Form 10KSB
period 1995-12-31
INAV TRAVEL CORPORATION
filed 1996-05-02
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the transition period from ___________ to  ____________

                         Commission File Number 0-11808

                             INAV TRAVEL CORPORATION
             (Exact name of Registrant as specified in its charter)

                  COLORADO                                    59-2219994
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                       2225 E. Randol Mill Road Suite 305
                             Arlington, Texas 76011
                                 (817) 633-9400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
   Title of Each Class                         on Which Registered
          None                              NASDAQ - OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $ .001 par value
                                (Title of Class)
Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No

Check if there is no disclosure of delinquent filers response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                 [X] Yes [ ] No

Issuer's revenues for its most recent fiscal year $754,152.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. The Company's common stock based on the average selling price on a date within the past 60 days is $0.05 (See definition of affiliated in Rule 12b-2 of the Exchange Act).

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

As of December 31, 1995, 49,485,000 shares of the Issuer's $.001 par value common stock were outstanding.

                             INAV TRAVEL CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 1995

                                                                       Page of
                                                                     Form 10-KSB
ITEM 1.  BUSINESS .............................................................4

ITEM 2.  PROPERTIES ..........................................................11

ITEM 3.  LEGAL PROCEEDINGS ...................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .................12

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS ................................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...........................................16

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ............................................16

ITEM 9.  EXECUTIVE OFFICERS OF THE REGISTRANT ................................17

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................17

ITEM 11. EXECUTIVE COMPENSATION ..............................................17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ..........................................................17

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS .....................18

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K ......19

                                     PART 1

ITEM 1.  BUSINESS

         INAV Travel Corporation (the "Company") was incorporated in 1982. The Company is a leading provider of business management services and cash management resources to physicians, dentists, chiropractors and medical billing centers. As of December 31, 1995, the Company provided business management services to approximately 3,200 physicians, dentists, chiropractors and 680 billing centers. The Company has an established base of over 2,200 physical locations with at least one installation in all 50 states. The business management services offered by the Company include (i) general management services, (ii) strategic management services, (iii) financial management services and (iv) billing and accounts receivable management services. (For a History of the Company, see Notes to Consolidated Financial Statements, Note A "The Company").

         The Company's business strategy is to develop, through internal growth and acquisitions, a national organization which efficiently and effectively provides medical management services to its clients. Management believes that healthcare reform and industry changes will create new opportunities for the management services provided by the Company as physicians and dentists move into larger group practices, merge with other medical specialties and create alliances with hospitals and other providers to pool their resources.

         The Company's primary markets are physician, dentist, chiropractic groups, select HMO and PPO organizations. The Company markets its services through a sales staff and advertising through direct mail and trade shows. The Company also obtains clients through referrals from existing clients.

         In 1993 and 1994 the Company was engaged in the medical receivables servicing and consulting business and the development and marketing of smart card hardware and software products including computer security systems ("smart card products"). During 1994, the Company developed a frequent shopper product that utilized a central computer host to record retail customer transactions for Company clients. On-site testing of the product at a retail site was completed in 1994, but further financial investment in aggressive marketing and full scale electronic host infrastructure was not undertaken due to the decline in Company revenues in the second half of 1994.

RECENT ACQUISITIONS
- -------------------

         On August 1, 1995, the Company, through a subsidiary, Santiago SDS, Inc., ("Santiago") acquired all of the assets and certain related liabilities of Santiago Data Systems, Inc. for $529,000. Santiago develops, supports and licenses medical and dental software through the comprehensive nationwide program called OneClaim Plus. Procedure Code Review ensures accurate procedure coding for a well managed practice. STATAccess provides physicians and hospitals with instant access to vital information regarding patients' medical and health history.

         In September 1993, the Company effected a merger transaction with Personal Computer Card Corporation ("PC3") and soon after was acquired by MedBanc Data Corporation ("MedBanc"), both through exchanges of stock.

INDUSTRY OVERVIEW
- -----------------

         Current political, economic and regulatory influences are leading to fundamental changes in the healthcare industry in the United States. As the healthcare delivery system evolves, the need for state-of-the-art information management tools becomes critically important. With the evaluation of Electronic Data Interchange, healthcare is becoming an industry of automation, but currently less than 50% of the entire healthcare market is automated.

PRODUCTS
- --------

         ONECLAIM PLUS is comprehensive Practice Management Software package which is designed to handle every aspect of a physicians practice; patient management, accounts receivable, billing, electronic insurance claim processing, reporting and information management. OneClaim Plus is fully compatible with MSDOS/IBM-PC type computers as well as with Microsoft Windows and popular accounting software such as Quicken and DAC Easy. The Company's trademarked EasyRead graphic screens and OneStep pop-up windows make information accessible, readable and clear.

         ELECTRONIC CLAIMS PROCESSING - is electronic data whereby our computer system transfers a paper insurance claim into an electronic document and transmits such electronic document to the major insurance companies including Medicare, Medicaid, Blue Shield, Aetna, Travelers and Metropolitan.

         STATAccess - is service designed for convenience and accessibility with built in security . It is intended to meet the needs of a wide range of people. Subscribers complete medical and health history, list health care providers, insurance plans and emergency phone numbers which can be accessed by doctors and emergency personnel, 24 hours a day, in the event of a critical situation. Information can be up-dated as subscribers' personal health profiles change. A new feature now available is the Crisis Message Relay. In the event of a natural disaster; brush fire, earthquake, hurricane or flood, at home or abroad, STATAccess subscribers may contact the Company's operators to post a message in the subscriber's family file. The message will automatically be relayed to family members who call.

         CODEREVIEW is comprehensive report, prepared by Santiago, which contains the status and a current short description of each CPT Code (Current Procedural Terminology) submitted by a physician's office. The report provides the physician with a quick and easy interpretation of the codes used along with their monthly frequency and associated fees.

         SERVICE CONTRACT - On-line support is provided to OneClaim Plus customers by the Company's technical support staff.

         The Company is continually investigating the feasibility of enhancing software platforms and developing new platforms to meet its client's needs.

BILLING AND COLLECTION SERVICES
- -------------------------------

         The Company's services are provided to physicians, dentists, billing centers and clinics under various contractual agreements. The agreements generally range from eighteen months to three years in duration, can be renewed and can be terminated upon a 60 day written notice by either party. No single customer or organization accounted for 10% or more of the Company's total revenue in 1995.

         Billing and accounts receivable management services include coding, automated patient billing, insurance claims submission, accounts receivable management, past due and delinquent accounts receivable collection services and shared systems services, whereby clients can access the Company's proprietary collection system to enter accounts receivable data, follow-up on collection of those receivables and monitor collection productivity.

         Revenues from individual customers vary depending on the number and type of services utilized. A substantial majority of the Company's contractual arrangements call for servicing fees payable to the Company based on a percentage of net collections. Servicing fees, which are typically 15% , are based on the medical or dental specialty and type of services provided, expected collectibility of a customer's portfolio and the cost of providing such services. The Company strives to retain its customers to provide a recurring base of revenue.

All product is shipped C.O.D. and/or payment is received by credit card, thereby eliminating a large accounts receivable. All electronic billing is received in the Company's office by electronic transmission and billed to the on-line customers.

The business management service industry is highly competitive. The Company considers itself to be one of the leading providers of business management services to physicians, dentist, chiropractors, and billing centers. With 12 years of specialized experience in practice automation, the Company offers its customers efficient and effective ways of providing medical management services at a very comparable price. With the Company's excellent service, it believes it has an edge over its competitors.

OneClaim Plus, STATAccess and Procedure Code Review are trademarks of Santiago.

We have spent approximately $100,000 to $150,000 in each of the past two years in research and development of new product which will be on line in mid 1996.

EMPLOYEES
- ---------

         The Company currently employs approximately 30 full and part time employees. The Company has no labor union contracts and believes relations with its employees is good.

ITEM 2.   PROPERTIES

        The Company's principal executive office is leased and located in Arlington, Texas. The lease expires in July, 1996. Santiago's principal office is leased and located in Newport Beach, California. The lease expires on January 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for a vote during the fourth quarter of 1995.


                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At the Company's annual meeting of Shareholders in September, 1994, a reverse split of 6:1 was approved. However, because of the significant cost involved, management elected not to implement the reverse split. The Company's common stock is traded under the symbol "INAV" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock.

                                  BID PRICE
BY QUARTER ENDED:              HIGH        LOW
- -----------------              ----        ---
Year Ended 12/31/95

March, 1995                   $ .05       $ .03
June, 1995                      .03         .01
September, 1995                 .03         .01
December, 1995                  .08         .03

Year Ended 12/31/94

March, 1994                   $ .04       $ .03
June, 1994                      .05         .05
September, 1994                 .05         .05
December, 1994                  .05         .05

The Company had approximately 7924 holders of record of its common stock as of December 31, 1995. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This section discusses the financial condition, changes of financial condition and results of operations of the Company and its subsidiaries for the period from January 1, 1995 to December 31, 1995 as compared with the period from January 1, 1994 to December 31, 1994. (See Notes to Consolidated Financial Statements, Note A "The Company.") The nature of business and various business development activities of the Company during 1995 are described in "Item 1, Business."

         Total Revenues generated in 1995 amounted to $754,152. Revenues of $100,064 were generated by medical claims servicing fee income and medical receivable funding brokerage/consulting activities. $634,644 of the revenues generated were from medical software sales, electronic claims, statement processing and maintenance contracts.

         Cost of Revenues in 1995 was $180,600, as compared with Cost of Revenues in 1994 of $162,852. The increase resulted from a combination of reduced costs of claims servicing fee income and brokerage income related to reduced revenues, and increased costs of software and maintenance sales related to increased revenues.

         Operating Expenses for 1995 were $1,367,196 as compared with $1,730,862 for 1994. Included in operating expenses were $135,000 of write downs of assets held for sale and losses of approximately $112,000 relating to the sale of other assets. The Company recorded gains of $74,394 and $153,856 resulting from debt extinguishment and liabilities which will not be payable and which were reduced and credited to income. Selling, General and Administrative expense declined significantly mainly due to curtailment of spending and reducing overhead.

         Net Loss in 1995 was $690,487 as compared with Net Loss of $949,527 for 1994, due to facts disclosed above. Net cash used by operating activities in 1995 amounted to $290,925 as compared to $426,129 in 1994. The change results from a decrease in the net loss offset partially by changes in assets and liabilities.

         The Company is unable to predict the impact of future healthcare insurance legislation, if any, on its medical receivable business. With new product being developed in related areas and our commitment to continued research in the healthcare field to expand our on line products, our future is bright. The short and medium range impact of inflation, if any, on the Company's business is expected to be minimal.

Liquidity and Capital Resources
- -------------------------------

         As of December 31, 1995, the Company had Current Assets of $96,323 and Other Assets of $1,025,712. Current Liabilities at December 31, 1995, were $1,435,605 of which $130,172 were notes and advances loaned to the Company by its Senior Officers, Directors and Shareholders. Included in Long Term Liabilities at December 31, 1995 were $710,898 of notes and cash advances loaned to the Company by its Senior Officers, Directors and Shareholders.

         The Company generated net cash of $308,955 from investing activities as compared to cash used in investing activities of $198,651 in 1994. The cash generated by investing activities in 1995 results primarily from collections on notes receivable ($75,000) and proceeds from the sale of assets held for sale ($295,512), offset partically by the capitalization of software development costs ($55,750).

         In 1994 cash used in investing activities relates primarily to purchases of property and equipment ($37,467) software development costs capitalized ($102,770) advances on notes receivable ($150,470) and the registration and renewal of patents($40,425). Cash provided from investing activities results from collections in notes receivable ($94,702) and proceeds from sale of assets($37,779).

         During 1995 and 1994 cash provided by financing activities amounted to $12,277 and $224,186, respectively. In 1995 payments on notes payable of $556,854 was offset by proceeds from notes payable of $561,533. In 1994 payments and proceeds on notes payable amounted to $108,503 and $431,966 respectively. The Company also purchased 4,852,059 shares into treasury for $121,300.

         The Company has not been able to generate sufficient cash flow from operations to fund its normal ongoing operations and administrative costs. The Company is attempting to return to profitability through its medical software business. In addition, the Company was unable to consummate its proposed stock split and reincorporation in Delaware as a result of its financial condition. The Company may attempt to sell capital stock through a private placement and/or obtain loans as necessary to fund the needs of the Company. There can be no assurance that the Company will be successful in these endeavors.

         The Company will introduce two new products in mid 1996. The Company anticipates that these products will generate tremendous response on the market. The products should induce appreciable revenues.

ITEM 7.  FINANCIAL STATEMENTS

          Filed as exhibits hereto are the following statements of the Company and its subsidiaries:

                                                                        Page
                                                                        ----
Report of Independent Certified Public Accounts                         F- 3

Financial Statements

  Consolidated Balance Sheets as of December 31, 1995 and 1994          F- 4

  Consolidated Statements of Operations for the years ended
   December 31, 1995 and 1994                                           F- 5

  Consolidated Statements of  Shareholder's Deficit for the
   years ended December 31, 1995 and 1994                               F- 6

  Consolidated Statements of Cash Flows for the
   years ended December 31, 1995 and 1994                               F- 7

  Notes to Consolidated Financial Statements                            F- 9

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                             INAV TRAVEL CORPORATION
                                AND SUBSIDIARIES


                           DECEMBER 31, 1995 AND 1994

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES

                                    CONTENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-3

Financial Statements

  Consolidated Balance Sheets as of December 31, 1995 and 1994               F-4

  Consolidated Statements of Operations for the
    years ended December 31, 1995 and 1994                                   F-5

  Consolidated Statements of Shareholders' Deficit for the
    years ended December 31, 1995 and 1994                                   F-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 1995 and 1994                                   F-7

  Notes to Consolidated Financial Statements                                 F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
INAV Travel Corporation

We have audited the accompanying consolidated balance sheets of INAV Travel Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INAV Travel Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company sustained net losses and used significant amounts of cash for operating activities in each of the years ended December 31, 1995 and 1994, and as of December 31, 1995, the Company's current liabilities exceed current assets and total liabilities exceed total assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                     KING, BURNS & COMPANY, P.C.

Dallas, Texas
April 12, 1996

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                     ASSETS

                                                                                              1995                  1994
                                                                                           ----------             --------
CURRENT ASSETS
   Cash                                                                                   $    36,535            $   6,228
   Trade accounts receivable                                                                   59,788               17,491
   Inventories                                                                                      -               40,732
   Notes receivable                                                                                 -               26,520
   Prepaid expenses and other                                                                       -               22,479
                                                                                       --------------             --------
            Total current assets                                                               96,323              113,450
                                                                                            ---------              -------

PROPERTY AND EQUIPMENT, NET                                                                    23,839              154,544
                                                                                            ---------              -------

OTHER ASSETS
   Goodwill, net of accumulated amortization of $103,319                                      956,045                    -
   Assets held for sale                                                                             -              435,000
   Notes receivable, less current portion                                                           -              228,434
   Software development costs, net of accumulated amortization of $3,871                       51,879                    -
   Patents, net of accumulated amortization of $1,784                                               -               38,641
   Deposits                                                                                    17,788                1,500
                                                                                           ----------            ---------
            Total other assets                                                              1,025,712              703,575
                                                                                            ---------              -------

                                                                                           $1,145,874             $971,569
                                                                                            =========              =======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Cash overdraft                                                                          $   29,616             $ 22,023
   Notes payable, including $130,172 and $440,328
      due to related parties                                                                  397,741              709,213
   Accounts payable                                                                           177,266              300,287
   Accrued liabilities                                                                        142,754              264,294
   Other liabilities                                                                          527,350              115,894
   Deferred revenues                                                                          160,878                    -
                                                                                            ---------     ----------------
               Total current liabilities                                                    1,435,605            1,411,711

LONG-TERM LIABILITIES
   Noes payable less current maturities, all due to related parties                           710,898                    -
   Other liabilities                                                                          130,000                    -
                                                                                          -----------     ----------------
               Total liabilities                                                            2,276,503            1,411,711
                                                                                           ----------            ---------

COMMITMENTS AND CONTINGENCIES (Notes C, G, H, L, and M)

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 50,000,000 shares
      authorized; 49,485,000 shares issued                                                     49,485               49,485
   Additional paid-in capital                                                                 518,722              518,722
   Accumulated deficit                                                                     (1,551,797)            (861,310)
   Treasury stock, at cost; 4,909,577 shares                                                 (147,039)            (147,039)
                                                                                          -----------           ----------
               Total shareholders' deficit                                                 (1,130,629)            (440,142)
                                                                                          -----------           ----------

                                                                                          $ 1,145,874           $  971,569
                                                                                           ==========            =========

The accompanying notes are an integral part of these financial statements.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1995 and 1994

                                                                                              1995                 1994
                                                                                           ----------            -------
REVENUES
   Service fee and broker income                                                         $    100,064          $   927,391
   Software and maintenance sales                                                             639,644              111,762
   Other                                                                                       14,444               17,488
                                                                                          -----------           ----------
      Total revenues                                                                          754,152            1,056,641
                                                                                           ----------            ---------

COST OF REVENUES
   Cost of service fees and broker income                                                      13,583              127,552
   Cost of software and maintenance sales                                                     167,017               35,300
                                                                                            ---------           ----------
      Total cost of revenues                                                                  180,600              162,852
                                                                                            ---------            ---------

GROSS PROFIT                                                                                  573,552              893,789
                                                                                            ---------            ---------

OPERATING EXPENSES
   Selling, general & administrative                                                          990,872            1,629,363
   Depreciation and amortization                                                              129,467               15,710
   Loss on write down of assets held for sale                                                 135,000               68,294
   Loss on disposition of fixed assets and assets
       held for sale and related notes receivable                                             111,857               17,495
                                                                                          -----------           ----------
      Total operating expenses                                                              1,367,196            1,730,862
                                                                                           ----------            ---------

LOSS FROM OPERATIONS                                                                         (793,644)            (837,073)
                                                                                           ----------           ----------

OTHER INCOME (EXPENSE)
   Interest expense                                                                           (83,104)             (25,947)
   Gain from reduction of liabilities                                                         153,856                    -
   Other, net                                                                                   1,978               35,848
                                                                                          -----------           ----------
      Total other income (expense)                                                             72,730                9,901
                                                                                           ----------          -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY ITEM                                                                     (720,914)            (827,172)

DISCONTINUED OPERATIONS
   Loss from operations of discontinued smart card products segment                           (61,911)            (122,355)
   Gain on sale of discontinued segment                                                        17,944                    -
                                                                                            ---------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                               (764,881)            (949,527)

   Gain on debt extinguishments                                                                74,394                    -
                                                                                            ---------         ------------

NET LOSS                                                                                    $(690,487)           $(949,527)

Loss per weighted-average common share:
   Loss from continuing operations before extraordinary item                                  $ (0.01)             $ (0.02)
                                                                                               ======               ======
   Extraordinary item                                                                         $  0.00              $  0.00
                                                                                               ======               ======
   Net loss                                                                                   $ (0.01)             $ (0.02)
                                                                                               ======               ======

Weighted-average common shares outstanding                                                 49,485,000           49,485,000
                                                                                           ==========           ==========

The accompanying notes are an integral part of these financial statements.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 1995 and 1994



                                                                                     Retained
                                                                  Additional         Earnings
                                           Common Stock             Paid-in        (Accumulated         Treasury
                                      Shares          Amount        Capital          Deficit)            Stock              Total
                                      ------          ------        -------          --------            -----              -----
Balances at December 31, 1993       49,485,000        $49,485      $518,722       $     88,217      $   (25,739)      $    630,685

Purchase of treasury stock                   -              -             -                  -         (121,300)          (121,300)

Net loss                                     -              -             -           (949,527)               -           (949,527)
                                   -----------    -----------   -----------        -----------      ------------         ----------

Balances at December 31, 1994       49,485,000         49,485       518,722           (861,310)        (147,039)          (440,142)

Net loss                                     -              -             -           (690,487)               -           (690,487)
                                   -----------    -----------   -----------        -----------      ------------         ----------

Balances at December 31, 1995       49,485,000        $49,485      $518,722        $(1,551,797)       $(147,039)       $(1,130,629)
                                    ==========         ======       =======         ==========         ========          =========



The accompanying notes are an integral part of these financial statements.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1995 and 1994


                                                                                               1995           1994
                                                                                           ------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                                                    $(690,487)    $(949,527)
   Adjustments to reconcile net loss to net cash
       used by operating activities
          Depreciation and amortization                                                       129,467        28,585
          Loss on disposal of fixed assets                                                     77,885             -
          Loss on write down of software
             development costs                                                                      -        68,294
          Loss on disposition and write down  of assets held for
             sale and related notes receivable                                                168,972        15,268
          Gain on disposition of PC3 assets and certain liabilities                           (17,944)            -
          Change in allowance for doubtful accounts                                                 -       (24,000)
          Changes in assets and liabilities, net of effects of
                acquisition and disposition
             Trade accounts receivable                                                         (3,420)      103,362
             Inventories                                                                       18,732         6,743
             Prepaid expenses and other                                                        22,479        30,114
             Deposits                                                                           1,500         1,831
             Accounts payable                                                                 (58,059)      161,849
             Accrued liabilities                                                             (113,384)      214,004
             Other liabilities                                                                 12,456       (82,702)
             Deferred revenues                                                                160,878             -
                                                                                            ---------    ----------

Net cash used by operating activities                                                        (290,925)      (26,179)
                                                                                            ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                         (3,227)      (37,467)
   Software development costs capitalized                                                     (55,750)     (102,770)
   Registration and renewal of patents                                                              -       (40,425)
   Cash paid in connection with sale of PC3                                                    (2,580)            -
   Proceeds from sale of asset held for sale
       and related notes receivable                                                           295,512        37,779
   Collections on notes receivable                                                             75,000        94,702
   Advances on notes receivable                                                                     -      (150,470)
                                                                                           ----------      --------

Net cash provided (used) by investing activities                                              308,955      (198,651)
                                                                                             --------      --------


                                  - Continued -

The accompanying notes are an integral part of these financial statements.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
                       Continued Years ended December 31,
                                  1995 and 1994


                                                                                               1995          1994
                                                                                            -----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                                                      $(556,854)    $(108,503)
   Proceeds from notes payable                                                                561,538       431,966
   Increase in cash overdraft                                                                   7,593        22,023
   Purchase of treasury stock                                                                       -      (121,300)
                                                                                            ---------      --------

Net cash provided by financing activities                                                      12,277       224,186
                                                                                            ---------      --------

INCREASE (DECREASE) IN CASH                                                                    30,307      (400,644)

Cash at beginning of period                                                                     6,228       406,872
                                                                                            ---------      --------

Cash at end of period                                                                       $  36,535     $   6,228
                                                                                             ========     =========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest                                                 $  87,427     $  13,537
                                                                                             ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES

   Issuance of note payable for acquisition of assets and certain
       liabilities of Santiago                                                               $529,000     $       -
                                                                                              =======      ========

The accompanying notes are an integral part of these financial statements.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     The Company
       ------------

       INAV Travel Corporation ("INAV" or the "Company") was incorporated in 1982 and is a provider of business management services and cash management resources to physicians, dentists, chiropractors and medical billing centers. The Company's primary markets are physicians, dentists, chiropractic groups, select HMO and PPO organizations throughout the United States. The Company's revenue to date has consisted of sales of software and related maintenance contracts.

       During 1994 and 1995, the Company engaged in the medical receivables servicing and consulting business and the development and marketing of smart card hardware and software products including computer security systems. During 1994, the Company developed a frequent shopper product that utilized a central computer host to record retail customer transactions for Company clients. On-site testing of the product at a retail site was completed in 1994, but further investment in aggressive marketing and full scale electronic host infrastructure was not undertaken due to the decline in Company revenues in 1994. In October 1995, the smart card product business was sold and the entity through which the Company conducted this business, Personal Computer Card Corporation ("PC3") was dissolved.

       On May 18, 1994, Santiago SDS, Inc. ("SDS") was formed as a Nevada Corporation for the purpose of selling software and maintenance contracts. INAV Travel Corporation acquired 750 shares of $.01 par value stock of the corporation for a 100% ownership interest. Through its subsidiary in 1995, the Company acquired all of the assets and certain related liabilities of Santiago Data Systems, Inc. ("Santiago") for a note payable of $529,000. Santiago develops, supports and licenses medical and dental software through the comprehensive nationwide program called OneClaim Plus. Procedure Code Review ensures accurate procedure coding for a well managed practice. STAT Access provides physicians and hospitals with immediate access to vital information regarding patients' medical and health history (Note B).

2.     Consolidation Policy
       ---------------------

       The consolidated financial statements include the accounts of INAV and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

3.     Use of estimates and assumptions
       ---------------------------------

       Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

4.     Inventories
       ------------

       Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory consists primarily of smart card computer components and related items.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

5.     Property and Equipment
       -----------------------

       Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

6.     Goodwill
       ---------

       Goodwill is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired in connection with Santiago. Goodwill acquired amounted to $1,059,364 and is being amortized using the straight-line method over 4 years. Amortization expense for 1995 amounted to $103,319. On an on-going basis management reviews recoverability, the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted value of the projected future net earnings in evaluating the value of goodwill. If the undiscounted future net earnings is less than the stated value, the goodwill would be written down to fair value.

7.     Patents
       --------

       Patents are stated at cost. Amortization is computed on the straight-line method over 17 years, the legal life of the patents.

8.     Earnings Per Common Share and Common Share Equivalents
       -------------------------------------------------------

       Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares are comprised of dilutive stock options, the effect of which is insignificant.

9.     Cash and Cash Equivalents
       --------------------------

       The Company considers all cash on hand and in banks, demand and time deposits, certificates of deposit, and all other highly liquid debt investments with maturities of three months or less when purchased, to be cash and cash equivalents. There were no cash equivalents at December 31, 1995 and 1994.

10.    Business and Credit Risk Concentrations
       ----------------------------------------

       In the normal course of business, the majority of service fee and broker income with respect to medical receivables are received in cash at time of completion of each transaction. Clients are located throughout the United States. During the year ended December 31, 1995 and 1994 customers accounting for 10% or more of service fee and broker income are as follows:

                                      1995           1994
                                      ----           ----
                Customer A             -           $462,000
                Customer B             -           $262,000
                Customer C             -           $171,000


                                  - Continued -

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10.    Business and Credit Risk Concentrations - Continued
       -----------------------------------------------------

       In the normal course of the software sales business, the Company extends unsecured credit to some of its customers. None of the customers are individually significant. A significant portion of the customers pay for the software in cash. Service maintenance contracts are paid for in advance and amortized over the period of the contract. Customers are located throughout the United States. Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. There was no allowance for uncollectible accounts receivable at December 31, 1995. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount on the financial statements at the date of non-performance.

11.    Income Taxes
       -------------

       The Company accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

       The Company has not provided for state income taxes, as the effect on the consolidated financial statements is not significant.

12.    Software Development
       ---------------------

       The Company was previously involved in developing frequency software and hardware to be sold as an integrated system. During 1995 after the acquisition of Santiago assets and liabilities, the Company was involved in developing software related to the medical profession as described earlier. The Company begins to capitalize software development costs after technological feasibility has been established in accordance with Financial Accounting Standards Board Statement Number 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized over the estimated economic life of the software from the time that a particular product is completed. No amortization on frequency related software has been recorded during 1995 and 1994 as the asset was being held for sale and has now been fully expensed (See Note E). Software development costs of $102,770 were captialized in 1994 in connection with the frequency software.
        Software development costs of $55,750 were capitalized during 1995.

13.    Accounting Standards Not Yet Adopted
       -------------------------------------

       In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's balance sheet or statement of operations.

14.   Reclassification
      -----------------

       Certain prior year amounts have been reclassified to conform with the 1995 presentation.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE B - ACQUISITION AND DISPOSITION

Acquisition
- -----------

As discussed in Note A1, INAV acquired the assets and certain liabilities of Santiago in August 1995 for a note payable of $529,000.

A summary of the fair value of assets acquired and liabilities assumed is as follows:

      Accounts receivable                               $    40,567
      Property and equipment                                 17,788
      Goodwill                                            1,059,364
      Amount due by Santiago to INAV                       (183,486)
      Current liabilities                                   (54,763)
      Other liabilities                                    (350,470)
                                                          ---------
                                                        $   529,000

Unaudited pro forma financial information for the years ended December 31, 1995 and 1994 as though the acquisition had occurred on January 1, 1994 is as follows:
                                                        1995            1994
                                                     ----------        -------
      Revenues                                      $1,573,000       $2,336,000
      Loss from continuing operations before
          extraordinary item                         $(927,000)     $(1,469,000)
      Net loss                                     $(1,001,000)     $(1,469,000)
      Net loss per share                                $(0.02)          $(0.03)

Disposition
- -----------

Effective in October 1995, the Company disposed of substantially all of the assets and liabilities of PC3 (Note A1), and dissolved this entity. The Company recorded a gain on disposition of $17,944. Revenues for PC3 for the years ended December 31, 1995 and 1994 amounted to $42,896 and $350,149, respectively. The statement of operations for the year ended December 31, 1994 has been restated to conform with the 1995 presentation.

NOTE C - GOING CONCERN UNCERTAINTY

As reflected in the consolidated statements of operations, the Company suffered net losses of $690,487 and $949,527 in 1995 and 1994, respectively. In addition, cash used for operating activities in each of the years amounted to $290,925 and $426,179, respectively. At December 31, 1995, current liabilities exceed current assets by $1,339,282 and total liabilities exceed total assets by $1,130,629. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management is, however, in the process of raising additional financing and obtained cash for a note payable due in 1997, amounting to $525,000 in early 1996. In addition, since its acquisition of Santiago, the Company had generated net income of approximately $100,000 (unaudited) during the three months ended March 31, 1996. Management believes that this portion of the business will continue to be profitable and provide the cash flow necessary to grow its business going forward.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE D - NOTES RECEIVABLE

Notes receivable consist of the following as of December 31, 1995 and 1994:

                                                                               1995                1994
                                                                           -----------           --------
Note receivable from Santiago settled in connection
      with the acquisition of assets and certain
      liabilities of Santiago (Note B).                                   $          -           $150,470

   Ten notes receivable from individuals; sold in 1995
      to a shareholder for $75,000.                                                  -            104,484
                                                                          ------------            -------
                                                                                     -            254,954
   Current portion                                                                   -            (26,520)
                                                                          ------------            --------
   Non-current portion                                                   $           -           $228,434
                                                                          ============            =======


NOTE E - ASSETS HELD FOR SALE

Assets held for sale include a Twistee store structure (carrying value of $300,000) and software development costs held for resale. The store structure was sold during 1995 for approximately $300,000. In 1994, electronic frequent shopper software development costs were written down to estimated net realizable value of $135,000, resulting in a loss on write-down of $68,294 in 1994. In 1995 the remaining capitalized costs were charged to operations as the Company is no longer pursuing this line of business.


NOTE F -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1995 and 1994:

                                                                                 1995                1994
                                                                               ---------           --------
          Vehicles                                                        $          -         $     3,539
          Computer equipment                                                    37,468              80,864
          Furniture and fixtures                                                 1,056             105,931
          Leasehold improvements                                                     -               4,375
                                                                           -----------            --------
                                                                                38,524             194,709
             Less accumulated depreciation and amortization                    (14,685)            (40,165)
                                                                               -------             -------
                                                                              $ 23,839            $154,544
                                                                               =======             =======


                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued




NOTE G - NOTES PAYABLE

Notes payable consist of the following as of December 31, 1995 and 1994:

                                                                               1995                  1994
                                                                            ----------             -------
   Unsecured note to a shareholder due on
      December 31, 1997, bearing interest at 8%.                           $   276,090          $        -

   Unsecured note to a shareholder due on
      demand, bearing interest at prime plus 1%.                                     -              66,000

   Note to an officer and director due on demand,
       bearing interest at 14%.                                                      -             167,500

   Unsecured note to a shareholder due on demand,
      bearing no interest.                                                           -              16,451

   Unsecured note to an individual due December 1994, bearing
      interest at 6%.                                                                -              15,497

   Unsecured note to an employee, officer and shareholder
      due on December 31, 1997, bearing interest at 8%.                        434,808                   -

   Unsecured note to an employee, officer and shareholder
      due on demand, bearing no interest.                                            -              35,000

   Unsecured note to an employee, officer and shareholder due
      on demand, bearing no interest.                                                -              05,377

   Unsecured note to an unaffiliated company settled in 1995.                        -              94,733

   Unsecured note to an unaffiliated company settled in 1995.                        -              38,655

   Note to a shareholder due on demand bearing interest at 9%.                  40,000              50,000

   Note to an unaffiliated company settled in 1995.                                  -             120,000

   Note payable to an  individual  to be settled in 1996
      through the issuance of 4,500,000 shares of common
      stock held in treasury.                                                   45,000                   -

   Note payable to shareholder of Santiago assumed during
      purchase of Santiago assets and assumption of certain
      liabilities due on demand bearing no interest.                            62,741                   -

   Note payable to third parties assumed in connection with
      Santiago purchase, due on demand, bearing no interest.                   222,569                   -

   Note payable to shareholder of Santiago assumed during Santiago
      purchase, due on demand bearing no interest.                              27,431                   -
                                                                           -----------      --------------

                                                                             1,108,639             709,213
   Less current portion                                                       (397,741)           (709,213)
                                                                             ---------            --------
   Long-term portion                                                        $  710,898     $             -
                                                                             =========      ==============

                                      F-14

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE G - NOTES PAYABLE - Continued

In accordance with revised notes payable entered into subsequent to December 31, 1995, note payable to shareholders and an employee, officer and shareholder were converted from demand to long-term notes payable due on December 31, 1997.


NOTE H - OTHER LIABILITIES

Other current liabilities at December 31, 1994 include amounts payable to unsecured creditors amounting to $115,894 that were included in the bankruptcy proceedings for which the final order of discharge was issued in 1992. During 1995, the remaining obligation was reduced to zero based on estimates of amounts which will ultimately be payable (Also see Note M).

Other current and long-term liabilities at December 31, 1995 include the liability of $529,000 in connection with the acquisition of assets and certain liabilities of Santiago. In early 1996, the amount due was discounted to $389,000 to reflect revised terms and an accelerated payment plan. Under this revised agreement, $100,000 was paid immediately. Of the remaining amount, $230,000 is due in 23 monthly installments of $10,000 beginning in March 1996. The balance due, $59,000 will be paid on behalf on Santiago to the State of California upon settlement of a tax dispute with the State; provided that if the amount of such settlement is less than $59,000, the amount to be paid by the Company will be reduced accordingly. In accordance with its payment terms, $130,000 of the $230,000 is classified as long term.
All amounts due are non-interest bearing.


NOTE I - TREASURY STOCK

On May 12, 1994, the Company entered a debt repayment and stock redemption agreement whereby 4,852,059 shares of INAV Travel Corporation common stock, $.01 par, were repurchased for $121,300.

Subsequent to December 31, 1995, the Company issued 4,500,000 common shares out of treasury in settlement of a note payable of $45,000. (Note G)


NOTE J - FEDERAL INCOME TAXES

A reconciliation of the expected federal income tax benefit based on the U.S. Corporate income tax rate of 34% to actual benefit for 1995 and 1994 is as follows:
                                                   1995                1994
                                                 ---------            ------

             Expected income tax benefit        $(234,889)          $(322,839)
             Valuation allowance and other        234,889             322,839
                                                 --------            --------
                                                $       -           $       -
                                              --------------      --------------

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE J - FEDERAL INCOME TAXES - Continued

Deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                       1995                1994
                                                    ----------           -------
             Current deferred tax asset           $         -         $  78,125
             Current deferred tax liability                 -           (78,125)
             Valuation allowance for current
                deferred tax asset                          -                  -
                                                    ---------         ----------

             Net current deferred tax asset       $         -       $          -
                                                    =========        ===========

             Non-current deferred tax asset       $  03,799             512,498
             Non-current deferred tax liability     (17,639)            (13,833)
             Valuation allowance for non-current
                deferred tax asset                 (686,160)           (498,665)
                                                    --------            --------

             Net non-current deferred tax asset   $         -        $         -
                                                    =========        ===========

The current and non-current deferred tax liability results from software development charges capitalized for financial reporting purposes and deducted for Federal income tax purposes. The non-current deferred tax asset results from differences in amortization of goodwill for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. The net non-current deferred tax asset has a 100% valuation allowance, as it does not appear more likely than not that the net operating benefit will be utilized.

INAV and PC3 generated net operating losses for financial reporting and Federal income tax reporting prior to their reorganization in 1993. (see Note A1). As of December 31, 1995, subject to limitations under Internal Revenue Code ss.382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not utilized. Net operating losses generated since the reorganization amount to approximately $1,560,000 and begin expiring in 2008 if not utilized.


NOTE K - RELATED PARTY TRANSACTIONS

Prior to and during the years ended December 31, 1995 and 1994, the Company received and repaid portions of advances from shareholders and officers. (Note
G)

During 1995, in order raise cash, notes receivable amounting to $104,484 were sold to a shareholder at a discount of approximately $29,000.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE L - LEASE COMMITMENTS

The Company has two non-cancelable leases for office space. Future minimum payments under these leases and other equipment leases are payable as follows:

       Year Ended
      December 31,                                               Amount
      ------------                                              --------

          1996                                                  $112,153
          1997                                                   121,973
          1998                                                   125,441
          1999                                                   101,756
                                                                 -------
                                                                $461,323


Lease and rent expense under non-cancelable operating leases for 1995 and 1994 was $85,066 and $75,041, respectively.


NOTE M - COMMITMENTS AND CONTINGENCIES

During 1994, the Company reduced the obligation to creditors as determined under bankruptcy proceedings in 1992 by $21,997 based on estimates of amounts which will ultimately be payable and further reduced the obligation to zero during 1995. Although management believes these amounts will never be paid, the Company remains liable in the event the claim is made.

The Company does not carry general liability or workman's compensation liability insurance for the corporate office in Arlington, Texas.


NOTE N - STOCK OPTIONS

Non-qualified Stock Options
- ---------------------------

In March 1991, INAV granted non-qualified stock options to purchase 515,000 shares of common stock to an officer, director, and shareholder of the Company. The options are exercisable at any time up to March 1997. In October 1992, the Board of Directors of INAV repriced these options to $.05 per share to reflect the current market value of the shares. As of June 12, 1995, options to purchase the 515,000 shares had vested, but none had been exercised.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE N - STOCK OPTIONS - Continued

Incentive Stock Options

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan ("Plan") for key executives and employees. The Plan provides for 1,045,000 shares. A summary of the activity relating to the Plan follows:


                                                  Options              Price
                                               Outstanding           Per Share

Balance at December 31, 1993                            -                 -
     Options granted                              975,000              $.12
     Options granted                              300,000               .18
     Options terminated                          (250)000               .12
                                               ----------       -----------
Balance at December 31, 1995                    1,025,000           .12-.18
     Options granted                               70,000              $.05
     Options granted                              420,000              $.02
     Options terminated                          (625,)00              $ 12
                                               ----------        -----------
Balance as of December 31, 1995                   890,000        $.02 - .18
                                                =========         =========

Of the 890,000 outstanding shares at December 31, 1995, 655,000 shares are fully vested at December 31, 1995; 17,500 shares vest in 1996; and 217,500 shares vest in 1997.

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE O - BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two principal business segments: medical receivables and software and maintenance sales. Summarized financial information by significant business segments as of and for the years ended December 31, 1995 and 1994 is as follows:

                                                1995                     1994
                                             ----------                --------
Revenues:
  Medical receivables                       $  100,064               $  927,391
  Software and maintenance sales               639,644                  111,762
  Other                                         14,444                   17,488
                                               --------              -----------
                                            $  754,152               $1,056,641
                                                =======                =========

Operating loss:
  Medical receivables                       $ (531,262)              $ (906,830)
  Software and maintenance sales              (262,382)                  69,757
  Corporate                                          -                        -
                                            -------------           ------------
                                            $ (793,644)              $ (837,073)
                                               ========                 ========

Total assets:
  Medical receivables                       $        -               $   32,982
  Smart card products                                -                  130,821
  Software and maintenance sales             1,098,732                        -
  Corporate                                     47,142                  807,766
                                            -----------                 --------
                                            $1,145,874               $  971,569
                                              =========                  =======

Depreciation and amortization:
  Medical receivables                       $        -               $   15,711
  Smart card products                                -                   11,090
  Software and maintenance sales               107,191                        -
  Corporate                                     22,276                    1,784
                                            -----------                  -------
                                            $  129,467               $   28,585
                                             ==========                  =======

Capital expenditures:
  Medical receivables                       $        -               $        -
  Smart card products                                -                    3,500
  Software and maintenance sales                     -                        -
  Corporate                                      3,227                   33,967
                                                 -----                   ------
                                                $3,227                  $37,467
                                                 =====                    ======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information regarding the directors and executive officers of the Company:
                                                                     Year First
Name                         Age      Position                        Elected
- ----                         ---      --------                        -------
Scott A. Haire               31       President, Director               1993

Dale A. Blubaugh             71       Director                          1994

Araldo A. Cossutta           71       Director                          1994

Steven W. Evans              44       Director                          1994

Robert E. Gross              50       Director                          1994

Thomas J. Kirchhofer         54       Director                          1994

Lucy J. Singleton            58       Secretary                         1995


         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire President and Director. Mr. Haire is the founder of MedBanc Data Corporation, which effectively acquired INAV in late 1993. Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects. Mr. Haire also held positions with Healthcare Solutions and Mid Atlantic ICS as National Sales Director.

Dale A. Blubaugh Director. Mr. Blubaugh has been engaged in real estate and investing since 1983. Previously, he was employed by the Fort Worth Star Telegram from 1953 to 1983.

Araldo A. Cossutta Director. Mr. Cossutta is president of Cossutta and Associates, an architectural firm based in New York City. He is also a director of Computer Integration Corporation of Boca Raton, Florida.

Steven W. Evans Director. Mr. Evans is a certified public account and president of Evans Phillips & Co., PSC, an accounting firm. He is a founder and active in PTRL which operates contract research laboratories in Kentucky, North Carolina, California and Germany. He is active in environmental management and financial and hotel corporations in Kentucky and Tennessee.

Robert E. Gross Director. Mr. Gross is president of R. E. Gross & Associates, which provides consulting and system projects for clients in the multi-location service, banking and healthcare industries.

Thomas J. Kirchhofer Director. Mr. Kirchhofer is president of Synergy Wellness Centers of Georgia, Inc., and a past president of the Georgia Chiropractic Association.

Lucy Singleton Secretary. Ms. Singleton has been comptroller of INAV since 1990. Prior to 1990 Ms. Singleton was comptroller of Southland Diviersifed, Inc. for 20 years.

Barry A. Swartz Former Director and Treasurer resigned on February 2, 1996.

Henry T. Stanley Former Chairman and Director of the Company resigned December 29, 1995.


ITEM 10.   EXECUTIVE COMPENSATION

     The Company provides health benefits to its employees and may provide additional benefits in the future, as may be authorized by the Board of Directors. No retirement, pension, profit sharing or other similar program has been adopted by the Company.

     The Company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may, in its sole discretion, determine.

SUMMARY COMPENSATION TABLE

The following sets forth information concerning the compensation of the Company's Executive Officers for the fiscal years shown.


- ---------------------------------------------------------------------------------------------------------------
        Name and                                                                 Long Term Compensation
       Principal                  Annual Compensation                  Restricted       Options          All
        Position                                                          Stock          /SARS          Other
                         Year      Salary($)     Bonus    Other           Awards       # shares<F2>    Comp.($)
- ---------------------------------------------------------------------------------------------------------------
    Henry T. Stanley     1995        -0-          -0-      -0-             -0-             -0-           -0-
        Chairman         1994      63,750<F1>     -0-      -0-             -0-             -0-           -0-
                         1993      56,250         -0-      -0-             -0-             -0-           -0-

     Scott A. Haire      1995        -0-          -0-      -0-             -0-             -0-           -0-
       President         1994      58,750         -0-      -0-             -0-          1,800,000<F2>    -0-

- ---------------------------------------------------------------------------------------------------------------

<F1> Mr.  Stanley and Mr. Haire elected not to receive their  compensation  from late July 1994 through December 1995.

<F2> In 1994, Mr. Haire was awarded a stock option of 1,800,000.

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

The following table provides information concerning option exercises in fiscal 1995 and the value of unexercised options held by each of the named Executive Officers at December 31, 1995.

- ------------------------------------------------------------------------------------------------------------------
         Name         Shares Acquired         Value          No. of unexercised           Value of unexercised
                      on Exercise (#)      Realized ($)       options /SARs at            in-the-money options/
                                                                at FY-End (#)               SARs at FY-end($)
                                                           exercisable/unexercisable   exercisable/unexercisable
- ------------------------------------------------------------------------------------------------------------------
   Henry T. Stanley         -0-                N/A                  515,000                   $ 25,750.00
    Scott A. Haire          -0-                N/A                 1,800,000                  $180,000.00
- ------------------------------------------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the holdings of common stock of the Company by each individual who holds record or is known by the Company to hold beneficially or of record, more than 5 percent of the Company's common stock, by each Executive Officer and Director and by all Executive Officers and Directors as a group. All shares are owned beneficially, as noted, and of record as of April 1, 1996.

- --------------------------------------------------------------------------------
Name and Address                                        Shareholdings
of Beneficial Owner                         Number of Shares    Percent of Class
- --------------------------------------------------------------------------------
Scott A. Haire                              11,029,841<F1>           25.00 %
2225 E. Randol Mill Road  Suite 305
Arlington, Texas  76011

Dale A. Blubaugh                                -0-                    0   %
5125 Stephanie Drive
Fort Worth, Texas  76117

Araldo A. Cossutta                           2,982,025                6.68 %
600 Madison Avenue, 23rd Floor
New York, NY  10022

Steven W. Evans                                750,000                1.68 %
89 Daniel Boone Drive
Barbourville, KY  40906

Thomas J. Kirchoffer                            -0-                    0   %
630 Church Street NE
Marietta,  Georgia  30060

Keystone Medical Management Group            7,845,075<F1>            17.5 %
5125 Stephanie Drive
Fort Worth, TX  76117

Robert E. Gross                                 -0-                    0   %
1217 Old Mountain Road South
Joppa, Maryland  21085

All Executive Officers and
  Directors as a group                      15,257,949               59.08 %
(seven in number)
- --------------------------------------------------------------------------------

<F1> Keystone's  shares  are  voted  by  Mr.  Haire,  who is  the  trustee  of a children's trust which owns Keystone.

* Mr. Haire will receive 7,500,000 shares in accordance with the Agreement of Sept. 1994.

* Keystone will receive 7,500,000 shares in accordance with the Agreement of Sept. 1994.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As noted in the Liquidity and Capital resources section, loans have been made to the Company by certain Senior Officers, Directors, Shareholders. Scott A. Haire and Henry T. Stanley have made loans to the Company. Mr. Haire's loan is in the amount of $434,808.08 at 8 percent interest. Mr. Stanley's loan is in the amount of $276,090.39 at 8 percent interest. Both loans are due December 31, 1997. During 1995 notes receivable totaling $104,484 were sold at a discount of approximately $29,000 to Henry T. Stanley.

ITEM 13.  EXHIBITS REPORTS ON FORM 8-K

     1.   Reports on Form 8-K --None.

     2. Exhibits -- All exhibits incorporated by reference from prior filings with the Commission.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INAV TRAVEL CORPORATION


                                                  By: /s/ Scott A. Haire
                                                  Scott A. Haire, President, CFO

                                                  Date:  May 1, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Signature Title Date


/s/ Scott A. Haire           President and Director                  5/1/96
Scott A. Haire

/s/ Steven W. Evans          Director                                5/1/96
Steven W. Evans


/s/ Thomas J. Kirchhofer     Director                                5/1/96
Thomas J. Kirchhofer


/s/ Dale A. Blubaugh         Director                                5/1/96
Dale A. Blubaugh