Form 10QSB
period 1996-03-31
INAV TRAVEL CORPORATION
filed 1996-05-10
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                             INAV TRAVEL CORPORATION


           Colorado                                       59-2219994
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                      2225 E. Randol Mill Road - Suite 305
                           Arlington, Texas 76011-6306
                                 (817) 633-9400


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                        Yes   [ ]           No   [X]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                        Yes   [X]           No   [ ]


As of May 15, 1994, 49,485,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                        Yes  [ ]            No   [x]

                             INAV TRAVEL CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 1996


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                March 31, 1996 (Unaudited)                               3-4

                Consolidated Statements of Operations  -
                for the Three Months ended March 31, 1996
                (Unaudited)                                               5

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31, 1996
                (Unaudited)                                              6-7

                Notes to Consolidated Financial Statements                8

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations                                          8

PART II - OTHER  INFORMATION

           Item 5  -  Other Information                                   9

           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                       10

SIGNATURES                                                               10

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                   (UNAUDITED)

                                     ASSETS
                                     ------

ASSETS                                                   March 31,      December 31,
                                                           1996              1995
                                                           ----              ----
CURRENT ASSETS
       Cash                                            $     23,000     $    36,535
       Trade accounts receivable                            121,581          59,788
       Notes receivable                                       9,000             -

                    Total current assets                    153,581          96,323
                                                       ------------     -----------


PROPERTY AND EQUIPMENT, NET                                  28,564          23,839
                                                       ------------     -----------


OTHER ASSETS
       Goodwill                                             947,528         956,045
       Software development costs                            90,158          51,879
       Deposits                                              18,488          17,788

                    Total other assets                    1,056,174       1,025,712
                                                       ------------     -----------

                                                       $  1,238,319     $ 1,145,874
                                                       ============     ===========


                                 - Continued -

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES

                                 March 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                          March 31,          Dec. 31,
                                                                                            1995               1996
                                                                                            ----               ----
CURRENT LIABILITIES
       Bank Overdraft                                                                  $        15,339     $     29,616
       Notes Payable, including $38,214 and $130,172 respectively,
          due to related parties                                                               238,495          397,741
       Accounts payable                                                                        145,071          177,266
       Accrued liabilities                                                                     247,294          142,754
       Other liabilities                                                                       177,317          527,350
       Deferred revenue                                                                        112,156          160,878
                                                                                         --------------      -----------

                    Total current liabilities                                                  935,672        1,435,605
                                                                                         --------------      -----------

LONG TERM LIABILITIES
      Note Payable                                                                           1,164,898          710,898
         Other liabilities                                                                     130,000          130,000
                   Total long term liabilities                                               1,294,898          840,898
SHAREHOLDERS' EQUITY
       Common stock .001 par value; 50,000,000 shares
          authorized; 49,485,000 shares issued                                                  49,485           49,485
       Additional paid-in capital                                                              518,720          518,722
       Retained Earnings (deficit)                                                          (1,478,417)      (1,551,797)
       Treasury stock, at cost; 4,909,577and 57,518 shares, respectively                      (102,039)        (147,039)
                                                                                         --------------     ------------

                    Total shareholders' equity (deficit)                                      (992,251)      (1,130,631)
                                                                                         --------------     ------------

                                                                                       $     1,238,319     $  1,145,874
                                                                                         ==============     ============

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS            THREE MONTHS
                                                              ENDED 3/31/96           ENDED 3/31/95
                                                              -------------           -------------
REVENUES
       Service fee & broker income                            $      1,816             $    18,430
       Smart card product sales                                        -                    13,997
       Software & maintenance sales                                603,099                  54,598
       Other income                                                 30,008                   5,329
                                                              -------------            ------------

               Total revenues                                      634,922                  92,354
                                                              -------------            ------------


COST OF REVENUES
       Cost of service & broker fees                                   -                     3,204
       Cost of smart card product sales                                -                     6,898
       Cost of software & maintenance                              102,839                  43,839
                                                              -------------            ------------

               Total cost of revenues                              102,839                  53,941
                                                              -------------            ------------


GROSS PROFIT                                                       532,083                  38,414
                                                              -------------            ------------


OPERATING EXPENSES
       Selling, general & administrative                           429,839                 145,357
       Depreciation and amortization                                 5,616                  10,041
     Loss (Gain) on disposition of assets held
           for resale and related note receivable                      -                    28,417
                                                              -------------            ------------

               Total operating expenses                            435,455                 183,814
                                                              -------------            ------------

INCOME FROM OPERATIONS                                              96,628                (145,401)
                                                              -------------            ------------

OTHER INCOME (EXPENSES)
       Interest income(expense), net                                (1,038)                    922
       Other, net                                                   (2,211)                    636
                                                              -------------            ------------

               Total other income(expense), net                     (3,249)                  1,558
                                                              -------------            ------------

NET INCOME BEFORE TAXES                                             93,379                (146,959)

PROVISION FOR  INCOME TAXES                                            -                       -

NET PROFIT (LOSS)                                                  $93,379             $  (146,959)
                                                              =============            ============


  Income per weighted-average common share                    $      0.002             $     (0.01)
                                                              =============            ============


  Weighted-average common shares outstanding                  $ 49,485,000             $49,485,000
                                                              =============            ============

                    INAV TRAVEL CORPORATION AND SUBSIDIARIES

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                  1996                      1995
                                                                  -----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income(Loss) for the period                         $    93,379             $     (690,487)
       Adjustments to reconcile net income(loss) to net
        cash used by operating activities:
                    Depreciation                                     5,616                    129,467
                    Loss on write down of software                                             77,885
       Loss on disposition and write down of assets held
           for sale and related notes receivable
      Gain on disposition of PC3 assets and certain                                           168,972
           liabilities
      Changes in assets and liabilities                                                       (17,944)
                          Trade accounts receivable                (61,793)
                          Inventories                                  -                       (3,420)
                          Notes receivable                             -                       18,732
                          Prepaid expenses and other                   -                       22,479
                          Deposits                                    (700)                     1,500
                          Accounts payable                          32,195                    (58,059)
                          Accrued Liabilities                     (104,540)                  (113,384)
                          Other Liabilities                        350,033                     12,456
                          Deferred revenues                         48,722                    160,878
                          Other                                      1,034                          0
                                                               ------------            ---------------

Net cash used by operating activities                              363,946                   (290,925)
                                                               ------------            ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Disposal (Purchase) of property and equipment                 (4,725)                    (3,227)
      Software development costs capitalized                       (38,279)                   (55,750)
      Cash paid in connection with sale of PC3                         -                    (2,580.00)
      Proceeds from sale of Assets held for Sale
          and related notes receivable                                                        295,512
      Collections on notes receivable                               (9,000)                    75,000
      Advances on notes receivable                                     -                          -
                                                               ------------            ---------------

Net cash provided (used) by investing activities                   (52,004)                   308,955
                                                               ------------            ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Receipts on notes payable                                    454,000                   (556,854)
      Principle payments on notes payable                         (159,246)                   561,538
      Increase (decrease) in cash overdraft                        (14,277)                     7,593
      Purchase of treasury stock                                    45,000                        -
                                                               ------------            ---------------

Net cash provided by financing activities                          325,477                     12,277


INCREASE / (DECREASE) IN CASH                                      (13,535)                    30,307
                                                               ------------            ---------------

 Cash at beginning of period                                        36,535                      6,228

  Cash at end of period                                        $    23,000             $       36,535
                                                               ============            ===============


SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest                $     1,038             $       87,427
                                                               ============            ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCIAL ACTIVITIES

     Issuance of note payable for acquisition of assets
        and certain liabilities of Santiago                    $       -               $      529,000
                                                               ============            ===============

                             INAV TRAVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

1.   BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes the disclosures herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the most recent financial statements of INAV Travel Corporation included in the Company's report on Form 10-KSB for the year ended December 31, 1995.

The interim financial information included herein is unaudited; however it reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
- -----------

INAV Travel Corporation (the "Company") is a leading provider of practice management software and cash management resources to physicians, dentists, chiropractors and medical billing centers. As of March 31, 1996, the Company provides business management services to approximately 3,400 physicians, dentists, chiropractors with over 2,300 physical locations supporting these services.

The Company's objective is to increase the number of physician customers using its practice management software products and through the use of a common software platform, become an important link for the electronic exchange of information between physician practices and connecting service providers. Currently over 250 clients are on line to process information for financial services through the Company's OneClaim Plus (TM) practice management system.

In the future, the Company also plans to establish Internet connections with customers through an Internet hub set up to work in conjunction with the practice management software. The Company's strategy for achieving this objective is to move the Company's 3,400 existing practice management customers to the SDS Health Network Information System, acquire new practice management systems under the SDS Health Network Platform and provide new and enhanced services along with related service products.

Results of Operations
- ---------------------

This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended March 31, 1996. Since the first of January 1996, the Company has been able to achieve several of its goals following the acquisition of Santiago SDS, Inc.

In the quarterly period ended March 31, 1996, revenues of $634,921 were generated by claims servicing fees, consulting and software and maintenance sales. In the comparable quarter in 1995, revenues were $92,354. In the second quarter, the Company expects to release two new products involving the Internet which may substantially increase the Company's revenues. In the third quarter, the Company expects to introduce its Windows Practice Management Software, which will make the Company's practice management software compatible with the Windows operating system. Development of new product is an ongoing process.

Operating Expenses for the first quarter 1996 consisted of $102,839 for cost of revenues and $435,455 for general and administrative expenses. In comparison, cost of revenues were $53,940 and general and administrative expenses were $183,814 for the first quarter in 1995. These expenses include costs associated with the processing and servicing of medical claims, personnel, building occupancy lease, new business and product development activities, as well as corporate, administrative, accounting and legal expenses. Net income was $93,379 as compared to net loss of $146,959 for the first quarter 1995.

The Company is unable to measure the impact of future healthcare insurance legislation, if any, on its medical receivables business. The short and medium range impact of inflation on INAV's businesses is expected to be minimal.

Liquidity and Capital Resources
- -------------------------------

As of March 31, 1996, the Company had total assets of $1,238,319 with current assets of $153,581 and property, equipment and other assets of $28,564. Total current liabilities at March 31, 1996 were $935,672. Total long term liabilities were $1,294,898 of which $1,164,898 consisted of loans to the Company by certain of its officers, directors and shareholders. Net working capital at the end of the period was ($782,091).

It is management's intent to generate sufficient cash flows to cover its normal operating and administrative costs but these cash flows were negative in the first quarterly period due to the cost of the Company's aggressive growth and product development activities, payments relating to pre-existing obligations and repayment of loans from certain officers, directors and shareholders. The Company is actively engaging in capital expenditure programs for its product systems, software and hardware products. The Company will attempt to enhance cash flows from operations through sales efforts and operating efficiencies and in addition, may attempt to sell stock or other securities through private placement or to obtain loans in 1996 as necessary to fund the continued development of the Company, its programs and strategic acquisitions. However, there can be no assurance that the Company will be successful in this regard.

PART II  -  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 5th, 1996, in connection with the restructuring of the Company's liabilities, Robert T. Shaw was issued an unsecured Promissory Note in the amount of $455,000 at 8% interest maturing in December 1997. Mr. Shaw also purchased 4,500,000 shares of treasury stock for $45,000. The proceeds were used to restructure short term liabilities and enhance the Company's current software developments.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits-All exhibits are incorporated by reference from prior filings with
- --------   the Commission.

Financial Statements-See Item 1 for financial statements filed with this report.
- --------------------

Reports on Form 8-K - No reports were filed on Form 8K during this period.
- -------------------


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INAV TRAVEL CORPORATION



Date: May 10, 1996                        /s/ Scott A. Haire
                                          ----------------------
                                          Scott A. Haire, Chairman of the Board,
                                           Chief Executive Officer and President
                                           (Principal Financial Officer)