Form 10KSB/A
period 1995-12-31
INAV TRAVEL CORPORATION
filed 1996-05-16
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the transition period from _________ to ____________

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

                                                      Name of Each Exchange
            Title of Each Class                        on Which Registered
                 Common                            NASDAQ - OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $ .001 par value
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.
                                 [X] Yes [ ] No

Issuer's revenues for its most recent fiscal year:  $754,152.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. The Company's common stock based on the average selling price on a date within the past 60 days is $0.05.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 Yes [X]    No [ ]

As of May 10, 1996, 49,485,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ]     No  [X]

                             INAV TRAVEL CORPORATION

                                  Form 10-KSB/A
                      For the Year Ended December 31, 1995

                                                                      Page of
                                                                   Form 10-KSB/A
 ITEM 1.  BUSINESS ............................................................3

 ITEM 2.  PROPERTIES ..........................................................6

 ITEM 3.  LEGAL PROCEEDINGS ...................................................6

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................6

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS .............................................................6

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ...........................................7

 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................8

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ............................................9

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ........9

 ITEM 10. EXECUTIVE COMPENSATION .............................................10

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT .........................................................11

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................12

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...................................12

                                     PART 1

Item 1.  Business

     INAV Travel Corporation (the "Company") was incorporated in 1982. The Company is a leading provider of business management services and cash management resources to physicians, dentists, chiropractors and medical billing centers. As of December 31, 1995, the Company provided business management services to approximately 3,200 physicians, dentists, chiropractors and 680 billing centers. The Company has an established base of over 2,200 physical locations with at least one installation in all 50 states. The business management services offered by the Company include (i) general management services, (ii) strategic management services, (iii) financial management services and (iv) billing and accounts receivable management services. (For a history of the Company, see Notes to Consolidated Financial Statements, Note A, "The Company").

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

     The Company's primary markets are physician, dentist and, chiropractic groups and select HMO and PPO organizations. The Company markets its services through a sales staff and advertising through direct mail and trade shows. The Company also obtains clients through referrals from existing clients.

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

Recent Acquisitions

     On August 1, 1995, the Company, through a subsidiary, Santiago SDS, Inc., ("Santiago"), acquired all of the assets and certain related liabilities of Santiago Data Systems, Inc. for $529,000. Santiago develops, supports and licenses medical and dental software through the comprehensive nationwide program called OneClaim Plus. Santiago also develops Procedure Code Review, which ensures accurate procedure coding for a well managed practice and STATAccess, which provides physicians and hospitals with instant access to vital information regarding patients' medical and health history.

     In September 1993, the Company acquired Personal Computer Card Corporation ("PC3"). In November 1993, the Company merged with MedBanc Data Corporation ("MedBanc"), both through exchanges of stock.

Industry Overview

     Current political, economic and regulatory influences are leading to fundamental changes in the healthcare industry in the United States. As the healthcare delivery system evolves, the need for state-of-the-art information management tools becomes critically important. With the evolution of Electronic Data Interchange, healthcare is becoming an industry of automation, but currently less than 50% of the entire healthcare market is automated.

Products

     OneClaim Plus is a comprehensive Practice Management Software package which is designed to handle every aspect of a physicians practice: patient management, accounts receivable, billing, electronic insurance claim processing, reporting and information management. OneClaim Plus is fully compatible with MSDOS/IBM-PC type computers as well as with Microsoft Windows and popular accounting software such as Quicken and DAC Easy. The Company's trademarked EasyRead graphic screens and OneStep pop-up windows make information accessible, readable and clear.

     Electronic Claims Processing - is electronic data processing whereby the Company's computer system transfers a paper insurance claim into an electronic document and transmits such electronic document to the major insurance companies including Medicare, Medicaid, Blue Shield, Aetna, Travelers and Metropolitan.

         STATAccess - is an information service designed for convenience and accessibility with built- in security. It is intended to meet the needs of a wide range of people. Subscribers provide their medical and health history, list health care providers, insurance plans and emergency phone numbers which can be accessed by doctors and emergency personnel, 24 hours a day, in the event of a critical situation. Information can be updated as subscribers' personal health profiles change. A new feature now available is the Crisis Message Relay. In the event of a natural disaster, brush fire, earthquake, hurricane or flood, at home or abroad, STATAccess subscribers may contact the Company's operators to post a message in the subscriber's family file. The message will automatically be relayed to family members who call.

         CodeReview is a comprehensive report, prepared by Santiago, which contains the status and a current short description of each CPT Code (Current Procedural Terminology) submitted by a physician's office. The report provides the physician with a quick and easy interpretation of the codes used along with their monthly frequency and associated fees.

         Service Contract - On-line support is provided to OneClaim Plus customers by the Company's technical support staff.

         The Company is continually investigating the feasibility of enhancing software platforms and developing new platforms to meet its clients' needs.

Billing and Collection Services

         The Company's services are provided to physicians, dentists, billing centers and clinics under various contractual agreements. The agreements generally range from eighteen months to three years in duration, can be renewed and can be terminated upon a 60 day written notice by either party. No single customer or organization accounted for 10% or more of the Company's total revenues in 1995.

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

         Revenues from individual customers vary depending on the number and type of services utilized. A substantial majority of the Company's contractual arrangements call for servicing fees payable to the Company based on a percentage of net collections. Servicing fees, which are typically 15% of monthly collections, are based on the medical or dental specialty and type of services provided, expected collectibility of a customer's portfolio and the cost of providing such services. The Company strives to retain its customers to provide a recurring base of revenue.

All product is shipped C.O.D. and/or payment is received by credit card, thereby eliminating a large accounts receivable. All electronic billing is received in the Company's office by electronic transmission and billed to the on-line customers.

The business management service industry is highly competitive. The Company considers itself to be one of the leading providers of business management services to physicians, dentist, chiropractors and billing centers. With 12 years of specialized experience in practice automation, the Company offers its customers efficient and effective ways of providing medical management services at a very comparable price. The Company believes that its excellent service gives it an edge over its competitors.

OneClaim Plus, STATAccess and Procedure Code Review are trademarks of Santiago.

The Company has spent approximately $100,000 to $150,000 in each of the past two years in research and development of new product which the Company expects to be on line in mid 1996.

Employees

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


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters

         At the Company's Annual Meeting of Shareholders in September, 1994, a reverse split of 6:1 was approved. However, because of the significant cost involved, management elected not to implement the reverse split. The Company's common stock is traded under the symbol "INAV" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:

                                    BID PRICE

BY QUARTER ENDED:                           HIGH                       LOW
- ----------------                            ----                       ---
Year Ended 12/31/95
March, 1995                                $ .05                      $ .03
June, 1995                                   .03                        .01
September, 1995                              .03                        .01
December, 1995                               .08                        .03


Year Ended 12/31/94
March, 1994                                $ .04                      $ .03
June, 1994                                   .05                        .05
September, 1994                              .05                        .05
December, 1994                               .05                        .05

The Company had approximately 7924 holders of record of its common stock as of December 31, 1995. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation:

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

     Operating Expenses for 1995 were $1,367,196 as compared with $1,730,862 for 1994. Included in operating expenses were $135,000 of write downs of assets held for sale and losses of approximately $112,000 relating to the sale of other assets. The Company recorded gains of $74,394 and $153,856 resulting from debt extinguishment and liabilities which will not be payable and which were reduced and credited to income. Selling, General and Administrative expense declined significantly mainly due to curtailment of spending and reduction of overhead.

     Net Loss in 1995 was $690,487 as compared with Net Loss of $949,527 for 1994, due to facts disclosed above. Net cash used by operating activities in 1995 amounted to $290,925 as compared to $426,129 in 1994. The change results from a decrease in the net loss offset partially by changes in assets and liabilities.

     The Company is unable to predict the impact of future healthcare insurance legislation, if any, on its medical receivable business. With new product being developed in related areas and the Company's commitment to continued research in the healthcare field to expand its on-line products, the Company's future is bright. The short and medium range impact of inflation, if any, on the Company's business is expected to be minimal.

Liquidity and Capital Resources

     As of December 31, 1995, the Company had Current Assets of $96,323 and Other Assets of $1,025,712. Current Liabilities at December 31, 1995, were $1,435,605 of which $130,172 were notes and advances loaned to the Company by certain of its senior officers, directors and shareholders. Included in Long Term Liabilities at December 31, 1995 were $710,898 of notes and cash advances loaned to the Company by certain of its senior officers, directors and shareholders.

     The Company generated net cash of $308,955 from investing activities in 1995 as compared to cash generated from investing activities of $198,651 in 1994. The cash generated by investing activities in 1995 results primarily from collections on notes receivable ($75,000) and proceeds from the sale of assets held for sale ($295,512), offset partially by the capitalization of software development costs ($55,750).

     In 1994 cash used in investing activities related primarily to purchases of property and equipment ($37,467) software development costs capitalized ($102,770) advances on notes receivable ($150,470) and the registration and renewal of patents ($40,425). Cash provided from investing activities results from collections in notes receivable ($94,702) and proceeds from sale of assets ($37,779).

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

     The Company expects to introduce two new products in mid 1996. The Company anticipates that these products will generate favorable response on the market and will generate appreciable revenues. There can be no assurances to that effect or that the introduction of the two new products will be successful.

Item 7.  Financial Statements

     Filed as exhibits hereto are the following statements of the Company and its subsidiaries:

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accounts                         F-3

Financial Statements

  Consolidated Balance Sheets as of December 31, 1995 and 1994          F-4

  Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1994                                            F-5

  Consolidated Statements of  Shareholder's Deficit for the
  years ended December 31, 1995 and 1994                                F-6

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
                                                 =====                    ======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                      None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                               Year First
 Name                      Age        Position                  Elected
 ----                      ---        --------                  -------

Scott A. Haire             31      President, Director            1993

Araldo A. Cossutta         71      Director                       1994

Steven W. Evans            44      Director                       1994

Robert E. Gross            50      Director                       1994

Thomas J. Kirchhofer       54      Director                       1994

Lucy J. Singleton          58      Secretary                      1995


     Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

ScottA. Haire  President and Director.  Mr. Haire is the founder of MedBanc Data
     Corporation, which effectively acquired INAV in late 1993. Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects. Mr. Haire also held positions with Healthcare Solutions and Mid Atlantic ICS as National Sales Director.

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

Lucy Singleton Secretary. Ms. Singleton has been comptroller of INAV since 1990.
     Prior to 1990 Ms. Singleton was comptroller of Southland Diversified, Inc. for 20 years.

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


- ---------------------------------------------------------------------------------------------------------
       Name and                                                        Long Term Compensation
       Principal                  Annual Compensation             Restricted   Options       All
       Position                   -------------------                Stock      /SARS       Other
                       Year     Salary($)      Bonus      Other      Awards   # shares<F2>  Comp.($)
- ---------------------------------------------------------------------------------------------------------
    Henry T. Stanley   1995        -0-<F1>      -0-        -0-         -0-        -0-         -0-
        Chairman       1994     63,750<F1>      -0-        -0-         -0-        -0-         -0-
                       1993     56,250          -0-        -0-         -0-        -0-         -0-

     Scott A. Haire    1995        -0-<F1>      -0-        -0-         -0-        -0-         -0-
       President       1994     58,750<F1>      -0-        -0-         -0-     1,800,000<F2>  -0-
- ---------------------------------------------------------------------------------------------------------

<F1> Mr.  Stanley and Mr.  Haire  elected not to receive  their salary from late
     July 1994 through December 1995.

<F2> In 1994, Mr. Haire was awarded a stock option of 1,800,000.

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

The following table provides information concerning option exercises in fiscal 1995 and the value of unexercised options held by each of the named Executive Officers at December 31, 1995.


- --------------------------------------------------------------------------------------------------------------
         Name           Shares Acquired         Value         No. of unexercised       Value of unexercised
                        on Exercise (#)      Realized ($)      options /SARs at        in-the-money options/
                                                                 at FY-End (#)           SARs at FY-end($)
                                                           exercisable/unexercisable exercisable/unexercisable
- --------------------------------------------------------------------------------------------------------------
   Henry T. Stanley          -0-                N/A               515,000                     $25,750.00
   Scott A. Haire            -0-                N/A             1,800,000                    $180,000.00
- --------------------------------------------------------------------------------------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of May 1, 1996, regarding the beneficial ownership of capital stock of the Company by; (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company and person to be elected as a director; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted..

                                                        Amount and Nature
Name of Beneficial                                        of Beneficial              Percent
Owner of Group<F1>                                          Ownership               of Class
- ------------------                                          ---------               --------
Scott A. Haire                                            30,121,846<F2><F3>          50.3%

Keystone medical Management Group                          7,845,075<F3>              15.9%

Araldo A. Cossutta                                         2,982,025                   6.0%

Steven W. Evans                                            1,250,000<F4>               2.5%

Thomas J. Kirchhofer                                            -                       *

Robert E. Gross                                              200,000<F5>                *

Henry T. Stanley                                           2,538,667<F6>               5.1%

Robert Shaw                                               11,000,000<F7>              19.6%

All Directors and Executive Officers as a group           34,653,871<F8>              57.1%
(six in number)
- ----------

*        Less than 1%.

<F1> The address for each person or entity  listed  above is 2225 E. Randol Mill
     Road, Suite 305, Arlington, Texas, 76011.

<F2> Includes  1,800,000  shares and  100,000  shares  subject to options  and a warrant, respectively, that are presently exercisable (subject to an increase in the number of shares authorized for issuance by the Company) by Mr. Haire. Includes 8,500,000 shares to be issued (subject to an increase in the number of shares authorized for issuance by the Company) as consideration in connection with the Company's merger with MedBanc, of which Mr. Haire was an owner. Includes 7,845,075 shares held in the name of Keystone Medical Management Group ("Keystone"). See Footnote 3 below. Includes 750,000 shares proposed to be sold to Mr. Evans. See Footnote 4 below.

<F3> Keystone's  shares  are  voted  by  Mr.  Haire,  who is  the  trustee  of a children's trust that owns Keystone.

<F4> Excludes  750,000  shares that Mr.  Evans has agreed to  purchase  from Mr.
     Haire in a private transaction. Includes 500,000 shares subject to a warrant that is presently exercisable (subject to an increase in the number of shares authorized for issuance by the Company) by Mr. Evans.

<F5> Consists  of shares  subject  to  options  that are  presently  exercisable
     (subject to an increase in the number of shares authorized for issuance by the Company) by Mr. Gross.

<F6> Includes  515,000 shares subject to options that are presently  exercisable by Mr. Stanley.

<F7> Includes  6,500,000  shares to be issued  (subject  to an  increase  in the number of shares authorized for issuance by the Company) as consideration with the company's merger with MedBanc. Mr. Shaw is a successor-in-interest to a former owner of MedBanc.

<F8> Includes  2,700,000  shares  subject to presently  exercisable  options and warrants (all of which are subject to an increase in the number of shares authorized for issuance by the Company). Includes 8,500,000 shares to be issued (subject to an increase in the number of shares authorized for issuance by the Company) as consideration in connection with the Company's merger with MedBanc.

Item 12.   Certain Relationships and Related Transactions

     Loan have been made to the Company by certain of its senior officers, directors, and shareholders. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Scott A. Haire and Henry T. Stanley have made loans to the Company. Mr. Haire's loan is in the amount of $434,808.08 at 8 percent interest. Mr. Stanley's loan is in the amount of $276,090.39 at 8 percent interest. Both loans mature December 31, 1997. During 1995, notes receivable totaling $104,484 were sold at a discount of approximately $29,000 to Henry T. Stanley.

Item 13.  Exhibits Reports on Form 8-K

     1.   Reports on Form 8-K --None.

     2. Exhibits -- All exhibits incorporated by reference from prior filings with the Commission.




                                    SIGNATURE

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

                                      Date:  May 14, 1996