Form 10QSB
period 1996-06-30
INAV TRAVEL CORPORATION
filed 1996-07-22
CIK 714256

Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                             MB SOFTWARE CORPORATION


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]      No [ ]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                Yes [X]      No [ ]


As of June 30, 1996, 49,485,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                Yes [ ]      No [X]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                           Quarter Ended June 30, 1996


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                               PAGE NUMBER
           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                June 30, 1996 (Unaudited)                                                          3-4

                Consolidated Statements of Operations  -
                for the Six Months and Three Months ended June 30, 1996 and 1995
                (Unaudited)                                                                         5

                Consolidated Statements of Cash Flows
                for the Six Months and Three Months ended June 30, 1996 and 1995
                (Unaudited)                                                                         6

                Notes to Consolidated Financial Statements                                          7

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations                                                                   7-8

PART II - OTHER  INFORMATION

           Item 2  -  Changes in Securities                                                         9

           Item 4  -  Submission of Matters to Vote by Security Holders
                                                                                                    9
           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K

SIGNATURES                                                                                          10

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996

                                   (Unaudited)

                                     ASSETS


                                                            June 30      December 31
                                                             1996           1995
                                                             ----           ----
CURRENT ASSETS
       Cash                                           $      118,610    $    36,535
       Trade accounts receivable                             204,070         59,788
       Notes receivable                                       21,052            -
       Advance                                                 1,125
       Prepaid  Expenses                                       4,500
                                                       -------------    -----------
                    Total current assets                     349,357         96,323


PROPERTY AND EQUIPMENT, NET                                   32,404         23,839
                                                       -------------    -----------


OTHER ASSETS
       Goodwill                                              942,882        956,045
       Software development costs                            122,911         51,879
       Deposits                                               18,488         17,788

                    Total other assets                     1,084,281      1,025,712
                                                       -------------    -----------

                                                      $    1,466,042    $ 1,145,874
                                                      ==============    ===========


                                   Continued

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                  June 30, 1996

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                  June 30          December 31
                                                                    1996               1995
                                                                    ----               ----
CURRENT LIABILITIES
       Bank Overdraft                                         $            -      $        29,616
       Notes Payable, including $38,214 and $130,172
respectively, due to related parties                                   255,639            397,741
       Accounts payable                                                104,180            177,266
       Accrued liabilities                                             198,125            142,754
       Other liabilities                                               163,084            527,350
       Other                                                             6,813
                                                              ----------------    ---------------

                    Total current liabilities                          727,841          1,274,727
                                                              ----------------    ---------------

LONG TERM LIABILITIES
      Note Payable                                                   1,257,714            710,898
      Other liabilities                                                130,000            130,000
      Deferred Revenue                                                  81,595            160,878
                                                              ----------------    ---------------
                   Total long term liabilities                       1,469,309          1,001,776

SHAREHOLDERS' EQUITY
       Common stock .001 par value; 100,000,000 shares
          authorized; 49,485,000 shares issued                          49,485             49,485
       Additional paid-in capital                                      518,720            518,720
       Retained Earnings (deficit)                                  (1,197,274)        (1,551,797)
       Treasury stock, at cost; 4,909,577 and 57,518 shares,
respectively                                                          (102,039)          (147,039)

                    Total shareholders' equity (deficit)              (731,108)        (1,130,631)
                                                              ----------------    ---------------

                                                              $      1,466,042    $     1,145,874
                                                              ================    ===============

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 June 30, 1996
                                  (Unaudited)

                                                 THREE MONTHS       THREE MONTHS        SIX MONTHS               SIX MONTHS
                                                 ENDED 6-30/96      ENDED 6/30/95      ENDED 6/30/96           ENDED 6/30/95
                                                 -------------      -------------      -------------           -------------
REVENUES
    Service fee & broker income                  $   34,027         $   45,131         $     35,843            $   63,561
    Smart card product sales                            -               13,747                  -                  27,744
    Software & maintenance sales                    683,599             34,103            1,286,698                88,701
    Other income                                    219,992             41,241              250,000                46,570
                                                    -------             ------              -------                ------
          Total revenues                            937,618            134,223            1,572,541               226,577
                                                    -------            -------            ---------               -------

COST OF REVENUES
    Cost of service & broker fees                     2,548             11,985                2,548                15,189
    Cost of smart card product sales                    -                7,238                  -                  14,136
    Cost of software & maintenance                   82,617             23,241              185,456                67,080
                                                     ------             ------              -------                ------
          Total cost of revenues                     85,165             42,465              188,004                96,405
                                                     ------             ------              -------                ------

GROSS PROFIT                                        852,453             91,757            1,384,537               130,171
                                                    -------             ------            ---------               -------

OPERATING EXPENSES
    Selling, general & administrative               565,515            140,206              995,354               285,563
    Depreciation and amortization                     4,646             10,042               10,262                20,083
    Gain on disposition of assets held
        for resale and related note receivable          -                  -                    -                  28,417
                                                    -------            -------            ---------                ------
          Total operating expenses                  570,161            150,248            1,005,616               334,062
                                                    -------            -------            ---------               -------

INCOME FROM OPERATIONS                              282,292            (58,489)             378,921              (203,890)
                                                    -------            -------              -------              --------

OTHER INCOME (EXPENSES)
    Interest income, net                             (7,407)             4,905                8,445                 5,827
    Other, net                                      (13,743)             2,424               15,954                 3,060
                                                    -------              -----               ------                 -----
          Total other income, net                   (21,150)             7,329               24,399                 8,887
                                                    -------              -----               ------                 -----

NET INCOME BEFORE TAXES                          $  261,142         $  (65,819)        $    354,522            $ (212,778)

PROVISION FOR INCOME TAXES

NET INCOME                                       $  261,142         $  (65,819)        $    354,522            $ (212,778)
                                                 ----------         ----------         ------------            ----------

    Income per weighted-average common shares    $     0.01         $    (0.00)        $       0.01            $    (0.00)
                                                 ==========         ==========         ============            ==========

    Weighted-average common shares outstanding   49,485,000         49,485,000           49,485,000            49,485,000
                                                 ==========         ==========         ============            ==========


                    MB SOFTWARE CORPORAITON AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 June 30, 1996
                                  (Unaudited)



                                                                             1996                1995
                                                                             ----                ----
CASH FLOW FROM OPERATING ACTIVITIES
       Net Income (Loss) for the period                                 $    354,522       $    (212,778)
       Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
                    Depreciation                                              13,163              10,042
      Changes in assets and liabilities
                    Trade accounts receivable                               (144,283)              3,396
                    Advances                                                  (1,125)                -
                    Inventories                                                                    9,964
                    Notes receivable                                                              26,520
                    Prepaid expenses and other                                (4,500)              3,309
                    Deposits                                                    (700)
                    Accounts payable                                          73,086             (22,499)
                    Accrued Liabilities                                      (55,371)           (127,888)
                    Other Liabilities                                        364,266                 -
                    Deferred revenues                                         79,283                 -
                    Other                                                     (6,812)            (38,632)
                                                                              ------             -------
Net cash used by operating activities                                        671,529            (348,566)


CASH FLOW FROM INVESTING ACTIVITIES
      Disposal (Purchase) of property and equipment                           (8,565)              7,314
      Software development costs capitalized                                 (71,032)                -
      Proceeds from sale of Assets held for Sale                                 -               377,964
      Advances on notes receivable                                           (21,052)            (18,000)
                                                                             -------             -------
Net cash provided (used) by investing activities                            (100,649)            367,278


CASH FLOW FROM FINANCING ACTIVITIES
      Receipts on notes payable                                              764,600             310,845
      Principle payments on notes payable                                   (350,411)           (325,145)
      Increase (decrease) in cash overdraft                                   29,616                 -
      Purchase of treasury stock                                              45,000                 -
                                                                              ------             -------
Net cash provided by financing activities                                    488,805             (14,300)

INCREASE / (DECREASE) IN CASH                                                 82,075               4,412
                                                                              ------               -----

 Cash at beginning of period                                                  36,535              (15,795)

  Cash at end of period                                                      118,610              (11,383)
                                                                             =======              =======

SUPPLEMENTAL INFORMATION
     Cash paid during the period for interest                           $      8,451       $       11,076
                                                                        ============       ==============


                             MB SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1.   BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes the disclosures herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the most recent financial statements of MB Software Corporation included in the Company's report on Form 10-KSB for the year ended December 31, 1995.

The interim financial information included herein is unaudited; however it reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

This Quarterly Report on Form 10-QSB contains forward looking statements about the business, operations and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from those forward looking statements. Certain factors that could cause the actual results of the Company to differ from those contained in the forward looking statements are discussed in connection with those statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
- -----------

MB Software Corporation, formerly known as INAV Travel Corporation, (the "Company"), is a leading provider of practice management software and cash management resources to physicians, dentists, chiropractors and medical billing centers. As of June 30, 1996, the Company provided business management services to approximately 3,400 physicians, dentists and chiropractors, with over 2,300 physical locations supporting these services.

The Company's objective is to increase the number of physician customers using its practice management software products and, through the use of a common software platform, become an important link for the electronic exchange of information between physician practices and connecting service providers. Currently over 250 clients are on-line to process information for financial services through the Company's OneClaim Plus (TM) practice management system.

In the future, the Company also plans to establish Internet connections with customers through an Internet hub set up to work in conjunction with the Company's practice management software. The Company's strategy for achieving this objective is to move the Company's 3,400 existing practice management customers to the SDS Health Network Information System, acquire new practice management systems under the SDS Health Network Platform and provide new and enhanced services along with related service products.

Results of Operations
- ---------------------

This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended June 30, 1996. Since January 1, 1996, the Company has been able to achieve several of its goals following the acquisition of Santiago SDS, Inc.

In the quarterly period ended June 30, 1996, revenues of $937,618 were generated by claims servicing fees, consulting and software and maintenance sales. In the comparable quarter in 1995, revenues were $134,223.

Operating Expenses for the quarterly period ended June 30, 1996 consisted of $85,165 for cost of revenues and $570,161 for general and administrative expenses. In comparison, cost of revenues were $42,465 and general and administrative expenses were $150,248 for the comparable quarter in 1995. These expenses include costs associated with the processing and servicing of medical claims, personnel, building occupancy lease, new business and product development activities, as well as corporate, administrative, accounting and legal expenses. Net income for the quarterly period ended June 30, 1996 was $261,142 as compared to net loss of $(65,819) for the second quarter 1995.

The Company is unable to measure the impact of future healthcare insurance legislation, if any, on its medical receivables business. The short and medium range impact of inflation on MB Software Corporation's businesses is expected to be minimal.

Liquidity and Capital Resources
- -------------------------------

As of June 30, 1996, the Company had total assets of $1,466,042 with current assets of $349,357 and property, equipment and other assets of $32,404. Total current liabilities at June 30, 1996 were $727,841. Total long term liabilities were $1,469,309 of which $1,257,714 consisted of loans to the Company by certain of its officers, directors and shareholders. Net working capital at the end of the period was ($378,484).

The Company made a profit in the first and second quarter of 1996. The Company is actively engaging in capital expenditure programs for its product systems, software and hardware products. It is management's belief that the Company will need additional cash to launch it's two new products. If the Company's new products are unsuccessful in the marketplace, the Company could be adversely affected because of the significant expenses incurred in developing those products.

Beginning in the third quarter of 1996, the Company intends to introduce two new products. First, the Company plans to release version 1.0 of its Windows product. Additionally, the Company will be coming out with K.I.D.(TM), (KID), which stands for Kid Identity Defense Program. KID is a nationwide child identification system that facilitates the collection, safeguarding and disseminations of a child's physical, medical and demographic information in a secured database. The information is available to parents and authorized guardians 24 hours a day, 365 days a year, by way of the KID toll-free hot line. With permission from the child's parent/guardian, law enforcement officials or emergency medical practitioners, a KID operator can distribute the information via telecopy or the Internet to appropriate local, state and federal agencies within minutes.

The KID program has generated substantial media attention. The Los Angeles Times recently wrote an article on KID, which was published in the "Cyber News" Section of that paper. Additionally, an Orange County television station recently interviewed Company personnel regarding KID.

The Company hopes to introduce the KID program in the third quarter of 1996, with an all-out product launch in the first quarter of 1997. The Company believes that both of its new products have the potential to result in significant additional revenues for the Company. However, there can be no guarantee that such revenues will be generated, or if generated, that such revenues will be significant.

The impact of the new products on the Company's financial position could be affected by a number of factors, including the Company's ability to bring the products to market, the timing of the introduction to the marketplace, the acceptance of the products by the marketplace, and competition. It is impossible to predict what impact, if any, these new products will have on the operating results of the Company. The Company will attempt to enhance cash flows from operations through sales efforts and operating efficiencies and in addition, may attempt to sell stock or other securities through private placement or to obtain loans in 1996 as necessary to fund the continued development of the Company, its programs and strategic acquisitions. However, there can be no assurance that the Company will be successful in this regard. The Company intends to continue its growth by adding customers and catering to existing customers as well as aggressively marketing new products.

PART II  -  OTHER INFORMATION

ITEM 2.  Changes in Securities

See Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On June 18, 1996, the Company held its annual meeting of stockholders. At that meeting, Robert E. Gross, Araldo A. Cossutta, Steven W. Evans, Thomas J. Kirchhofer and Scott A. Haire were elected as directors of the Company for the upcoming year. Additionally, the stockholders approved an amendment to the Company's articles of incorporation that (i) changed the name of the Company from INAV Travel Corporation to MB Software Corporation and (ii) increased the number of authorized shares of common stock of the Company from 50,000,000 shares to 100,000,000 shares. The stockholders also ratified the appointment of King, Burns & Company, P.C. as auditors for the Company. Each director and the proposals to amend the articles of incorporation and to ratify the selection of the auditors received the vote of the holders of 23,343,659 shares of common stock, or 51.98% of the total outstanding shares entitled to be voted at the meeting. There were no votes against, any abstentions, or any broker non-votes with respect to any of the directors or the proposals.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits - All other exhibits are incorporated by reference from prior filings with the Commission on Form 8-K during the period.

Financial Statements - See Item 1 for financial statements filed with this report.

Reports on Form 8-K - The Company  filed the following  Reports.  Report on Form
     8-K dated June 25, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MB SOFTWARE CORPORATION



Date:  ______, 1996                  /s/ Scott A. Haire
                                    Scott A.  Haire, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Financial Officer)