Form 10QSB
period 1996-09-30
MB SOFTWARE CORP
filed 1996-10-28
CIK 714256

Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

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


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   [ X ]               No   [   ]


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes   [ X ]               No   [   ]


     As of September 30, 1996, 66,850,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                                    Yes  [   ]                No  [ X  ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                        Quarter Ended September 30, 1996


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                  PAGE NUMBER

           Item 1  -  Financial Statements

   Consolidated Balance Sheet
   September 30, 1996 (Unaudited) and December 31, 1995 (Audited)           3-4

       Consolidated Statements of  Cash Flow
       for the Nine Months ended September 30, 1996 (Unaudited
       and  December 31,1995   (Audited)                                      5

       Consolidated Statements of Operations
       for the Nine Months and Three Months ended  September 30, 1996)
       and September 1995 (Unaudited)                                         6

            Notes to Consolidated Financial Statements                        7

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition or Plan of Operation
                                                                            7-9

PART II - OTHER  INFORMATION



           Item 4  - Submission of Matters to Vote by Security Holders       10

           Item 6  -  Exhibits, Financial Statement Schedules                10
           and Reports on Form 8-K



SIGNATURES                                                                   10

                                             September 30,        December 31,
                                                 1996                 1996
                                          -----------------    -----------------

CURRENT ASSETS
Cash                                   $     151,529                   $ 36,535
Trade accounts receivable                    210,664                     59,788
Notes receivable                                   -                          -
Advance                                       44,652
Prepaid  Expenses                             16,064
                                          ------------------    ----------------
Total current assets                         422,909                     96,323


PROPERTY AND EQUIPMENT, NET                   44,305                     23,839
                                          ------------------    ----------------


OTHER ASSETS
Goodwill                                     942,882                    956,045
Software Source Code
                                                   -
Software development costs                   228,921                     51,879
Deposits                                      18,488                     17,788

      Total other assets                   1,234,596                  1,025,712
                                          ------------------    ----------------
                                           1,657,505                  1,145,874
                                           =================    ================

                                            September 30,           December 31,
                                                 1996                    1995
                                          ------------------   -----------------
CURRENT LIABILITIES
Bank Overdraft                         $           -         $          29,616

Notes Payable, including $38,214 and
$130,172 respectively,due to related
parties
                                             299,889                    397,741
Accounts payable
                                             169,086                    177,266
Accrued liabilities                          110,384                    142,754
Other liabilities                            119,269                    527,350
Other                                              -
                                          ------------------    ----------------

       Total current liabilities             698,628                  1,274,727
                                          ------------------    ----------------

LONG TERM LIABILITIES
Note Payable                               1,321,715                   710,900
Other liabilities                            130,000                   130,000
Deferred Revenue                             132,775                   160,878
                                          ------------------    ----------------
       Total long term liabilities         1,584,490                  1,001,778


SHAREHOLDERS' EQUITY
Common stock .001 par value;
100,000,000 shares
authorized; 66,850,000 shares issued          66,885                     49,485

Additional paid-in capital                   501,320                    518,720
Retained Earnings (deficit)               (1,551,796)                (1,551,797)
Treasury stock, at cost; 57,518 shares      (102,039)                  (147,039)
                                          ------------------    ----------------
Net Earnings                                 460,017
Total shareholders' equity (deficit)        (625,613)                (1,130,631)
                                          ------------------    ----------------

                                     $     1,657,505                  1,145,874
                                        ===================     ================

                                                September             December
                                                   1996                 1995
                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss) for the period              $    460,017        $   (690,487)
Adjustments to reconcile net
income(loss)to net cash used
by operating activities:
Depreciation                                       13,163             129,467

Loss on write down of software                                         77,885

Loss on disposition and write down of
assets held for sale and related notes
receivable                                                            168,972

Gain on disposition of PC3 assets and
certain liabilities                                                   (17,944)

Changes in assets and liabilities
Trade accounts receivable                        (150,876)             (3,420)
Advances                                          (44,652)             18,732
Prepaid expenses and other                        (16,064)             22,479
Deposits                                             (700)              1,500
Accounts payable                                    8,180             (58,059)
Accrued Liabilities                                32,370            (113,384)
Other Liabilities                                 408,081              12,456
Deferred revenues                                  28,103             160,878
Other                                                   -                   -
                                            ----------------   -----------------
Net cash used by operating activities             737,622            (290,925)


CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and
equipment                                         (20,466)             (3,227)
Software development costs capitalized           (177,042)            (55,750)

Cash paid in connection with sale of PC3                -              (2,580)

Proceeds from sale of Assets held for Sale
and related notes receivable
Collections on notes receivable                         -              75,000

Advances on notes receivable                            -                   -
                                            ----------------    ----------------

Net cash provided (used) by investing
activities                                       (197,508)            308,955

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts on notes payable                         790,949            (556,854)

Principle payments on notes payable              (350,446)            561,538

Increase (decrease) in cash overdraft              29,616               7,593

Common Stock                                      (17,400)
Paid in Capital                                    17,402
Purchase of treasury stock                        (45,000)                  -
                                             ---------------    ----------------
Net cash provided by financing activities         425,121              12,277

INCREASE / (DECREASE) IN CASH                     114,993              30,307
                                             ---------------    ----------------

Cash at beginning of period                       36,535              6,228

Cash at end of period                        $   151,529        $    36,535

                                             ===============    ================


SUPPLEMENTAL INFORMATION
Cash paid during the period for interest     $                   $  87,427

                                             ===============    ================



                                     THREE MONTHS            THREE MONTHS           NINE MONTHS            NINE MONTHS
                                    ENDED 9-30/96           ENDED -9/30/95         ENDED 9/30/96          ENDED 9/30/95
REVENUES
Service fee & broker income         $    119,190               $   45,131           $   404,026            $   100,008
Smart card product sales                                           13,747                     -                      -
Software & maintenance
sales                                    558,344                   34,103             1,845,042                354,565
Other income                                   -                   41,241                 1,008                 79,380
                                -----------------------  ---------------------  ---------------------  ---------------------
          Total revenues                 677,534                  134,223             2,250,076                533,954
                                -----------------------  ---------------------  ---------------------  ---------------------

COST OF REVENUES
Cost of service & broker
fees                                           -                  11,985                 2,548                 15,044
Cost of smart card
product sales                                  -                   7,238                     -                      -
Cost of software &
maintenance                              140,769                  23,241               326,226                174,890
                                -----------------------  ---------------------  ---------------------  ---------------------
Total cost of
revenues                                 140,769                  42,465               328,774                189,934
                                -----------------------  ---------------------  ---------------------  ---------------------

GROSS PROFIT                             536,765                  91,757             1,921,302                344,020
                                -----------------------  ---------------------  ---------------------  ---------------------

OPERATING EXPENSES
Selling, general &
administrative                           433,944                140,206              1,429,299                501,516

Depreciation and
amortization                                   -                 10,042                 10,262                 15,227

Gain on disposition of
assets held                                    -                      -                261,552
for resale and
related note receivable                        -
                                -----------------------  ---------------------  ---------------------  ---------------------
Total operating
expenses                                 433,944                150,248              1,439,561                778,295
                                -----------------------  ---------------------  ---------------------  ---------------------

INCOME FROM OPERATIONS                   102,821                (58,489)               481,741               (434,275)
                                -----------------------  ---------------------  ---------------------  ---------------------

OTHER INCOME (EXPENSES)
Interest income, net                        (792)                 4,905                   (797)                15,792

Other, net                                (1,883)                 2,424                 22,521                    656
                                -----------------------  ---------------------  ---------------------  ---------------------
Total other
income, net                               (2,675)                 7,329                 21,724                 16,448
                                -----------------------  ---------------------  ---------------------  ---------------------

NET INCOME BEFORE TAXES                  105,496                (65,819)               460,017               (450,723)
                                -----------------------  ---------------------  ---------------------  ---------------------

PROVISION FOR INCOME TAXES                     -

NET INCOME                               105,496            $   (65,819)           $   460,017            $  (450,723)

                                =======================  =====================  =====================  =====================

Income per weighted-average
common shares                     $   (0.00)                $     (0.00)             $    0.01            $     (0.01)

                                =======================  =====================  =====================  =====================

Weighted-average common
shares outstanding                    66,885,000             49,485,000             66,885,000             49,485,000
                                =======================  =====================  =====================  ====================

                             MB SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

1.       BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes the disclosures herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the more recent financial statements of MB Software Corporation included in the Company's report on Form 10-KSB for the year ended December 31, 1995.

The interim financial information included herein is unaudited; however it reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair representation, results of operations and cash flows for the interim period. The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

This Quarterly Report on Form 10-QSB contains forward looking statements about the business, operations and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from those forward looking statements, contingent upon market factors and economic volatility. Causal factors that could impact actual results of the Company to differ materially from those contained in the forward looking statements are discussed in connection with those statements.




ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

MB Software Corporation remains one of the leading providers of practice management software and cash management resources to physicians, dentists, chiropractors and medical billing centers. As of September 30, 1996, the Company maintained market share with business management services to approximately 3,500 physicians, dentists and chiropractors, with over 2,350 physical locations supporting these services.

The Company's long term business plan focuses on increasing the number of physician customers using its practice management software products and, through the use of a common software convention, become a pivotal link in the electronic exchange of information between physician practices and connecting service providers. Currently over 250 clients enjoy fully-electronic, on-line capabilities and process financial information through the Company's OneClaim Plus(TM) practice management system.



Prospectively, the Company also plans to establish Internet and World-Wide Web connectivity with customers via an Internet/WWW hub set up to be integral with the Company's practice management software. The Company's strategy for achieving this objective is to transition the Company's 3,500 existing practice management customers to the SDS Health Network Information System, acquire new practice management systems under the SDS Health Network Platform, and offer new and enhanced services along with related service products.

The Company's near term outlook focuses on enhancement of its core business products developed by Santiago SDS, Inc. and corresponding announcement of its Windows 95 version of OneClaim Plus(TM). Additionally, the Company intends to seek and obtain certification as a Windows 95 approved vendor, a competitive strategy aligned with healthcare's market and technological direction. Accordingly, roll-out of the Windows 95 version of OneClaim Plus(TM) commenced late in September with initial market reception showing strong support for its expanded and enhanced value-added features.

The Company remains positioned to maximize the opportunities that appear likely from pending federal healthcare legislation. Specifically, healthcare's transition toward electronic processing of billing and collections, and the potential that electronic submission of claims may be mandated in certain health care sectors, places the Company in good stead within the industry. Given the stability of annual inflation rates for 1996, near term inflation trends as a non-issue.


Results of Operations

This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended September 30, 1996. Since January 1, 1996, the Company has been able to exceed projections following the acquisition of Santiago SDS, Inc. In the quarter ending September 30, 1996, revenues improved to $677,534, a 404% increase from the $134,223 revenues for the same period in 1995. For the nine months ending September 30, 1996, revenues improved to $2,250,076, an increase of 321.4% compared with $533,954, in revenues for the same period in 1995. Net income trended upward for the third consecutive quarter ended September 30, 1996, a 260% increase from the same period in 1995. For the nine month period ending September 30, 1996, net income of $460,017 improved by 202% from ($450,723) for the same period in 1995. Operating expenses for the quarter ending September 30, 1996 increased at a decreasing rate given the Company's comprehensive efforts to maximize profit margins through effective cost containment programs. Actual operating expenses for the third quarter grew 188% from the third quarter of 1995 to $433,944. Operating expenses included the non-recurring costs associated with development of the Windows 95 product. The Company's ability to fund said development from operating revenues evidences management's commitment to a policy of fiscal prudence and incremental revenue growth financed primarily by operating expense outlays. For the nine month period ending September 30, 1996, operating expenses increased 84% from $788,295 to $1,439,561%, during the same period in 1995.

Total current liabilities as of September 30, 1996 evidenced strong improvement by a decrease of 45% to $698,628 from $1,274,727 in December 31, 1995. Management maintains a core strategy to reduce debt and current liabilities in order to grow the company with minimal debt obligations. The Company demonstrated strong results and exceeded profit targets in the first, second and third quarters 1996. While the Company moves to minimize debt, management recognizes that limited outside capitalization may be necessary to properly underwrite the roll-out of its two new products. Initial market response to both products has been positive, yet management prioritized the flagship product, OneClaim Plus(TM) as the Company's focus in order to create a financing platform from which to launch its second product, KI.D. While the window of opportunity for launch of its second product remains open today, management believes that the new KI.D. product must be introduced through a national campaign within the next 120 to 150 days. The current status of the Windows 95 healthcare package is positive and market response strong. Moreover, an expanded sales force and increased promotional advertising form the basis for an improved sales revenue outlook. New promotional brochures and marketing strategies were developed to take aim at the optimization of the current install base revenue potential, contribute in large part to an improved outlook for sales. Additionally, the Company continues to consider offers from industry vendors that produce complimentary products who seek strategic alliances in order to capture greater market share. Although no major alliance has yet been formed, negotiations remain active and promising. Reaching accord with current vendor(s) represents minimal development costs and presents no major distraction, yet could significantly expand the Company's market presence and build positive critical mass.


Liquidity and Capital Resources

As of September 30, 1996, the Company recorded total assets of $1,657,505, with current assets of $422,909 and property, equipment and other assets of $1,234,596. Total current liabilities as of September 30, 1996 were $696,628. Net working capital at the end of the period was ($275,719), an improvement from ($1,265,095) or 358% from December 31, 1995.

The KI.D., Kid Identity Defense Program remains positioned for national roll-out with an advertising and public relations firm that will orchestrate the elements for KI.D.'s success. To date, the unveiling of KI.D. has turned on a strategy that:

     Creates an infrastructure of local distributors;

     Incorporates a recognized-name sponsor company positively and closely identified with infants and children;

     Includes direct or tacit endorsement by law enforcement agencies; and

     Demonstrates public assurance of KI.D.'s integrity and ethics as a program is supported by the systems capabilities that safeguard customer privacy.

Release of KI.D. currently has been limited to California and Texas as beta test markets. Initial response to promotional and live field test through local venues has been strong and positive. Over 70 distributorships have been contracted nationwide who will work with the national sponsor(s) in the actual enrollment of children. The Company believes that KI.D. represents a positive image and service for corporate America, while providing a proactive solution for a compelling special issue - child safety. Given the populace's sensitivity to child abduction, KI.D. allows parents, grandparents, educators, the medical community, and law enforcement at large to effectively utilize the information super highway as a child abduction deterrent. The Company's management is determined to foster KI.D. as a social positive akin to usage of 911 for emergency calls. Clearly, the initialization and roll-out of KI.D. forms the nucleus for incremental growth. The advent of KI.D., coupled with the solidarity of the core Windows 95 business, together represent the single focus for a strong outlook. Notwithstanding the positive potential evidenced by its new products and the subsequent revenue generation, there can be no guarantee that such revenues will be generated or that the revenues will be significant, given the competitive nature found in the health care practice management arena.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits - All other exhibits are incorporated by reference from prior filings with the Commission on Form 8-K during the period.

Financial Statements - See Item 1 for financial statements filed with this report.

Reports of Form 8-K - No reports were filed on Form 8-K during this period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MB SOFTWARE CORPORATION



Dated:  October 23, 1996                         /s/ Scott A. Haire
                                          ---------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                         (Principal Financial Officer)