Form 10-K
period 1996-12-31
MB SOFTWARE CORP
filed 1997-04-02
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[  X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 1996
                                             -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the transition period from _________ to  ____________

                         Commission File Number 0-11808

                             MB SOFTWARE CORPORATION
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
   Title of Each Class                             on Which Registered
   -------------------                             --------------------
        Common                                  NASDAQ - OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $ .001 par value
                          -----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 [X] Yes [ ] No

Issuer's revenues for its most recent fiscal year:  $2,986,908.
                                                    ----------

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. The Company's common stock based on the average selling price on a date within the past 60 days is $0.20.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 Yes [X ] No [ ]

As of December 31, 1996, 67,885,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [  ]    No  [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 1996

                                                                       Page of
                                                                    Form 10-KSB
 ITEM 1.  BUSINESS............................................................4

 ITEM 2.  PROPERTIES..........................................................6

 ITEM 3.  LEGAL PROCEEDINGS...................................................6

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.............................................................6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................7

 ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................8

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................9

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........9

ITEM 10. EXECUTIVE COMPENSATION..............................................10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..........................................................11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................11

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................11

                                     PART 1

Item 1.  Business

         MB Software Corporation (the "Company") was incorporated in 1982. The Company is a leading provider of practice management services and cash management resources to physicians, dentists, chiropractors and medical billing centers. As of December 31, 1996, the Company provided practice management services to approximately 3,500 physicians, dentists, chiropractors and 700 billing centers. The Company has an established base of over 2,500 physical locations with at least one installation in all 50 states. The business management services offered by the Company include (i) general management services, (ii) strategic management services, (iii) financial management services and (iv) billing and accounts receivable management services. (For a History of the Company, see Notes to Consolidated Financial Statements, Note A "The Company").

         The Company's core business strategy centers on structured growth through expansion of its software products and acquisition of emerging or struggling entities which evidence opportunity for reciprocal benefit in terms of product distribution and optimization of operations. Management believes a nucleus of revitalized companies, properly managed and equipped, can provide more valuable and cost effective services to its client base. Moreover, healthcare's continuing challenge of how to address the demands placed upon healthcare delivery represent strong opportunities through consolidation of operation, thereby promoting a cost benefit unavailable with stand-alone companies.

         While the Company historically marketed its product in physician, dental, chiropractic, HMO and PPO structures, more recently the focus has been narrowed to reflect greater concentration upon services and products aligned with healthcare's directional shift. More specifically, products evaluated and deemed to lack long-term or strong margins have been identified for divestiture, allowing for more focus upon bottom-line results, improved performance in operations and maximum economies of scale. Traditionally, the Company engaged in medical receivable servicing, consulting business, development of smart card technology and software development. However, through reassessment of corporate strategic direction and a redistribution of skillsets necessary for the emerging migration in healthcare, new narrow-focused directions were activated based on analysis of:

         o        shifts away from in-patient care;
         o        high-dollar, labor-intensive services;
         o        greater opportunity in home-oriented healthcare;  and
         o leverage its developed software products through industry alliances.

         Accordingly, Santiago SDS, Inc., acquired in 1995, has undergone virtually a total revitalization and repositioning which resulted in improved services and profits. Santiago SDS, Inc. now enjoys profitability after a period of retrofitting and reassessment of priorities. Moreover, in 1996, Santiago's OneClaim Plus software was redesigned to be Windows 95 compliant, thereby offering users greater ease of use and beating competitors to this prerequisite positioning. Additionally, the creation of Client-Server technology as an application protocol engendered upside potential not available in healthcare. The Client-Server product represents a break-through in capacity, cost and allows for a full practice management capability, total portability at a nominal price.

Acquisitions

         The Company opted to defer acquisitions during 1996 and instead strengthen its product line and bottom line margins. Monies targeted for acquisitions were used to underwrite the upgrade and total redesign of the Windows 95 and Client-Server products. Development of said products was performed without outside capitalization and financed with operating revenues which prevented incursion of additional debt service.

Indusrty Overview

         The U.S. healthcare industry continues to await congressional mandated restructuring, yet given the political imbroglio surrounding special interest groups within healthcare, changes are likely to emerge piecemeal and at a more defined pace. While everyone generally agrees and accepts the need for wholesale healthcare reform, there is little political appetite for massive change, particularly with entitlement programs and their volatile social overtones.

         Clearly, healthcare's burdensome costs represent a significant portion of the national debt and absent material cutbacks in entitlements, there becomes increasing demand for economies in every aspect of healthcare delivery. Retrospectively, DRG's, HMO's, PPO's, Risk contracts and other less prominent healthcare initiatives, represent cost containment efforts enacted to arrest spiraling healthcare costs. However, these efforts proved to be stop-gap measures of unquantifiable impact. Conversely, healthcare's continued outcry and expectation for improved performance, economies, and lower operating costs has fostered fresh opportunities. Healthcare users, providers, supplies and vendors can likely expert to see mandatory electronic billing, increased emphasis on cost containment in every sector, greater stimulation of competition, outsourcing of traditionally in-house services, improved cost-to-performance ratios for software demanded by buyers, more integratability of products, and faster, more-capacity, easy-to-use technology.

         Consistent with these divergent healthcare directions, the Company recognized that its positioning of products and services as critical strategies for providing tomorrow's healthcare solutions ahead of competitors and at improved cost margins.

Products

         OneClaim Plus consistent with market place feedback, is available to handle and facilitate a physician's practice, regardless of size. Offered in single or multi-user versions, one-site or multi-site configuration, OneClaim Plus performs complex tasks with "mouse click" speed and ease. Versions in MS DOS, Windows 95 and Client-Server provide users with virtually unlimited flexibility in application. The software affords users with a high degree of customization from table-driven options selected by the user, to a report-generator feature which gives requesters total control over how stored data is arrayed, displayed or printed.

         Electronic Statements Through communication links established with users, physician offices are able to down-load their accounts receivable files, that are in turn, electronically formatted, printed, folded and mailed at 5% of the cost associated with non-automated processes. An electronic data interchange vehicle capable of electronic transmission/receipt, formatting, editing and routing of physician claims to the appropriate payor for adjudication. Electronic links are established with all payors capable of receiving claims electronically.

         Electronic Claims Processing Electronic data interchange whereby the Company's computer system reformats a paper insurance claim into an electronic document and transmits said electronic document to major insurance companies including Medicare, Medicaid, Blue Shield, Aetna, Travelers and Metropolitan.

         CodeReview A comprehensive report, prepared by Santiago, which contains the status and a current short description of each CPT Code (Current Procedural Terminology) submitted by a physician's office. The report provides the physician with a quick and easy interpretation of the codes used along with their monthly frequency and associated fees.

         Service Contract - On-line support is provided to OneClaim Plus customers by the Company's technical support staff.

         The Company is continually investigating the feasibility of enhancing software platforms and developing new conventions to meet its clients' needs.

All product is shipped C.O.D. and/or payment is received by credit card, thereby eliminating a large accounts receivable. All electronic billing is received in the Company's office by electronic transmission and invoiced to on-line customers.

The practice management service industry is highly competitive. The Company considers itself to be one of the leading providers of practice management services to physicians, dentist, chiropractors and billing centers. With 17 years of specialized experience in practice automation, the Company offers its customers efficient and effective ways of providing medical management services at a very favorable price. The Company believes that its excellent service gives it an edge over its competitors.

OneClaim Plus and Procedure Code Review are trademarks of Santiago.

The Company has spent approximately $100,000 to $150,000 in each of the past three years in research and development of new product which the Company released late in 1996.

Employees

         The  Company  currently  employs  approximately  30 full and part  time
employees.   The  Company  has  no  labor  union   contracts  and  believes  its
relationship with its employees is good.

Item 2.   Properties

         The Company's principal executive office is leased and located in Arlington, Texas. The lease expires in March, 1999. Santiago's principal office is leased and located in Newport Beach, California. The lease expires on June 30, 1999.

Item 3.  Legal Proceedings  None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders for a vote during the fourth quarter of 1996.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         At the Company's Annual Meeting on June 18, 1996, a name change was approved. The approved name is MB Software Corporation and the Company's common stock is traded under the symbol "MBSC" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:
                                    BID PRICE
BY QUARTER ENDED:                           HIGH                       LOW
----------------                            ----                       ---
Year Ended 12/31/96
March, 1996                                $ .27                      $ .20
June, 1996                                   .32                        .25
September, 1996                              .29                        .26
December, 1996                               .12                        .10

Year Ended 12/31/95
March, 1995                                $ .05                      $ .03
June, 1995                                   .03                        .01
September, 1995                              .03                        .01
December, 1995                               .08                        .03

The Company had approximately 7830 holders of record of its common stock as of December 31, 1996. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation:

         This section discusses the financial condition, changes of financial condition and results of operations of the Company and its subsidiaries for the period from January 1, 1996 to December 31, 1996 as compared with the period from January 1, 1995 to December 31, 1995. (See Notes to Consolidated Financial Statements, Note A "The Company".) This Annual Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in the Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. The nature of business and various business development activities of the Company during 1996 are described in "Item 1,
                                                                         -------
Business."
---------

         Total Revenues in 1996 totaled $2,986,908, a 296% increase over 1995 revenues of $754,152. Revenue sources centered on sales of medical, dental and chiropractic software systems, electronic claims transmissions, electronic statement generation and maintenance contracts. Said increases were a direct result of new marketing strategies for medical systems sales, plus greater emphasis on electronic claims and statements.

         Cost of Revenues in 1996 remained proportionate with $2,170,882, a 278% increase over 1995 totals of $573,552. Management believes Cost of Revenue margins are an area where further improvement may be effected. New programs in marketing and sales were actuated and expensed, thereby precluding additional ramp-up costs or new major development costs.

         Operating Expenses were $1,947,488 in 1996, a 42% increase for the same period in 1995, which totaled $1,367,196. Greater focus on every cost-center operation arrested any upward cost and kept cost containment in the operational forefront.

         Net Income during 1996 improved to $395,330, a 157% increase over 1995 which was Net Loss of ($690,487). The profit margins were realized through implementation of new marketing, budgetary, results-planning and cost containment disciplines.

         The Company is unable to predict the positive or negative impact of prospective healthcare insurance legislation on its core business. Conversely, management believes that product and service flexibility and adaptability must be designed into their delivery in order to protect clients from legislated changes in healthcare.

         The Company recorded gains of $86,134 and $140,000 based on debt extinguishment.

Liquidity and Capital Resources

         As of December 31, 1996, the Company had Current Assets of $538,501 and Other Assets of $1,262,837. Current Liabilities at December 31, 1996, were $831,178 of which $41,035 were notes and advances loaned to the Company by certain of its senior officers, directors and shareholders. Included in Long Term Liabilities at December 31, 1996 were $1,283,808 of notes and cash advances loaned to the Company by certain of its senior officers, directors and shareholders.

         The Company utilized net cash of $499,612 from investing activities in 1996 as compared to cash generated from investing activities of $308,955 in 1995.

         In 1995 cash used in investing activities related primarily for purchases of property and equipment of $3,227 and software development costs of $55,750. Cash provided from investing activities results from collections in notes receivable of $75,000 and proceeds from sale of assets of $295,512.

         During 1996 and 1995 cash provided by financing activities amounted to $687,518 and $12,277, respectively. In 1996 payments on notes payable of
$554,707  was offset by  proceeds  from notes  payable  of  $1,041,842.  In 1995 payments  and  proceeds  on notes  payable  amounted to  $556,854  and  $561,538 respectively. The Company issued 4,500,000 shares of treasury stock in 1996 to pay off a $45,000 note payable.

         The Company generates sufficient cash flow from operations to fund its normal ongoing development operations and administrative costs. The Company remains absolute in its resolve to increase profitability through its medical software business and long term strategies. The Company may attempt to sell capital stock through a private placement and/or obtain loans as necessary to fund the expansion needs of the Company. There can be no assurance that the Company will be successful in these endeavors.

         The Company introduced two new products late in 1996. The Company anticipates that these products will receive favorable response in the market and will generate appreciable revenues. There can be no assurances to that effect or that the introduction of the two new products will be successful.

Item 7.  Financial Statements

          Filed as exhibits hereto are the following statements of the Company and its subsidiaries:

                                                                                        Page
         Report of Independent Certified Public Accounts                                F- 3

         Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996 and 1995          F- 4

                  Consolidated Statements of Operations for the years ended
                  December 31, 1996 and 1995                                            F- 5

                  Consolidated Statements of  Shareholder's Deficit for the
                  years ended December 31, 1996 and 1995                                F- 6

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996 and 1995                                F- 7

                  Notes to Consolidated Financial Statements                            F- 9


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                      None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the directors and executive officers of the Company:
                                                                      Year First
Name                         Age         Position                      Elected
----                         ---         --------                      -------
Scott A. Haire               32        President, Director               1993

Gilbert A. Valdez            52        Chief Operating Officer           1996

Araldo A. Cossutta           72        Director                          1994

Steven W. Evans              45        Director                          1994

Robert E. Gross              51        Director                          1994

Thomas J. Kirchhofer         55        Director                          1994

Lucy J. Singleton            59        Secretary                         1995

         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire  Chairman,  President and Director.  Mr. Haire is Chief Executive
--------------
Officer of MB Software Corporation and has been with the Company since its inception in 1992.

Gilbert A. Valdez Chief Operating  Officer and Director.  Mr. Valdez is a former
-----------------
president and Chief Executive Officer of the National Electronic Information Corporation, Medaphis Corporation, Datix Corporation and Hospital Billing and Collection Services Corporation and has been with the Company for one year.

Araldo  A.  Cossutta  Director.  Mr.  Cossutta  is  president  of  Cossutta  and
--------------------
Associates, an architectural firm based in New York City. He is also a director of Computer Integration Corporation of Boca Raton, Florida.

Steven W. Evans Director.  Mr. Evans is a certified public account and president
---------------
of Evans Phillips & Co., PSC, an accounting firm. He is a founder and active in PTRL which operates contract research laboratories in Kentucky, North Carolina, California and Germany. He is active in environmental management and financial and hotel corporations in Kentucky and Tennessee.

Robert E. Gross  Director.  Mr. Gross is president of R. E. Gross &  Associates,
---------------
which provides consulting and system projects for clients in the multi-location service, banking and healthcare industries.

Thomas J. Kirchhofer  Director.  Mr. Kirchhofer is president of Synergy Wellness
--------------------
Centers of Georgia, Inc., and a past president of the Georgia Chiropractic Association.

Lucy Singleton   Secretary.    Ms. Singleton has been secretary since 1995.
--------------

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

Summary Compensation Table

The following sets forth information concerning the compensation of the Company's Chief Executive Officer for the fiscal years shown No other Executive Officer was paid a salary in excess of $100,00 during such period.

    Name and                                                          Long Term Compensation
    Principal                Annual Compensation                Restricted        Options       All
                             -------------------                -----------------------------------


    Position                                                       Stock           /SARS       Other
                       Year    Salary($)   Bonus    Other          Awards        # shares(2)   Comp.($)


  Scott A. Haire      1996      120,000     -0-      -0-            -0-             -0-          -0-
   President          1995        -0-       -0-      -0-            -0-             -0-          -0-
                      1994       58,750     -0-      -0-            -0-             -0-          -0-

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

The following table provides information concerning option exercises in fiscal 1996 and the value of unexercised options held by each of the named Executive Officers at December 31, 1996.

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

Scott A. Haire          -0-                   N/A                  1,800,000                  $180,000.00


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 1996, regarding the beneficial ownership of capital stock of the Company by; (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

                                             Amount and Nature
Name of Beneficial                             of Beneficial          Percent
Owner of Group(1)                                Ownership           of Class
------------------                           -----------------       ---------

Scott A. Haire                                 29,121,297 (2)          42.0%

Araldo A. Cossutta                              2,982,025               4.0%

Steven W. Evans                                 1,500,000               2.0%

Thomas J. Kirchhofer                                -                    *

Robert E. Gross                                   200,000  (3)           *

R-M-S Investments, LTD.                        11,000,000              16.0%

Cazenove                                        7,500,000              10.0%

All Directors and Executive Officers as        41,303,332              60.8%
     a group(five in number)
----------
*        Less than 1%.

(1) The address for each person or entity listed above is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.

(2) Includes 1,800,000 shares and 600,000 shares subject to options and a warrant, respectively, that are presently exercisable.

(3) Consists of shares subject to options that are presently exercisable by Mr. Gross.

Item 12.   Certain Relationships and Related Transactions

         Loans have been made to the Company by certain of its senior officers, directors, and shareholders. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Scott A. Haire has made loans to the Company in the amount of $434,808.08 at 8 percent interest.

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

                                 MB SOFTWARE CORPORATION


                                 By:    /s/ Scott A. Haire
                                        Scott A. Haire, Chairman of the Board,
                                        Chief Executive Officer and President
                                        (Principal Financial Officer)

                                 Date:  March 31, 1997

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                             MB SOFTWARE CORPORATION
                                AND SUBSIDIARIES
               (FORMERLY INAV TRAVEL CORPORATION AND SUBSIDIARIES)


                           DECEMBER 31, 1996 AND 1995

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

              (Formerly INAV Travel Corporation and Subsidiaries)

                                    CONTENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-3

Financial Statements

  Consolidated Balance Sheets as of December 31, 1996 and 1995              F-4

  Consolidated Statements of Operations for the
    years ended December 31, 1996 and 1995                                  F-5

  Consolidated Statements of Shareholders' Deficit for the
    years ended December 31, 1996 and 1995                                  F-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 1996 and 1995                                  F-7

  Notes to Consolidated Financial Statements                                F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
MB Software Corporation (formerly INAV Travel Corporation and Subsidiaries)

We have audited the accompanying consolidated balance sheets of MB Software Corporation and subsidiaries (Formerly INAV Travel Corporation and Subsidiaries) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                           KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
February 21, 1997

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS
                                     ------

                                                                                                1996                1995
                                                                                              ----------          ---------
CURRENT ASSETS
    Cash                                                                                      $  196,653        $    36,535
    Trade accounts receivable, net of allowance for doubtful
     accounts of $33,487 and $0                                                                  311,965             59,788
    Note receivable                                                                               10,000                -
    Prepaid expenses and other                                                                    19,883                -
                                                                                              ----------          ---------
             Total current assets                                                                538,501             96,323
                                                                                              ----------          ---------

PROPERTY AND EQUIPMENT, NET                                                                       63,349             23,839
                                                                                              ----------          ---------

OTHER ASSETS
    Goodwill, net of accumulated amortization of $209,255 and $103,319                           850,109            956,045
    Software development costs, net of accumulated amortization of $101,374
       and $3,871                                                                                394,240             51,879
    Deposits                                                                                      18,488             17,788
                                                                                              ----------          ---------
             Total other assets                                                                1,262,837          1,025,712
                                                                                              ----------          ---------
                                                                                             $ 1,864,687         $1,145,874
                                                                                              ==========          =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
    Cash overdraft                                                                           $         -         $   29,616
    Notes payable, including $41,035 and $130,172
       due to related parties                                                                    242,029            397,741
    Accounts payable                                                                             149,741            177,266
    Accrued liabilities                                                                          101,382            142,754
    Other liabilities - related party                                                            179,000            527,350
    Deferred revenues                                                                            159,026            160,878
                                                                                              ----------          ---------
                Total current liabilities                                                        831,178          1,435,605
                                                                                              ----------          ---------

LONG-TERM LIABILITIES
    Notes payable less current maturities, all to related parties                              1,283,808            710,898
    Other liabilities - related party                                                             40,000            130,000
                                                                                              ----------          ---------
                 Total liabilities                                                             2,154,986          2,276,503
                                                                                              ----------          ---------
COMMITMENTS AND CONTINGENCIES (Notes D, E, I, J, K and O)

SHAREHOLDERS' DEFICIT
    Common stock; $.001 par value; 100,000,000 shares
       authorized; 67,885,000 and 49,485,000 shares issued                                        67,885             49,485
    Additional paid-in capital                                                                   810,322            518,722
    Accumulated deficit                                                                       (1,156,467)        (1,551,797)
    Treasury stock, at cost; 409,577 and 4,909,577 shares, respectively                          (12,039)          (147,039)
                                                                                              ----------          ---------
                Total shareholders' deficit                                                     (290,299)        (1,130,629)
                                                                                              ----------          ---------

                                                                                             $ 1,864,687         $1,145,874
                                                                                              ==========          =========

The accompanying notes are an integral part of these financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1996 and 1995

                                                                                               1996                  1995
                                                                                           -------------          ----------
REVENUES
    Service fee and broker income                                                           $    211,864        $    100,064
    Software and maintenance sales                                                             2,461,562             639,644
    Consulting fee income                                                                        299,000               -
    Other                                                                                         14,482              14,444
                                                                                              ----------          ----------
       Total revenues                                                                          2,986,908             754,152
                                                                                              ----------          ----------

COST OF REVENUES
    Cost of service fees and broker income                                                         2,549              13,583
    Cost of software and maintenance sales                                                       813,477             167,017
                                                                                              ----------          ----------
       Total cost of revenues                                                                    816,026             180,600
                                                                                              ----------          ----------

GROSS PROFIT                                                                                   2,170,882             573,552
                                                                                              ----------          ----------

OPERATING EXPENSES
    Selling, general & administrative                                                          1,733,810             990,872
    Depreciation and amortization                                                                213,678             129,467
    Loss on write down of assets held for sale                                                     -                 135,000
    Loss on disposition of fixed assets and assets
        held for sale and related notes receivable                                                 -                 111,857
                                                                                              ----------          ----------
       Total operating expenses                                                                1,947,488           1,367,196
                                                                                              ----------          ----------

INCOME (LOSS) FROM OPERATIONS                                                                    223,394            (793,644)
                                                                                              ----------          ----------

OTHER INCOME (EXPENSE)
    Interest expense                                                                             (72,817)            (83,104)
    Gain from reduction of liabilities                                                           140,000             153,856
    Other, net                                                                                    18,619               1,978
                                                                                              ----------          ----------
       Total other income (expense)                                                               85,802              72,730
                                                                                              ----------          ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEM                                                                            309,196            (720,914)
DISCONTINUED OPERATIONS
    Loss from operations of discontinued smart card products segment                                -                (61,911)
    Gain on sale of discontinued segment                                                            -                 17,944
                                                                                              ----------          ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                          309,196            (764,881)

Gain on debt extinguishment, net of income taxes of $0                                            86,134              74,394
                                                                                              ----------          ----------
NET INCOME (LOSS)                                                                            $   395,330         $  (690,487)
                                                                                              ==========          ==========

Loss per weighted-average common share:
    Income (loss) from continuing operations before extraordinary item                       $       .00         $     (0.01)
                                                                                              ==========          ==========
    Extraordinary item                                                                       $      0.00         $      0.00
                                                                                              ==========          ==========
    Net income (loss)                                                                        $       .01         $     (0.01)
                                                                                              ==========          ==========

Weighted-average common shares outstanding                                                    69,791,096          49,485,000
                                                                                              ==========          ==========


The accompanying notes are an integral part of these financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 1996 and 1995


                                                                            Retained
                                                             Additional     Earnings
                                           Common Stock       Paid-in      (Accumulated        Treasury
                                         Shares     Amount    Capital        Deficit)            Stock             Total
                                         ------     ------    -------       -----------        --------           --------
Balances at December 31, 1994         49,485,000   $49,485    $518,722     $  (861,310)       $(147,039)      $   (440,142)

Net loss                                       -         -           -        (690,487)               -           (690,487)
                                      ----------  --------   ---------      ----------        ---------           --------

Balances at December 31, 1995         49,485,000    49,485     518,722      (1,551,797)        (147,039)        (1,130,629)

Common stock issued for ca             1,600,000     1,600     398,400               -                -            400,000

Treasury stock issued in settlement
  of a note payable (Note F)                   -         -     (90,000)              -          135,000             45,000

Issuance of shares related to
  acquisition of Santiago (Note F)     1,800,000     1,800      (1,800)              -                -                  -

Issuance of shares in connection
   with 1993 merger (Note F)          15,000,000    15,000     (15,000)              -                -                  -

Net income                                     -         -           -         395,330                -            395,330
                                      ----------  --------     --------     ----------        ---------        -----------
Balances at
 December 31, 1996                    67,885,000   $67,885     $810,322    $(1,156,467)      $  (12,039)      $   (290,299)
                                      ==========    ======      =======     ==========        =========        ===========



The accompanying notes are an integral part of these financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
              (Formerly INAV Travel Corporation and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995

                                                                                     1996          1995
                                                                                    ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the year                                              $ 395,330     $(690,487)
    Adjustments to reconcile net income (loss) to net cash
       used by operating activities
          Depreciation and amortization                                           213,678       129,467
          Loss on disposal of fixed assets                                              -        77,885
          Loss on disposition and write down  of assets held for
             sale and related notes receivable                                          -       168,972
          Gain on disposition of PC3 assets and certain liabilities                     -       (17,944)
          Gain on debt extinguishment                                             (86,134)      (74,394)
          Gain from reduction of liabilities                                     (140,000)     (153,856)
          Change in allowance for doubtful accounts                                33,487             -
          Changes in assets and liabilities, net of effects of
                acquisition and disposition
             Trade accounts receivable                                           (285,664)       (3,420)
             Inventories                                                                -        18,732
             Prepaid expenses and other                                           (19,883)       22,479
             Deposits                                                                (700)        1,500
             Accounts payable and accrued liabilities                              (7,700)       56,807
             Other liabilities - related party                                   (128,350)       12,456
             Deferred revenues                                                     (1,852)      160,878
                                                                               ----------     ---------

Net cash used by operating activities                                             (27,788)     (290,925)
                                                                              -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                           (49,748)       (3,227)
    Software development costs capitalized                                       (439,864)      (55,750)
    Cash paid in connection with sale of PC3                                            -        (2,580)
    Proceeds from sale of asset held for sale
       and related notes receivable                                                     -       295,512
    Collections on notes receivable                                                     -        75,000
    Advances on notes receivable                                                  (10,000)            -
                                                                              -----------      --------

Net cash provided (used) by investing activities                                 (499,612)      308,955
                                                                               ----------      --------

                                                           - Continued -

The accompanying notes are an integral part of these financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                      Years ended December 31,1996 and 1995

                                                                                            1996          1995
                                                                                          -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                               $  (554,707)     $(556,854)
    Proceeds from notes payable                                                         1,041,841        561,538
    Net payments on other liabilities - related party                                    (170,000)             -
    Change in cash overdraft                                                              (29,616)         7,593
    Proceeds from common stock issuance                                                   400,000              -
                                                                                       ----------      ---------

Net cash provided by financing activities                                                 687,518         12,277
                                                                                       ----------      ---------

INCREASE IN CASH                                                                          160,118         30,307

Cash at beginning of period                                                                36,535          6,228
                                                                                       ----------      ---------

Cash at end of period                                                                 $   196,653     $   36,535
                                                                                       ==========      =========

SUPPLEMENTAL INFORMATION
    Cash paid during the period for interest                                          $    74,166     $   87,427
                                                                                       ==========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Issuance of note payable for acquisition of assets and certain
       liabilities of Santiago                                                        $         -     $  529,000
                                                                                       ==========      =========


   Issuance of treasury stock in settlement of note payable                           $    45,000     $        -
                                                                                       ==========      =========


The accompanying notes are an integral part of these financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
              (Formerly INAV Travel Corporation and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     The Company
       -----------
       MB Software Corporation ("MB" or the "Company") (formerly INAV Travel Corporation) was incorporated in 1982 and is a provider of practice management services and cash management resources. The Company's primary markets are physicians, dentists, chiropractic groups, select HMO and PPO organizations throughout the United States. The Company's revenue consists of sales of software and related maintenance contracts and related consulting services, and service fee and broker income.

       During 1994 and 1995, the Company engaged in the medical receivables servicing and consulting business and the development and marketing of smart card hardware and software products including computer security systems. During 1994, the Company developed a frequent shopper product that utilized a central computer host to record retail customer transactions for Company clients. On-site testing of the product at a retail site was completed in 1994, but further investment in aggressive marketing and full scale electronic host infrastructure was not undertaken due to the decline in Company revenues in 1994. In October 1995, this smart card product business was sold and the entity through which the Company conducted this business, Personal Computer Card Corporation ("PC3") was dissolved.

       On May 18, 1994, Santiago SDS, Inc. ("SDS") was formed as a Nevada Corporation for the purpose of selling software and maintenance contracts. Through this subsidiary, in 1995 the Company acquired all of the assets and certain related liabilities of Santiago Data Systems, Inc. ("Santiago") for $529,000 and 1,800,000 common shares (issued in 1996 - see Note F). Santiago develops, supports and licenses medical and dental software through the comprehensive nationwide program called OneClaim Plus. Procedure Code Review ensures accurate procedure coding for a well managed practice. STAT Access provides physicians and hospitals with immediate access to vital information regarding patients' medical and health history (Note B).

2.     Consolidation Policy
       --------------------
       The consolidated  financial statements include the accounts of MB and its
       wholly  owned  subsidiaries.   All  material  intercompany  accounts  and
       transactions have been eliminated in consolidation.

3.     Use of Estimates and Assumptions
       --------------------------------
       Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
       Actual results could vary from the estimates that were used.

4.     Revenue Recognition
       -------------------
       Revenue consists primarily of sales of the Company's software products, maintenance and customer support and related consulting services.

              Software  Sales - Sales of software are  recognized at shipment of the product and fulfillment of acceptance terms, if any.

              Consulting Fees - Consulting fees are recognized as the service is delivered.

              Services  Revenue - Maintenance  revenue is deferred and
                                  recognized ratably over the term of the maintenance agreement, which is typically twelve months.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

5.     Property and Equipment
       ----------------------
       Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

6.     Goodwill
       --------
       Goodwill is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired in connection with Santiago. Goodwill amounted to $1,059,364 and is being amortized using the straight-line method over 10 years. Effective January 1, 1996, the Company revised the estimated life used to compute amortization for goodwill from 4 years to 10 years. This revision was made to more properly reflect management's current expectation of the true period of future benefit of the acquired goodwill. The change had the effect of increasing net income for the year ended December 31, 1996 by $158,905 and increasing net income per share by $0. Amortization expense for 1996 and 1995 amounted to $105,936 and $103,319, respectively. On an on-going basis management reviews recoverability, the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net earnings in evaluating the value of goodwill. If the undiscounted future net earnings is less than the stated value, the goodwill would be written down to fair value.

7.     Earnings Per Common Share and Common Share Equivalents
       ------------------------------------------------------
       Earnings per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares are comprised of dilutive stock options.

8.     Cash and Cash Equivalents
       -------------------------
       The Company considers all cash on hand and in banks, demand and time deposits, certificates of deposit, and all other highly liquid debt investments with maturities of three months or less when purchased, to be cash and cash equivalents. There were no cash equivalents at December 31, 1996 and 1995.

9.     Business and Credit Risk Concentrations
       ---------------------------------------
       The Company extends unsecured credit to some of its customers in the normal course of the software sales and consulting business. A significant portion of the customers pay for the software in cash. Service maintenance contracts are paid for in advance and amortized over the period of the contract. Consulting fees are billed as the services are provided. Customers are located throughout the United States and none of these customers are individually significant.

       The  majority  of service fee and broker  income with  respect to medical
       receivables   are  received  in  cash  at  time  of  completion  of  each transaction. Clients are located throughout the United States.

       During the year ended December 31, 1996, one customer accounted for 14% of total revenues, or approximately $420,000. No one customer accounted for greater than 10% of revenues during 1995.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
              (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

9.     Business and Credit Risk Concentrations - Continued
       ---------------------------------------
       Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. The allowance for uncollectible accounts receivable at December 31, 1996 and 1995 was $33,487 and $0, respectively. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount on the financial statements at the date of non-performance.

       The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits. At December 31, 1996, the Company exceeded the insured limit by approximately $76,125.

10.    Income Taxes
       ------------
       The Company accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

11.    Software Development
       --------------------
       The Company was previously involved in developing frequency software and hardware to be sold as an integrated system. After the acquisition of Santiago assets and liabilities in 1995, the Company became involved in developing software related to the medical profession as described previously. The Company capitalizes software development costs after technological feasibility has been established in accordance with Financial Accounting Standards Board Statement Number 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized over the estimated economic life of the software from the time that a particular product is completed.

       No amortization on frequency related software has been recorded during 1996 and 1995 as the asset was being held for sale and was written off in 1995.

       Software development costs incurred in development of medical billing software of $439,864 and $55,750 were capitalized in 1996 and 1995, respectively. Amortization of these costs amounted to $97,503 and $3,871 during 1996 and 1995, respectively.

12.   Reclassifications
      -----------------
      Certain prior year amounts have been reclassified to conform with the 1996 presentation.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE B - ACQUISITION AND DISPOSITION

Acquisition
-----------
As discussed in Note A1, MB acquired the assets and certain liabilities of Santiago in August 1995 for $529,000 and the issuance of 1,800,000 common shares (issued in 1996).

A summary of the fair value of assets acquired and liabilities assumed is as follows:

      Accounts receivable                                          $     40,567
      Property and equipment                                             17,788
      Goodwill                                                        1,059,364
      Amount due by Santiago to MB                                     (183,486)
      Current liabilities                                               (54,763)
      Other liabilities                                                (350,470)
                                                                     ----------
                                                                    $   529,000
                                                                     ==========

Unaudited pro forma financial information for the year ended December 31, 1995 as though the acquisition had occurred on January 1, 1994 is as follows:

      Revenues                                                       $1,573,000
      Loss from continuing operations before
          extraordinary item                                          $(927,000)
      Net loss                                                      $(1,001,000)
      Net loss per share                                                 $(0.02)

Disposition
-----------
Effective in October 1995, the Company disposed of substantially all of the assets and liabilities of PC3 (Note A1), and dissolved this entity. The Company recorded a gain on disposition of $17,944 in 1995. Revenues for PC3 for the year ended December 31, 1995 amounted to $42,896.


NOTE C -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996 and 1995:

                                                       1996               1995
                                                   ---------            -------
          Computer equipment                       $ 87,217            $ 37,468
          Furniture and fixtures                      1,056               1,056
                                                    -------             -------
                                                     88,273              38,524
 Less accumulated depreciation and amortization     (24,924)            (14,685)
                                                    -------             -------
                                                   $ 63,349           $  23,839
                                                    =======             =======

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE D - NOTES PAYABLE

Notes payable consist of the following as of December 31, 1996 and 1995:

                                                                                       1996          1995
                                                                                   ----------       -------
   Unsecured note to a shareholder due on
      December 31, 1997, settled in 1996.                                       $         -     $   276,090

   Unsecured note to an employee, officer and shareholder
      due December 31, 1998, bearing interest at 8%.                                434,808         434,808

   Note to a shareholder due on demand, bearing interest at 9%.                           -          40,000

   Note payable  to an  individual  settled  in 1996  through  the issuance of 4,500,000 shares of common stock held
      in treasury.                                                                        -          45,000

   Note payable to shareholder of Santiago assumed during
      purchase of Santiago assets and assumption of certain
      liabilities, due on demand, bearing no interest.                                8,129          62,741

   Note payable to third parties assumed in connection with
      Santiago purchase, due on demand, bearing no interest.                        150,994         222,569

   Note payable to shareholder of Santiago assumed during Santiago
      purchase, due on demand bearing no interest.                                        -          27,431

   Unsecured notes payable to a shareholder  ($455,000 due
      December 22, 1998 and $300,000 due June 19, 1998), bearing
      interest at 8%.                                                               755,000               -

   Unsecured note to a shareholder due on demand, bearing interest at 8%.            25,000               -

   Unsecured note to a shareholder due in 1998, bearing interest at 8%.              45,000               -

   Unsecured note to a shareholder due on demand, bearing interest at 8%.             7,906               -

   Unsecured note to a shareholder due December 31, 1998, bearing
      interest at 8%.                                                                12,000               -

   Unsecured note to a shareholder due July 16, 1998, bearing
      interest at 8%.                                                                25,000               -

   Unsecured note to a shareholder due December 31, 1998, bearing
      interest at 8%.                                                                12,000               -

   Note payable to a bank due February 23, 1997, bearing interest
      at prime (8.5% at December 31, 1996).                                          50,000               -
                                                                                 ----------      ----------
                                                                                  1,525,837       1,108,639
   Less current portion                                                            (242,029)       (397,741)
                                                                                 ----------      ----------
   Long-term portion                                                            $ 1,283,808     $   710,898
                                                                                 ==========      ==========



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE D - NOTES PAYABLE - Continued

The following is a schedule of maturities of notes payable at December 31, 1996:

                1997                                                $   242,029
                1998                                                  1,283,808
                                                                      ---------
                                                                     $1,525,837


NOTE E - OTHER LIABILITIES

Other current and long-term liabilities at December 31, 1995 include the liability of $529,000 in connection with the acquisition of assets and certain liabilities of Santiago. In early 1996, the amount due was discounted to $389,000 to reflect revised terms and an accelerated payment plan. Under this revised agreement, $100,000 was paid immediately. Of the remaining amount, $230,000 was due in 23 monthly installments of $10,000 beginning in March 1996. Seven payments were made during 1996, totaling $70,000, leaving a balance of $160,000 due in monthly installments at December 31, 1996 of the balance due, $59,000 will be paid on behalf of Santiago to the State of California upon settlement of a tax dispute with the State; provided that if the amount of such settlement is less than $59,000, the amount to be paid by the Company will be reduced accordingly. In accordance with its payment terms, $40,000 of the $219,000 is classified as long term. All amounts due are non-interest bearing.


NOTE F - SHAREHOLDERS' EQUITY (DEFICIT)

During 1996, the Company issued 4,500,000 common shares out of treasury in settlement of a note payable of $45,000. (Note D)

During 1996, the Company recorded the issuance of 15,000,000 shares of common stock relating to the 1993 merger with Medbanc Data Corporation ("Medbanc"). In addition, the Company recorded the issuance of 1,800,000 shares of common stock relating to the 1995 acquisition of Santiago. As a result of this merger and acquisition, the Company was obligated to issue these additional shares as soon as the Company's shareholders approved the filing of amended articles of incorporation increasing the authorized shares from 50,000,000 to 100,000,000. The shareholders approved this change on June 18, 1996.


NOTE G - INCOME TAXES

A reconciliation  of the expected federal income tax expense  (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 1996 and 1995 is as follows:
                                                     1996               1995
                                                   ---------           ------
  Expected federal income tax provision (benefit) $ 134,412           $(234,889)
  State income taxes                                 17,790                   -
  Valuation allowance and other                    (152,202)            234,889
                                                   --------            --------
                                                  $       -           $       -
                                                   ========            ========

Deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                       1996              1995
                                                     --------           -------
  Current deferred tax asset                          71,171         $        -
  Current deferred tax liability                           -                  -
  Valuation allowance for current deferred tax asset (71,171)                 -
                                                     -------         ----------
             Net current deferred tax asset         $      -        $         -
                                                     =======         ==========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE G - INCOME TAXES - Continued
                                                     1996                1995
                                                  ----------           -------

  Non-current deferred tax asset                 $1,101,361           $ 703,799
  Non-current deferred tax liability               (183,228)            (17,639)
  Valuation allowance for non-current
    deferred tax asset                             (918,133)           (686,160)
                                                  ---------            --------

  Net non-current deferred tax asset             $        -           $       -
                                                  =========            ========

The current deferred tax asset results from reserve for accounts receivable which is not deductible for tax purposes until actually written off, and deferred revenues on service contracts which are recognized for tax purposes upon receipt. The non-current deferred tax liability results from software development charges capitalized for financial reporting purposes and deducted for federal income tax purposes. The non-current deferred tax asset results from differences in amortization of goodwill for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is not certain.

MB and PC3 generated net operating losses for financial reporting and Federal income tax reporting prior to their reorganization in 1993. (see Note A1). As of December 31, 1996, subject to limitations under Internal Revenue Code '382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not utilized. The net operating loss carry forward at December 31, 1996 amounts to $2,700,000 and will begin to expire in 2008 if not utilized.


NOTE H - RELATED PARTY TRANSACTIONS

Prior to and during the years ended December 31, 1996 and 1995, the Company received and repaid portions of advances from shareholders and officers. (Note
D)

During 1995, in order raise cash, notes receivable amounting to $104,484 were sold to a shareholder at a discount of approximately $29,000.


NOTE I - LEASE COMMITMENTS

The Company has two non-cancelable leases for office space. Future minimum payments under these leases and other equipment operating leases are payable as follows:

       Year Ended
      December 31,                                               Amount

          1997                                                   $121,973
          1998                                                    125,441
          1999                                                     56,672
                                                                  -------
                                                                 $304,086


Lease and rent expense under non-cancelable operating leases for 1996 and 1995 was $109,859 and $85,066, respectively.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company does not carry general liability or workman's compensation liability insurance for the corporate office in Arlington, Texas.

A claim has been made against SDS relating to alleged sexual harassment and unpaid overtime pay. As of the date of these financial statements, the potential amount of exposure to the Company should the claim have an unfavorable outcome cannot be estimated. If the outcome is unfavorable, the effect could be significant to the financial condition, operations and cash flows of the Company. The Company intends to vigorously defend itself in this matter.


NOTE K - STOCK OPTIONS AND WARRANTS

Non-qualified Stock Options
---------------------------
In March 1991, MB granted non-qualified stock options to purchase 515,000 shares of common stock to an officer, director, and shareholder of the Company. The options were exercisable at any time up to March, 1997. In October 1992, the Board of Directors of MB repriced these options to $.05 per share to reflect the current market value of the shares. Subsequent to December 31, 1996, options to purchase the 515,000 shares lapsed.

Other Stock Options
-------------------
Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan ("Plan") for key executives and employees. The Plan provides for 1,045,000 shares.

A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:


                                                   Other
                          Plan Options    Compensatory Option     Combined Total
                          ------------    -------------------     --------------
                                             Weighted                Weighted
                                              Average                 Average
                                             Exercise                Exercise
                          Options   Price    Options    Price         Options
                          -------   -----    -------   ------      -----------
Outstanding at 12/31/94   370,000   $.04    1,800,000   $.03        2,170,000
                          -------           ---------               ---------

Granted                    20,000   $.05            -      -           20,000
Exercised                       -      -            -      -                -
Forfeited                       -      -            -      -                -
                          -------          ----------    ---        ---------

Outstanding at 12/31/95   390,000   $.04    1,800,000   $.03        2,190,000
Granted                   475,000   $.06      600,000   $.15        1,075,000
Exercised                       -      -            -      -                -
Forfeited                       -      -            -      -                -
                          -------    ---   ----------    ---        ---------
Outstanding
 at 12/31/96              865,000   $.05    2,400,000   $.06        3,265,000
                          =======    ===   ==========    ===        =========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE K - STOCK OPTIONS AND WARRANTS - Continued

Other Stock Options - Continued

The fair value of options issued during 1996 and 1995 was $63,435 and $37, respectively.

The following table summarizes information about options outstanding at December 31, 1996 under the Plan:


                                        Options Outstanding                                     Options Exercisable
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price
---------------       -----------        ----------------       --------------           -----------       -----------------
$.02 - $.10             865,000                    3.9                 $.05               697,500                   $.05


The following table summarized information about the other compensatory stock options outstanding at December 31, 1996:


                                        Options Outstanding                                      Options Exercisable
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price

$.03 - $.15           2,400,000                    3.7                 $.06               1,800,000                 $.03


A summary of changes in the Company's non-compensatory options follows:


                                   Non-Compensatory           Weighted Average
                                    Options                    Exercise Price

Outstanding at 12/31/94                          -             $         -
                                      -------------             ----------

Granted                                          -             $         -
Exercised                                        -             $         -
Forfeited                                        -             $         -
                                      -------------             ----------
Outstanding at 12/31/95                          -             $         -

Granted                                    600,000             $       .42
Exercised                                        -             $         -
Forfeited                                        -             $         -
                                      -------------             ----------
Outstanding at 12/31/96                    600,000             $       .42
                                      ============              ==========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE K - STOCK OPTIONS AND WARRANTS - Continued

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory stock options plans. The options granted during 1996 and 1995 have exercise prices which approximate fair value, and accordingly, no compensation cost has been recognized for its incentive or other compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                    Years ended December 31,
                                                    -----------------------
                                                      1996            1995
                                                      ----            ----
Net Income (Loss)                  As reported      $395,330      $(690,487)
                                   Pro forma        $331,895      $(690,524)

Net Income (Loss) per share        As reported      $   0.01      $   (0.01)
                                   Pro forma        $   0.01      $   (0.01)

Of the 3,265,000 outstanding incentive stock options at December 31, 1996, 2,497,500 options are fully vested at December 31, 1996 and 767,500 options vest in 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1996 and 1995; dividend yield of 0%, expected volatility of 29.55%, risk free interest rates ranging from 5.77% to 6.41% over a 5 year period, and an expected life of 3 years.

Stock Warrants

In connection with issuance of common shares for cash during 1996, 1,000,000 warrants to purchase common shares were issued. The warrants have an exercise price of $.35 per share and expire December 31, 2001 if not exercised.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, notes receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE M - BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two principal business segments: medical receivables and software and maintenance sales. Summarized financial information by significant business segments as of and for the years ended December 31, 1996 and 1995 is as follows:

                                                1996                    1995
                                             ----------               --------
Revenues:
  Medical receivables                           211,864            $    100,064
  Software and maintenance sales              2,461,562                 639,644
  Other                                         313,482                  14,444
                                              ---------             ------------
                                             $2,986,908            $    754,152
                                              =========              ===========

Operating income (loss):
  Medical receivables                        $   30,312            $   (531,262)
  Software and maintenance sales                194,458                (262,382)
  Corporate                                      (1,376)                      -
                                              ---------             -----------
                                             $  223,394            $   (793,644)
                                              =========             ===========

Total assets:
  Software and maintenance sales            $ 1,505,624            $  1,098,732
  Corporate                                     359,063                  47,142
                                             ----------             -----------
                                            $ 1,864,687            $  1,145,874
                                             ==========             ===========

Depreciation and amortization:
  Software and maintenance sales           $    205,768            $    107,191
  Corporate                                       7,910                  22,276
                                            -----------             -----------
                                           $    213,678            $    129,467
                                            ===========             ===========

Capital expenditures:
  Software and maintenance sales           $    484,304            $     55,750
  Corporate                                       5,308                   3,227
                                            -----------             -----------
                                           $    489,612            $     58,977
                                            ===========             ===========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
               (Formerly INAV Travel Corporation and Subsidiaries)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE N - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

Significant fourth quarter adjustments amounting to $16,480 (net of income taxes of $0) were recorded as follows:

     Depreciation expense                                            $   80,688
     Amortization expense                                               105,936
     Capitalized software development costs                            (203,104)
                                                                        --------
                                                                        (16,480)
     Less: Income tax effect                                                   -
         Fourth quarter adjustments, net                              $ (16,480)
                                                                        ========


NOTE O - SUBSEQUENT EVENTS

Effective February 1, the Company acquired substantially all of the assets and assumed certain liabilities of Color Country Express, Inc. for a total purchase price of $25,000 plus liabilities assumed.

Effective February 6, 1997, the Company acquired all of the outstanding stock of Oak Tree Receivables, Inc., a Florida corporation, and certain assets of Acorn CORF I, Inc. ("Acorn") and Riverside CORF, Inc. ("Riverside"). The Company also assumed certain liabilities of Acorn and Riverside. The total purchase price for the stock and assets was $200,000 plus liabilities assumed.

The Company issued 600,000 warrants to purchase common shares in connection with financing obtained from a third party in 1997. The warrants have an exercise price of $.20 and expire January 28, 1999 if not exercised.