Form 10QSB
period 1997-03-31
MB SOFTWARE CORP
filed 1997-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997
                                                 --------------

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


As of March 31, 1997, 67,885,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes  [   ]                       No  [ X  ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 1997


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                 PAGE NUMBER

        Item 1  -  Financial Statements

             Consolidated Balance Sheet
             March 31, 1997 (Unaudited)                               3-4

             Consolidated Statements of Operations  -
             for the Three Months ended March 31, 1997
             (Unaudited)                                               5

             Consolidated Statements of Cash Flows
             for the Three Months ended March 31, 1997
             (Unaudited)                                               6

             Notes to Consolidated Financial Statements                7

        Item 2  -  Management's Discussion
        and Analysis of Financial Condition and
        Results of Operations                                         7-8

PART II - OTHER  INFORMATION


        Item 5  -  Other Information                                   9


        Item 6  -  Exhibits, Financial Statement Schedules
        and Reports on Form 8-K                                        9

SIGNATURES                                                             9

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997


                                     ASSETS


                                                   MARCH, 31      DECEMBER,31

                                                     1997             1996
                                                 -------------    --------------
CURRENT ASSETS
       Cash                                    $      297,607   $       196,653
       Trade accounts receivable                    2,751,930           345,452
       Less Allowance for Bad Debt                   (104,775)          (33,487)
       Notes receivable                               266,552            10,000
      Commissions Receivable                            6,000                 -
      Deposits                                         18,645           18,488
      Prepaid Expenses                                 19,833           19,883
                                                 -------------    --------------
                    Total current assets           3,255,792           556,989
                                                 -------------    --------------

PROPERTY AND EQUIPMENT, NET                          182,335            63,349
                                                 -------------    --------------

OTHER ASSETS
       Goodwill                                      823,625           850,109
       Software development costs                    428,979           394,240
                                                 -------------    --------------

                    Total other assets             1,434,939         1,307,698
                                                 -------------    --------------

                                              $    4,690,731  $      1,864,687
                                                 =============    ==============


                                  - Continued -

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                              March 31, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                 March 31,       December 31,

                                                                                   1997              1996
                                                                              ---------------   ---------------
CURRENT LIABILITIES
       Notes Payable                                                        $        661,699 $         242,029
       Accounts payable                                                              187,162           149,741
       Accrued liabilities                                                           157,812           101,382
       Advance on medical receivables                                              2,069,113               -
       Other liabilities                                                             157,999           179,000
       Other                                                                            3,872              -
       Deferred revenue                                                              122,983           159,026
                                                                              ---------------   ---------------
                    Total current liabilities                                      3,360,641           831,178

LONG TERM LIABILITIES
      Note Payable                                                                 1,348,932         1,283,808
      Other Liabilities                                                               40,000            40,000

                                                                              ---------------   ---------------
                   Total long term liabilities                                     1,388,932         1,323,808
SHAREHOLDERS' EQUITY
       Common stock .001 par value;100,000,000 shares
          authorized; 67,885,000  shares issued                                       67,885            67,885
       Additional paid-in capital                                                    810,320           810,322
       Retained Earnings (deficit)                                                (1,156,467)       (1,156,467)
       Treasury stock, at cost;409,577shares                                         (12,039)          (12,039)
       Net Earnings                                                                  231,459               -
                                                                              ---------------   ---------------
                    Total shareholders' equity (deficit)                             (58,842)         (290,299)
                                                                              ---------------   ---------------

                                                                            $      4,690,731  $      1,864,687
                                                                              ===============   ===============

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months               Three Months
                                        Ended 3/31/97             Ended 3/31/96
REVENUES
       Service fee & broker income             7,518       $               1,816
       Consulting Fees                        23,610                          -
       Software & maintenance sales          425,826                     603,099
       Other income                            4,514                      30,008
       Medical income                        705,852                          -
                                       -------------              --------------

               Total revenues              1,167,320                     634,923

COST OF REVENUES
       Cost of service & broker fees               -                          -
       Cost of software & maintenance        136,416                     102,839
       Cost of services                        8,706
                                       -------------              --------------
               Total cost of revenues        145,122                     102,839
                                       -------------              --------------

GROSS PROFIT                               1,022,198                     532,084
                                       -------------              --------------
OPERATING EXPENSES
       Selling, general & administrative     708,331                     429,839
       Depreciation and amortization          56,981                       5,616
                                       -------------              --------------

               Total operating expenses      765,312                     435,455
                                       -------------              --------------

INCOME FROM OPERATIONS                       256,886                      96,629

OTHER INCOME (EXPENSES)
       Interest income(expense), net          25,181                     (1,038)
       Other, net                                246                     (2,211)
                                       -------------              --------------

          Total other income
             (expense), net                   25,427                     (3,249)
                                       -------------              --------------

NET INCOME BEFORE TAXES                      231,459                      93,379
                                       -------------              --------------

PROVISION FOR  INCOME TAXES                        -                          -

NET PROFIT                      $            231,459        $             93,379
                                       =============              ==============

  Income per weighted-average
     common share                           0                           0
                                       =============              ==============

  Weighted-average common
     shares outstanding                       67,885                      49,815
                                       =============              ==============

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months         Three Months
                                                                   ended Mar. 31,       ended Mar. 31,
                                                                        1997                 1996
                                                                        ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income(Loss) for the period                          $      231,459         $     93,379
       Adjustments to reconcile net income(loss) to net
        cash used by operating activities:
                    Depreciation                                        56,981                5,616
                    Gain on debt extinguishment
                    Gain from reduction of liabilities                  (8,579)
                    Change in allowance for doubtful accounts          (71,288)
                    Changes in assets and liabilities, net of
                     effects of acquisition and disposition
                          Trade accounts receivable                 (2,439,965)             (61,793)
                          Advances on medical receivable            l2,069,113
                          Commission receivable                          6,000
                          Prepaid expenses and other                       (50)
                          Deposits                                         157                 (700)
                          Accounts payable and accrued liabities       (85,821)             (72,345)
                          Other liabilities -related parties           (21,001)             350,033
                          Deferred revenues                            (36,043)              48,722
                          Other                                          3,872                1,034
                                                                  ------------          -----------

Net cash used by operating activities                                 (295,165)             363,946
                                                                  ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                             (118,986)              (4,725)
      Software development costs capitalized                           (45,792)             (38,279)
       Collections on notes receivable                                  26,631               (9,000)
       Advances on notes receivable                                   (212,038)
                                                                  ------------

Net cash provided (used) by investing activities                      (350,185)             (52,004)
                                                                  ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on notes payable                              (18,845)            (159,246)
      Proceeds from notes payable                                      425,000              454,000
      Payment on other liabilities - related parties
      Change in cash overdraft                                                              (14,277)
      Proceeds from common stock issuance                                                    45,000
      Treasury Stock                                                (1,152,459)
                                                                  ------------          -----------

Net cash provided by financing activities                             (746,304)             325,477
                                                                  ------------          -----------

INCREASE / (DECREASE) IN CASH                                          100,954              (13,535)
                                                                  ------------

 Cash at beginning of period                                           196,653               36,535

  Cash at end of period                                         $      297,607        $      23,000
                                                                  ============          ===========

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest                 $       25,181        $       1,038
                                                                  ============          ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

       Issuance of treassury stock in settlement of note payable                              45000



                             MB SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.       BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes the disclosures herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the most recent financial statements of MB Software Corporation included in the Company's report on Form 10-KSB for the year ended December 31, 1996.

The interim financial information included herein is unaudited; however it reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
MB Software Corporation has begun to strengthen its position in healthcare through application of a strategy to augment and leverage its core business. In the quarter ended March 31, 1997, the Company maintained its market-share with its current customer install base of 3,500 users comprised of physicians, dentists and chiropractors, with over 2,350 physical installs.

The Company has embarked on its 1997 Strategic Plan, which calls for even greater concentration and quality of customer service within its core business, Santiago SDS, Inc., building Santiago's revenue stream in two untapped areas - Electronic Media Claims (EMC) and electronically prepared physician billing statements. Combined, those elements of business represent significant upside revenue potential, which could add revenues without a corresponding offset in operating expense. While introduction of the Company's Windows-95 version of OneClaim Plus continues to prove its ease of use and efficacy in multiple disciplines of physician, dental and chiropractic practice management in the healthcare marketplace, the Company also recognizes that incremental growth must be achieved through acquisition of compatible and complementary companies. Such growth strategy was successfully implemented during the quarter ended March 31, 1997, wherein two acquisitions were accomplished. Both going concerns were transitioned into the Company's Strategic Plan without major capitalization or restructuring. Both acquisitions, Color Country Health Express, Inc. and North Florida Physical Medicine Associates remain ahead of plan in terms of financial and operational improvement.

Results of Operations

This section discusses the operational results of the Company and its subsidiaries for the quarterly period ended March 31, 1997. Since January 1, 1997, the Company has been able to exceed its goals in terms of acquisitions, operating improvement and overall profitability. During the quarterly period, MB Software acquired the assets and specific liabilities of two (2) going concerns:

     o Color Country Health Express, Inc., a Utah-based medical facility comprised of three (3) locations. This acquisition occurred in January.

     o North Florida Physical Medicine Associates, formerly First Coast Physical Medicine, a Florida-based physical medicine and medical facility with two locations.

In the quarterly period ended March 31, 1997, revenues from the consolidated entities improved to $1,167,320, an increase of 84% over the $634,922 reported for the same period in 1996. Revenues were generated from software sales, medical and physical medicine services, and claim servicing fees. This was the fifth consecutive quarter of increased revenues for the Company.

Operating expenses again increased at a decreasing rate when measured against the revenue growth for the quarter. Actual operating expenses for the March 31, 1997 quarter were $765,312, 65% of revenues, compared to $435,455, which were 69% of revenues for the quarter ended March 31, 1996. This cost containment and decrease were noteworthy when measured against a higher than normal non-recurring administrative costs associated with the acquisition of the two target entities.

Total current liabilities for the period ended March 31, 1997 reflected $3,360,641. For the same period in 1996, total current liabilities were $935,672.

The Company's Management continues to fulfill its Strategic Plan which calls for profitability in all operating arms of the Company, acquisition of carefully measured medical targets that are complimentary to its core software business and aggressive cost containment. The Company demonstrated continued profitability through strong operational results and exceeded its revenue targets. Additionally, Management has developed a focus to contain debt and quickly move to reduce financial obligations associated with the consolidations.

The company continues to pursue its strategy of forming alliances with major healthcare entities that share common strategies. One such alliance was effected with Envoy-NEIC in March, 1997. The company plans to leverage distribution of software through existing channels and build critical mass of claim volume through the combined efforts of allianced companies, thereby creating a win-win situation that benefits the healthcare industry as a whole.

Liquidity and Capital Resources

As of March 31, 1997, the Company had total assets of $4,690,731, an increase of 278% over the quarter ended March 31, 1996 which reflected total assets of $1,238,319. Net working capital improved to ($104,849) for the quarter ended March 31, 1997 over ($782,091) for the same period March 31, 1996.

PART II  -  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits - All exhibits are incorporated by reference from prior filings with the Commission.

Financial Statements  -  See Item 1 for financial statements filed with this
--------------------
report.

Reports on Form 8-K  -  Original 8-K was filed Feb. 6, 1997 and an Amendment
-------------------
No.1 was filed April 4, 1997


--------------------------------------------------------------------------------


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MB SOFTWARE CORPORATION



Date: May 14, 1997                        /s/ Scott A. Haire
                                        ----------------------
                                        Scott A.  Haire, Chairman of the Board,
                                        Chief Executive Officer and President
                                        (Principal Financial Officer)