Form 10QSB
period 1997-06-30
MB SOFTWARE CORP
filed 1997-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended: June 30, 1997

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

                                Yes [ X ] No [ ]


As of June 30, 1997, 67,885,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                                Yes [ ] No [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                           Quarter Ended June 30, 1997


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                   PAGE NUMBER

  Item 1  -  Financial Statements

     Consolidated Balance Sheet
     June 30, 1997 (Unaudited)                                          3-4

     Consolidated Statements of Operations
     for the Six Months and Three Months
     ended June 30, 1997 and 1996 (Unaudited)                            5

     Consolidated Statements of Cash Flows
     for the Six Months ended June 30, 1997
     (Unaudited)                                                         6

     Notes to Consolidated Financial Statements                          7

  Item 2 - Management's Discussion
  and Analysis of Financial Condition and
  Results of Operations                                                 7-9

PART II - OTHER  INFORMATION

  Item 5 - Other Information                                             9

  Item 6  -  Exhibits, Financial Statement
  Schedules and Reports on Form 8-K                                     9-10

SIGNATURES                                                               10

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997


                                     ASSETS

                                                           JUNE      DECEMBER
                                                           1997        1996
CURRENT ASSETS
       Cash                                            $1,119,025    $196,653
       Trade accounts receivable                        3,136,549     345,452
       Less allowance for bad debt                       ( 80,381)   ( 33,487)
       Notes receivable                                   129,542      10,000
       Commissions receivable                              61,452           -
       Deposits                                            18,645      18,488
       Prepaid expenses                                    22,155      19,883
                                                      -----------   ---------
                    Total current assets                4,406,987     556,989
                                                      -----------   ---------

PROPERTY AND EQUIPMENT, NET                               303,336      63,349
                                                      -----------   ---------

OTHER ASSETS
       Goodwill                                           812,316     850,109
       Software development costs                         445,199     394,240
                                                      -----------   ---------
                    Total other assets                  1,257,515   1,244,349
                                                      -----------   ---------

                                                       $5,967,838  $1,864,687
                                                      ===========   =========

                        - Continued -

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          JUNE       DECEMBER
                                                          1997         1996
CURRENT LIABILITIES
       Notes payable                                   $3,863,815   $  242,029
       Accounts payable                                   286,507      149,741
       Accrued liabilities                                122,864      101,382
       Other liabilities                                  109,000      179,000
       Other                                                2,452
       Deferred revenue                                    93,472      159,026
                                                      -----------   ----------
                Total current liabilities               4,478,110      831,178

LONG TERM LIABILITIES
      Note payable                                      1,347,866    1,283,808
      Other liabilities                                    40,000       40,000
                                                      -----------   ----------
            Total long term liabilities                 1,387,866    1,323,808

SHAREHOLDERS' EQUITY
       Common stock .001 par value;100,000,000 shares
          authorized; 67,885,000 shares issued             67,885       67,885
       Additional paid-in capital                         810,322      810,322
       Retained earnings (deficit)                     (1,156,467)  (1,156,467)
       Treasury stock, at cost;409,577                    (12,039)  (   12,039)
       Net earnings                                       392,161
                                                      -----------   ----------
            Total shareholders' equity (deficit)          101,862     (290,299)
                                                      -----------   ----------
                                                       $5,967,838   $1,864,687

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  June 30, 1997
                                  (UNAUDITED)

REVENUES
    Service fee & broker income              $    4,983       $  34,027       $   12,501      $    35,843
    Consulting fees                              30,000                           53,610
    Software & maintenance sales                384,407         683,599          810,871        1,286,698
    Medical Income                              838,261                        1,543,952
    Other income                                     27         219,992            4,541          250,000
                                             ----------       ---------       ----------      -----------
         Total revenues                       1,257,678         937,618        2,425,476        1,572,541

COST OF REVENUES
    Cost of service & broker fees                                 2,548                             2,548
    Cost of software & maintenance              157,592          82,617          302,042          185,456
    Cost of medical services                     27,942                           37,349
                                             ----------       ---------       ----------      -----------
          Total cost of revenues                185,534          85,165          339,390          188,004
                                             ----------       ---------       ----------      -----------
GROSS PROFIT                                  1,072,144         852,453        2,086,086        1,384,537

OPERATING EXPENSES
    Selling, general & administrative           831,334         565,515        1,557,369          995,354
    Depreciation and amortization                80,701           4,646          139,928           10,262
                                             ----------       ---------       ----------      -----------
          Total operating expenses              912,035         570,161        1,697,297        1,005,616

                                             ----------       ---------       ----------      -----------
INCOME FROM OPERATIONS                          160,109         282,292          388,789          378,921

OTHER INCOME (EXPENSES)
    Interest income, net                          ( 631)        ( 7,409)         ( 3,675)           8,445
    Other, net                                    ( 252)       ( 13,743)             302           15,954
                                              ----------       ---------       ---------      -----------
          Total other income, net                 ( 883)       ( 21,150)         ( 3,372)          24,399

                                              ----------       ---------       ---------      -----------
NET INCOME BEFORE TAXES                         159,225         261,142          392,161          354,522
                                              ----------       ---------       ---------      -----------
PROVISION FOR INCOME TAXES

NET INCOME                                    $ 159,225         261,142          392,161          354,522
                                              ==========       ========        =========      ===========
  Income per weighted-average common share    $   0.002           0.005            0.006            0.007
                                              ==========       ========       ==========      ===========
  Weighted-average common shares outstanding  67,885,000     49,485,000       67,885,000       49,485,000
                                              ==========       ========       ==========      ===========


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  SIX MONTHS                SIX MONTHS
                                                                ENDED 06/30/97            ENDED 06/30/96
                                                                     1997                      1996
                                                               ----------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income(Loss) for the period                         $        392,161         $         354,522
       Adjustments to reconcile net income(loss) to net
        cash used by operating activities:
                    Depreciation                                        139,928                    13,163
                    Amortization                                         37,793
                    Gain on debt extinguis                             (115,102)
                    Bad debt expense                                     26,267
                    Change in allowance for doubtful accounts            46,894
                    Changes in assets and liabilities:
                          Trade accounts receivable                 ( 2,824,584)                ( 144,283)
                          Advances                                                                 (1,125)
                          Commissions Receivable                        (61,452)
                          Prepaid expenses and other                     (2,273)                   (4,500)
                          Deposits                                         (157)                     (700)
                          Accounts payable                              136,766                    73,086
                          Accrued liabilities                            21,482                   (55,371)
                          Other liabilities                             (70,000)                  364,266
                          Deferred revenues                             (65,554)                   79,283
                          Other                                          25,872                    (6,812)
                                                               ----------------        ------------------

Net cash used by operating activities                                (2,311,958)                  671,529

CASH FLOWS FROM INVESTING ACTIVITIES
      Disposal (Purchase) of property and equipment                    (239,987)                   (8,565)
      Software development costs capitalized                            (50,959)                  (71,032)
      Advances  on notes receivable                                    (119,542)                  (21,052)
                                                               ----------------        ------------------
Net cash uesd by investing activities                                  (410,489)                 (100,649)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable                                         (76,134)                  764,600
      Increase in notes payable                                       3,720,953                  (350,411)
      Increase (decrease) in cash overdraft                                                        29,616
      Purchase of treasury stock                                                                   45,000
                                                               ----------------        ------------------

Net cash provided by financing activities                             3,644,819                   488,805

INCREASE / (DECREASE) IN CASH                                           922,372                    82,075
                                                               ----------------        ------------------

 Cash at beginning of period                                            196,653                    36,535

 Cash at end of period                                          $     1,119,025         $         118,610
                                                               ================        ==================

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest                 $         3,675         $           8,451

                                                                ================        ==================

                             MB SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

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

The interim financial information included herein is unaudited; however it reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company
MB Software Corporation took a major step forward and unfolded the next phase of its 1997 Strategic Plan by consolidating areas within its three operating companies, thereby positioning them for long term benefits to derive greater economies of scale and improved productivity.

The Company's primary focus continued to be the acquisition of companies that provide reciprocal benefit and distribution channels for its software products while currently increasing corporate asset value and developing greater market share and critical mass for specific products and services.

Each operating company installed common practice management systems, consolidated workflow processes and reporting mechanisms to facilitate operational control and pinpoint areas where performance correction may be indicated.

The Company continued to perform in accordance with it targets for the year; however, for the quarter ended June 30, 1997, a steeper than anticipated expense curve occurred from consolidation of Company functions which softened profit margins, although the quarter still remained profitable. In each operating arm, the Company realigned management, streamlined or downsized staff, reduced fixed cost and explored expansion plans.

Santiago SDS, Inc. continued to sharpen its focus within the physician practice management market through restructuring of marketing campaigns to offer a more-defined, yet cost-competitive, state-of-the-art product. Santiago SDS, Inc., in response to evolving market trends, continued to enhance product capability and customer appeal, yet minimize product cost increases. In the quarter ended June 30, 1997, Santiago SDS, Inc. maintained market share within this highly competitive market segment through corporate extension of new markets for its products and services. Strategies for 1997 remained on target with financial and scheduling projections.

Color Country Health Express, Inc. continued to exceed expectations and continued to explore expansion of its satellite locations within its market by maximization of existing, yet untapped, capacity without major demands for capital or staff. Anticipated seasonal downturns in revenue were measured and staffing levels adjusted to reduce controllable costs and protect profit margins.

Intercoastal Rehabilitation, Inc. achieved positive results after substantial realignment of staff and systems to position it for needed efficiencies and improved productivity. The streamlined entity, with clearer operational focus, continued to ramp up results, albeit after a longer period than planned.


Results of Operations

This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended June 30, 1997.

In the quarter ended June 30, 1997, revenues from the consolidated entities rose to $1,257,678, an increase of 34% over the $937,618 reported for the same period in 1996. The year to date revenue for 1997 of $2,425,476 represents an increase of 54% over the revenue in the same period in 1996 of $1,572,541. This trend continues to show strong revenue growth and it represents the sixth continued quarter of increased revenues for the Company.

Cost of revenues and operating expenses for the quarter ended June 30, 1997 were $185,514 and $912,035 respectively. This is an increase of 118% over the cost of revenues of $85,165 and an increase of 60% over operating expenses of $570,161 for the same period in 1996. Year to date 1997 cost or revenues plus operating expenses approximate 84% of total revenue. This 14% increase over the prior year is primarily due to increased expenses incurred with the restructuring of Santiago SDS, Inc.'s marketing plan, reduced sales while refocusing that marketing campaign, and miscellaneous unanticipated additional expenses related to the Florida acquisition and operational improvements.

Total assets increased to $5,967,838. This increase from December 31, 1996 is largely attributable to the increase in receivables via increased revenue in 1997. The nature of revenues generated from the subsidiaries acquired during 1997 lends themselves to larger receivables balances. Additionally, an influx of $1,000,000 of cash occurred near the end of the quarter. This represents a short-term note payable.

Total liabilities increased to $5,865,976 from the December 31, 1996 balance of $2,157,986. The escalation of liabilities was largely due to the $1,000,000 short-term note mentioned above, debt assumed with acquisitions, and debt incurred through normal operations.

Liquidity and Capital Resources

As of June 30, 1997, the Company had total assets of $5,967,838 with current assets of $4,406,987, property and equipment $303,336 and other assets totaling $1,257,515. Total current liabilities at June 30, 1997 were $4,478,110 with total long-term liabilities equaling $1,387,866. Loans to the Company by certain of its officers, directors and shareholders totaled to $2,744,430. Net working capital at the end of the period was ($71,123), an improvement from the quarter ended March 31, 1997 which net working capital equaled ($104,849).

The Company is actively engaging in acquisitions of complementary companies, development of software products, and developing greater market share for specific products and services. It is impossible to predict what impact, if any, the above will have on the operating results of the Company. The Company will attempt to enhance cash flows from operations through sales efforts and operating efficiencies and in addition, may attempt to seek financing opportunities to obtain funds in 1997 as necessary to continue the development of the Company, its programs and strategic acquisitions. However, there can be no assurance that the Company will produce additional revenue or profits from these efforts. The Company intends to continue its growth by new acquisitions, adding customers and catering to existing customers as well as aggressively marketing new products and services.

PART II  -  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company and Imagine, Inc. ("Imagine") announced on August 5, 1997, that they had formed Healthcare Innovations, a limited liability company ("HI") for the purposes of acquiring and operating healthcare businesses. Imagine is a subsidiary of Stone Investments, which in turn is a subsidiary of Stone Capital, a company with over $3 billion in assets. The Company will own a 51% common equity interest in HI and Imagine will own a 49% common equity interest. In addition, each of the Company and Imagine will own preferred interests in HI designed to return their respective investments, plus a 10% return, over a three year period.

For its interest, the Company contributed to HI its existing healthcare businesses, consisting of two rehabilitation clinics in Jacksonville, Florida and a Utah-based nurse practitioner business. The Company will also serve as operator of HI, for which it will receive a management fee. For its interest, Imagine contributed to HI the sum of $2,000,000, $900,000 of which was used to repay debt assumed in connection with the purchase of the Jacksonville facilities, and the remainder of which will be used to fund capital requirements of the businesses and future acquisitions. The $900,000 loan repayment was accomplished by a $1,000,000 loan from Imagine, through the Company, to Oak Tree Receivables, Inc., which then repaid the loan with the cash and certain of its receivables. The remaining $100,000 was used to repay obligations of the Jacksonville facilities incurred in the ordinary course of business. Oak Tree Receivables was contributed to HI by the Company, and the $1,000,000 note was contributed to HI by Imagine as part of its $2,000,000 contribution.

Also in connection with the formation of HI, Imagine loaned the Company $500,000 for use in its Santiago operations. The loan bears interest at a rate of 10% and is due on August 1, 2000. As security for the loan, the Company pledged all of its stock of Santiago to Imagine and Robert T. Shaw, a shareholder of the Company who had previously acquired a security interest in the Santiago stock, consented to the pledge. In addition, a key part of the relationship between Imagine and the Company is a funding arrangement whereby Imagine and its affiliates will provide capital to HI through loan and equity arrangements in order for HI to purchase healthcare businesses. The terms of such arrangements are to be negotiated.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SHCEDULES AND REPORTS ON FORM 8-K

Exhibits

10.1 Operating Agreement dated as of August 1, 1997 for Healthcare Innovations, LLC (*)

10.2 LLC Preorganizational Agreement dated as of August 1, 1997 among the Company, HI and Imagine (*)

10.3  Services Agreement dated as of August 1, 1997 between HI and the
      Company (*)

10.4 Promissory Note dated as of August 1, 1997 in the principal amount of $500,000 executed by the Company as maker in favor of Imagine (*)

10.5 Amended and Restated Pledge Agreement dated as of August 1, 1997 among the Company, Imagine and Robert T. Shaw (*)

(*) To be filed by amendment


Financial Statements  -  See Item 1 for financial statements filed with this
--------------------     report.

Reports on Form 8-K  - Original 8-K was filed on February 6, 1997 and an
-------------------    Amendment No. 1 was filed April 4, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MB SOFTWARE CORPORATION



Date:  August 15, 1997         /s/ Scott A. Haire
                               ----------------------
                               Scott A.  Haire, Chairman of the Board,
                               Chief Executive Officer and President
                               (Principal Financial Officer)