Form 10QSB
period 1997-09-30
MB SOFTWARE CORP
filed 1997-11-18
CIK 714256

Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                             MB SOFTWARE CORPORATION


           Colorado                                             59-2219994
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

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


As of September 30, 1997, 68,033,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes   [ ]               No   [X]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                        Quarter Ended September 30, 1997


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                    PAGE NUMBER

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                September 30, 1997 (Unaudited) and December 31, 1996 (Audited)         3-4

                Consolidated Statements of  Cash Flow
                for the Nine Months ended September 30, 1997 (Unaudited
                and  December 31,1996   (Audited)                                        5

                Consolidated Statements of Operations
                for the Nine Months and Three Months ended  September 30, 1997)
                and September 1996 (Unaudited)                                           6

                Notes to Consolidated Financial Statements                               7

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition or Plan of Operation
                                                                                        7-9

PART II - OTHER  INFORMATION



           Item 6  -  Exhibits, Financial Statement Schedules                            9
           and Reports on Form 8-K





SIGNATURES                                                                               10

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997

                                     ASSETS

                                                    September 30,   December 31,
                                                          1997           1996
                                                    -----------     -----------

CURRENT ASSETS
       Cash                                         $   855,307    $   196,653
       Trade accounts receivable                      2,823,954        345,452
       Less allowance for bad debt                      (54,999)       (33,487)
       Notes receivable                                 533,333         10,000
       Commissions receivable                            62,546           --
       Deposits                                          29,413         18,488
       Prepaid  Expenses                                164,575         19,883
                                                    -----------    -----------
                    Total current assets              4,414,129        556,989
                                                    -----------    -----------


PROPERTY AND EQUIPMENT, NET                             627,690         63,349
                                                    -----------    -----------


OTHER ASSETS
       Goodwill                                         845,866        850,109
       Software development costs                       439,326        394,240
                                                    -----------    -----------
                    Total other assets                1,285,192      1,244,349
                                                    -----------    -----------

                                                    $ 6,327,011    $ 1,864,687
                                                    ===========    ===========









                                   Continued


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (continued)
                               September 30, 1997

                                  LIABILITIES


                                                                   September 30,   December 31,
                                                                       1997            1996
                                                                    -----------    -----------
CURRENT LIABILITIES
       Notes Payable                                                  1,154,051        242,029
       Accounts payable                                                 704,590        149,741
       Accrued liabilities                                              314,303        101,382
       Other liabilities                                                246,297        179,000
       Deferred revenues                                                 73,500        159,026
                                                                    -----------    -----------
              Total current liabilities                               2,492,741        831,178
                                                                    -----------    -----------

LONG TERM LIABILITIES
      Note Payable                                                    1,830,249      1,283,808
      Other liabilities                                                  40,000         40,000
                                                                    -----------    -----------
         Total long term liabilities                                  1,870,249      1,323,808
                                                                    -----------    -----------

TOTAL LIABILITIES                                                     4,362,990      2,154,986
                                                                    -----------    -----------

MINORITY INTEREST IN SUBSIDIARY                                          (5,016)          --
                                                                    -----------    -----------

SHAREHOLDERS' EQUITY
       Common stock .001 par value; 100,000,000 shares
          authorized; 68,033,000 shares issued                           68,033         67,885
       Additional paid-in capital                                     2,825,047        810,322
       Retained Earnings (deficit)                                   (1,356,752)    (1,156,467)
       Treasury stock, at cost; and 409,577 shares                      (12,039)       (12,039)
       Net Earnings                                                     444,748
                                                                    -----------    -----------
                    Total shareholders' equity (deficit)              1,969,037       (290,299)
                                                                    -----------    -----------

                                                                    $ 6,327,011    $ 1,864,687
                                                                    ===========    ===========



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30, 1997


                                                                      September 30,   September 30,
                                                                         1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES                                  ------------    ------------
       Net Income(Loss) for the period                                 $   444,748    $   460,017
       Adjustments to reconcile net income(loss) to net
        cash used by operating activities:
                    Depreciation                                           222,076         13,163
                    Gain on debt extinguishment                           (118,192)
                    Bad debt expense                                        28,040
      Changes in assets and liabilities
                          Trade accounts receivable                     (2,478,502)      (150,876)
                          Change in allowance for doubtfull accounts        21,512           --
                          Advances                                         (44,652)
                          Commissions Receivable                           (62,546)          --
                          Prepaid expenses and other                      (144,693)       (16,064)
                          Deposits                                         (10,925)          (700)
                          Accounts payable                                 554,849          8,180
                          Accrued Liabilities                              212,921         32,370
                          Other Liabilities                                 67,296        408,081
                          Deferred revenues                                (85,526)        28,103
                         Increase (decrease) in minority interest           (5,016)          --
                          Other                                           (131,924)          --
                                                                       -----------    -----------
Net cash used by operating activities                                   (1,485,882)       737,622


CASH FLOWS FROM INVESTING ACTIVITIES
      Disposal (Purchase) of property and equipment                       (560,097)       (20,466)
      Software development costs capitalized                               (45,086)      (177,042)
      Advances on notes receivable                                        (523,333)          --
                                                                       -----------    -----------
Net cash provided (used) by investing activities                        (1,128,516)      (197,508)


CASH FLOWS FROM FINANCING ACTIVITIES
      Principle payments on notes payable                               (2,012,104)       790,949
      Increase in notes payable                                          3,470,567       (350,446)
      Increase (decrease) in cash overdraft                                   --           29,616
      Common Stock                                                             148        (17,400)
      Paid in Capital                                                    2,014,726         17,402
                                                                                         (200,285)
      Purchase of treasury stock                                              --          (45,000)
                                                                       -----------    -----------
Net cash provided by financing activities                                3,273,052        425,121

INCREASE / (DECREASE) IN CASH                                              658,654        114,993
                                                                       -----------    -----------

 Cash at beginning of period                                               196,653         36,535

  Cash at end of period                                                $   855,307    $   151,529
                                                                       ===========    ===========



SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest                        $   153,580    $      --
                                                                       ===========    ===========


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               September 30, 1997



                                                   THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                    ENDED 9-30-97        ENDED 9-30-96       ENDED 9-30-97        ENDED 9-30-96
                                                    -------------        -------------       -------------        -------------
  REVENUES
    Service fee & broker income                      $-                       119,190                    -              404,026
    Commission Income                                       2,421                   -               68,533                    -
    Softwaree & maintenance sales                         757,366             558,344            1,568,237            1,845,042
    Other income                                          146,719                   -              146,746                1,008
    Medical income                                      1,183,405                   -            2,727,518                    -
                                                     ------------       -------------        -------------        -------------
      Total revenues                                    2,089,911             677,534            4,511,034            2,250,076
                                                     -------------      -------------        -------------        -------------

  COST OF REVENUES
    Cost of service & broker fees                           2,000                   -                2,000                2,548
    Cost of software & maintenance                        192,990             140,769              495,032              326,226
    Cost of services medical                               37,181                   -               74,530                    -
                                                    -------------       -------------        -------------        -------------
        Total cost of revenues                            232,171             140,769              571,562              328,774

  GROSS PROFIT                                          1,857,740             536,765            3,939,472            1,921,302
                                                    -------------       -------------        -------------        -------------

  OPERATING EXPENSES
    Selling, general & administrative                   1,614,415             433,944            3,226,354            1,429,299
    Depreciation and amortization                          82,149                   -              222,076               10,262
                                                    -------------       -------------        -------------        -------------
       Total operating expenses                         1,696,564             433,944            3,448,430            1,439,561
                                                    -------------       -------------        -------------        -------------

 INCOME FROM OPERATIONS                                   161,176             102,821              491,042              481,741
                                                    -------------       -------------        -------------        -------------

 OTHER INCOME (EXPENSES)
   Interest (income) expense, net                          44,184               (792)              153,580                (797)
   Other                                                   66,222             (1,883)            (102,270)               22,521
   Fines and settlements                                    5,000                   -                    -                    -
                                                    -------------       -------------        -------------        -------------
      Total other (income) expense, net                   115,406             (2,675)               51,310               21,724
                                                    -------------       -------------        -------------        -------------
 MINORITY INTEREST (INCOME)                                 5,016                   -                5,016                    -
 LOSS OF SUBSIDIARY
 NET INCOME BEFORE TAXES                                   50,786             105,496              444,748              460,017
  Penalties-Non Deductible
 PROVISION FOR INCOME TAXES                                     -                   -                    -                    -

   NOET PROFIT (LOSS)                                      50,786             105,496              444,748              460,017
                                                    =============       =============        =============        =============

    Income per weighted-average common shares                   0                   0                 0.01                 0.01
                                                    =============       =============        =============        =============

    Weighted-average common shares outstanding         68,033,000          67,885,000           68,033,000           67,885,000
                                                    =============       =============        =============        =============

                                        6

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

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

This Quarterly Report on Form 10-QSB contains forward looking statements about the business, operations and financial condition of the Company, including various statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from those forward-looking statements, contingent upon market factors and economic volatility. Causal factors that could impact actual results of the Company to differ materially from those contained in the forward-looking statements are discussed in connection with those statements.




ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
MB Software Corporation, through its wholly owned subsidiary, Santiago SDS, Inc., ("Santiago"), remains a leader in the development of state-of-the-art physician practice management software and provides incidental cash management resources to physicians, chiropractors and medical billing centers. The Company continues to maintain a leadership role in this industry with introduction of innovative software products ahead of competitors and remains one of a limited number of software developers with practice management conventions available in a Windows 95 platform.

In order to leverage its existing market share and extend penetration into the healthcare industry, the Company embarked in 1996 on a strategy which called for expansion through mergers and acquisition of complementary healthcare entities. This strategy allows for incremental rollout of its software products and permits accelerated operational economies of scale in the acquired companies through uniformity of a software platform and application of standardized operational procedures of proven efficacy. In each acquired entity, application of these operational disciplines forms a solid base from which to effect timely positive operational realignment along with financial consistency that is necessary for going forward profitability.

On August 5, 1997, the Company and Imagine Investments, Inc. announced formation of Healthcare Innovations, LLC, a limited liability company, for the purposes of acquiring and operating healthcare businesses. Imagine, Inc. is a subsidiary of Stone Investments, which is a subsidiary of Stone Capital, a company with over $3 billion in assets. The Company will own 51% equity interest in Healthcare Innovations and contributed its existing healthcare operating businesses to the new entity.

Additionally, Healthcare Innovations acquired all of the outstanding stock of Sandy Home Health effective August 1, 1997. The Company previously owned another healthcare company in St. George, Utah, Color Country Health Express, LLC, which provides nurse-practitioner services at three clinic sites in southwest Utah. The acquisition of Sandy Home Health brings the total complement of acquired companies by Healthcare Innovations to four, situated at seven operational sites.

The Company has successfully established an Internet Web Site in 1997. Through Santiago, the Company utilizes Site to launch marketing initiatives, supply customer information about existing and intended software releases, and provide an interchange forum for current and prospective buyer information.

Strategic plans developed by Management call for continued refinement of its operational focus and acquisition of additional targets to form a larger revenue base that maximizes the potential for greater profit margins. Management continues to discharge its strategic obligation through effectuation of actions consistent with these short and long range initiatives.

In accord with its strategic intent, Management further refined the Company's operational focus through divestiture of Santiago's dental customer install base. Since this facet of the business represented a minority of users, Management believed support and development efforts associated with its software products should be based on its centerpiece medical product, OneClaim Plus. Maximum improvement of products at an accelerated delivery pace should keep the Company's products ahead of competitors, while allowing for reduced costs and increased profit margins.

Passage by Congress of the Health Insurance Portability and Accountability Act (H.I.P.A.A.) in 1996 requires, in part, development and ultimately the use of electronic data interchange (EDI) for health claims or equivalent encounter information. These federal mandates bode well for the Company, given its on-going positioning which has remained consistent with these anticipated developments. The Company's customer base is being migrated toward this requirement and should achieve successful conversion long before anticipated cut-off dates. Moreover, the strong national economy has kept inflation at its lowest level in decades, thereby fostering both buyer confidence and robust demand.



Results of Operations
This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended September 30, 1997. Since January 1, 1997, the Company has been able to remain profitable, despite extraordinary expense demands associated with the acquisition and assimilation of three additional targets during the last 18 months.

 In the quarter ended September 30, 1997, revenues improved to $2,089,911, a 200% increase from the $677,534 revenues reported for the same period, 1996. Over the nine month period ended September 30, 1997, revenues improved to $4,511,034, an increase of 100% compared with $2,250,076, in revenues posted for the same period in 1996.

Net income remained profitable for the third quarter ended September 30, 1997, and for the seventh consecutive quarter; although net income reflected a 52% decrease from the same period in 1996. The Company demonstrated strong results and exceeded profit targets in the first and second quarters of 1997, and while still profitable, the margin of profitability narrowed in the third quarter ended September 30, 1997. For the nine month period ended September 30, 1997, net income sustained profitability yet showed a slight downturn by .03% to $444,748 from $460,017 for the same period in 1996.

Operating expenses for the quarter ended September 30, 1997 increased given the Company's comprehensive efforts to maximize profit margins through on-going emphasis of its acquisitions programs. Actual operating expenses for the third quarter grew 290% to $1,696,564 and were directly the result of migrating acquired companies into the Company's operational and corporate culture. Operating expenses also included the non-recurring costs associated with further enhancement and refinement of the Windows 95 product. The Company's ability to fund said development from operating revenues evidences management's commitment to a policy of fiscal prudence and incremental revenue growth financed primarily by containment of operating costs. For the nine month period ended September 30, 1997, operating expenses increased 139% to $3,448,430 from $1,439,561 for the same period in 1996.

Total current liabilities for the quarter ended September 30, 1997 evidenced an upswing of 256% to $2,493,741. Management maintains a core strategy to reduce debt and current liabilities in order to grow the company with minimal debt obligations. This strategy gave way to financial pressures associated with operational consolidations and the need to maintain high levels of service, which is reflected, in higher total current liabilities. While the Company moves to minimize debt, management recognizes that its alliance with Healthcare Innovations forms a strong base of stability, which long term outcomes should prove mutually beneficial for each party.


Liquidity and Capital Resources
As of September 30, 1997, the Company recorded total assets of $6,327,011 with current assets of $4,414,129 and property, equipment and other assets of $1,912,882. Total current liabilities reported September 30, 1997 were $2,493,741. Net working capital during the period ended September 30, 1997 was $1,920,388.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Exhibits - All Exhibits were filed as exhibits to the reports on Form 8-K set forth below.

ITEM 6.  Exhibits and reports on form 8-K.

Reports of Form 8-K - Original 8-K was filed on February 6, 1997 and an Amendment No.1 was filed April 4, 1997. An original 8-K was filed on August 7, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MB SOFTWARE CORPORATION


Dated:  November 17, 1997                 /s/ Scott A. Haire
                                          ---------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)