Form 10QSB/A
period 1997-09-30
MB SOFTWARE CORP
filed 1997-11-19
CIK 714256

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

Total current liabilities for the quarter ended September 30, 1997 evidenced an upswing of 256% to $2,492,741. Management maintains a core strategy to reduce debt and current liabilities in order to grow the company with minimal debt obligations. This strategy gave way to financial pressures associated with operational consolidations and the need to maintain high levels of service, which is reflected, in higher total current liabilities. While the Company moves to minimize debt, management recognizes that its alliance with Healthcare Innovations forms a strong base of stability, which long term outcomes should prove mutually beneficial for each party.


Liquidity and Capital Resources
As of September 30, 1997, the Company recorded total assets of $6,327,011 with current assets of $4,414,129 and property, equipment and other assets of $1,912,882. Total current liabilities reported September 30, 1997 were $2,492,741. Net working capital during the period ended September 30, 1997 was $1,921,388.

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