Form 10KSB
period 1997-12-31
MB SOFTWARE CORP
filed 1998-06-08
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
                Title of Each Class                        on Which Registered
                -------------------                        -------------------
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
                                 [X] Yes [ ] No


Issuer's revenues for its most recent fiscal year:  $5,289,854.

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

                                 Yes [X] No [ ]

As of December 31, 1997, 68,580,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]


                             MB SOFTWARE CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 1997

                                                                                Page of
                                                                                Form 10-KSB
                                                                                -----------

 ITEM 1.  BUSINESS..............................................................      4

 ITEM 2.  PROPERTIES............................................................      6

 ITEM 3.  LEGAL PROCEEDINGS.....................................................      7

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................      7

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...................................................      7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.............................................      7

 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................      9

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..............................................      9

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........      9

 ITEM 10. EXECUTIVE COMPENSATION................................................     10

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT............................................................     11

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................     11

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K......................................     12




                                     PART 1

Item 1.  Business

Introduction

         MB Software Corporation (the "Company") was incorporated in 1982. Historically, the Company has provided practice and cash management services to physicians, dentist, chiropractors and medical billing centers. In 1997, the Company began to expand its scope of operations by acquiring and operating healthcare businesses that use its practice and cash management services. Also in 1997, the Company streamlined its practice and cash management business in an attempt to focus solely upon the acquisition and management of Medical Clinics through its software, technology and management skills.

Healthcare Businesses

         In January 1997, the Company acquired a nurse-practitioner business that operates three (3) clinic sites in Utah. In February 1997, the Company acquired two physical medicine and rehabilitation facilities located in Jacksonville, Florida. In August 1997, the Company and Imagine Investments, Inc. announced formation of Healthcare Innovations L.L.C., a limited liability company formed for the purposes of acquiring and operating healthcare businesses. Imagine Inc. is a subsidiary of Stone Investments. which is a subsidiary of Stone Capital, a company with over $3 billion in assets. The Company owns 51% of the outstanding equity of Healthcare Innovations and contributed its interests in the Jacksonville and Utah facilities to the new venture. Healthcare Innovations also acquired, and subsequently divested itself of, a Utah-based home health agency. Shortly after this business was acquired, the home healthcare industry began receiving significant negative publicity and the industry became more heavily regulated and subject to intensified governmental scrutiny. As a result, the Company concluded that it was no longer economically beneficial to operate its home healthcare business. Healthcare Innovations also acquired two chiropractic clinics located in Arlington, Texas and Las Vegas, Nevada in October 1997.

         The Company's healthcare acquisition strategy is to focus primarily on physical medicine, pain management, physical therapy and rehabilitation through the use of MD's, DO's, Physical Therapist, Nurse Practitioners and Chiropractors, although the Company may acquire other healthcare businesses. Typically, the acquisition targets will be distressed businesses with strong medical practice but also cash management (particularly collections) or practice management problems. The Company believes that its experience in cash management, especially its experience in collecting accounts receivable from providers, as well as its practice management software that it uses in the operation of these businesses, will allow it to operate these businesses profitably. The Company expects that most of its revenue in the future will be generated by operation of its healthcare businesses.

         In April 1998, the Company acquired an Austin, Texas based primary care facility and a sports medicine and rehabilitation facility located in Fort Worth, Texas. These businesses give the Company a strong presence in both Austin and Fort Worth. These acquisitions were made directly by the Company, not through Healthcare Innovations L.L.C. Stone Capital loaned the Company $1.4 million pursuant to the terms of a promissory note which Healthcare Innovations L.L.C. has the option to convert the Note and 49% ownership interest in Healthcare Innovations L.L.C. to a Preferred Stock position with the Company.

Practice Management Business

         In 1997, the Company took significant steps to focus on its core competency in its practice management business. The Company divested itself of all other products other than its OneClaim Plus Product, which is a 32 bit Windows 95-98 application based, practice management software product. Additionally, the Company sold its business opportunity-marketing program, which used third parties to sell the OneClaim program. The Company now focuses instead on direct sales of the OneClaim Plus program.

The OneClaim Plus program is comprehensive practice management software that can operate on either DOS-Based or Windows 95-98 environment. The software is designed to facilitate nearly all aspect of practice management, including patient management, billing, transaction management, and basic and customized reporting, and information management. The Company not only markets OneClaim Plus to third parties, but also uses the software in the conduct of its own healthcare businesses, thus providing the Company with a common program that offers stability, dependability and ease-of- use in the acquisition and operation of the acquired businesses. It also allows management to determine the collectibility of acquired account receivable in specific market areas plus providing users the data needed for growth of the clinics.


Industry Overview

         The United States healthcare industry is highly competitive, with many of the Company's competitors having substantially greater resources than the Company. The Health Care Financing Administration (HCFA) has estimated that national health care spending increased to approximately $1.0 trillion, or approximately 14% of Gross Domestic Product "GDP," in 1995 and $247 billion, or approximately 9% of GDP, in 1980. HCFA projects that annual health care spending will increase at a compounded annual growth rate of over 8% to $1.5 trillion and approximately 16% of the GDP by the year 2000. HCFA also has estimated that approximately $200 billion, or approximately 20%, of total health care expenditures in 1995 were directly attributable to physician services and an additional amount of approximately $515 billion or 52% of such expenditures were under physician direction.

         As a result of escalating health care expenditures, governmental and other payors have adapted cost containment initiatives in an effort to control spending. These initiatives have resulted in a shift from traditional fee-for-service provider reimbursement to an evolving array of managed care arrangements, varying from discounted fee-for-service to fully capitated plans in which providers assume the financial risks related to service utilization for a defined group of covered members and services. The industry has also experienced a decrease in inpatient occupancies as payors have implemented incentives for providing care in a more cost-effective setting, which is ambulatory care in often an outpatient surgery center, in-office laboratory or similar outpatient location.

         Cost-containment initiatives, including reduced reimbursement, have hindered physician practice profitability while demands for increased clinical documentation; cost, quality and utilization data have increased physicians' administrative duties. Small and mid-sized practices generally do not have the market presence, expertise or sophisticated cost accounting and quality management systems required, and may not have the time necessary to evaluate and enter into informed capitated risk-sharing arrangements, or to continue practicing profitably under reduced reimbursement. In addition, these practices often lack the capital required to purchase new medical equipment and information system to enhance the efficiency and quality of their practices. As a result, individual physicians and small group practices are increasingly consolidating, either by affiliating with larger group practices and PPM's or by forming physician networks or independent practice associations. By consolidating into larger organizations, physicians can achieve lower administrative costs; gain leverage in negotiating with managed care organizations and position themselves to attract needed capital resources.

Business Profile

         Set forth below is a description of each of the Company's healthcare facilities.

         JACKSONVILLE, FLORIDA: The two clinic locations in Jacksonville primarily provide state of the art pain management and physical therapy. The clinic is equipped with physical rehabilitation equipment including a swimming pool for added hydrotherapy. The clinic has a MD, DO, Physical Therapist and a staff of 25.

         ST. GEORGE, UTAH: This group of clinics primarily sees patients who cannot gain immediate access to see a MD. The Nurse Practitioners with a staff of 5 treat patients for minor non-invasive illness and are equipped to perform lab work ups.

         LAS VEGAS, NEVADA:   This  clinic  sees  patients  for   manipulations,
diagnostic and physical therapy services. The staff consists of a Chiropractor and 3 other employees.

         AUSTIN, TEXAS: This is a seven-day-a-week clinic providing primary care, diagnostic, pain management and physical rehabilitation with 18,000 square feet of space. They staff 6 MD's - 2 physician assistants - 1 physical therapist
- 1 Chiropractor - 4 message therapists - and an administrative staff of 35.

         ARLINGTON, TEXAS: The Chiropractor sees patients for manipulations and diagnostic services. The clinic has a small staff.

         FORT WORTH, TEXAS: The Clinic sees patients for physical therapy and work hardening programs with a Physical Therapist. The Company has a MD, part time on staff to expand its overall patient care offering.

Products

         Service Contract - On-line P.C. support is provided to OneClaim Plus customers by the Company's technical support staff.

         The Company is continually investigating the feasibility of enhancing software platforms and developing new conventions to meet its clients' current and prospective needs.

         All electronic statement billing is by electronic transmission an are invoiced to on-line customers.

         The Company provides all its customers' with electronic media claims capabilities and continues to expand this product offering.

         With 17 years of specialized experience in practice automation, the Company offers its customers efficient and effective ways of providing medical management services at a very favorable price. The Company believes that its excellent service gives it an edge over its competitors.


Employees

         The  Company  currently  employs  approximately  140 full and part time
employees.   The  Company  has  no  labor  union   contracts  and  believes  its
relationship with its employees is good.

Item 2.   Properties

         The Company's principal executive office is leased and located in Arlington, Texas. The lease expires in March 1999. MB Software Solutions, Inc.'s principal office is leased and located in Newport Beach, California the lease expires January 31, 1999. Victory Medical and Family Clinic is located at 4303 Victory Drive, Austin, Texas and the lease expires December 31, 1998. Multicare Plus in Fort Worth, Texas is located at 6345 Winthrop Avenue. The lease expires December 31, 1998. NFPM, LLC is located at 9143 Philips Highway- Suite 495, Jacksonville, Florida, the second location is 1950 Miller Street, Orange Park, Florida with the third facility leased and opening in June 1998 at 233 N. 10th Street, Jacksonville Beach, Florida. The location in St. George, Utah are 595 S. Buff- Suite #5, with lease expiring on May 31, 2000.

Item 3.  Legal Proceedings

         On October 15, 1997, the Company filed a lawsuit in the 342nd Judicial District Court of Tarrant County, Texas against a former stockholder and employee of the Company for breach of a Severance Agreement entered into by the Company of the stockholder in connection with the termination of that person's employment by a subsidiary of the Company. On January 6, 1998, that stockholder filed a lawsuit in the United States District Court for the Central District of California against the Company and Scott A. Haire, Chairman of the Board and President of the Company alleging violation of the Federal securities laws and other causes of action in connection with the purchase of stockholder's shares of Company common stock in connection with the termination of his employment. The Company believes that the damages sought in this case exceed $1 million. The Company believes that the allegations of the former stockholder in his lawsuit are without merit. In fact, the stockholder's lawsuit has been abated until the Company's lawsuit is resolved. The Company is of the opinion that both lawsuits will be resolved within the next 18 to 24 months.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders for a vote during the fourth quarter of 1997.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The Company's common stock is traded under the symbol "MBSC" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:
                                                     BID PRICE
BY QUARTER ENDED:                           HIGH                   LOW
----------------                            ----                   ---
Year Ended 12/31/97
March, 1997                                 $ .19                $ .19
June, 1997                                    .36                  .33
September, 1997                               .49                  .49
December, 1997                                .34                  .34


Year Ended 12/31/96
March, 1996                                 $ .27                $ .20
June, 1996                                    .32                  .25
September, 1996                               .29                  .26
December, 1996                                .12                  .10

The Company had approximately 7722 holders of record of its common stock as of December 31, 1997. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation:

         This section discusses the financial condition, changes of financial condition and results of operations of the Company and its subsidiaries for the period from January 1, 1997 to December 31, 1997 as compared with the period from January 1, 1996 to December 31, 1996. This Annual Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in the Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. The nature of business and various business development activities of the Company during 1997 are described in "Item 1, Business."
                                            -------------------

         Total Revenues in 1997 totaled $5,289,854, a 77% increase over 1996 revenues of $2,986,908. Revenue sources centered on medical clinics, sales of medical, dental and chiropractic software systems, electronic claims transmissions, electronic statement generation and maintenance contracts.

         Cost of Revenues in 1997 escalated with $3,406,555, a 317% increase over 1996 totals of $816,026. Management believes Cost of Revenue margins are an area where further improvement may be effected. In the medical clinics we will be able to reduce the cost due to the fact that we will be using our medical software and staff for 1998.

         Operating Expenses were $2,624,893 in 1997, a 34% increase for the same period in 1996, which totaled $1,947,488. Greater focus on every cost-center operation arrested any upward cost and kept cost containment in the operational forefront.

         Net Income during 1997 declined to ($407,438), a 203% decrease over 1996, which was Net Income of $395,330. The deterioration in Net Income was realized through implementation of strategic realignment, depreciation and asset write-downs.

         The Company is unable to predict the positive or negative impact of prospective healthcare insurance legislation on its core business. Conversely, management believes that product and service flexibility and adaptability must be designed into their delivery in order to protect clients from legislated changes in healthcare.


Liquidity and Capital Resources

         As of December 31, 1997, the Company had Current Assets of $2,868,614 and Other Assets of $1,937,184. Current Liabilities at December 31, 1997, were $3,442,315 of which $1,298,808. were notes and advances loaned to the Company by certain of its senior officers, directors and shareholders. Long Term Liabilities at December 31, 1997 were $580,596.

         The Company utilized net cash of $579,783 from investing activities in 1997 as compared to cash used by investing activities of $499,612 in 1996. In 1997 cash used in investing activities related primarily for purchases of property and equipment of $313,790, software development costs of $193,160 and organizational cost of $72,833.

During 1997 and 1996 cash provided by financing activities amounted to $2,135,355 and $687,518, respectively. In 1997 payments on notes payable of $1,330,812 was offset by proceeds from notes payable of $1,457,669 and $2,000,000 from Minority Investments in subsidiaries

The Company anticipates that future operations will generate sufficient cash flow to fund its normal ongoing development operations and administrative costs. The Company remains absolute in its resolve to increase profitability through its medical software business and medical clinics. The Company may attempt to sell capital stock through a private placement and/or obtain loans as necessary to fund the expansion needs of the Company. There can be no assurance that the Company will be successful in these endeavors.


Item 7.   Financial Statements

          Filed as exhibits  hereto are the following  statements of the Company and its subsidiaries:
                                                                                  Page


          Report of Independent Certified Public Accounts
              Killman, Murrell & Company, P.C.                                    F-2
              King Griffin & Adamson P.C.                                         F-3

          Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and 1996    F- 4

                  Consolidated Statements of Operations for the years ended
                  December 31, 1997 and 1996                                      F- 6

                  Consolidated Statements of Shareholder's Deficit for the
                  years ended December 31, 1997 and 1996                          F- 8

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1997 and 1996                          F- 9

                  Notes to Consolidated Financial Statements                      F- 11

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.  See 8-K dated December 4, 1997 and 8-K dated
          March 23, 1998.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The  following  table  sets  forth-certain  information  regarding  the directors and executive officers of the Company:
                                                                                    Year First
Name                                Age                       Position                Elected
----                                ---                       --------                -------

Scott A. Haire                      33               President, Director                  1993

Gilbert A. Valdez                   54               Chief Operating Officer              1996

Araldo A. Cossutta                  73               Director                             1994

Steven W. Evans                     47               Director                             1994

Robert E. Gross                     53               Director                             1994

Thomas J. Kirchhofer                57               Director                             1994

Lucy J. Singleton                   60               Secretary                            1995



         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire Chairman, President and Director. Mr. Haire is Chief Executive Officer of MB Software Corporation and has been with the Company since its inception in 1992.

Gilbert A. Valdez Chief Operating Officer and Director. Mr. Valdez is a former president and Chief Executive Officer of the National Electronic Information Corporation, Medaphis Corporation, Datix Corporation and Hospital Billing and Collection Services Corporation and has been with the Company for one year.

Araldo  A. Cossutta   Director.  Mr.  Cossutta  is  president  of  Cossutta  and
Associates, an architectural firm based in New York City. He is also a director of Computer Integration Corporation of Boca Raton, Florida.

Steven W. Evans Director. Mr. Evans is a certified public accountant and president of Evans Phillips & Co., PSC, an accounting firm. He is a founder and active in PTRL which operates contract research laboratories in Kentucky, North Carolina, California and Germany. He is active in environmental management and financial and hotel corporations in Kentucky and Tennessee.

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

----------------------------------------------------------------------------------------------------
      Name and                                                            Long Term Compensation
                                                                          ----------------------
       Principal                  Annual Compensation                Restricted    Options    All
       Position                   -------------------                  Stock        /SARS    Other
                          Year      Salary($)     Bonus    Other      Awards      #shares(2) Comp.($)
----------------------------------------------------------------------------------------------------
     Scott A. Haire      1997      120,000        -0-       -0-          -0-           -0-      -0-
      President          1996      120,000        -0-       -0-          -0-           -0-      -0-
                         1995        -0-          -0-       -0-          -0-           -0-      -0-

----------------------------------------------------------------------------------------------------



              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

The following table provides information concerning option exercises in fiscal 1997 and the value of unexercised options held by each of the named Executive Officers at December 31, 1997.


---------------------------------------------------------------------------------------------------------------------
         Name            Shares Acquired          Value            No. of unexercised        Value of unexercised
                         on Exercise (#)       Realized ($)         options /SARs at        in-the-money options/
                                                                     at FY-End (#)            SARs at FY-end($)
                                                                 exercisable/unexercisable  exercisable/unexercisable

---------------------------------------------------------------------------------------------------------------------
    Scott A. Haire             -0-                 N/A                 1,800,000                  $180,000.00
---------------------------------------------------------------------------------------------------------------------





Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 1997, regarding the beneficial ownership of capital stock of the Company by; (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

                                             Amount and Nature
Name of Beneficial                             of Beneficial         Percent
Owner of Group(1)                               Ownership            of Class
------------------                           -----------------       --------
Scott A. Haire                                 29,121,297 (2)           42.0%

Araldo A. Cossutta                              2,982,025                4.0%

Steven W. Evans                                 1,500,000                2.0%

Thomas J. Kirchhofer                                 -                     *

Robert E. Gross                                   200,000 (3)              *

R-M-S Investments, LTD.                        11,000,000               16.0%

Cazenove                                        7,500,000               10.0%

All Directors and Executive Officers           41,303,332               60.8%
as a group (five in number)
----------
*        Less than 1%.

(1) The address for each person or entity listed above is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.
(2) Includes 1,800,000 shares and 600,000 shares subject to options and a warrant, respectively, that are presently exercisable.
(3) Consists of shares subject to options that are presently exercisable by Mr. Gross.


Item 12.   Certain Relationships and Related Transactions -
           None.

Item 13.  Exhibits Reports on Form 8-K

                  1.  Reports on Form 8-K --None.

                  2. Exhibits - 10.1 - Promissory Note Dated April 1, 1998, by and between MB Software Corporation and Imagine Investments, Inc. in the principal amount of $1,400,000.

All other exhibits incorporated by reference from prior filings with the Commission.


                                    SIGNATURE
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MB SOFTWARE CORPORATION


                                  By:  /s/ Scott A. Haire
                                       ------------------
                                       Scott A. Haire, Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Financial Officer)

Date:  June 8, 1998

                                                                           Page
                                                                           ----
Reports of Independent Certified Public Accountants
     Killman, Murrell & Company, P.C.                                       F-2
     King Griffin & Adamson P.C.                                            F-3

Financial Statements

    Consolidated Balance Sheets as of December 31, 1997 and 1996            F-4

    Consolidated Statements of Operations for the
        years ended December 31, 1997 and 1996                              F-6

    Consolidated Statements of Shareholders' Deficit for the
        years ended December 31, 1997 and 1996                              F-8

    Consolidated Statements of Cash Flows for the
        years ended December 31, 1997 and 1996                              F-9

    Notes to Consolidated Financial Statements                             F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
MB Software Corporation and Subsidiaries
2225 E. Randol Mill Road, Suite 305
Arlington, Texas  76011


We have audited the accompanying consolidated balance sheets of MB Software Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/Killman, Murrell & Company, P.C.
-----------------------------------
KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
May 7, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MB Software Corporation (formerly INAV Travel Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of MB Software Corporation and subsidiaries (Formerly INAV Travel Corporation and Subsidiaries) as of December 31, 1996 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                 /s/King Griffin & Adamson P.C.
                                                 ------------------------------
                                                    KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
February 21, 1997

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                         1997         1996
                                                      ----------   ----------

CURRENT ASSETS
    Cash                                              $  776,079   $  196,653
    Accounts Receivable -
        Medical receivables, net of allowance
           for doubtful accounts of $390,562           1,632,742         --
        Trade accounts receivable, net of allowance
           for doubtful accounts of $11,108 and
           $33,487, respectively                         330,634      311,965
    Notes Receivable - Current Portion                   108,178       10,000
    Prepaid Expenses and Other                            20,981       19,883
                                                      ----------   ----------

              TOTAL CURRENT ASSETS                     2,868,614      538,501
                                                      ----------   ----------

PROPERTY AND EQUIPMENT, NET - Note 2                     500,215       63,349
                                                      ----------   ----------

OTHER ASSETS
    Goodwill, net of accumulated amortization of
        $312,654 and $209,255                          1,244,022      850,109
    Software Development Costs, net of accumulated
        amortization of $282,808 and $101,374            405,966      394,240
    Note Receivable, net of current portion              203,569         --
    Deposits and Other Assets                             83,627       18,488
                                                      ----------   ----------

              TOTAL OTHER ASSETS                       1,937,184    1,262,837
                                                      ----------   ----------

                                                      $5,306,013   $1,864,687
                                                      ==========   ==========










                                   (Continued)


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                   1997          1996
                                                              -----------    -----------

CURRENT LIABILITIES
    Notes payable - Note 3                                    $   791,410    $   209,123
    Current maturities of long-term debt - Note 4               1,383,711         32,906
    Accounts payable                                              710,446        149,741
    Accrued liabilities                                           359,090        101,382
    Other liabilities - Note 5                                     89,000        179,000
    Deferred revenues                                             108,658        159,026
                                                              -----------    -----------

           TOTAL CURRENT LIABILITIES                            3,442,315        831,178

LONG-TERM LIABILITIES
    Long-term debt, net of current maturities - Note 4            580,596      1,283,808
    Other liabilities - Note 5                                       --           40,000
                                                              -----------    -----------

           TOTAL LIABILITIES                                    4,022,911      2,154,986
                                                              -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARIES - Note                                         1,754,841           --
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES
    (NOTES 4, 5, 9, 10 and 11)                                       --             --

SHAREHOLDERS' DEFICIT
    Common stock; $.001 par value; 100,000,000 shares
        authorized; 68,580,000 and 67,885,000 shares issued        68,580         67,885
    Additional paid-in capital                                  1,035,625        810,322
    Accumulated deficit                                        (1,563,905)    (1,156,467)
    Treasury stock, at cost; 409,577 shares                       (12,039)       (12,039)
                                                              -----------    -----------

           TOTAL SHAREHOLDERS' DEFICIT                           (471,739)      (290,299)
                                                              -----------    -----------

                                                              $ 5,306,013    $ 1,864,687
                                                              ===========    ===========









                          The accompanying notes are an
            integral part of these consolidated financial statements


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                           1997           1996
                                                       -----------    -----------
REVENUES
    Medical clinic fees                                $ 3,597,864    $      --
    Software and maintenance sales                       1,502,445      2,461,562
    Consulting fee income                                     --          299,000
    Service fees and broker income                         174,622        211,864
    Other                                                   14,923         14,482
                                                       -----------    -----------
           TOTAL REVENUES                                5,289,854      2,986,908
                                                       -----------    -----------

COST OF REVENUES
    Cost of medical clinic fees                          2,940,797           --
    Cost of software and maintenance sales                 465,758        813,477
    Cost of service fees and broker income                    --            2,549
                                                       -----------    -----------
           TOTAL COST OF REVENUES                        3,406,555        816,026
                                                       -----------    -----------

              GROSS PROFIT                               1,883,299      2,170,882
                                                       -----------    -----------

OPERATING EXPENSES
    Selling, general & administrative                    2,226,810      1,733,810
    Depreciation and amortization                          398,083        213,678
                                                       -----------    -----------
           TOTAL OPERATING EXPENSES                      2,624,893      1,947,488
                                                       -----------    -----------

              INCOME (LOSS) FROM OPERATIONS               (741,594)       223,394
                                                       -----------    -----------

OTHER INCOME (EXPENSE)
    Gain on sale of assets                                 269,724           --
    Interest expense                                      (256,837)       (72,817)
    Gain from reduction of liabilities                        --          140,000
    Interest income and other, net                          76,110         18,619
                                                       -----------    -----------
           TOTAL OTHER INCOME                               88,997         85,802
                                                       -----------    -----------

              INCOME (LOSS) FROM CONTINUING
                 OPERATIONS BEFORE EXTRAORDINARY
                 ITEM AND MINORITY INTEREST               (652,597)       309,196

EXTRAORDINARY ITEM
    Gain on debt extinguishment, net of income taxes          --           86,134
                                                       -----------    -----------

              INCOME (LOSS) BEFORE MINORITY
                 INTEREST                                 (652,597)       395,330

MINORITY INTEREST IN (LOSS)                                245,159           --
                                                       -----------    -----------

              NET INCOME (LOSS)                        $  (407,438)   $   395,330
                                                       ===========    ===========


                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                        1997         1996
                                                     ----------   -----------


INCOME (LOSS) PER WEIGHTED-AVERAGE
    COMMON SHARE                                     $     (.01)  $       .01
                                                     ==========   ===========


WEIGHTED-AVERAGE COMMON SHARES
    OUTSTANDING                                      68,205,769    69,791,096
                                                     ==========   ===========





















                          The accompanying notes are an
            integral part of these consolidated financial statements.



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                             Retained
                                                       Common Stock          Additional      Earnings
                                                ------------------------      Paid In     (Accumulated      Treasury
                                                  Shares          Amount      Capital       Deficit)         Stock          Total
                                                ----------   -----------   -----------    -------------  ------------   ------------
Balances at December 31, 1995                   49,485,000   $    49,485   $   518,722    $(1,551,797)   $  (147,039)   $(1,130,629)

   Common stock issued for cash                  1,600,000         1,600       398,400           --             --          400,000

   Treasury stock issued in
       settlement of a note payable
       (Note 4)                                       --            --         (90,000)          --          135,000         45,000

   Issuance of shares related to
       acquisition of Santiago
       (Note 6)                                  1,800,000         1,800        (1,800)          --             --             --

   Issuance of shares in connection
       with 1993 merger (Note 6)                15,000,000        15,000       (15,000)          --             --             --

   Net income                                         --            --            --          395,330           --          395,330
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1996                   67,885,000        67,885       810,322     (1,156,467)       (12,039)      (290,299)

   Stock options exercised                          70,000            70         3,428           --             --            3,498

   Stockholder contributions                          --            --           5,000           --             --            5,000

   Issuance of shares related to acquisition
       of Nevada Multicare                         525,000           525       209,475           --             --          210,000

   Issuance of shares for legal fees               100,000           100         7,400           --             --            7,500

   Net (loss)                                         --            --            --         (407,438)          --         (407,438)
                                               -----------   -----------   -----------    -----------    -----------    -----------

   Balances at December 31, 1997                68,580,000   $    68,580   $ 1,035,625    $(1,563,905)   $   (12,039)   $  (471,739)
                                               ===========   ===========   ===========    ===========    ===========    ===========


                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-8


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                  1997           1996
                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                         $  (407,438)   $   395,330
   Adjustments to reconcile net income (loss) to net
       cash used by operating activities
          Depreciation and amortization                          398,084        213,678
          Gain on sale of assets                                (269,724)          --
          Common stock issued in payment of legal services         7,500           --
          Minority interest in loss                             (245,159)          --
          Gain on debt extinguishment                               --          (86,134)
          Gain from reduction of liabilities                        --         (140,000)
          Change in allowance for doubtful accounts              368,183         33,487
   Changes in assets and liabilities
          Accounts receivable                                   (585,071)      (285,664)
          Notes receivable                                        35,065           --
          Prepaid expenses and other                              (1,098)       (19,883)
          Deposits                                                  (346)          (700)
          Accounts payable and accrued liabilities               (95,773)        (7,700)
          Other liabilities                                     (130,000)      (128,350)
          Deferred revenues                                      (50,369)        (1,852)
                                                             -----------    -----------

                  NET CASH USED BY
                     OPERATING ACTIVITIES                       (976,146)       (27,788)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          (313,790)       (49,748)
   Software development costs capitalized                       (193,160)      (439,864)
   Organizational costs                                          (72,833)          --
   Advances on notes receivable                                     --          (10,000)
                                                             -----------    -----------

                  NET CASH USED BY
                     INVESTING ACTIVITIES                       (579,783)      (499,612)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                        (1,330,812)      (554,707)
   Proceeds from notes payable                                 1,457,669      1,041,841
   Minority investment in subsidiaries                         2,000,000           --
   Net payments on other liabilities                                --         (170,000)
   Change in cash overdraft                                         --          (29,616)
   Proceeds from common stock issuance                             8,498        400,000
                                                             -----------    -----------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                      2,135,355        687,518
                                                             -----------    -----------

                                   (Continued)
                          The accompanying notes are an
            integral part of these consolidated financial statements


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                   1997           1996
                                                              -----------    -----------

INCREASE IN CASH                                              $   579,426    $   160,118

CASH AT BEGINNING OF PERIOD                                       196,653         36,535
                                                              -----------    -----------

CASH AT END OF PERIOD                                         $   776,079    $   196,653
                                                              ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest                   $   256,306    $    74,166
                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Note payable                                               $      --      $   (45,000)
   Issuance of treasury stock in settlement of note payable          --           45,000
   Purchase of medical clinics
       Medical assets acquired                                 (2,558,962)          --
       Goodwill acquired                                         (578,247)          --
       Common stock issued                                        210,000           --
       Accounts payable and accrued liabilities assumed           914,185           --
       Note payable                                             2,003,024           --
       Note receivable reduction                                   10,000           --
   Reduction in note payable                                     (900,000)          --
   Reduction in accounts receivable                               900,000           --
   Note receivable                                               (346,811)          --
   Proceeds from sale of assets                                   346,811           --
                                                              -----------    -----------
                                                              $      --      $      --
                                                              ===========    ===========










                          The accompanying notes are an
            integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

MB Software Corporation (the "Company") was incorporated in 1982. Historically, the Company has provided practice and cash management services to physicians, dentists, chiropractors and medical billing centers. In 1997, the Company began to expand its scope of operations by acquiring and operating healthcare businesses that use its practice and cash management services. Also in 1997, the Company streamlined its practice and cash management business in an attempt to focus solely upon the provision of practice and cash managements services of healthcare businesses operated directly by the Company.

In January 1997, the Company acquired a nurse-practitioner business that operates three (3) clinic sites in Utah. In February 1997, the Company acquired two (2) physical medicine and rehabilitation facilities located in Jacksonville, Florida. In August 1997, the Company and Imagine Investments, Inc. announced formation of Healthcare Innovations, LLC, a limited liability company formed for the purposes of acquiring and operating healthcare businesses. Imagine Investments, Inc. is a subsidiary of Stone Investments, which is a subsidiary of Stone Capital, a company with over $3 billion in assets. The Company owns 51% of the outstanding equity of Healthcare Innovations and contributed its interests in the Jacksonville and Utah facilities to the new venture. Healthcare Innovations acquired a home nursing operation located in Utah in August 1997 and two (2) chiropractic clinics located in Arlington, Texas, and Las Vegas, Nevada, in October 1997.

In 1997, the Company took significant steps to focus on its core competency in its practice management business. The Company divested itself of all other products other than its OneClaim Plus product, which is a Windows 95 based practice management software product. Additionally, the Company sold its business opportunity marketing program in January 1998, which used third parties to sell the OneClaim Plus program. The Company now focuses instead on direct sales of the OneClaim Plus program.

The OneClaim Plus program is comprehensive practice management software that can operate on either a DOS-based or Windows 95 system. The software is designed to cover nearly every aspect of practice management, including marketing, patient management, billing, transaction management, basic and customized reporting, and information management. The Company not only markets OneClaim Plus to third parties, but also uses the software in the conduct of its own healthcare businesses, thus providing the Company with a common program that offers stability, dependability and ease of use in the acquisition and operation of the acquired healthcare businesses.

Consolidation Policy
--------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and Healthcare Innovations, LCC which is managed by the Company. All material intercompany accounts and transactions have been eliminated in consolidation.






                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

Revenue Recognition
-------------------

Revenue consists primarily of sales of the Company's healthcare services, software products, maintenance and customer support and related consulting services.

       Medical Clinic Fees - Fees are recognized at the time medical services are rendered.

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Goodwill
--------

Goodwill is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired in connection with the acquisition of subsidiaries. Goodwill amounted to $1,556,676 and $1,059,364 in 1997 and 1996, respectively, and is being amortized using the straight-line method over 10 years. Amortization expense for 1997 and 1996 amounted to $132,247 and $105,936, respectively. On an on-going basis, management reviews recoverability, the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net earnings in evaluating the value of goodwill. If the undiscounted future net earnings is less than the stated value, the goodwill would be written down to fair value.




                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Earnings Per Common Share and Common Share Equivalents
------------------------------------------------------

Earnings per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares are comprised of dilutive stock options. In 1997, the common stock equivalent shares were considered anti-dilutive due to the loss from operations.

Cash and Cash Equivalents
-------------------------

The Company considers all cash on hand and in banks, demand and time deposits, certificates of deposit, and all other highly liquid debt investments with maturities of three months or less when purchased, to be cash and cash equivalents. There were $660,042 of cash equivalents at December 31, 1997.

Business and Credit Risk Concentrations
---------------------------------------

The Company's medical clinics provide services to the patients located in Florida, Texas, Nevada and Utah. These patients are billed at the time services are performed. None of the patients are individually significant.

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

Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible or amounts that are not subject to payment by third party payors such as insurance companies and federal government payment programs. The allowance for uncollectible accounts receivable at December 31, 1997 and 1996 was $401,670 and $33,487, respectively. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount on the financial statements at the date of non-performance.

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits. At December 31, 1997, the Company exceeded the insured limit by approximately $561,098.



                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Income Taxes
------------

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed annually for differences between he financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Software development costs incurred in development of medical billing software of $193,160 and $439,864 were capitalized in 1997 and 1996, respectively. Amortization of these costs amounted to $181,434 and $97,503 during 1997 and 1996, respectively.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1996:

                                                            1997         1996
                                                         ---------    ---------
     Clinic and office equipment                         $ 474,456    $    --
     Computer equipment                                     62,134       87,217
     Furniture and fixtures                                 37,322        1,056
     Vehicles and other                                     48,500         --
                                                         ---------    ---------

                                                           622,412       88,273
   Less accumulated depreciation and amortization         (122,197)     (24,924)
                                                         ---------    ---------

                                                         $ 500,215    $  63,349
                                                         =========    =========

Depreciation expense was $76,364 and $10,239 for the years ended December 31, 1997 and 1996, respectively.
                                      F-14

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996



NOTE 3:  NOTE PAYABLE

Notes payable consist of the following as of December 31, 1997 and 1996:

                                                             1997        1996
                                                           ----------   --------
8% Note payable to a shareholder, due on
    December 31, 1997, unsecured                           $300,000     $   --

Non-interest bearing note payable to third parties
    assumed in connection with the Santiago purchase,
    due on demand                                           105,205      150,994

Non-interest bearing note payable to a shareholder of
    Santiago assumed during purchase of Santiago,
    due on demand                                              --          8,129

Prime plus 1% note payable to a bank, due June 30, 1998,
    secured by accounts receivable                          117,885       50,000

Non-interest bearing note payable to a corporation,
    due on demand, unsecured                                 24,000         --

12% note payable to a bank, due October 1998,
    secured by Company assets                               200,000         --

10% note payable to an individual, due April 1, 1998,
    unsecured                                                44,320         --
                                                           --------     --------

                                                           $791,410     $209,123
                                                           ========     ========


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

NOTE 4 - LONG-TERM DEBT

Long term debt consisted of the following at December 31, 1997 and 1996:

                                                                                  1997      1996
                                                                                --------   --------

8% note payable to a shareholder ($455,000
    due December 22, 1998 and $300,000 due
    June 19, 1998), unsecured                                                   $755,000   $755,000

8% note payable to an employee, shareholder,
    and officer, due December 31, 1998, unsecured                                434,808    434,808

8% note payable to a shareholder, due on demand,
    unsecured                                                                      2,000     12,000

8% note payable to a shareholder, due on demand,
    unsecured                                                                     25,000     25,000

8% note payable to a shareholder, due in 1998, unsecured                          45,000     45,000

8% note payable to a shareholder, due on demand,
    unsecured                                                                       --        7,906

8% note payable to a shareholder due July 16, 1998,
    unsecured                                                                     25,000     25,000

8% note payable to a shareholder, due December 31, 1998,
    unsecured                                                                     12,000     12,000

10% note payable to an investor, due August 1, 2000                              500,000       --

13.5% notes payable to a financing  company,  monthly  principal and interest payments of $654, due
    June 20, 2000, secured by equipment                                            9,042       --

8.6%note  payable to a financing  company,  monthly  principal  and  interest payments of $426, due
    September 15, 1999, secured by equipment                                      17,039       --

Non-interest bearing note (imputed at 10%); note
    payable to a company, monthly payments of
    $2,481, due March 22, 1999, unsecured                                         33,477       --

9.5% note payable to an employee, due December 31, 1997,
    unsecured                                                                     31,400       --

10.25% note payable to a bank, monthly payments of
    $236, due June 2000, secured by vehicle                                       15,095       --


                                   (Continued)
                                      F-16





                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

NOTE 4 - LONG-TERM DEBT (CONTINUED)
                                                                                     1997          1996
                                                                                -----------    ----------
14% note  payable to a financing  company,  monthly  payments of $1,355,  due
    April 9, 2001, secured
    by equipment                                                                     45,544           --

13.5% note payable to a bank, with monthly principal and interest payments of
    $549, due
    September 2000, secured by Company assets                                        13,902           --
                                                                                -----------    -----------

                                                                                  1,964,307      1,316,714
Less current portion                                                             (1,383,711)       (32,906)
                                                                                -----------    -----------

                                                                                $   580,596    $ 1,283,808
                                                                                ===========    ===========

The following is a schedule of maturities of notes payable at December 31,1997:

          1998                                                                  $ 1,383,711
          1999                                                                       42,870
          2000                                                                      525,816
          2001                                                                       11,910
                                                                                -----------

                                                                                $ 1,964,307
                                                                                ===========

NOTE 5 - OTHER LIABILITIES

Other current and long-term liabilities at December 31, 1995 include the liability of $529,000 in connection with the acquisition of assets and certain liabilities of Santiago. In early 1996, the amount due was discounted to $389,000 to reflect revised terms and an accelerated payment plan. Under this revised agreement, $100,000 was paid immediately. Of the remaining amount, $230,000 was due in 23 monthly installments of $10,000 beginning in March 1996. Seven payments were made during 1996, totaling $70,000, leaving a balance of $160,000 due in monthly installments at December 31,1996 of the balance due, $59,000 will be paid on behalf of Santiago to the State of California upon settlement of a tax dispute with the State; provided that if the amount of such settlement is less than $59,000, the amount to be paid by the Company will be reduced accordingly. In accordance with its payment terms, $40,000 of the $219,000 is classified as long term. All amounts due are non-interest bearing.


NOTE 6 - SHAREHOLDERS' EQUITY (DEFICIT)

During 1996, the Company issued 4,500,000 common shares of treasury in settlement of a note payable of $45,000.

During 1996, the Company recorded the issuance of 15,000,000 shares of common stock relating to the 1993 merger with Medbanc Data Corporation ("Medbanc"). In addition, the Company recorded the issuance of 1,800,000 shares of common stock relating to the 1995 acquisition of Santiago. As a result of this merger and acquisition, the Company was obligated to issue these additional shares as soon as the Company's shareholders approved the filing of amended articles of incorporation increasing the authorized shares form 50,000,000 to 100,000,000. The shareholders approved this change on June 18, 1996.
                                      F-17



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 7 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 1997 and 1996 is as follows:

                                                                                       1997           1996
                                                                                   -----------    -----------

       Expected federal income tax provision (benefit)                             $  (138,529)   $   134,412
       State income taxes                                                                 --           17,790
       Valuation allowance and other                                                   138,529       (152,202)
                                                                                   -----------    -----------

                                                                                   $      --      $      --
                                                                                   ===========    ===========

Deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                                       1997           1996
                                                                                   -----------    -----------
       Current deferred tax asset                                                  $   155,779    $    71,171
       Current deferred tax liability                                                     --             --
       Valuation allowance for current deferred tax asset                              155,779        (71,171)
                                                                                   -----------    -----------

       Net current deferred tax asset                                              $      --      $      --
                                                                                   ===========    ===========

       Non-current deferred tax asset                                              $ 1,180,948    $ 1,101,361
       Non-current deferred tax liability                                             (148,506)      (183,228)
       Valuation allowance for non-current deferred tax asset                       (1,032,442)      (918,133)
                                                                                   -----------    -----------

       Net non-current deferred tax asset                                          $      --      $      --
                                                                                   ===========    ===========

The current deferred tax asset results from reserve for accounts receivable which is not deductible for tax purposes until actually written off, and deferred revenues an service contracts which are recognized for tax purposes upon receipt. The non-current deferred tax liability results from software development charges capitalized for financial reporting purposes and deducted for federal income tax purposes. The non-current deferred tax asset results from differences in amortization of goodwill for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is not certain.

MB generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 1997, subject to limitations under Internal Revenue Code ss.382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not utilized. The net operating loss carry forward at December 31, 1997 amounts to $3,267,000 and will begin to expire in 2008 if not utilized.


NOTE 8 - RELATED PARTY TRANSACTIONS

Prior to and during the year ended December 31, 1996, the Company received and repaid portions of advances from shareholders and officers.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 9 - LEASE COMMITMENTS

The Company has non-cancelable leases for office space and equipment. Future minimum payments under these leases and other equipment operating leases are payable as follows:

              Year Ended
             December 31,                               Amount
             ------------                               ------
                  1998                               $ 295,003
                  1999                                 143,466
                  2000                                  82,041
                  2001                                  42,138
                  2002                                   9,000
                                                     ---------

                                                     $ 571,648
                                                     =========

Lease and rent expense under non-cancelable operating leases for 1997 and 1996 are $222,579 and $109,859, respectively.


NOTE 10 - LEGAL PROCEEDINGS

On October 15, 1997, the Company filed a lawsuit in the 342nd Judicial District Court of Tarrant County, Texas against a former stockholder and employee of the Company for breach of a Severance Agreement entered into by the Company of the stockholder in connection with the termination of that person's employment by a subsidiary of the Company. On January 6, 1998, that stockholder filed a lawsuit in the United States District Court for the Central District of California against the Company and Scott A. Haire, Chairman of the Board and President of the Company alleging violation of the Federal securities laws and other causes of action in connection with the purchase of stockholder's shares of Company common stock in connection with the termination of his employment. The Company believes that the damages sought in this case exceed $1 million. The Company believes that the allegations of the former stockholder in his lawsuit are without merit and intends to vigorously defend itself in this lawsuit.


NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Options
-------------

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan ("Plan") for key executives and employees. The Plan provides for 1,045,000 shares.






                                   (Continued)


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:

                                                          Other
                                Plan Options         Compensatory Options   Combined Total
                          -----------------------    --------------------   --------------
                                         Weighted                Weighted
                                          Average                 Average
                                         Exercise                Exercise
                             Options      Price      Options      Price           Options
                          ----------     --------    ----------  --------       ----------

Outstanding at 12/31/95      390,000         $.04     1,800,000      $.03        2,190,000

Granted                      475,000          .06       600,000       .15        1,075,000
Exercised                       --             --          --          --             --
Forfeited                       --             --          --          --             --
                          ----------         ----    ----------      ----       ----------

Outstanding at 12/31/96      865,000         $.05     2,400,000      $.06        3,265,000

Granted                         --             --     2,100,000       .22        2,100,000
Exercised                    (70,000)         .05          --          --          (70,000)
Forfeited                       --             --          --          --             --
                          ----------         ----     ---------      ----        ---------

Outstanding at 12/31/97      795,000         $.05     4,500,000      $.13        5,295,000
                          ==========         ====     =========      ====        =========


The fair value of plan options issued during 1996 was approximately $63,435. There were no plan options issued during 1997.

The following table summarizes information about options outstanding at December 31, 1997 under the Plan:


                                       Options Outstanding                                  Options Exercisable
                                       -------------------                            ---------------------------------
                                         Weighted Average
   Range of            Number              Remaining          Weighted Avg.              Number         Weighted Avg.
Exercise Prices     Outstanding         Contractual Life     Exercise Price           Exercisable     Exercisable Price
---------------     -----------        -------------------   --------------           -----------     -----------------

   $.02-$.65          795,000               2.9                  $.05                    795,000            $.05








                                   (Continued)


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Options (Continued)
-------------------------

The following table summarized information about the other compensatory stock options outstanding at December 31, 1997:

                                       Options Outstanding                                  Options Exercisable
                                       -------------------                            ---------------------------------
                                         Weighted Average
   Range of            Number              Remaining          Weighted Avg.              Number         Weighted Avg.
Exercise Prices     Outstanding         Contractual Life     Exercise Price           Exercisable     Exercisable Price
---------------     -----------        -------------------   --------------           -----------     -----------------

   $.03-$.65         4,500,000              4.1                  $.13                   2,700,000            $.07


The  company  applies  APB  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees"  ("APB25"),  in accounting for its compensatory  stock options plans.
The options granted during 1997 and 1996 have exercise prices which  approximate fair value,  and accordingly,  no compensation  cost has been recognized for its incentive or other  compensatory  stock  options in the  consolidated  financial
statements.   Had  compensation  cost  for  the  Company's  stock  options  been determined  consistent with FASB statement No. 123,  "Accounting for Stock Based
Compensation",  the  Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                        Years ended December 31,
                                                                   -------------------------------
                                                                       1997                  1996
                                                                   ----------             --------
Net Income (Loss)                            As reported           $(407,438)             $395,330
                                             Pro forma             $(407,438)             $331,895

Net Income (Loss) per share                  As reported               $(.01)                $0.01
                                             Pro forma                 $(.01)                $0.01


Of the 5,295,000 outstanding incentive stock options at December 31, 1997, 3,795,000 options are fully vested at December 31, 1997 and 1,500,000 options vest in 1998.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1997 and 1996: dividend yield of 0%, expected volatility of 29.55%, risk free interest rates ranging from 5.77% to 6.41% over a 5 year period, and an expected life of 3 years.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants

In connection with issuance of common shares for cash during 1996, 1,000,000 warrants to purchase common shares were issued. The warrants have an exercise price of $.35 per share and expire December 31, 2001 if not exercised. No warrants were issued in 1997.

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, notes receivable, accounts payable, notes payable, and other liabilities are carried at amounts that reasonably approximate their fair values.


NOTE 13:  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two principal business segments: medical receivables and software and maintenance sales. Summarized financial information by significant business segments as of and for the years ended December 31, 1997 and 1996 is as follows:

                                                 1997           1996
                                             -----------    -----------
Revenues:
     Medical fees                            $ 3,597,864    $   211,864
     Software and maintenance sales            1,502,445      2,461,562
     Other                                       189,545        313,482
                                             -----------    -----------

                                             $ 5,289,854    $ 2,986,908
                                             ===========    ===========

Operating income (loss):
     Medical fees                            $   183,385    $    30,312
     Software and maintenance sales             (578,787)       194,458
     Corporate                                  (346,192)        (1,376)
                                             -----------    -----------

                                             $  (741,594)   $   223,394
                                             ===========    ===========

Total assets:
     Medical fees                            $ 3,203,952    $      --
     Software and maintenance sales            1,604,693      1,505,624
     Corporate                                   497,368        359,063
                                             -----------    -----------

                                             $ 5,306,013    $ 1,864,687
                                             ===========    ===========




                                   (Continued)
                                      F-22

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 13:  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                               1997           1996
                                             --------       --------

Depreciation and amortization:
     Medical fees                            $ 93,786       $   --
     Software and maintenance sales           295,089        205,768
     Corporate                                  9,208          7,910
                                             --------       --------

                                             $398,083       $213,678
                                             ========       ========

Capital expenditures:
     Medical fees                            $534,139       $   --
     Software and maintenance sales           193,160        484,304
     Corporate                                   --            5,308
                                             --------       --------

                                             $727,299       $489,612
                                             ========       ========


NOTE 14:  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

Significant fourth quarter adjustments were recorded as follows:

     Depreciation and amortization expense                  $112,000
     Accounts receivable adjustment for bad debts            530,000
     Reduction in gain or sale of assets                     130,000
                                                            --------
                                                             772,000
     Less:  Income tax effect                                   --
                                                            --------
         Fourth quarter adjustments, net                    $772,000
                                                            ========

NOTE 15:  SUBSEQUENT EVENTS

On April 30, 1998, the Company entered into an agreement to sell its ownership in Sandy Home Health, Inc. (a Utah Corporation). The total sales price was $200,000 payable pursuant to the terms of a promissory note dated May 1, 1998. The promissory note is due May 1, 2001 with monthly interest payments starting June 1, 1998. The interest rate is the prime rate as published in the Wall Street Journal, plus 2% per annum.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 15:  SUBSEQUENT EVENTS (CONTINUED)

On April 1, 1998, the Company purchased the assets and assumed certain liabilities of Med-Sport Therapy & Rehabilitation Center, Inc. and compensated the previous owners as follows:

                                                        Amount Due
               Date                                  Previous Owners
         -------------                               ---------------
         April 1, 1998                                 $  38,000
           May 1, 1998                                    33,000
          July 1, 1998                                   167,000
                                                       ---------
                                                        $238,000
                                                       =========

On April 1, 1998, the Company entered into a physician coverage and service agreement with Toth Enterprises II, P.A., a Texas professional association doing business as Victory Medical and Family Care and Dr. William G. Franklin. The Company through a subsidiary will provide administrative and management services for the clinic. The assets of Victory Medical and Family Care were purchased by the Company with issuance of 400,000 shares of the Company's common stock.

In April 1998, the Company borrowed $1.4 million from Stone Capital pursuant to the terms of a promissory note which gives Healthcare Innovations, LLC the option to convert the note and its 49% ownership interest to preferred stock.


NOTE 16:  IMPACT OF YEAR 2000 (UNAUDITED)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will not be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The total cost of the Year 2000 project is not expected to be significant.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

NOTE 17:  ACQUISITIONS

In 1997, the Company acquired several medical clinics,  with multiple locations.
This summarizes the total proforma balance sheets of the clinics prior to the purchases and the assets purchased, liabilities assumed and the purchase prices:

                                                                                Proforma Balance Sheets
                                                                   --------------------------------------------
                                                Balance Sheets      Summary of      The Company
                                                of Clinics Prior    Net Assets      December 31,
                                                to Acquisitions      Purchased          1996           Total
                                                ----------------   -----------    --------------    -----------
                                                   (Unaudited)

Assets:
    Current assets                              $ 3,976,755        $ 2,334,523       $   538,501    $ 2,873,024
    Clinic equipment                                   --              434,439              --          434,439
    Property and equipment                          508,256               --              63,349         63,349
    Other assets                                  1,322,561               --           1,262,837      1,262,837
    Goodwill                                           --              603,247              --          603,247
                                                -----------        -----------       -----------    -----------

             Total Assets                       $ 5,807,572        $ 3,372,209       $ 1,864,687    $ 5,236,896
                                                ===========        ===========       ===========    ===========

Liabilities and Stockholders' Deficit:
    Accounts payable and assumed
         liabilities                            $ 2,104,937        $   789,185       $   831,178    $ 1,620,363
    Notes payable and other long-term
         liabilities                              1,284,240          1,958,024         1,323,808      3,281,832
                                                -----------        -----------       -----------    -----------

             Total Liabilities                    3,389,177          2,747,209         2,154,986      4,902,195
                                                -----------        -----------       -----------    -----------

Common stock                                         45,292               --              67,885         67,885
Additional paid-in-capital                        4,388,452               --             810,322        810,322
Accumulated deficit                              (2,015,349)              --          (1,156,467)    (1,156,467)
Treasury stock                                         --                 --             (12,039)       (12,039)
                                                -----------        -----------       -----------    -----------

             Total Stockholders' Deficit          2,418,395               --            (290,299)      (290,299)

Purchase Price
    Cash                                               --              235,000              --             --
    Purchase notes payable                             --              180,000              --             --
    Common stock issued                                --              210,000              --             --
                                                -----------        -----------       -----------    -----------

             Total Purchase Price                      --              625,000              --             --
                                                -----------        -----------       -----------    -----------

             Total Liabilities, Stockholders'
               Deficit and Parent Company
               Investment                       $ 5,807,572        $ 3,372,209       $ 1,864,687    $ 5,236,896
                                                ===========        ===========       ===========    ===========





                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


NOTE 17:  ACQUISITIONS (CONTINUED)

The following schedule represents a proforma statement of operations for the twelve months preceding the acquisitions as if they were made January 1, 1996:

                               The Company    Acquisitions      Total
                               -----------    ------------   ------------
                                               (Unaudited)

Statement of Operations
-----------------------

Revenues                      $  2,986,908   $  8,091,823    $ 11,078,731
Cost of Revenues                   816,026      2,198,627       3,014,653
                              ------------   ------------    ------------

Gross Profit                     2,170,882      5,893,196       8,064,078
Operating Expenses               1,947,488      4,882,285       6,829,773
                              ------------   ------------    ------------

Income From Operations             223,394      1,010,911       1,234,305

Other Income (Expense)              85,802              8          85,810
Income Tax                            --         (374,918)       (374,918)
                              ------------   ------------    ------------

Income From Operations             309,196        636,001         945,197

Gain on Debt Extinguishment         86,134        170,298         256,432
                              ------------   ------------    ------------

Net Income                    $    395,330   $    806,299    $  1,201,629
                              ============   ============    ============