Form 10QSB
period 1998-03-31
MB SOFTWARE CORP
filed 1998-06-10
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

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


As of December 31, 1998, 68,580,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes   [ ]               No   [X]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 1998


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                March 31, 1998 (Unaudited)                               F-1-F-2

                Consolidated Statements of Operations  -
                for the Three Months ended March 31, 1998
                (Unaudited)                                              F-3-F4

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31, 1998
                (Unaudited)                                              F-5-F-6

                Notes to Consolidated Financial Statements                 F-7

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations                                            3

PART II - OTHER  INFORMATION


           Item 5  -  Other Information                                     4


           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                          4

SIGNATURES                                                                  4

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31,  December 31,
                                                       1998        1997
                                                    -----------  ------------
                                                    (Unaudited)

CURRENT ASSETS
   Cash                                             $  135,451   $  714,927
   Accounts Receivable -
       Medical receivables, net of
           allowance for doubtful accounts of
           $530,286 and $390,562 in 1998
           and 1997, respectively                    1,458,864    1,403,694
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $11,108 in 1998 and 1997, respectively      369,199      330,634
   Notes receivable - Current Portion                  208,178      108,178
   Prepaid Expenses and Other                            6,040        9,688
                                                    ----------   ----------
              TOTAL CURRENT ASSETS                   2,177,732    2,567,121
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, NET                            422,173      446,803
                                                    ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization           621,859      819,080
   Software Development Costs, net of accumulated
       amortization                                    269,545      405,966
   Note Receivable, net of current portion             374,683      203,569
   Deposits and Other Assets                            83,547       83,627
                                                    ----------   ----------
              TOTAL OTHER ASSETS                     1,349,634    1,512,242
                                                    ----------   ----------

NET ASSETS OF DISCONTINUED OPERATIONS                  180,457      186,362
                                                    ----------   ----------

                                                    $4,129,996   $4,712,528
                                                    ==========   ==========











                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       March 31,    December 31,
                                                        1998           1997
                                                     -----------    -----------

                                                     (Unaudited)

CURRENT LIABILITIES
   Notes Payable                                     $   605,312    $   605,312
   Current Maturities of Long-Term Debt                1,369,695      1,344,229
   Accounts payable                                      279,205        472,286
   Accrued liabilities                                   224,300        250,261
   Other liabilities - related party                      59,000         89,000
   Deferred revenues                                      78,638        108,658
                                                     -----------    -----------
              TOTAL CURRENT LIABILITIES                2,616,150      2,869,746

LONG-TERM DEBT, NET OF CURRENT
       MATURITIES                                        537,811        559,680
                                                     -----------    -----------
              TOTAL LIABILITIES                        3,153,961      3,429,426
                                                     -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES                                        1,593,824      1,754,841
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 68,580,000 shares issued               68,580         68,580
   Additional paid-in capital                          1,035,625      1,035,625
   Accumulated deficit                                (1,709,955)    (1,563,905)
   Treasury stock, at cost; 409,577 shares               (12,039)       (12,039)
                                                     -----------    -----------
              TOTAL SHAREHOLDERS' DEFICIT               (617,789)      (471,739)
                                                     -----------    -----------
                                                     $ 4,129,996    $ 4,712,528
                                                     ===========    ===========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                       ----------------------
                                                        March 31,   March 31,
                                                           1998        1997
                                                       ----------   ---------
REVENUES
   Medical income                                      $ 657,073    $ 532,647
   Service fee and broker income                         164,916         --
   Software & maintenance sales                          162,308      416,264
   Other income                                             --         17,853
                                                       ---------    ---------
           TOTAL REVENUES                                984,297      966,764
                                                       ---------    ---------

COST OF REVENUES
   Cost of software and maintenance                       33,094       96,788
   Cost of medical services                              597,577      307,466
                                                       ---------    ---------
           TOTAL COST OF REVENUES                        630,671      404,254
                                                       ---------    ---------

              GROSS PROFIT                               353,626      562,510
                                                       ---------    ---------

OPERATING EXPENSES
   Selling, general and administrative                   520,056      446,801
   Depreciation and amortization                          88,550       72,119
                                                       ---------    ---------
           TOTAL OPERATING EXPENSES                      608,606      518,920
                                                       ---------    ---------

              INCOME (LOSS) FROM OPERATIONS             (254,980)      43,590

OTHER INCOME (EXPENSES)
   Gain on Sale of Asset                                   1,501         --
   Interest expense                                      (68,969)     (51,508)
   Interest income and other                              21,286         --
                                                       ---------    ---------

              INCOME (LOSS) FROM CONTINUING
                OPERATIONS                              (301,162)      (7,918)

DISCONTINUED OPERATIONS
   (Loss) from operations of discontinued subsidiary      (5,905)        --
                                                       ---------    ---------

              (LOSS) BEFORE MINORITY INTEREST           (307,067)      (7,918)

MINORITY INTEREST INCOME (LOSS)                          161,017         --
                                                       ---------    ---------

              NET (LOSS)                               $(146,050)   $  (7,918)
                                                       =========    =========




                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                Three Months Ended
                                             -------------------------
                                              March 31,    March 31,
                                                1998         1997
                                             -----------   -----------

INCOME PER WEIGHTED AVERAGE
   COMMON SHARE
       Continuing Operations                 $      --     $      --
       Discontinued Operations                      --            --
                                             -----------   -----------

                                             $      --     $      --
                                             ===========   ===========

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                68,580,000    67,885,000
                                             ===========   ===========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                       -----------------------
                                                        March 31,   March 31,
                                                          1998        1997
                                                        ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                   $(146,050)   $  (7,918)
   Adjustments to reconcile net income (loss) to net
       cash used by operating activities:
           Minority Interest In Loss                    (161,017)        --
           Loss from Discontinued Operations               5,905         --
           Depreciation and Amortization                  88,550       72,119
           Gain on Sale of Assets                         (1,501)        --
   Changes in assets and liabilities:
           Trade Accounts Receivable                     (93,735)     (59,300)
           Notes Receivable                                3,489        5,000
           Prepaid expenses and other                      3,648         (250)
           Deposits                                       (3,562)        (154)
           Accounts payable and accrued liabilities     (219,042)     (88,498)
           Other liabilities                             (30,000)     (30,000)
           Deferred revenues                             (30,019)     (36,045)
                                                       ---------    ---------
                      NET CASH USED BY
                          OPERATING ACTIVITIES          (583,334)    (145,046)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                    (1,239)    (125,955)
   Software development costs capitalized                   --        (61,725)
   Proceeds from Sale of Assets                            1,501         --
                                                       ---------    ---------
                      NET CASH PROVIDED (USED) BY
                          INVESTING ACTIVITIES               262     (187,680)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                  (296,404)    (443,113)
   Proceeds from notes payable                           300,000      876,398
                                                       ---------    ---------
                      NET CASH PROVIDED BY
                          FINANCING ACTIVITIES             3,596      433,285
                                                       ---------    ---------









                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,     March 31,
                                                        1998          1997
                                                     ------------   -----------


INCREASE (DECREASE) IN CASH                             (579,476)       100,559

CASH AT BEGINNING OF PERIOD                              714,927        196,653
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   135,451    $   297,212
                                                     ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest          $    28,969    $    25,181
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Issuance of treasury stock in settlement of
           note payable                              $      --      $    45,000
       Note Payable                                         --          (45,000)
       Purchase of Medical Clinics                          --       (1,933,381)
           Goodwill                                         --          (34,247)
           Accounts Payable Assumed                         --          223,018
           Notes Payable                                    --        1,744,610
       Sale of Software Assets                           274,603           --
       Increase in Notes Receivable                     (274,603)          --
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1997. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2:  DISCONTINUED OPERATIONS

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


NOTE 3:  ACQUISITIONS

On April 1, 1998, the Company purchased the assets and assumed certain liability of Med-Sport Therapy & Rehabilitation Center, Inc. and compensated the previous owners as follows:

                                                           Amount Due
                 Date                                   Previous Owners
           -------------                                ---------------
           April 1, 1998                                  $  38,000
           May 1, 1998                                       33,000
           July 1, 1998                                     167,000
                                                          ---------
                                                          $ 238,000
                                                          =========

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

                              SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.       BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes the disclosures herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the most recent financial statements of MB Software Corporation included in the Company's report on Form 10-KSB for the year ended December 31, 1997.

The interim financial information included herein is unaudited; however it reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
MB Software Corporation as previously announced, continued its transition away from a single-dimensional software company, toward a healthcare company that maximizes its software heritage. The Company owns and manages nine healthcare operations in sites concentrated in Florida, Texas, Nevada, Utah and California.

In April 1998, the Company acquired two major clinics with substantial revenue base, while divesting itself of two less cost effective operations. Acquired was the Victory Medical and Family Health Clinic based in Austin, Texas. Victory Medical is a multi-specialty clinic with a strong physical medicine and family practice orientation. The Company acquired a Fort Worth Rehab Clinic as it continues its focus on Physical Medicine and the Rehab business. The Company plans to expand its technology to offer more services that are not being offered in the Clinics at the present time, thereby enhancing the revenue and growth base for both facilities. The Company divested itself of Santiago SDS, Inc., a Newport Beach, California based software business serving billing centers, sole practitioner physicians and multi-specialty clinics. The Company retained ownership to OneClaim Plus(TM), its proprietary practice management software that it continues to use throughout its multi-state operations. Moreover, the Company also sold Sandy Home Health in the quarter ended March 31, 1998 and opted to focus on healthcare operations with greater profit potential and less administrative overhead.

Results of Operations

Note: The Company will amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to reflect changes made to its financial statements in connection with the annual audit. The results set forth below for the quarter ended March 31, 1997 represent the results that will be included in the amended Form 10-Q.

This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended March 31, 1998. Revenues in the quarter ended March 31, 1997, inched upward to $984,297, over $966,764 reported in the same quarter, 1997. Revenues were generated primarily from medical services and to less extent from service fees and software sales.

Operating Expenses increased to $608,606 in the quarter ended March 31, 1998 compared to 518,920 for the same quarter of 1997, a 17% increase in operating expenses. Said increase was directly attributable to operational realignment of companies.

The Company reported a net loss of ($146,050) in the quarter ended March 31, 1998 over the same period in 1997. Major contributors to the shortfall were depreciation, write-downs and credit adjustments.

Total current liabilities decreased to $2,616,150 for the quarter ended March 31, 1998 compared to $3,012,424 for the same period in 1997.

The Company maintains that a strategy of healthcare acquisitions coupled with cost effective software systems and management are proven and methodology.

Liquidity and Capital Resources

As of March 31, 1998, the Company reported total assets of $4,129,996 as compared to $4,103,141 for the same period in 1997, Net working capital was ($438,418) for the quarter ended March 31, 1998 for ($512,311) for the quarter ended March 31, 1997.


PART II  -  OTHER INFORMATION

ITEM 5.     OTHER INFORMATION


ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits - All exhibits are incorporated by reference from prior filings with the Commission.

Financial Statements - See Item 1 for financial statements filed with this report.

Reports on Form 8-K - Form 8-K filed March 23, 1998.


--------------------------------------------------------------------------------
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MB SOFTWARE CORPORATION



Date: June 9, 1998                          /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)