Form 10QSB/A
period 1997-03-31
MB SOFTWARE CORP
filed 1998-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ] No [ X ]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                Yes [ X ] No [ ]


As of December 31, 1997, 67,885,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                Yes [ ] No [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 1997


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                March 31, 1996 (Unaudited)                               F-1

                Consolidated Statements of Operations  -
                for the Three Months ended March 31, 1997
                (Unaudited)                                              F-3

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31, 1997
                (Unaudited)                                              F-4

                Notes to Consolidated Financial Statements               F-6

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations                                          F-7

PART II - OTHER  INFORMATION


           Item 5  -  Other Information                                   3


           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                        3

SIGNATURES                                                                3

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     March 31,   December 31,
                                                       1997         1996
                                                    -----------  ----------
                                                    (Unaudited)

CURRENT ASSETS
   Cash                                             $  297,212   $  196,653
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts of
           $103,725 in 1997                            483,018         --
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $33,487 and $33,487, respectively         1,694,750      311,965
   Notes receivable - current portion                    5,000       10,000
   Prepaid expenses and other                           20,133       19,883
                                                    ----------   ----------

              TOTAL CURRENT ASSETS                   2,500,113      538,501
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, NET                            299,250       63,349
                                                    ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization           856,972      850,109
   Software development costs, net of accumulated
       amortization                                    428,161      394,240
   Deposits and other assets                            18,645       18,488
                                                    ----------   ----------

              TOTAL OTHER ASSETS                     1,303,778    1,262,837
                                                    ----------   ----------

                                                    $4,103,141   $1,864,687
                                                    ==========   ==========











                          The accompanying notes are an
            integral part of these consolidated financial statements.

                                   (Continued)
                                       F-1

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                      March 31,    December 31,
                                                       1997            1996
                                                    -----------    ------------
                                                    (Unaudited)

CURRENT LIABILITIES
   Notes payable                                     $ 2,323,592    $   209,123
   Current maturities of long-term debt                   31,208         32,906
   Accounts payable                                      250,899        149,741
   Accrued liabilities                                   134,742        101,382
   Other liabilities - related party                     149,000        179,000
   Deferred revenues                                     122,983        159,026
                                                     -----------    -----------

              TOTAL CURRENT LIABILITIES                3,012,424        831,178

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities           1,348,932      1,283,808
   Other liabilities                                      40,000         40,000
                                                     -----------    -----------

              TOTAL LIABILITIES                        4,401,356      2,154,986
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 67,885,000 shares issued               67,885         67,885
   Additional paid-in capital                            810,322        810,322
   Accumulated deficit                                (1,164,383)    (1,156,467)
   Treasury stock, at cost; 409,577 shares               (12,039)       (12,039)
                                                     -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT               (298,215)      (290,299)
                                                     -----------    -----------

                                                     $ 4,103,141    $ 1,864,687
                                                     ===========    ===========









                          The accompanying notes are an
            integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended
                                         ----------------------------
                                           March 31,       March 31,
                                              1997            1996
                                         ------------    ------------
REVENUES
   Medical income                        $    532,647    $       --
   Service fee and broker income                 --             1,816
   Software & maintenance sales               416,264         603,099
   Other income                                17,853          30,008
                                         ------------    ------------

           TOTAL REVENUES                     966,764         634,923
                                         ------------    ------------

COST OF REVENUES
   Cost of software and maintenance            96,788         102,839
   Cost of medical services                   307,466            --
                                         ------------    ------------

           TOTAL COST OF REVENUES             404,254         102,839
                                         ------------    ------------

              GROSS PROFIT                    562,510         532,084
                                         ------------    ------------

OPERATING EXPENSES
   Selling, general and administrative        446,801         429,839
   Depreciation and amortization               72,119           5,616
                                         ------------    ------------

           TOTAL OPERATING EXPENSES           518,920         435,455
                                         ------------    ------------

              INCOME FROM OPERATIONS           43,590          96,629

OTHER INCOME (EXPENSES)
   Interest expense                           (51,508)         (1,038)
   Other                                         --            (2,211)
                                         ------------    ------------

              NET (LOSS) INCOME          $     (7,918)   $     93,379
                                         ============    ============

INCOME PER WEIGHTED AVERAGE
   COMMON SHARE                          $       --      $       --
                                         ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                             67,885,000      49,815,000
                                         ============    ============





                          The accompanying notes are an
            integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                        March 31,   March 31,
                                                           1997        1996
                                                       ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $  (7,918)   $  93,379
   Adjustments to reconcile net (loss) income to net
       cash used by operating activities:
           Depreciation and amortization                  72,119        5,616
   Changes in assets and liabilities:
           Trade accounts receivable                     (59,300)     (61,793)
           Notes receivable                                5,000         --
           Prepaid expenses and other                       (250)        --
           Deposits                                         (154)        (700)
           Accounts payable and accrued liabilities      (88,498)     (72,345)
           Other liabilities                             (30,000)     350,033
           Deferred revenues                             (36,045)      48,722
           Other                                            --          1,034
                                                       ---------    ---------
                      NET CASH (USED) PROVIDED BY
                          OPERATING ACTIVITIES          (145,046)     363,946
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (125,955)      (4,725)
   Software development costs capitalized                (61,725)     (38,279)
   Change in notes receivable                               --         (9,000)
                                                       ---------    ---------
                      NET CASH (USED) BY
                          INVESTING ACTIVITIES          (187,680)     (52,004)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                  (443,113)    (159,246)
   Proceeds from notes payable                           876,398      454,000
   Change in cash overdraft                                 --        (14,277)
   Proceeds from common stock issuance                      --         45,000
                                                       ---------    ---------
                  NET CASH PROVIDED BY
                          FINANCING ACTIVITIES           433,285      325,477
                                                       ---------    ---------







                          The accompanying notes are an
            integral part of these consolidated financial statements.

                                   (Continued)
                                       F-4

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                 Three Months Ended
                                              --------------------------
                                                March 31,     March 31,
                                                    1997         1996
                                              -----------    -----------


INCREASE (DECREASE) IN CASH                   $   100,559    $   (13,535)

CASH AT BEGINNING OF PERIOD                       196,653         36,535
                                              -----------    -----------

CASH AT END OF PERIOD                         $   297,212    $    23,000
                                              ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest   $    25,181    $     1,038
                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Purchase of medical clinics             (1,933,381)          --
           Goodwill                               (34,247)          --
           Accounts payable assumed               223,018           --
           Notes payable                        1,744,610           --
                                              -----------    -----------

                                              $      --      $      --
                                              ===========    ===========



















                          The accompanying notes are an
            integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1996. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2:  ACQUISITION

In February 1997, the Company acquired two medical clinics, one in Utah and one in Florida. The Utah clinic, Color Country Health Express, Inc., has three (3) locations; and the Florida clinic, North Florida Physical Medicine Associates, has two (2) locations.

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
Software Corporation has begun to strengthen its position in healthcare through application of strategy to augment and leverage its core business. In the quarter ended March 31, 1997, the Company maintained its market-share with its current customer install base of 3,500 users comprised of physicians, dentists and chiropractors, with over 2,350 physical installs.

The Company embarked on its 1997 Strategic Plan which called for even greater concentration and the quality of customer service within its core business, Santiago SDS, Inc. and build Santiago's revenue stream in two untapped areas Electronic Media Claims (EMC) and electronically prepared physician billing statements. Combined, those elements of business represent significant upside revenue potential, to the point of adding materially to profitability without a corresponding offset in operating expense. While introduction of the Company's Windows-95 version of OneClaim Plus continues to prove its ease of use and efficacy in multiple disciplines of physician, dentists and chiropractic practice management in the healthcare market place, the Company also recognizes that incremental growth consistent with projected revenue and profitability targets must be achieved through acquisition of compatible and complementary companies. Such strategies were successfully impacted (?) during the quarter ended March 31, 1997 wherein two acquisitions were accomplished. Both going concerns were transitioned into the Company's Strategic Plan which called for near-term and long-term profitability, without major capitalization or total rebuild. Both acquisitions, Color Country Health Express, Inc. and North Florida Physical Medicine Associates remain ahead of plan in terms of financial and operational improvement.

2. The Company remains focused on its Plan to position all its operating entities so as to benefit from federal and state healthcare legislation. Inflation rates for 1997 continue in check and pose no threat to the Company's operations or strategies.

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

In the quarterly period ended March 31, 1997, revenues from the consolidated entities improved $966,764, an increase of 52% over $634,922 for the same period in 1996. Revenues were generated from software sales, medical and physical medicine services, and claim servicing fees. This was the fifth consecutive quarter of increased revenues for the Company.

Operating Expenses again continued to increase at a decreasing rate when measured against the revenue growth for the quarter. Actual operating expenses for the March 31, 1997 quarter were $518,920, 54% of revenues, compared to $435,455, which were 69% of revenues for the quarter ended March 31, 1996. This cost containment and decrease included a higher than normal non-recurring administrative cost associated with the acquisition of the two target entities.

Total current liabilities for the period ended March 31, 1997 reflected $3,012,424. For the same period in 1996, total current liabilities were $935,672.

The Company's Management continues to fulfill a strategic plan which called for profitability in all operating arms of the Company acquisition of carefully measured medical targets, that would be complimentary to its core software business and aggressive cost containment, despite acquisition costs which traditionally elevate administrative costs. The Company demonstrated continued profitability through strong operational results and exceeded revenue targets. Additionally, Management has developed a focus to contain debt and quickly move to reduce financial obligations associated with the consolidations. (?) Additionally, the company continues to pursue its strategy of forming an alliance with major healthcare entities that share common strategies. One such alliance was effected with Envoy-NEIC in March, 1997. The company plans to leverage distribution of software through existing channels and build critical mass of claim volume through the combined efforts of allianced companies, thereby creating a win-win situation.

Liquidity and Capital Resources
As of March 31, 1997, the Company had total assets of $4,103,141, and increase of 231% over the quarter ended March 31, 1996 which reflected total assets of $1,238,319. Net working capital improved to ($512,311) for the quarter ended March 31, 1997 over ($782,091) for the same period March 31, 1996.

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


                                         MB SOFTWARE CORPORATION



Date: ______, 1997                           /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)