Form 10QSB/A
period 1997-06-30
MB SOFTWARE CORP
filed 1998-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 2054


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

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB/A

                           Quarter Ended June 30, 1997


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                          PAGE

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                June 30, 1997 (Unaudited)                                F-1,F-2

                Consolidated Statements of Operations  -
                for the Six Months and Three Months ended
                June 30, 1997 and 1996 (Unaudited)                          F-3

                Consolidated Statements of Cash Flows
                for the Six Months ended June 30, 1997
                (Unaudited)                                                 F-4

                Notes to Consolidated Financial Statements                  F-6

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations                                            3-4

PART II - OTHER  INFORMATION


           Item 5  -  Other Information                                     5


           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                          5-6

SIGNATURES                                                                  6

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      June 30,   December 31,
                                                        1997        1996
                                                    -----------  ------------
                                                     (Unaudited)

CURRENT ASSETS
   Cash                                             $1,119,052   $  196,653
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts of
           $103,725 in 1997                            538,080         --
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $33,487 and $33,487, respectively         1,798,926      311,965
   Notes receivable - current portion                    5,000       10,000
   Prepaid expenses and other                           22,457       19,883
                                                    ----------   ----------

              TOTAL CURRENT ASSETS                   3,483,515      538,501
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, NET                            300,222       63,349
                                                    ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization           827,964      850,109
   Software development costs, net of accumulated
       amortization                                    431,846      394,240
   Deposits and other assets                            18,645       18,488
                                                    ----------   ----------

              TOTAL OTHER ASSETS                     1,278,455    1,262,837
                                                    ----------   ----------

                                                    $5,062,192   $1,864,687
                                                    ==========   ==========













                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       June 30,     December 31,
                                                         1997          1996
                                                     ------------   ------------
                                                      (Unaudited)

CURRENT LIABILITIES
   Notes payable                                     $ 3,324,138    $   209,123
   Current maturities of long-term debt                   40,941         32,906
   Accounts payable                                      339,357        149,741
   Accrued liabilities                                   222,221        101,382
   Other liabilities - related party                     109,000        179,000
   Deferred revenues                                      93,472        159,026
                                                     -----------    -----------

              TOTAL CURRENT LIABILITIES                4,129,129        831,178

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities           1,334,073      1,283,808
   Other liabilities                                      40,000         40,000
                                                     -----------    -----------

              TOTAL LIABILITIES                        5,503,202      2,154,986
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 67,885,000 shares issued               67,885         67,885
   Additional paid-in capital                            810,322        810,322
   Accumulated deficit                                (1,307,178)    (1,156,467)
   Treasury stock, at cost; 409,577 shares               (12,039)       (12,039)
                                                     -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT               (441,010)      (290,299)
                                                     -----------    -----------

                                                     $ 5,062,192    $ 1,864,687
                                                     ===========    ===========









                   The accompanying notes are an integral part of these condolidated financial statements


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                         ----------------------------    ----------------------------
                                              1997            1996           1997            1996
                                         ------------    ------------    ------------    ------------

REVENUES
   Medical income                        $    991,257    $       --      $  1,523,904    $       --
   Service fee and broker income                 --            34,027            --            35,843
   Software & maintenance sales               394,400         683,599         810,664       1,286,698
   Other income                                13,860         219,992          31,713         250,000
                                         ------------    ------------    ------------    ------------

           TOTAL REVENUES                   1,399,517         937,618       2,366,281       1,572,541
                                         ------------    ------------    ------------    ------------

COST OF REVENUES
   Cost of services and broker fees              --             2,548            --             2,548
   Cost of software and maintenance           115,485          82,617         212,273         185,456
   Cost of medical services                   766,981            --         1,074,447            --
                                         ------------    ------------    ------------    ------------

           TOTAL COST OF REVENUES             882,466          85,165       1,286,720         188,004
                                         ------------    ------------    ------------    ------------

              GROSS PROFIT                    517,051         852,453       1,079,561       1,384,537
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Selling, general and administrative        465,515         565,515         912,316         995,354
   Depreciation and amortization              102,853           4,646         174,972          10,262
                                         ------------    ------------    ------------    ------------

           TOTAL OPERATING EXPENSES           568,368         570,161       1,087,288       1,005,616
                                         ------------    ------------    ------------    ------------

              INCOME FROM OPERATIONS          (51,317)        282,292          (7,727)        378,921

OTHER INCOME (EXPENSES)
   Interest expense                           (91,476)         (7,407)       (142,984)         (8,445)
   Other                                         --           (13,743)           --           (15,954)
                                         ------------    ------------    ------------    ------------

              NET (LOSS) INCOME          $   (142,793)   $    261,142    $   (150,711)   $    354,522
                                         ============    ============    ============    ============

INCOME PER WEIGHTED AVERAGE
   COMMON SHARE                          $      (.002)   $       .005    $      (.002)   $       .007
                                         ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                             67,885,000      49,485,000      67,885,000      49,485,000
                                         ============    ============    ============    ============







                   The accompanying notes are an integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         1997           1996


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $  (150,711)   $   354,522
   Adjustments to reconcile net (loss) income to net
       cash used by operating activities:
           Depreciation and amortization                 174,972         13,163
           Change in allowance for doubtful accounts     103,725           --
   Changes in assets and liabilities:
           Trade accounts receivable                    (322,263)      (144,283)
           Advances                                         --           (1,125)
           Notes receivable                                5,000           --
           Prepaid expenses and other                     (2,574)        (4,500)
           Deposits                                         (157)          (700)
           Accounts payable and accrued liabilities       87,437         17,715
           Other liabilities                             (70,000)       364,266
           Deferred revenues                             (65,554)        79,283
           Other                                            --           (6,812)
                                                     -----------    -----------
                      NET CASH (USED) PROVIDED BY
                          OPERATING ACTIVITIES          (240,125)       671,529
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (138,361)        (8,565)
   Software development costs capitalized               (127,820)       (71,032)
   Change in notes receivable                               --          (21,052)
                                                     -----------    -----------
                      NET CASH (USED) BY
                          INVESTING ACTIVITIES          (266,181)      (100,649)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                  (458,819)       764,600
   Proceeds from notes payable                         1,887,524       (350,411)
   Change in cash overdraft                                 --           29,616
   Proceeds from common stock issuance                      --           45,000
                                                     -----------    -----------
                  NET CASH PROVIDED BY
                          FINANCING ACTIVITIES         1,428,705       (488,805)
                                                     -----------    -----------





                   The accompanying notes are an integral part
                          of these financial statements

                                   (Continued)
                                       F-4

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                              Three Months Ended June 30
                                             ----------------------------
                                                  1997           1996
                                              -----------    -----------


INCREASE (DECREASE) IN CASH                   $   922,399    $    82,075

CASH AT BEGINNING OF PERIOD                       196,653         36,535
                                              -----------    -----------

CASH AT END OF PERIOD                         $ 1,119,052    $   118,610
                                              ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest   $    25,181    $     8,451
                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Purchase of medical clinics            $(1,933,381)   $      --
           Goodwill                               (34,247)          --
           Accounts payable assumed               223,018           --
           Notes payable                        1,744,610           --
                                              -----------    -----------

                                              $      --      $      --
                                              ===========    ===========




















                   The accompanying notes are an integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1996. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2:  ACQUISITION

In February 1997, the Company acquired two medical clinics, one in Utah and one in Florida. The Utah clinic, Color Country Health Express, Inc., has three (3) locations; and the Florida clinic, North Florida Physical Medicine Associates, has two (2) locations.

                             MB SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)




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

The Company continued to perform in accordance with its targets for the year; however, for the quarter ended June 30, 1997, a steeper than anticipated expense curve occurred from consolidation of Company functions which softened profit margins, although the quarter still remained profitable. In each operating arm, the Company realigned management, streamlined or downsized staff, reduced fixed cost and explored expansion plans.

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

In the quarter ended June 30, 1997, revenues from the consolidated entities rose to $1,399,517 an increase of 49% over the $937,618 reported for the same period in 1996. The year to date revenue for 1997 of $2,366,281 represents an increase of 50% over the revenue in the same period in 1996 of $1,572,541. This trend continues to show strong revenue growth and it represents the sixth continued quarter of increased revenues for the Company.

Cost of revenues and operating expenses for the quarter ended June 30, 1997 were $882,466 and $568,368 respectively. This is an increase of 936% over the cost of revenues of $85,165 and a slight decrease in operating expenses of $570,161 for the same period in 1996. Year to date 1997 cost of revenues plus operating expenses exceeded total revenue by $7,727. This decrease over the prior year is primarily due to increased expenses incurred with the restructuring of Santiago SDS, Inc.'s marketing plan, reduced sales while refocusing that marketing campaign, and miscellaneous unanticipated additional expenses related to the Florida acquisition and operational improvements.

Total assets increased to $5,062,192. This increase from December 31, 1996 is largely attributable to the increase in receivables via increased revenue in 1997. The nature of revenues generated from the subsidiaries acquired during 1997 lends themselves to larger receivables balances. Additionally, an influx of $1,000,000 of cash occurred near the end of the quarter. This represents a short-term note payable.

Total liabilities increased to $5,503,202 from the December 31, 1996 balance of $2,154,986. The escalation of liabilities was largely due to the $1,000,000 short-term note mentioned above, debt assumed with acquisitions, and debt incurred through normal operations.

Liquidity and Capital Resources
As of June 30, 1997, the Company had total assets of $5,062,192 with current assets of $3,483,515, property and equipment $300,222 and other assets totaling $1,278,455. Total current liabilities at June 30, 1997 were $4,129,129 with total long-term liabilities equaling $1,374,073. Loans to the Company by certain of its officers, directors and shareholders totaled to $2,744,430. Net working capital at the end of the period was ($645,614), an decrease from the quarter ended March 31, 1997 which net working capital equaled ($512,311).

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


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SHCEDULES AND REPORTS ON FORM 8-K

Exhibits

10.1 Operating Agreement dated as of August 1, 1997 for Healthcare Innovations, LLC *

10.2 LLC Preorganizational Agreement dated as of August 1, 1997 among the Company, HI and Imagine *

10.3 Services Agreement dated as of August 1, 1997 between HI and the Company *

10.4 Promissory Note dated as of August 1, 1997 in the principal amount of $500,000 executed by the Company as maker in favor of Imagine *

10.5 Amended and Restated Pledge Agreement dated as of August 1, 1997 among the Company, Imagine and Robert T. Shaw *

*  To be filed by amendment.

Financial Statements - See Item 1 for financial statements filed with this report.


Reports on Form 8-K - Original 8-K was filed on February 6, 1997 and an Amendment No. 1 was filed April 4, 1997.

--------------------------------------------------------------------------------








                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MB SOFTWARE CORPORATION



Date:  June 30, 1998                            /s/ Scott A. Haire
                                            ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)