Form 10QSB/A
period 1997-09-30
MB SOFTWARE CORP
filed 1998-08-14
CIK 714256

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


As of September 30, 1997, 68,032,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                Yes [ ] No [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB/A

                        Quarter Ended September 30, 1997


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                           PAGE

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                September 30, 1997 (Unaudited) and
                December 31, 1996 (Audited)                              F-1,F-2

                Consolidated Statements of  Operations
                for the Nine Months ended September 30, 1997 (Unaudited
                and  December 31, 1996 (Audited)                            F-3

                Consolidated Statements of  Cash Flow
                for the Nine Months and Three Months ended
                September 30, 1997 and September 1996 (Unaudited)           F-5

                Notes to Consolidated Financial Statements                  F-7

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition or Plan of Operation         3-4


PART II - OTHER  INFORMATION



           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                           5





SIGNATURES                                                                   5

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                          ASSETS

                                                    September 30, December 31,
                                                       1997           1996
                                                    ------------  -----------
                                                    (Unaudited)

CURRENT ASSETS
   Cash                                             $  855,060   $  196,653
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts of
           $397,677 in 1997                          1,536,241         --
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $33,487 and $33,487, respectively           379,059      311,965
   Notes receivable - current portion                  171,315       10,000
   Prepaid expenses and other                           39,390       19,883
                                                    ----------   ----------

              TOTAL CURRENT ASSETS                   2,981,065      538,501
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, NET                            430,566       63,349
                                                    ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization         1,179,357      850,109
   Software development costs, net of accumulated
       amortization                                    434,845      394,240
   Note receivable, net of current portion             208,658         --
   Deposits and other assets                            85,765       18,488
                                                    ----------   ----------

              TOTAL OTHER ASSETS                     1,908,625    1,262,837
                                                    ----------   ----------

                                                    $5,320,256   $1,864,687
                                                    ==========   ==========












                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                     September 30,  December 31,
                                                         1997         1996
                                                     -------------  ------------
                                                      (Unaudited)

CURRENT LIABILITIES
   Notes payable                                     $   516,238    $   209,123
   Current maturities of long-term debt                1,397,550         32,906
   Accounts payable                                      876,832        149,741
   Accrued liabilities                                   304,899        101,382
   Other liabilities - related party                      79,000        179,000
   Deferred revenues                                      79,500        159,026
                                                     -----------    -----------

              TOTAL CURRENT LIABILITIES                3,254,019        831,178

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities             594,433      1,283,808
   Other liabilities                                      40,000         40,000
                                                     -----------    -----------

              TOTAL LIABILITIES                        3,888,452      2,154,986
                                                     -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES                                        1,826,452           --

COMMITMENTS AND CONTINGENCIES                               --             --

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 68,032,000 and 67,885,000 shares
        issued, respectively                              68,032         67,885
   Additional paid-in capital                            825,047        810,322
   Accumulated deficit                                (1,275,688)    (1,156,467)
   Treasury stock, at cost; 409,577 shares               (12,039)       (12,039)
                                                     -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT               (394,648)      (290,299)
                                                     -----------    -----------

                                                     $ 5,320,256    $ 1,864,687
                                                     ===========    ===========





                   The accompanying notes are an integral part of these condolidated financial statements


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      --------------------------------    -------------------------------
                                             1997           1996               1997           1996
                                         -----------    -----------        -----------    -----------

REVENUES
   Medical income                        $ 1,195,781    $      --          $ 2,719,685    $      --
   Service fee and broker income              71,906        119,190             71,906        404,026
   Software & maintenance sales              344,058        558,344          1,154,722      1,845,042
   Other income                                 --             --               31,713          1,008
                                         -----------    -----------        -----------    -----------

           TOTAL REVENUES                  1,611,745        677,534          3,978,026      2,250,076
                                         -----------    -----------        -----------    -----------

COST OF REVENUES
   Cost of services and broker fees             --             --                 --            2,548
   Cost of software and maintenance          159,312        140,769            371,585        326,226
   Cost of medical services                1,093,666           --            2,168,113           --
                                         -----------    -----------        -----------    -----------

           TOTAL COST OF REVENUES          1,252,978        140,769          2,539,698        328,774
                                         -----------    -----------        -----------    -----------

              GROSS PROFIT                   358,767        536,765          1,438,328      1,921,302
                                         -----------    -----------        -----------    -----------

OPERATING EXPENSES
   Selling, general and administrative       574,011        433,944          1,486,327      1,429,299
   Depreciation and amortization              98,736           --              273,708         10,262
                                         -----------    -----------        -----------    -----------

           TOTAL OPERATING EXPENSES          672,747        433,944          1,760,035      1,439,561
                                         -----------    -----------        -----------    -----------

              INCOME (LOSS) FROM
                 OPERATIONS                 (313,980)       102,821           (321,707)       481,741
                                         -----------    -----------        -----------    -----------

OTHER INCOME (EXPENSE)
   Gain on sale of assets                    269,724           --              269,724           --
   Interest expense                         (129,462)          --             (272,446)          --
   Other                                      31,660          2,675             31,660        (21,724)
                                         -----------    -----------        -----------    -----------

           TOTAL OTHER INCOME
              (EXPENSE)                      171,922          2,675             28,938        (21,724)
                                         -----------    -----------        -----------    -----------

              NET (LOSS) INCOME
                 FROM CONTINUING
                 OPERATIONS BEFORE
                 MINORITY INTEREST       $  (142,058)   $   105,496        $  (292,769)   $   460,017




                                   (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (CONTINUED)


                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                  --------------------------------    -------------------------------
                                     1997              1996                 1997           1996
                                     ----              ----                 ----           ----

MINORITY INTEREST IN (LOSS)       $    173,548   $         --          $    173,548    $       --
                                  ------------   --------------        ------------    ------------

              NET INCOME (LOSS)   $     31,490   $      105,496        $   (119,221)   $    460,017
                                  ============   ==============        ============    ============

INCOME PER WEIGHTED AVERAGE
   COMMON SHARE                   $        .00   $          .00        $       (.00)   $        .01
                                  ============   ==============        ============    ============

WEIGHTED-AVERAGE COMMON
   SHARES OUTSTANDING               67,921,750       67,885,000          67,899,700      67,885,000
                                  ============   ==============        ============    ============

































                   The accompanying notes are an integral part of these consolidated financial statements


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended September30,
                                                      ------------------------------
                                                           1997           1996
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $  (119,221)   $   460,017
   Adjustments to reconcile net (loss) income to net
       cash used by operating activities:
           Depreciation and amortization                   273,708         13,163
           Change in allowance for doubtful accounts       397,677           --
           Minority interest in loss                      (173,548)          --
           Gain on sale of assets                         (269,724)          --
   Changes in assets and liabilities:
           Trade accounts receivable                       138,921       (150,876)
           Advances                                           --          (44,652)
           Notes receivable                                (23,162)          --
           Prepaid expenses and other                      (19,507)       (16,064)
           Deposits                                          1,159           (700)
           Accounts payable and accrued liabilities         97,119         40,550
           Other liabilities                              (100,000)       408,081
           Deferred revenues                               (79,526)        28,103
                                                       -----------    -----------
                      NET CASH (USED) PROVIDED BY
                          OPERATING ACTIVITIES             123,896        737,622
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                    (299,135)       (20,466)
   Software development costs capitalized                 (175,925)      (177,042)
   Organizational costs                                    (72,832)          --
                                                       -----------    -----------
                      NET CASH (USED) BY
                          INVESTING ACTIVITIES            (547,892)      (197,508)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                   1,545,840        790,949
   Proceeds from notes payable                          (2,478,309)      (350,446)
   Minority investment in subsidiaries                   2,000,000           --
   Change in cash overdraft                                   --           29,616
   Proceeds from common stock issuance                      14,872        (17,400)
   Paid-in capital                                            --           17,402
   Purchase of treasury stock                                 --          (45,000)
                                                       -----------    -----------
                  NET CASH PROVIDED BY
                          FINANCING ACTIVITIES           1,082,403        425,121
                                                       -----------    -----------


                   The accompanying notes are an integral part
                          of these financial statements

                                   (Continued)
                                       F-5



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                            Nine Months Ended September 30,
                                                            ------------------------------
                                                                  1997          1996
                                                              -----------    -----------


INCREASE (DECREASE) IN CASH                                   $   658,407    $   114,993

CASH AT BEGINNING OF PERIOD                                       196,653         36,535
                                                              -----------    -----------

CASH AT END OF PERIOD                                         $   855,060    $   151,529
                                                              ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest                   $   153,580    $      --
                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Purchase of medical clinics
           Medical assets acquired                            $(2,260,028)   $      --
           Goodwill acquired                                     (477,665)          --
           Accounts payable and accrued liabilities assumed       833,489           --
           Note payable                                         1,894,204           --
           Note receivable reduction                               10,000           --
           Note receivable                                       (346,811)          --
           Proceeds from sale of assets                           346,811           --
                                                              -----------    -----------

                                                              $      --      $      --
                                                              ===========    ===========
















                   The accompanying notes are an integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1996. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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

 In the quarter ended September 30, 1997, revenues improved to $1,611,745, a 137% increase from the $677,534 revenues reported for the same period, 1996. Over the nine month period ended September 30, 1997, revenues improved to $3,978,026, an increase of 77% compared with $2,250,076, in revenues posted for the same period in 1996.

 Net income remained profitable for the third quarter ended September 30, 1997, and for the seventh consecutive quarter; although net income reflected a 700% decrease from the same period in 1996. The Company demonstrated strong results and exceeded profit targets in the first and second quarters of 1997, and while still profitable, the margin of profitability narrowed in the third quarter ended September 30, 1997. For the nine month period ended September 30, 1997, the Company suffered a substantial downturn due to increased cost of revenues, administrative expenses and interest expense over for the same period in 1996.

Cost of revenues and operating expenses for the quarter ended September 30, 1997 increased given the Company's comprehensive efforts to maximize profit margins through on-going emphasis of its acquisitions programs. Actual costs of revenue and operating expenses for the third quarter grew 235% to $1,925,725 and were directly the result of migrating acquired companies into the Company's operational and corporate culture. Operating expenses also included the non-recurring costs associated with further enhancement and refinement of the Windows 95 product. The Company's ability to fund said development from operating revenues evidences management's commitment to a policy of fiscal prudence and incremental revenue growth financed primarily by containment of operating costs. For the nine month period ended September 30, 1997, costs of revenue and operating expenses increased 143% to $4,299,733 from $1,768,335 for the same period in 1996.

Total current liabilities for the quarter ended September 30, 1997 evidenced an upswing of 256% to $3,254,019. Management maintains a core strategy to reduce debt and current liabilities in order to grow the company with minimal debt obligations. This strategy gave way to financial pressures associated with operational consolidations and the need to maintain high levels of service, which is reflected, in higher total current liabilities. While the Company moves to minimize debt, management recognizes that its alliance with Healthcare Innovations forms a strong base of stability, which long term outcomes should prove mutually beneficial for each party.

Liquidity and Capital Resources
As of September 30, 1997, the Company recorded total assets of $5,320,256 with current assets of $2,981,065 and property, equipment and other assets of $2,339,191. Total current liabilities reported September 30, 1997 were $3,254,019. Net working capital during the period ended September 30, 1997 was ($272,954).

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


                                       MB SOFTWARE CORPORATION


Dated:  June 30, 1998                           /s/ Scott A. Haire
                                       ---------------------------
                                       Scott A. Haire, Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Financial Officer)