Form 10QSB
period 1998-03-30
MB SOFTWARE CORP
filed 1998-08-19
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 2054

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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


As of June 30, 1998, 68,700,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                Yes [ ]      No [ X ]



                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                           Quarter Ended June 30, 1998


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                   PAGE NUMBER

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                June 30, 1998 (Unaudited)                                              F-1,F-2

                Consolidated Statements of Operations  -
                for the Six Months and Three Months ended June 30, 1998 and 1997
                (Unaudited)                                                              F-3

                Consolidated Statements of Cash Flows
                for the Six Months ended June 30, 1998
                (Unaudited)                                                            F-4,F-5

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







                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          June 30,    December 31,
                                                            1998         1997
                                                         ----------   ------------
                                                         (Unaudited)

CURRENT ASSETS
   Cash                                                  $  885,297   $  776,079
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts of $621,804
           and $390,572 in 1998 and 1997, respectively    1,633,430    1,632,742
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $11,108 in 1998 and 1997, respectively           616,296      330,634
   Notes receivable - current portion                       306,161      108,178
   Prepaid expenses and other                                 8,748       20,981
                                                         ----------   ----------

              TOTAL CURRENT ASSETS                        3,449,932    2,868,614
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, NET                                 481,187      500,215
                                                         ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization                679,699    1,244,022
   Software development costs, net of accumulated
       amortization                                         232,659      405,966
   Notes receivable, net of current portion                 255,700      203,569
   Deposits and other assets                                 81,796       83,627
                                                         ----------   ----------

              TOTAL OTHER ASSETS                          1,249,854    1,937,184
                                                         ----------   ----------

NET ASSETS OF DISCONTINUED OPERATIONS                       483,801         --
                                                         ----------   ----------

                                                         $5,664,774   $5,306,013
                                                         ==========   ==========







                                   (Continued)



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        June 30,      December 31,
                                                          1998          1997
                                                        ----------    ------------
                                                       (Unaudited)


CURRENT LIABILITIES
   Notes payable                                       $ 2,117,995    $   791,410
   Current maturities of long-term debt                  1,076,762      1,383,711
   Accounts payable                                        562,151        710,446
   Accrued liabilities                                     205,957        359,090
   Other liabilities - related party                        59,000         89,000
   Deferred revenues                                        68,343        108,658
                                                       -----------    -----------

              TOTAL CURRENT LIABILITIES                  4,090,208      3,442,315

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities               598,705        580,596
                                                       -----------    -----------

              TOTAL LIABILITIES                          4,688,913      4,022,911
                                                       -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES                                          1,585,287      1,754,841
                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES                                 --             --

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 68,700,000 and 68,580,000 shares
       issued, respectively                                 68,700         68,580
   Additional paid-in capital                            1,041,505      1,035,625
   Accumulated deficit                                  (1,707,592)    (1,563,905)
   Treasury stock, at cost; 409,577 shares                 (12,039)       (12,039)
                                                       -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT                 (609,426)      (471,739)
                                                       -----------    -----------

                                                       $ 5,664,774    $ 5,306,013
                                                       ===========    ===========






                   The accompanying notes are an integral part of these consolidated financial statements



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                            ----------------------------      --------------------------
                                                1998            1997            1998           1997
                                            ------------    ------------    ------------    ------------

REVENUES
   Medical income                           $    996,131    $    991,257    $  1,653,204    $  1,523,904
   Service fee and broker income                 177,751            --           342,667            --
   Software & maintenance sales                   97,896         394,400         260,204         810,664
   Other income                                     --            13,860            --            31,713
                                            ------------    ------------    ------------    ------------
           TOTAL REVENUES                      1,271,778       1,399,517       2,256,075       2,366,281
                                            ------------    ------------    ------------    ------------

COST OF REVENUES
   Cost of software and maintenance                 --           115,485          14,427         212,273
   Cost of medical services                      694,187         766,981       1,310,431       1,074,447
                                            ------------    ------------    ------------    ------------
           TOTAL COST OF REVENUES                694,187         882,466       1,324,858       1,286,720
                                            ------------    ------------    ------------    ------------

              GROSS PROFIT                       577,591         517,051         931,217       1,079,561
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Selling, general and administrative           426,223         465,515         946,279         912,316
   Depreciation and amortization                  93,707         102,853         182,257         174,972
                                            ------------    ------------    ------------    ------------
           TOTAL OPERATING EXPENSES              519,930         568,368       1,128,536       1,087,288
                                            ------------    ------------    ------------    ------------

              INCOME (LOSS) FROM
                 OPERATIONS                       57,661         (51,317)       (197,319)         (7,727)

OTHER INCOME (EXPENSES)
   Interest expense                              (69,726)        (91,476)       (138,695)       (142,984)
   Other                                          59,472            --            82,259            --
                                            ------------    ------------    ------------    ------------

              INCOME (LOSS) FROM
                 CONTINUING OPERATIONS            47,407        (142,793)       (253,755)       (150,711)

DISCONTINUED OPERATIONS
   (Loss) from operations of discontinued
       subsidiaries                              (53,581)           --           (59,486)           --
                                            ------------    ------------    ------------    ------------
              (LOSS) BEFORE MINORITY
                 INTEREST                         (6,174)       (142,793)       (313,241)       (150,711)

MINORITY INTEREST                                  8,537            --           169,554            --
                                            ------------    ------------    ------------    ------------

              NET INCOME (LOSS)             $      2,363    $   (142,793)   $   (143,687)   $   (150,711)
                                            ============    ============    ============    ============

INCOME PER WEIGHTED AVERAGE
   COMMON SHARE                             $       .000    $      (.002)   $      (.002)   $      (.002)
                                            ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                68,670,000      67,885,000      68,631,428      67,885,000
                                            ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended June 30,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                          $  (143,687)   $  (150,711)
   Adjustments to reconcile net (loss) to net
       cash used by operating activities:
           Depreciation and amortization                   182,257        174,972
           Minority interest                              (169,554)          --
           Change in allowance for doubtful accounts       231,232        103,725
   Changes in assets and liabilities:
           Trade accounts receivable                      (517,582)      (322,263)
           Notes receivable                                 24,489          5,000
           Prepaid expenses and other                        6,778         (2,574)
           Deposits                                           --             (157)
           Accounts payable and accrued liabilities       (301,428)        87,437
           Other liabilities                               (30,000)       (70,000)
           Deferred revenues                               (40,315)       (65,554)
           Other                                           (83,965)          --
                                                       -----------    -----------

                      NET CASH (USED) BY
                          OPERATING ACTIVITIES            (841,775)      (240,125)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                     (92,752)      (138,361)
   Software development costs capitalized                     --         (127,820)
                                                       -----------    -----------

                      NET CASH (USED) BY
                          INVESTING ACTIVITIES             (92,752)      (266,181)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                  (1,274,858)      (458,819)
   Proceeds from notes payable                           2,312,603      1,887,524
   Proceeds from common stock issuance                       6,000           --
                                                       -----------    -----------

                  NET CASH PROVIDED BY
                          FINANCING ACTIVITIES           1,043,745      1,428,705
                                                       -----------    -----------




                   The accompanying notes are an integral part
                          of these financial statements

                                   (Continued)
                                       F-4

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                               Six Months Ended June 30
                                              ---------------------------
                                                   1998           1997
                                               ------------- -----------


INCREASE IN CASH                              $   109,218    $   922,399

CASH AT BEGINNING OF PERIOD                       776,079        196,653
                                              -----------    -----------

CASH AT END OF PERIOD                         $   885,297    $ 1,119,052
                                              ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest   $    35,395    $    25,181
                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Purchase of medical clinics            $      --      $(1,933,381)
           Goodwill                                  --          (34,247)
           Accounts payable assumed                  --          223,018
           Notes payable                             --        1,744,610
       Sale of software assets                    274,603           --
       Increase in notes receivable              (274,603)          --
                                              -----------    -----------
                                              $      --      $      --
                                              ===========    ===========



















                   The accompanying notes are an integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1997. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


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
                                                      ---------
                                                      $ 238,000
                                                      =========

On April 1, 1998, the Company entered into a physician coverage and service agreement with Toth Enterprises II, P.A., a Texas professional association doing business as Victory Medical and Family Care and Dr. William G. Franklin. The Company through a subsidiary will provide administrative and management services for the clinic. The assets of Victory Medical and Family Care were purchased by the Company with issuance of 400,000 shares of the Company's common stock. As of July 1998, this purchase is being rescinded.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the second quarter of 1998, MB Software Corporation (the "Company") continued its focus on acquiring and operating healthcare businesses that utilize the Company's medical practice management software. Much of the Company's efforts were directed toward integrating the previously acquired practices and streamlining their operations. Specific activities included installation of common practice management systems and reporting mechanisms, realignment of management and staff, and reduction of costs. In addition, the Company continued to explore opportunities for acquiring new businesses and expanding existing operations.

The Company is in the process of evaluating its Year 2000 ("Y2K") compliance status. A special committee of the Company's Board of Directors has been appointed to oversee the Company's Y2K compliance efforts. The Company believes that its proprietary medical practice management software, One ClaimPlus(TM), is Y2K compliant. The Company is currently evaluating the effects that the Y2K problem may have on its healthcare operations. Because the Company has not completed this review, it is impossible to predict the effect that the Y2K problem may have on the Company's healthcare operations. A Y2K related problem, whether through a failure of the Company's medical equipment, through a failure of a third party dealing with the Company (such as a utility provider, or a third party payor of a medical claim), or otherwise, could have a material adverse effect on the Company and its results of operation. The Company is attempting to survey its major third party vendors, especially medical equipment manufacturers, regarding their Y2K compliance status. The Company expects to develop a contingency plan for Y2K failures with respect to its medical equipment.

Results of Operations

This section discusses the results of operations of the Company and its subsidiaries for the quarterly period ended June 30, 1998.

In the quarter ended June 30, 1998, revenues from the consolidated entities were $1,271,778 compared to $1,399,517 reported for the same period in 1997. The year to date revenue for 1998 of $2,256,075 compared to $2,366,281 for the year to date of 1997.

Cost of revenues and operating expenses for the quarter ended June 30, 1998 were $694,187and $519,930 respectively. Year to date 1998 cost of revenues plus operating expenses exceeded total revenue by ($197,319) as compared to ($7,727) for the same period in 1997.

Total current assets increased to $3,449,932. This increase from December 31, 1997 is largely attributable to the increase in receivables. The nature of revenues generated from the subsidiaries acquired during 1998 lends themselves to larger receivables balances.

Total liabilities increased to $4,688,913 from the December 31, 1997 balance of $4,022,911.

Liquidity and Capital Resources

As of June 30, 1998, the Company had total assets of $5,664,774 with current assets of $3,449,932, property and equipment $481,187 and other assets tota1$1,249,854. Total current liabilities at June 30, 1998 were $4,090,208 with total long-term liabilities equaling $598,705. Loans to the Company by certain of its officers, directors and shareholders totaled $3,198,808. Net working capital at the end of the period was ($640,276).

The Company is actively engaging in acquisitions of complementary companies, development of software products, and developing greater market share for specific products and services. It is impossible to predict what impact, if any, the above will have on the operating results of the Company. The Company will attempt to enhance cash flows from operations through sales efforts and operating efficiencies and in addition, may attempt to seek financing opportunities to obtain funds in 1998 as necessary to continue the development of the Company, its programs and strategic acquisitions. However, there can be no assurance that the Company will produce additional revenue or profits from these efforts. The Company intends to continue its growth by new acquisitions, adding customers and catering to existing customers as well as aggressively marketing new products and services.


PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 1, 1998, the Company, through a subsidiary, acquired the assets of Victory Medical and Family Care in Austin, Texas for 400,000 shares of the Company's common stock. The subsidiary entered into a services agreement with the physician group in Austin whereby the subsidiary would provide assets and administrative and management services to the practice. Soon after entering into the agreements, disputes arose amoung the parties regarding the representations made in the agreements and the future operations of the practice. The Company filed a lawsuit in Tarrant County, Texas and a counter claim was filed in Travis County, Texas. The parties are currently negotiating a recission of the transaction. On August 11, 1998, the Company entered into a services agreement to provide administrative and management services to a facility providing physical therapy and chiropractic services in Austin, Texas. That facility employs one physician and one chiropractor each of whom were previously affiliated with Victory Medical and Family Care.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits
--------

Financial  Statements  - See Item 1 for  financial  statements  filed  with this
---------------------
report.


Reports on Form 8-K  -
-------------------

     Form 8-K /A filed May 20, 1998; Form 8K filed June 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MB SOFTWARE CORPORATION



Date:  August 19, 1998                 /s/ Scott A. Haire
                                      ----------------------
                                      Scott A.  Haire, Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Financial Officer)