Form 10QSB
period 1998-09-30
MB SOFTWARE CORP
filed 1998-11-20
CIK 714256

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1998

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


As of September 30, 1998, 68,700,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes   [ ]               No   [X]



                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                        Quarter Ended September 30, 1998


INDEX

PART I  -  FINANCIAL INFORMATION                                                   PAGE NUMBER

           Item 1  -  Financial Statements

                Consolidated Balance Sheet
                September 30, 1998 (Unaudited) and December 31, 1997 (Audited)          F-1,F-2

                Consolidated Statements of Operations
                for the Nine Months and Three Months ended  September 30, 1998)
                and September 1997 (Unaudited)                                          F-3,F-4

                Consolidated Statements of  Cash Flow
                for the Nine Months ended September 30, 1998 (Unaudited
                and  December 31,1997   (Audited)                                       F-5,F-6

                Notes to Consolidated Financial Statements                              F-7,F-8

           Item 2  -  Management's Discussion
           and Analysis of Financial Condition or Plan of Operation                     3-6


PART II - OTHER  INFORMATION



           Item 4  - Submission of Matters to Vote by Security Holders                  8

           Item 6  -  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K
                                                 8

SIGNATURES                                                                              9







                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             September 30,   December 31,
                                                                1998           1997
                                                             -------------   ------------
                                                              (Unaudited)

CURRENT ASSETS
   Cash                                                      $  571,518      $  710,335
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts and contractual
           allowances of $ 914,045 and $390,572 in 1998
           and 1997, respectively                             1,588,136        1,383,310
       Trade accounts receivable, net of
           allowance for doubtful accounts of $ 221,222
           $11,108 in 1998 and 1997, respectively               114,140          330,634
   Notes receivable - current portion                           163,835          108,178
   Prepaid expenses and other                                     1,700            2,640
                                                             ----------       ----------

              TOTAL CURRENT ASSETS                            2,439,329        2,535,097
                                                             ----------       ----------

PROPERTY AND EQUIPMENT, NET                                     442,246          413,874
                                                             ----------       ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization                    359,439          799,462
   Software development costs, net of accumulated
       amortization                                             213,331          405,966
   Notes receivable, net of current portion                     255,700          203,569
   Deposits and other assets                                     74,453           80,493
                                                             ----------       ----------

              TOTAL OTHER ASSETS                                902,923        1,489,490
                                                             ----------       ----------

NET ASSETS OF DISCONTINUED OPERATIONS                            32,592          238,138
                                                             ----------       ----------

                                                             $3,817,090       $4,676,599
                                                             ==========       ==========





                                   (Continued)



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       September 30,  December 31,
                                                           1998          1997
                                                       -------------  ------------
                                                       (Unaudited)

CURRENT LIABILITIES
   Notes payable
       Related parties                                 $ 1,700,000    $   300,000
       Other                                               372,556        257,933
   Current maturities of long-term debt
       Related parties                                     917,808      1,298,808
       Other                                                49,659         50,438
   Accounts payable                                        515,032        469,834
   Accrued liabilities                                     224,099        250,261
   Other liabilities - related party                        59,000         89,000
   Deferred revenues                                        39,145        108,657
                                                       -----------    -----------

              TOTAL CURRENT LIABILITIES                  3,877,299      2,824,931

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities
       Related party                                       500,000        500,000
       Other                                                65,566         68,566
                                                       -----------    -----------

              TOTAL LIABILITIES                          4,442,865      3,393,497
                                                       -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES                                          1,445,622      1,754,841
                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES                                 --             --

SHAREHOLDERS' DEFICIT
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 68,700,000 and 68,580,000 shares
       issued, respectively                                 68,700         68,580
   Additional paid-in capital                            1,041,505      1,035,625
   Accumulated deficit                                  (3,169,563)    (1,563,905)
   Treasury stock, at cost; 409,577 shares                 (12,039)       (12,039)
                                                       -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT               (2,071,397)      (471,739)
                                                       -----------    -----------

                                                       $ 3,817,090    $ 4,676,599
                                                       ===========    ===========



                   The accompanying notes are an integral part of these consolidated financial statements




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                       --------------------------------  -------------------------------
                                             1998           1997              1998          1997
                                         -----------    -----------       -----------    -----------

REVENUES
   Medical income                        $ 1,231,213    $ 1,208,090       $ 3,532,648    $ 2,989,155
   Service fee and broker income             112,994         71,906           455,661         71,906
   Software & maintenance sales               35,849        344,058           296,053      1,154,722
   Other income                                 --             --               --           31,713
                                         -----------    -----------       -----------    -----------
                                           1,380,056      1,624,054         4,284,362      4,247,496
       Less contractual adjustments         (443,114)      (547,674)       (1,091,345)      (804,835)
                                         -----------    -----------       -----------    -----------

           NET REVENUES                      936,942      1,076,380         3,193,017      3,442,661
                                         -----------    -----------       -----------    -----------

COST OF REVENUES
   Cost of software and maintenance            7,440        159,312            21,867        371,585
   Cost of medical services                  546,769        614,211         1,857,200      1,688,658
                                         -----------    -----------       -----------    -----------

           TOTAL COST OF REVENUES            554,209        773,523         1,879,067      2,060,243
                                         -----------    -----------       -----------    -----------

              GROSS PROFIT                   382,733        302,857         1,313,950      1,382,418
                                         -----------    -----------       -----------    -----------

OPERATING EXPENSES
   Selling, general and administrative     1,363,271        573,901         2,309,550      1,486,217
   Depreciation and amortization             306,048         88,796           488,305        263,768
                                         -----------    -----------       -----------    -----------

           TOTAL OPERATING EXPENSES        1,669,319        662,697         2,797,855      1,749,985
                                         -----------    -----------       -----------    -----------

              INCOME (LOSS) FROM
                 OPERATIONS               (1,286,586)      (359,840)       (1,483,905)      (367,567)
                                         -----------    -----------       -----------    -----------

OTHER INCOME (EXPENSE)
   Gain on sale of assets                       --          269,724              --          269,724
   Interest expense
       Related parties                       (93,740)      (114,870)         (225,815)      (248,692)
       Other                                  (2,860)        (7,864)           (9,480)       (17,026)
   Other                                       5,091         30,250            87,350         30,250
                                         -----------    -----------       -----------    -----------

           TOTAL OTHER INCOME
              (EXPENSE)                      (91,509)       177,240          (147,945)        34,256
                                         -----------    -----------       -----------    -----------

              NET (LOSS) FROM
                 CONTINUING
                 OPERATIONS BEFORE
                 MINORITY INTEREST        (1,378,095)      (182,600)       (1,631,850)      (333,311)


                                   (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (CONTINUED)


                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                     --------------------------------  -------------------------------
                                           1998            1997              1998            1997
                                      ------------    ------------      ------------    ------------


MINORITY INTEREST IN (LOSS)           $    139,665    $    173,548      $    309,219    $    173,548
                                      ------------    ------------      ------------    ------------

              NET INCOME (LOSS)
                BEFORE DISCONTINUED
                OPERATIONS              (1,238,430)         (9,052)       (1,322,631)       (159,763)
                                      ------------    ------------      ------------    ------------

DISCONTINUED OPERATIONS
   Income (loss) from discontinued
       operations                         (243,085)         40,542          (302,571)         40,542
   Gain on disposal of subsidiary           19,544            --              19,544            --
                                      ------------    ------------      ------------    ------------

              NET INCOME (LOSS)       $ (1,461,971)   $     31,490      $ (1,605,658)   $   (119,221)
                                      ============    ============      ============    ============

INCOME (LOSS) PER SHARE
   Continuing operations              $       (.02)   $       (.00)     $       (.02)   $       (.00)
   Discontinued operations -
       Income (loss) on operations            (.00)            .00              (.00)            .00
       Gain on disposal                        .00            --                 .00            --
                                      ------------    ------------      ------------    ------------


              TOTAL                   $       (.02)   $        .00      $       (.02)   $       (.00)
                                      ============    ============      ============    ============

WEIGHTED-AVERAGE COMMON
   SHARES OUTSTANDING                   68,700,000      67,921,750        68,652,000      67,899,700
                                      ============    ============      ============    ============







                   The accompanying notes are an integral part of these consolidated financial statements



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended September 30,
                                                          ------------------------------
                                                               1998           1997
                                                           ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) from continuing operations                   $(1,322,631)   $  (159,763)
   Adjustments to reconcile net (loss) to net
       cash used by operating activities:
           Depreciation and amortization                       488,305        273,708
           Change in allowance for doubtful accounts and
              contractual allowances                           733,587        397,677
           Minority interest in loss                          (309,219)      (173,548)
           Gain on sale of assets                                 --         (269,724)
   Changes in assets and liabilities:
           Accounts receivable                                (721,919)       138,921
           Notes receivable                                    125,417        (23,162)
           Prepaid expenses and other                              940        (19,507)
           Deposits                                             (4,886)         1,159
           Accounts payable and accrued liabilities             19,036         97,119
           Other liabilities                                   (30,000)      (100,000)
           Deferred revenues                                   (69,512)       (79,526)
                                                           -----------    -----------

                      NET CASH (USED) PROVIDED BY
                          CONTINUING OPERATIONS             (1,090,882)        83,354
                                                           -----------    -----------

                      NET CASH (USED) PROVIDED BY
                          DISCONTINUED OPERATIONS              (77,481)        40,542
                                                           -----------    -----------

                      NET CASH (USED) PROVIDED BY
                          OPERATING ACTIVITIES              (1,168,363)       123,896
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                        (106,298)      (299,135)
   Software development costs capitalized                         --         (175,925)
   Organizational costs                                           --          (72,832)
                                                           -----------    -----------

                      NET CASH (USED) BY
                          INVESTING ACTIVITIES                (106,298)      (547,892)
                                                           -----------    -----------






                   The accompanying notes are an integral part
                          of these financial statements
                                   (Continued)




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1998           1997
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable
       Related parties                                        $  (681,000)   $(2,226,000)
       Other                                                     (348,563)      (252,309)
   Proceeds from notes payable
       Related parties                                          1,700,000      1,017,906
       Other                                                      459,407        527,934
   Minority investment in subsidiaries - related party               --        2,000,000
   Issuance of common stock                                         6,000         14,872
                                                              -----------    -----------

                  NET CASH PROVIDED BY
                          FINANCING ACTIVITIES                  1,135,844      1,082,403
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH                                      (138,817)       658,407

CASH AT BEGINNING OF PERIOD                                       710,335        196,653
                                                              -----------    -----------

CASH AT END OF PERIOD                                         $   571,518    $   855,060
                                                              ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest                   $   174,834    $   153,580
                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Purchase of medical clinics
           Medical assets acquired                            $      --      $(2,260,028)
           Goodwill acquired                                         --         (477,665)
           Accounts payable and accrued liabilities assumed          --          833,489
           Note payable                                              --        1,894,204
           Note receivable reduction                                 --           10,000
           Note receivable                                           --         (346,811)
           Proceeds from sale of assets                              --          346,811
       Sale of software assets                                    233,205           --
       Increase in notes receivable                              (233,205)          --
                                                              -----------    -----------

                                                              $      --      $      --
                                                              ===========    ===========



                   The accompanying notes are an integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1997. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


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

In July 1998, the Company closed C.F.H.C., LLC located in Arlington, Texas.


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
                                                  ---------
                                                  $ 238,000
                                                  =========


On April 1, 1998, the Company entered into a physician coverage and service agreement with Toth Enterprises II, P.A., a Texas professional association doing business as Victory Medical and Family Care and Dr. William G. Franklin. The Company through a subsidiary were to provide administrative and management services for the clinic. The assets of Victory Medical and Family Care were purchased by the Company with issuance of 400,000 shares of the Company's common stock. As of September 1998, the Company is involved in litigation with the previous owners of Victory. The investment in Victory and the unpaid fees earned have been fully reserved in the accompanying financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1998 presentation as it relates to the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a summary of the Company and its operating subsidiaries as of December 31, 1997 and September 30, 1998, plus the subsidiary that was organized and subsequently discontinued in 1998:

                                                                                                           Organized and
                                                                             Operating at                  Discontinued
Name of Company/Subsidiary                     Location        December 31, 1997     September 30, 1998     in 1998
--------------------------                -----------------    -----------------     ------------------    -------------

MB Software Corporation (Parent)          Arlington, TX            Yes                    Yes                  -
   MB Software Solutions, Inc.            Arlington, TX            Yes                    Yes                  -
       (formerly Sandiago SDS, Inc.)
   Multicare Plus, Inc.                   Ft. Worth, TX             No                    Yes                  -
   MB Healthcare Management, Inc.         Austin, TX                No                    No                   Yes
       (Management company for
           Victory Medical)
   MB Healthcare Corp                     Arlington, TX             Yes                   Yes                  -
   Healthcare Innovations, LLC
       (51% ownership)                    Arlington, TX             Yes                   Yes                  -
           NFPM, LLC                      Jacksonville, FL          Yes                   Yes                  -
           CFHC, LLC                      Arlington, TX             Yes                   No                   -
           Oak Tree Receivables, LLC      Arlington, TX             Yes                   Yes                  -
           Color Country Health Express   St. George, UT            Yes                   Yes                  -
           Nevada Multicare, Inc.         Las Vegas, NV             Yes                   Yes                  -
           Sandy Home Health Care, LLC    St. George, UT            Yes                   No                   -



In the third quarter of 1998, MB Software Corporation (the "Company") focused primarily on operations of its existing healthcare businesses and further reorganization and development of its medical practice management software business. Part of the focus centered on the profit potential of its existing businesses. As a result of that analysis, the Company has taken significant steps regarding its healthcare businesses, which have had a material effect on third quarter results of operations.

The  Company  has  concluded  that  it  cannot  operate  healthcare   businesses
profitably pursuant to practice management agreements. This means that the Company must own the practice (and the rights to all profits therefrom), and employ physicians and other professionals to staff the practice. However, most state corporate practice of medicine laws prohibit corporations such as the Company from owning physician practices and employing physicians to operate the practice. As a result, the Company will focus in the future on non-physicians healthcare businesses such as rehabilitation clinics, chiropractic practices and nurse practitioner operations, and to healthcare businesses in the state of Florida. As a result, the Company will operate its businesses directly and will not use any management contracts in its healthcare business, only employment agreements for those who provide services to those businesses.

In August 1998, the Company moved its medical software business from California to its main offices in Arlington. The Company expects to realize some cost savings associated with this move.

The Company did not have any material changes in its Year 2000 compliance status from that disclosed in the Form 10Q for the quarter ended June 30, 1998, except that the Company's One Claim PlusTM software has met the compliance standards for Medicare and as a result, will meet compliance standards for the industry as a whole.

The Company has discontinued the operations of three clinics located in Austin and Arlington, Texas and St. George, Utah, and recognized a loss from discontinued operations of $223,541 for the three months ended September 30, 1998.

The third quarter results reflect a reversal of $116,000 for fees and a reserve of $199,289 of investment related to the previously disclosed litigation relating to the Company's attempted acquisition of Victory Medical & Family Care in Austin, Texas. As of the date of this filing, that litigation is still pending.

The third quarter results also reflect a reserve and charge to operations of $127,000 that relates to the sale by the Company of the subsidiary's name and certain sales and marketing rights of its wholly owned subsidiary Santiago SDS, Inc. An additional reserve and charge to operations of $163,000 is applicable to the receivable related to the sale of the dental software in the same subsidiary. The reserve and charge to operations is a result of the lack of payments received by the Company from the purchasers. The Company is currently attempting to resolve these collection problems.

The Company's remaining healthcare businesses consist of three clinics in Jacksonville, Florida, a nurse practitioner operation in St. George, Utah, and a chiropractic clinic in Las Vegas, Nevada. The Florida clinics account for approximately 82% of gross medical revenues.

The following summarizes the results of operations for the three month and the nine month period ended September 30, 1998 and 1997:


                                              Three Months Ended                            Nine Months Ended
                                                September 30,                                   September 30,
                                ------------------------------------------     ------------------------------------------
                                     1998         %        1997        %           1998         %         1997        %
                                ------------- -------  ------------ ------     ------------   -----  ------------  ------

Medical Activities:
   Gross Revenue                 $ 1,231,213  100.0 *   $1,208,090   100.0      $ 3,532,648   100.0   $ 2,989,155   100.0
   Contractual Allowance            (443,114)  36.0 *     (547,674)   45.3       (1,091,345)   30.9      (804,835)   26.9
                                ------------  -----    -----------   -----      -----------    ----  ------------   -----
       Net Revenues                  788,099   64.0 *      660,416    54.7        2,441,303    69.1     2,184,320    73.1
                                              =====                  =====                     ====                 =====

   Cost of Revenue                  (546,769)  69.4**     (614,211)   93.0       (1,857,200)   76.1    (1,688,658)   77.3
                                ------------  -----    -----------   -----      -----------    ----   -----------   -----
       Gross Profit              $   241,330   30.6**       46,205     7.0          584,103    23.9       495,662    22.7
                                ------------  ======   -----------  ======     ------------    ====  ------------   =====

Service Fees                         112,994                71,906                  455,661                71,906
                                ------------           -----------             ------------         -------------

Software Activities:
   Gross Revenue                      35,849               344,058                  296,053             1,154,722
   Cost of Revenue                     7,440               159,312                   21,867               371,585
                                ------------           -----------             ------------          ------------
       Gross Profit                   28,409               184,746                  274,186               783,137
                                ------------           -----------             ------------          ------------

   Other Revenue                           -                       -                      -                31,713
                                ------------          --------------           ------------         -------------
       Gross Profit                  382,733               302,857                1,313,950             1,382,418

Operating Expenses:
   Selling, General and
       Administrative -:
       Bad Debt Expense              513,300                     -                  687,342                28,560
       Other General and
           Administrative            849,971               573,901                1,622,208             1,457,657
                                ------------           -----------              -----------          ------------
                                   1,363,271               573,901                2,309,550             1,486,217

   Depreciation and Amortization     306,048                88,796                  488,305               263,768

   Interest Expense and Other
       Income and Expense             91,509                92,484                  147,945               235,468

Gain on Sale of Dental Software            -               269,724                        -               269,724
                                ------------           -----------             ------------          ------------

Loss from Continuing Operations
   before Minority Interest     $ (1,378,095)          $  (182,600)            $ (1,631,850)         $   (333,311)
                                ============           ===========             ============          ============


Notes
-----

*  Computed as percentage of Gross Medical Revenue
**     Computed as percentage of Net Medical Revenue

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997
--------------------------------------------------------------------------------

Gross medical revenues for the three month periods remain relatively constant; however, the contractual allowance adjustment declined 19.1% to $443,114 for the three months ended September 30, 1998 compared with $547,674 for the three months ended September 30, 1997. In 1997, the Company was not as knowledgeable about the collection of medical receivables since the first medical clinic was purchased on February 1, 1997; therefore, the pattern of the contractual allowance was not recognized until the quarter ended September 30, 1997, thereby resulting in a greater than normal provision rate for the quarter to properly state the overall reserve for contractual allowance at September 30, 1997. The cost of medical revenues declined 11% to $546,769 for the three months ended September 30, 1998 compared to $614,211 for the three months ended September 30, 1997. This modest decline in expenses was the result of efficiencies gained in the operations of the clinics with the Company's increased operating experience.

On July 31, 1997, the Company formed Healthcare Innovations, LLC (HILLC) which assumed control of all medical operations then owned by the Company and was used as the acquisition entity for all future medical clinic acquisitions. This entity was funded by a $2,000,000 infusion of cash by one of its member owners for a 49% ownership interest. By agreement with the funding member, the Company could charge the operations of HILLC for its cost of administration. The service fees for three months ended September 30, 1998 was $112,994 which represent cost allocation for a three (3) month period while the $71,906 of service fees for the three month period ended September 30, 1997 represents the cost allocation for only two months (July 31 to September 30).

In the three month period ended September 30, 1998, the Company identified numerous slow paying receivables or receivables that due to changing conditions required reductions in their realizable amounts. Included in the bad debt provision was $163,000 applicable to the receivables related to the $269,724 gain on the sale of dental software in the three month period ended September 30, 1997.

The other selling, general and administrative expenses increased by 48.1% to $849,971 for the three month period ended September 30, 1998 as compared to $573,901 for the three month period ended September 30, 1997. The increase is the result of legal fees relating to the discontinued operations and the litigation with Victory Family Medical (disclosed in Form 10Q for June 30, 1998) and additional administrative salaries.

In the three month period ended September 30, 1998, the Company subsequently determined that the goodwill capitalized in its software development subsidiary exceed its future realizable value; therefore, in addition to the recurring amortization of goodwill, a one time charge against operations of $200,000 was recognized.

The net loss from continuing operations increased 654% to $1,378,095 for the three month period ended September 30, 1998, as compared to $182,600 loss from continuing operations for the three month period ended September 30, 1997. The increase in the loss from continuing operations was the result of increased bad debt expense, increased amortization of goodwill and increased general operating costs.

For the three month periods ended September 30, 1998 and 1997, the minority interest in the net loss of Healthcare Innovations, LLC was $139,665 and $173,548, respectively.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

Gross medical revenues increased 18.2% to $3,532,648 for the nine months ended September 30, 1998 as compared to $2,989,125 for the nine months ended September 30, 1997. This increase is attributable to patient increases in the Company's Florida clinics. The patient increase is due to the increase in clinic locations (3 in 1998, 2 in 1997) and the Company owned the Florida clinics for only eight
(8) months in 1997.

The Company purchased its first clinics on February 1, 1997 and due to the Company's inexperience, the exact effect on net medical revenue of the contractual allowance was not determined until the last quarter of 1997 and the first quarter of 1998. Due to the Company's lack of experienced medical collection employees, the Company suffered very large contractual adjustments in 1997 and 1998. Contractual allowance as a percentage of gross medical revenue was 30.9% and 26.9% of gross revenue for the nine month periods ended September 30, 1998 and 1997, respectively. The 1998 increase in contractual allowance is the result of experienced medical collection employees servicing the medical claims to third parties on a timely basis in 1998. The Company expects the percentage of contractual allowance to decline in the last quarter of 1998 due to the timely collection efforts of its employees.

The gross profit from medical activities increased 17.8% to $584,103 for the nine months ended September 30, 1998 as compared to $495,662 for the nine months ended September 30, 1998. The increase is due to the increase in net medical revenues.

On July 31, 1997, the Company created Healthcare Innovations, LLC (HILLC) which assumed control of all medical operations then owned by the Company and was used as the acquisition entity for all future medical clinic acquisitions. This entity was funded by a $2,000,000 infusion of capital by one of its member owners for a 49% ownership interest. By agreement with this member owner, the Company could charge the operations of HILLC for its costs of administration. The service fees represent reimbursement for actual cost incurred and the $455,661 of service fees for the nine months ended September 30, 1998 represent reimbursement for the nine months of operation while the $71,906 for the nine month period ended September 30, 1997 represents reimbursement for only two months (July 31 to September 30, 1997).

In the last quarter of 1997, the Company sold the rights to market its dental software and recognized a $269,724 gain on the transaction. In addition the Company reduced its emphasis on the selling of its medical software. These changes in operations resulted in 74.3% decline in software sales revenue in 1998 as compared to 1997. Due to the Company's reduction in its software sales effort, the Company assessed the carrying value of its goodwill and software development costs related to the software subsidiary and an additional one time $200,000 amortization of goodwill was recognized in September 1998.

The selling, general and administrative expenses increased 55.4% to $2,309,550 for the nine months ended September 30, 1998 as compared to $1,486,217 for the nine months ended September 30, 1997. Approximately $659,000 of the increase is applicable to increased bad debt expense and the remaining increase is due to increased salaries and other operating expenses. Included in the bad debt expense is $290,000 which is applicable to a reduction in the receivables on the sale of dental software in 1997.

The net loss from continuing operations increased 390% to $1,631,850 for the nine month period ended September 30, 1998, as compared to $333,311 loss for the nine months ended September 30, 1997. The increase in the loss is a result of increased bad debt expense, increased amortization of goodwill and increased general operating expenses.

The 49% minority interest in the net loss of Healthcare Innovations, LLC for the nine month periods ended September 30, 1998 and 1997 was $309,219 and $173,548, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $1,090,882 of cash during the nine months ended September 30, 1998 and provided $83,354 of cash during the nine months ended September 30, 1997. The 1998 operating activities use of cash was financed by borrowing approximately $1,000,000 from a related party.

At September 30, 1998 and 1997, the Company had working capital deficits of $1,437,970 and $289,834, respectively. The working capital deficit at September 30, 1998 will be solved at such time as the $1,400,000 short term note payable to a related party is converted into preferred stock (November 12, 1998, debt converted to preferred stock). At September 30, 1998, the Company had cash deposits of $571,518 which should be sufficient to meet the Company's cash needs for the next twelve months since the Company anticipates that the operating losses will be substantially reduced or eliminated by personnel cuts, reduction of legal fees related to litigation, an overall general reduction in operating costs in future periods and the discontinuation of money losing subsidiaries.

In the nine months ended September 30, 1998, the Company spent $106,298 cash for the purchase of equipment. The Company does not anticipate any major purchase of equipment for the remaining three (3) months of 1998 and for the twelve (12) months of 1999.

In the annual stockholders' meeting held by the Company on November 12, 1998, the stockholders approved the following:

       o Amended the Company's Articles of Incorporation to add 1,000,000 shares of preferred stock, par value $10 per share.

       o Authorized the issuance of 340,000 shares of Series A Preferred Stock with a cumulative dividend rate of 10% payable quarterly. Terms of the preferred stock transaction include:

              o Series A Preferred Stock will be senior to all other shares of capital stock of the Company with respect to payment of dividends, redemption and liquidation preference.

              o Redeemable at the option of the holders at any time after October 1, 2000. If the Company is unable to redeem shares at a price of $10 per share, the holder has certain rights that in effect would change control of the Company.

              o Series A Preferred Stock is convertible into Common Stock in an amount equal to 30% of the total outstanding common stock on a fully diluted basis if certain triggering events occur.

       o Amended the Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 150,000,000 shares.

PART II - OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES


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


                                          MB SOFTWARE CORPORATION



Dated:  November 19, 1998                 /s/ Scott A. Haire
                                          --------------------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)