Form 10KSB
period 1998-12-31
MB SOFTWARE CORP
filed 1999-04-15
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 1998

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
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                           Identification No)

                       2225 E. Randol Mill Road Suite 305
                             Arlington, Texas 76011
                                 (817) 633-9400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
          -------------------                     ----------------------------
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                  [X] Yes [ ] No


Issuer's revenues for its most recent fiscal year:  $3,415,925

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock, as of April 9, 1999, is $2,551,702 based upon a per share price of $0.19.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

As of December 31, 1998, 68,691,971 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ]    No  [X]




                             MB SOFTWARE CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 1998

                                                                                         Page of
                                                                                         Form 10 KSB
                                                                                         -----------

ITEM 1.  BUSINESS.............................................................................4

ITEM 2.  PROPERTIES...........................................................................7

ITEM 3.  LEGAL PROCEEDINGS....................................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................8

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND REALATED SHAREHOLDER MATTERS...........9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................................9

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA........................................13

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................................13

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........................13

ITEM 10. EXECUTIVE COMPENSATION..............................................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..........................................................................15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TANSACTIONS.......................................16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................................16




                                     PART 1

Item 1.  Business

         MB Software Corporation (the "Company") was incorporated in 1982. During the last five years, the focus of the Company has been twofold: First, to provide practice and cash management services to physicians, dentists, chiropractors and medical billing centers; and second, to develop and sell medical software. In 1997, the Company began expanding its' scope of operations by acquiring and managing additional healthcare facilities and utilizing in those facilities the software products developed by the Company. In 1998, the Company continued to acquire medical clinics, expand the revenue base of existing clinics, advance its' medical software to comply with all regulations and industry standards and integrate the software with new products and services.

Healthcare/Practice Management Business

         The Company  acquired a primary  care  facility in Austin,  Texas and a
sports  medicine  and  rehabilitation   facility  in  Fort  Worth,   Texas.  The
acquisitions were made by the Company directly through its' subsidiaries.

         On April 1, 1998, a Company subsidiary acquired the assets of and assumed certain liabilities from Med-Sport Physical Therapy & Rehabilitation Center, Inc. The Company planned to expand its Austin presence into the Fort Worth area and therefore renamed the rehabilitation center Victory Medical & Family Care of Fort Worth. However, primarily as a result of litigation with Victory (as defined below), the Company closed the Fort Worth clinic and wrote off the investment as set forth in the December 31, 1998 financial statements.

         Also in April 1998, the Company sold Sandy Home Health, Inc., a home healthcare facility located in Utah. The Company determined that recent significant changes in governmental reimbursement programs could adversely affect the revenue of the Utah facility. As a result, the December 31, 1998 financial statements reflect a $200,000 loss pertaining to the Utah sale. The Company is unaware of any residual Medicare liability pertaining to Sandy Home Health, Inc.

         Effective June 3, 1998, MB Healthcare Management, Inc. ("MB Healthcare"), a wholly-owned Company subsidiary, acquired by merger all of the assets of Toth Enterprises, Inc. d/b/a Victory Medical & Family Care ("Toth I"). At the time of the merger, the common stock of Toth I was converted into 400,000 shares of the Company's common stock. As part of the transaction, MB Healthcare and Toth Enterprises II, P.A. d/b/a Victory Medical & Family Care ("Victory") entered into a Management Services Agreement providing for the management of Victory by MB Healthcare.

         As of September 1998, the Company was involved in litigation with Victory and its' principals. Pending the outcome of the litigation, the investment in Victory and unpaid fees earned by the Company pursuant to the Management Services Agreement have been written off as reflected in the December 31, 1998 financial statements.

         Healthcare Innovations, LLC ("HI"), a Company subsidiary, executed a promissory note ("Note") in the amount of $1.4 million in favor of Imagine Investments, L.L.C. ("Imagine"). Prior to the time of the transaction, Imagine owned 49% of the stock of HI. As part of the transaction, Imagine, in November 1998, converted its ownership interest in HI and the debt evidenced by the Note to 340,000 shares of preferred stock of the Company.

         Effective January 30, 1999, the Company sold Color Country Health Express, Inc. ("Color Country"), a subsidiary in Utah and a sole nurse-practitioner arrangement. The Company determined that the corporate expense associated with Color Country was not justified given the amount of revenue generated and seasonal fluctuations in revenue.

         Nevada Multicare, a Company subsidiary consisting of a chiropractic facility, is continuing to expand as a result of its current marketing program. Nevada Multicare has secured a license agreement with the Culinary Union, one of the largest insurers in Nevada.

         The Company's Florida operations are expanding. The revenue derived from those operations has doubled from 1997 to 1998. A third location was opened in Jacksonville, Florida in 1998. The Company continues to focus on the Florida market where it is has been successful and believes that continued growth and expansion will likely continue in 1999. The Company intends to increase revenue, reduce cost where applicable and maximize collections by utilizing the Company's employee base in Florida.

         The Company's healthcare acquisition strategy is to target for purchase those clinics that specialize in physical medicine, pain management, physical therapy and rehabilitation through the use of MD's, DO's, physical therapists and chiropractors. Typically, acquisition targets are distressed businesses having a strong medical practice but also having concurrent difficulties
associated   with  cash  management   (particularly   collections)  or  practice
management problems. The Company believes that it's experience in cash management, particularly collecting receivables from providers, together with utilization of the Company's software, will enable the Company to operate target acquisitions more efficiently and therefore more profitably.

The Software Division

         The Company's software strategy is to refine OneClaim(R) Plus, the Company's primary software product, and integrate the software with new products and services.

         OneClaim(R) Plus 32 bit Windows 95/98/NT Medical Practice Management Software Package was developed for the healthcare industry and is fully Y2K compliant. The software offers billing and accounting features and customized reporting capability and information management functions to accelerate and monitor the growth of a practice. While maintaining and streamlining billing and accounting functions, OneClaim(R) Plus utilizes an integrated approach to electronic claims filing and electronic statement processing. The Company plans to heavily promote these features in the wake of recent mandates by the Health Care Financing Administration ("HCFA") for the standardization of electronic claims processing for all insurance companies.

         Prior to January 1998, the Company maintained a business opportunity-marketing program with a distribution base of resellers that marketed and sold the Company's OneClaim(R) Plus product. The business opportunity-marketing program was sold in January 1998. The Company now engages in direct sales of the OneClaim(R) Plus practice management software via a network of strategic alliances with professional organizations.

         In July 1998, the Company's technology division was relocated to corporate headquarters in Arlington, Texas. The technology division is comprised of both the development and customer support departments. This move enabled the Company to further strengthen its relationship with and control of the day-to-day operations of these two crucial areas.

         Perhaps the most important aspect of the Company's software division is the Company's plan to promote two new products that the Company intends to integrate with OneClaim(R) Plus. The Company believes that integrating the existing software with those products will afford new alternatives to the healthcare industry (see below for New Product Development).

Relationship between the Software Division and the Healthcare/Practice Management Business

         The Company utilizes its own practice management software in its own practice management businesses. This means that the Company's development and support departments have direct access to their own user base for immediate feedback on enhancements and for beta testing. Implementing OneClaim(R) Plus software in each of the clinic locations has provided valuable information that has contributed greatly to the foundation for new products.

Industry Overview

         The Health Care Financing Administration (HCFA) has estimated that the nation's total spending for health care is projected to increase from $1.0 trillion in 1996 to $2.1 trillion in 2007, averaging annual increases of 6.8 percent. Over this period, health spending as a share of gross domestic product
(GDP) is estimated to increase from 13.6 percent to 16.6 percent.

         To reduce health care expenditures, governmental and other payors have adopted certain cost containment initiatives. The initiatives have resulted in a shift from traditional fee-for-service provider reimbursement to a variety of managed care arrangements, including prospective payment systems, discounted fees-for-services and fully capitated plans whereby providers assume the financial risks related to service utilization for a defined group of covered members and services.

         Patterns of growth and reduction differ substantially depending upon the type of services. Hospital growth is projected to lag increasingly behind growth in physician and other professional services. The trend away from the in-patient hospital setting towards ambulatory care settings is reinforced by the movement of Medicare beneficiaries into managed care. Other cost-effective settings include outpatient surgery centers, in-office laboratory services and similar outpatient services.

         As a result of the reimbursement reductions, individual physicians and small group practices are increasingly consolidating, either by affiliating with physician practice managements or by forming physician networks or independent practice associations. However, numerous physician practice management companies have recently experienced significant financial difficulties.

         The cost-containment initiatives have resulted in decreased physician practice profitability while demands for clinical documentation, including cost, quality and utilization data, have increased physicians' administrative duties. Over seven hundred thousand physicians are responsible for filing approximately five billion insurance claims annually to more than two hundred different insurance companies. These insurance companies require utilization of more than forty different claim-forms and communication with more than ten thousand different locations. Many physician practices currently lack the software necessary to compete in this evolving health care industry.

         However, because of demands under the healthcare reimbursement system, physicians are becoming increasingly aware of the benefits of computerization and electronic data submission. This has contributed to the creation of a medical claim processing market with an estimated value of $1.32 billion.

         The advent of computerization in the healthcare industry has opened the door to additional technological advances. The Internet may prove to be a viable industry vehicle. Internet connections are typically more rapid than traditional alternatives thereby giving users a competitive edge. It is therefore likely that there will be a significant demand for Internet related products and services in the healthcare industry.

Products

OneClaim(R) Plus Practice Management Software - Practice management software product to be used in the healthcare industry and developed for both MS-DOS and Windows 95/98 NT operating systems.
          o Electronic Claims - The electronic processing of medical claims is a feature available to the software users. Electronic processing reduces the insurance payment cycle from four to six weeks to as little as seven days.
          o E-Statements - The Electronic Statement processing feature of OneClaim(R) Plus significantly reduces the cost of processing and producing monthly patient invoices. In approximately the same amount of time it takes to produce and mail a single paper statement, users can gather and transmit hundreds of electronic statements.

Software Support and Training services - Ongoing product support and training is available to all OneClaim(R) Plus users.
          o Support services - A user may purchase blocks of support time that are sold in a variety of increments.
          o Training services - At an additional charge, training is available at MB's training center, the user's office or via electronic classroom which is an online training media using PC's connected over telephone lines.
New Product Development - The Company anticipates integrating OneClaim(R) Plus with these new software products:
          o Internet Based Connectivity - OneClaim(R) Plus would afford users direct access to the World Wide Web. Integrating Internet access through practice management software has to this point been extremely limited.
          o Patient Verification and Eligibility Service - By utilizing the Internet Based Connectivity, the OneClaim(R) Plus user would then be able to access this unique service. The service is a verification procedure for patient insurance and billing information. Use of the verification procedure would increase practice revenue by affording immediate access to accurate insurance eligibility and billing information. Employees

         The Company currently employs a total of approximately 45 full and part time employees. The Company has no labor union contracts and believes its relationship with its employees is good.

Healthcare Facilities

         Following is a description of each of the Company's healthcare facilities:

         JACKSONVILLE, FLORIDA: The three clinics located in Jacksonville provide state of the art pain management, physical therapy, and related medical services. The clinics are equipped with physical rehabilitation equipment with one clinic having a swimming pool allowing for hydrotherapy. Combined, the Florida clinics have a MD, DO, physical therapist and a staff of 30.

         LAS VEGAS, NEVADA:  This  clinic  offers  chiropractic   manipulations,
diagnostic and physical therapy services. The staff consists of a chiropractor and three other employees.

Item 2.   Properties

         All premises occupied by the Company and subsidiaries are leased. The Company's principal executive office is located at Arlington, Texas at 2225 E. Randol Mill Road, Suite 305, Arlington, TX 76011. MB Software Solutions, Inc.'s principal office is also at the corporate office. NFPM, LLC is located at 9143 Philips Highway, Suite 495, Jacksonville, Florida, with a second location at 1950 Miller Street, Orange Park, Florida and the third location at 233 N. 10th Street, Jacksonville Beach, Florida. Nevada Multicare is located at 500 S. Rancho Drive, Suite A-1, Las Vegas, Nevada.

Item 3.  Legal Proceedings

         On October 15, 1997, the Company filed a lawsuit in the District Court of Tarrant County, Texas against a former Company stockholder and employee. The lawsuit asserted a breach of a Severance Agreement entered into between the Company and the employee in connection with the termination of the employee by a Company subsidiary. On January 6, 1998, the employee filed a lawsuit in the United States District Court for the Central District of California against the Company and Scott A. Haire, the Company's Chairman of the Board, Chief Executive Officer and President. The lawsuit alleged a violation of Federal securities laws and other causes of action concerning the employee's termination and acquisition of common stock of the Company at the time of termination. The Company believes that the damages sought in this case exceed $1 million. The Company further believes that the allegations in the former employee's lawsuit are without merit. In fact, the former employee's lawsuit has been abated until such time as the Company's lawsuit is resolved. The Company is of the opinion that both lawsuits will be resolved within the next twelve months.

         On July 20, 1998, a subsidiary of the Company filed a lawsuit in the District Court of Tarrant County, Texas against certain individuals. Pursuant to an Acquisition Agreement, the subsidiary had merged with a corporation, which the individuals were associated with and thereafter the subsidiary entered into a Management Agreement with an entity involving the same individuals. The lawsuit, which was amended to include the entity, asserted a breach of the Acquisition Agreement and Management Agreement and other various causes of action. On July 28, 1998, the individuals filed a lawsuit in the District Court of Travis County, Texas against the Company and Scott A. Haire. The individuals and entity also filed a counterclaim against the subsidiary. The Travis County lawsuit alleged a breach of the Acquisition Agreement, fraud in connection with the Acquisition Agreement, and violation of Texas securities laws. Upon request filed by the subsidiary, the Travis County lawsuit was consolidated with the Company's Tarrant County lawsuit. The Company believes that the allegations of the entity and individuals are of limited merit. The Company anticipates the litigation to be resolved within the next eighteen months.

         On November 6, 1998, the Company and its subsidiary filed a lawsuit in the District Court of Tarrant County, Texas against a former employee of one of the subsidiaries. The lawsuit asserted a right to damages based upon the employee's breach of a Confidentiality Agreement entered into between the former employee and one of the subsidiaries. The Company and subsidiaries anticipate entry of a judgment in their favor and against the former employee. The lawsuit should be resolved within the next twelve to eighteen months. In January, 1999, the former employee filed an action against the Company asserting a right to unpaid wages. The action was filed with the Department of Industrial Relations, Division of Labor Standards Enforcement in Santa Ana, California.

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 12, 1998, at the annual meeting of shareholders, the Company shareholders approved the following:

          o Election of directors, including: Robert E. Gross, Araldo A. Cossutta, Steven W. Evans, Thomas J. Kirchhofer, Gilbert A. Valdez and Scott A. Haire;
          o an amendment to the Company's Articles of Incorporation authorizing preferred stock and additional shares of common stock (see Healthcare/ Practice Management Business for a description of the amendment as it pertains to Imagine Investments, L.L.C.); and
          o ratification of the selection of the Company's independent auditors.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's common stock is traded under the symbol "MBSC" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:
                                                             BID PRICE
BY QUARTER ENDED:                    HIGH                       LOW
----------------                     ----                       ---
Year Ended 12/31/98
March, 1998                          $.39                      $.34
June, 1998                            .24                       .15
September, 1998                       .17                       .12
December, 1998                        .09                       .07


Year Ended 12/31/97
March, 1997                          $.19                      $.19
June, 1997                            .36                       .33
September, 1997                       .49                       .49
December, 1997                        .34                       .34

The Company had approximately 7,722 holders of record of its common stock as of December 31, 1998. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following is a listing of the Company and its operating and discontinued subsidiaries as of December 31, 1998:

                                                               Operating at            Discontinued
Name of Company/Subsidiary                  Location           December 31, 1998          in 1998
--------------------------                --------------       -----------------       ---------------

MB Software Corporation (Parent)          Arlington, TX            Yes                       -

   MB Software Solutions, Inc.            Arlington, TX            Yes                       -
       (formerly Santiago SDS, Inc.)

   Multicare Plus, Inc.                   Ft. Worth, TX            No                        Yes

   MB Healthcare Management, Inc.         Austin, TX               No                        Yes
       (Management company for
           Victory Medical)

   MB Healthcare Corp                     Arlington, TX            No                        Yes

   Healthcare Innovations, LLC
       (100% ownership)                   Arlington, TX            Yes                       -

           N.F.P.M., LLC                  Jacksonville, FL         Yes                       -
           CFHC, LLC                      Arlington, TX            No                        -

           Oak Tree Receivables, LLC      Arlington, TX            No                        Yes

           Color Country Health Express   St. George, UT           No                        Yes
           Nevada Multicare, Inc.         Las Vegas, NV            Yes

           Sandy Home Health Care, LLC    St. George, UT           No                        Yes


       In the fourth quarter of 1998, the Company focused primarily on operations of its existing healthcare businesses and further reorganization and development of its medical practice management and software business. As stated in the third quarter of 1998, the Company continued to expand existing healthcare clinics, which had a positive effect on the annual results of the operations of the Company.

       The Company has concluded that it is not profitable to operate healthcare businesses pursuant to practice management agreements. Rather, the Company must own the practice and thus the profits, and directly employ the physicians and other necessary staff. However, many state corporate practice of medicine laws, other than those in Florida, prohibit corporations such as the Company from owning physician practices and employing physicians. As a result, the Company will in the future focus on healthcare businesses such as rehabilitation clinics, chiropractic practices and healthcare businesses in the state of Florida. This will enable the Company to operate its businesses directly, retain its profits and employee physicians and staff directly.

       In August 1998, the Company moved its medical software business from California to its Corporate office in Arlington. The Company expects to realize some cost savings resulting from this relocation.

       The Company did not have any material changes in its Year 2000 compliance status from that disclosed in the Form 10Q for the quarter ended June 30, 1998. However, the Company's OneClaim(R) Plus software has met the compliance standards for Medicare and as a result, will meet compliance standards for the industry as a whole.

       The Company discontinued the operations of three clinics located in Texas, including Austin, Arlington and Fort Worth. The Company recognized from discontinued operations a loss of $81,025 for the 12 months ended December 31, 1998.

       The Company sold Color Country Health Express, Inc. and Sandy Home Health Care, LLC and reported an attendant loss of $81,025 for the year ended December 31, 1998. As of December 31, 1998, the records reflect a reserve and charge to operations of $210,863 that relates to the Company's sale of its wholly-owned subsidiary Santiago SDS, Inc. including the subsidiary's name and certain sales and marketing rights. An additional reserve and charge to operations of $272,538 is applicable to the receivable related to the sale of the dental software in the same subsidiary. The reserve and charge to operations is the final amount to be so charged.

       The Company's financial records reflect a reversal of $119,289 for fees and a reserve of $199,289 of investment related to the previously disclosed litigation concerning Victory in Austin, Texas. As of the date of this filing, that litigation is still pending.

       The Company's remaining healthcare businesses consist of three clinics in and around Jacksonville, Florida, and a chiropractic clinic in Las Vegas, Nevada. The Florida clinics account for approximately 88% of gross medical revenues.

 The following summarizes the results of operations for the twelve months ended December 31, 1998 and December 31, 1997:


                                             Twelve Months Ended
                                                 December 31
                                --------------------------------------------
Medical Activities:                    1998   %               1997    %
                                --------------------------------------------
   Gross Revenue                $  4,272,597  100.0    $  2,710,909   100.00
   Contractual Allowance           1,638,844   38.4         564,914    20.8
                                ------------           ------------
       Net Revenues                2,633,753   61.6       2,145,995    79.2

   Cost of Revenue                 2,298,747   87.3       1,570,545    73.1
                                ------------           ------------
       Gross Profit (Loss)      $    335,006   12.7    $    575,450    26.9
                                ------------           ------------

Service Fees and Broker Income       455,661                174,622
Other                                   -                    14,923
                                ------------           ------------
       Gross Profit                  455,661           $    189,545
                                ------------           ------------

Software Activities:
   Gross Revenue                     326,511              1,502,445
   Cost of Revenue                    24,775                465,758
                                ------------           ------------
       Gross Profit                  301,736              1,036,687
                                ------------           ------------

       Gross Profit                1,092,403              1,801,682


Operating Expenses:
   Selling, General and
       Administrative-             3,551,095              2,226,810
       Bad Debt Expense
       Other General and
          Administrative

Depreciation and Amoritization     1,502,083               358,502

Interest Expense and Other          (221,267)              (166,750)
       Income and Expenses

Gain (loss) on sale of Assets        (43,994)               269,724

Loss from Continuing Operations
       before Minority Interest $ (4,226,036)          $   (680,656)
                                ------------           ------------



Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

       Gross medical revenues increased 57.61% to $4,272,549 for the twelve months ended December 31, 1998 as compared to $2,710,909 for the twelve months ended December 31, 1997. This increase is primarily attributable to the additional Florida clinic (3 in 1998, 2 in 1997).

       The Contractual allowance as a percentage of gross medical revenue was 38.4% and 20.8% of gross revenue for the twelve months ending December 31, 1998 and 1997, respectively. The Company has implemented in the Florida clinics a comprehensive receivables plan with the objective collecting older receivables and writing off the balances where necessary. The 1998 increase in contractual allowance is the result of the twofold plan objectives, i.e. collecting receivables and writing off balances where necessary.

       The Company experienced a decrease in gross profit from medical activities of 41.8% to $335,006 for the twelve months ended December 31, 1998 as compared to a gross profit of $575,450 for the twelve months ended December 31, 1997. The decrease is primarily attributable to the cost of additional staff in the Florida clinics, including the costs for the experienced collections team and that of the third Florida clinic.

       On July 31, 1997, the Company organized Healthcare Innovations, LLC ("HI") which was intended to be the acquisition entity for future medical clinics. HI was funded by a $2,000,000 capital contribution for a 49% ownership interest.

       In January 1998, the Company sold its business-opportunity-marketing program. This change in operations resulted in a 78.3% decline in software sales revenue in 1998 as compared to 1997. Due to the Company's reduction in this aspect of its software sales effort, the Company assessed the carrying value of its goodwill and software development costs related to the software subsidiary and an additional one time $200,000 amortization of goodwill was recognized in 1998.

       The selling, general and administrative expenses increased 39.4% to $3,551,005 for the twelve months ended December 31, 1998 as compared to $2,226,810 for the twelve months ended December 31, 1997. The increase is primarily due to the acquisition of the additional Florida clinic and the attendant costs associated therewith and bad debt expenses.


       The net loss from continuing operations increased to $4,226,036 for the twelve month period ended December 31, 1998, as compared to $783,630 loss for the twelve months ended December 31, 1997. The increase in the loss is a result of increased bad debt expense, increased amortization of goodwill, legal and accounting fees and increased general operating expenses including a onetime special charge of $916,921 applicable to the expensing of goodwill associated with the acquisitionof the minority interest.

       The 49%  minority  interest  in the net  loss of HI for the  twelve-month
periods   ended   December  31,  1998  and  1997  was  $548,623  and   $258,908,
respectively.

Liquidity and Capital Resources

       The Company's operations used cash of $1,514,289 during the twelve months ended December 31, 1998 and $656,617 during the twelve months ended December 31, 1997. The 1998 operating activities use of cash was financed by borrowing approximately $1,700,000 from a related party.

       At December 31, 1998 and December 31, 1997, the Company had working capital deficits of $52,001 and $416,311, respectively. With continued efforts from the Company the working capital deficit should continue to decrease. At December 31, 1998, the Company had cash deposits of $188,797. The Company plans on increasing its cash position by opening a clinic in south Florida that would generate sufficient cash by the end of the second quarter. The Company has arranged to lease the premises for the South Florida location with the first lease payment being deferred until August, 1999.

       In the twelve months ended December 31, 1998, the Company spent $111,945 cash to purchase equipment. The Company does not anticipate any major equipment purchases for the for the twelve (12) months of 1999.

       At the Company's annual stockholders' meeting on November 12, 1998, the stockholders approved the following actions.

          o Amendment of the Company's Articles of Incorporation to add 1,000,000 shares of preferred stock with a par value of $10 per share.

          o Authorization of the issuance of 340,000 shares of Series A Preferred Stock with a cumulative dividend rate of 10% payable quarterly. The terms of the preferred stock transaction provide that Series A Preferred Stock will be:

               o    Senior to all other  shares of capital  stock of the Company
                    with  respect  to  payment  of  dividends,   redemption  and
                    liquidation preference;

               o redeemable at the option of the holders at any time after October 1, 2000; if the Company is unable to redeem shares at a price of $10 per share, the holder may exercise certain rights concerning management control of the Company; and

               o convertible into common stock in an amount equal to 30% of the total outstanding common stock on a fully diluted basis if certain triggering events occur.

          o Amendment of the Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 150,000,000 shares.

Item 7.  Financial Statements



          Filed as exhibits  hereto are the following  statements of the Company and its subsidiaries:
                                                                                       Page
                                                                                       ----

         Report of Independent Certified Public Accounts
              Killman, Murrell & Company, P.C.                                          F-2

         Financial Statements

                  Consolidated Balance Sheets as of December 31, 1998 and 1997          F- 4

                  Consolidated Statements of Operations for the years ended
                  December 31, 1998 and 1997                                            F- 6

                  Consolidated Statements of Shareholder's Deficit for the
                  years ended December 31, 1998 and 1997                                F- 8

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1998 and 1997                                F- 9

                  Notes to Consolidated Financial Statements                            F- 11


Item 8.  None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the directors and executive officers of the Company:
                                                                     Year First
Name                        Age        Position                      Elected
----                        ---        --------                      ----------

Scott A. Haire              34         President, Director           1993

Gilbert A. Valdez           55         Chief Operating Officer       1996

Araldo A. Cossutta          74         Director                      1994

Steven W. Evans             48         Director                      1994

Robert E. Gross             54         Director                      1994

Thomas J. Kirchhofer        58         Director                      1994

Lucy J. Singleton           61         Secretary                     1995

         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire Chairman, President and Director. Mr. Haire is Chief Executive Officer of MB Software Corporation and has been with the Company since 1992.

Gilbert A. Valdez Chief Operating Officer and Director. Mr. Valdez is a former president and Chief Executive Officer of the National Electronic Information Corporation, Medaphis Corporation, Datix Corporation and Hospital Billing and Collection Services Corporation.

Araldo A. Cossutta Director. Mr. Cossutta is president of Cossutta and Associates, an architectural firm based in New York City. He is also a director of Computer Integration Corporation of Boca Raton, Florida.

Steven W. Evans Director. Mr. Evans is a certified public account and president of Evans Phillips & Co., PSC, an accounting firm. He is a founder and active in PTRL, which operates contract research laboratories in Kentucky, North Carolina, California and Germany. He is active in environmental management and financial and hotel corporations in Kentucky and Tennessee.

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

Lucy Singleton Secretary.  Ms. Singleton has been secretary since 1995.

Item 10. Executive Compensation

         The Company provides health benefits to its employees and may provide additional benefits in the future, as may be authorized by the Board of Directors. The Company has adopted no retirement, pension, profit sharing or other similar program.

         The Company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may, in its sole discretion, determine.



Summary Compensation Table

         The following sets forth information concerning the compensation of the Company's Chief Executive Officer for the fiscal years shown. No other Executive
Officer was paid a salary in excess of $100,00 during such period.

-------------------------------------------------------------------------------------------------------------
                                                                               Long Term Compensation
   Name and                                                                    ----------------------
   Principal              Annual Compensation                  Restricted         Options          All
   Position               -------------------                  Stock              /SARS            Other
                           Year    Salary($)    Bonus Other    Awards             # shares (2)     Comp.($)
-------------------------------------------------------------------------------------------------------------

   Scott A. Haire         1998      141,000       -0-   -0-     -0-               -0-              -0-
      President           1997      120,000       -0-   -0-     -0-               -0-              -0-
                          1996      120,000       -0-   -0-     -0-               -0-              -0-

-------------------------------------------------------------------------------------------------------------

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

         The following table provides information concerning option exercises in fiscal 1998 and the value of unexercised options held by each of the named
Executive Officers at December 31, 1998.

-------------------------------------------------------------------------------------------------------------
   Name              Shares Acquired       Value          No. of unexercised        Value of
                      on Exercise (#)    Realized ($)     options/SARs at           in-the-money
                                                           at FY-End (#)            SARs at FY-end($)
                                                       exercisable/unexercisable    exercisable/unexercisable
-------------------------------------------------------------------------------------------------------------

   Scott A. Haire       -0-              N/A                 2,400,000                    $240,000
-------------------------------------------------------------------------------------------------------------



Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 1998, regarding the beneficial ownership of capital stock of the Company by: (i) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

                                  Amount and Nature
Name of Beneficial                  of Beneficial                  Percent
Owner of Group(1)                     Ownership                   of Class

Scott A. Haire                        29,321,297 (2)                 42.0%

Araldo A. Cossutta                     2,982,025                      4.0%

Steven W. Evans                        1,700,000 (3)                  2.0%

Gilbert Valdez                           900,000 (4)                   *

Robert E. Gross                          200,000  (5)                  *

Thomas J. Kirchhofer                     150,000  (6)                  *

R-M-S Investments, LTD.                            11,000,000              16.0%

Cazenove                                            7,500,000              10.0%

All Directors and Executive Officers as a group     41,303,332             60.8%
(six in number)
----------
*        Less than 1%.

(1) The address for each person or entity listed above is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.
(2) Includes 2,400,000 shares and 600,000 shares subject to options and a warrant, respectively, that are presently exercisable.
(3) Consists of 200,000 shares subject to options that are presently exercisable by Mr. Evans.
(4) Consists of 900,000 shares subject to options that are presently exercisable by Mr. Valdez.
(5) Consists of 200,000 shares subject to options that are presently exercisable by Mr. Gross.
(6) Consists of 150,000 shares subject to options that are presently exercisable by Mr. Kirchhofer.


Item 12.  Certain Relationships and Related Transactions - None

Item 13.  Exhibits Reports on Form 8-K

                  1.  Reports on Form 8-K - None.

                  2.  Exhibits -  None.

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

Date:  April 12, 1999

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

    Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3

    Consolidated Statements of Operations for the
        years ended December 31, 1998 and 1997                               F-5

    Consolidated Statements of Shareholders' Deficit for the
        years ended December 31, 1998 and 1997                               F-7

    Consolidated Statements of Cash Flows for the
        years ended December 31, 1998 and 1997                               F-8

    Notes to Consolidated Financial Statements                              F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
MB Software Corporation and Subsidiaries
2225 E. Randol Mill Road, Suite 305
Arlington, Texas  76011


We have audited the accompanying consolidated balance sheets of MB Software Corporation (a Colorado corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/Killman, Murrell & Company, P.C.
-----------------------------------
KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
April 9, 1999

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                       1998         1997
                                                     ----------   ----------

CURRENT ASSETS
    Cash                                             $  188,797   $  716,735
    Medical receivables, net of allowance
        for doubtful accounts and contractual
        allowances of $1,810,887 and
        $343,662 in 1998 and 1997, respectively       1,003,126    1,604,233
    Notes receivable - current portion                   51,288      108,178
    Prepaid expenses and other                            4,200        8,548
                                                     ----------   ----------

              TOTAL CURRENT ASSETS                    1,247,411    2,437,694
                                                     ----------   ----------

PROPERTY AND EQUIPMENT, NET - Note 2                    396,022      418,934
                                                     ----------   ----------

OTHER ASSETS
    Goodwill, net of accumulated amortization of
        $1,407,055 and $287,326 in 1998 and 1997,
        respectively                                    316,806      791,681
    Software development costs, net of accumulated
        amortization of $389,812 and $282,808 in
        1998 and 1997, respectively                     169,376      405,966
    Note receivable, net of current portion                --        203,569
    Deposits and other assets                            73,036       83,470
                                                     ----------   ----------

              TOTAL OTHER ASSETS                        559,218    1,484,686
                                                     ----------   ----------

NET ASSETS OF DISCONTINUED OPERATIONS                      --        319,059
                                                     ----------   ----------

                                                     $2,202,651   $4,660,373
                                                     ==========   ==========














                                   (Continued)



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                    1998            1997
                                                                 ----------     ------------


CURRENT LIABILITIES
    Notes payable - Note 3
        Related parties                                          $      --      $   300,000
        Other                                                        303,946        291,410
    Current maturities of long-term debt - Note 4
        Related parties                                                 --        1,298,808
        Other                                                         54,965         81,836
    Accounts payable                                                 483,074        445,760
    Accrued liabilities                                              400,004        327,535
    Deferred revenues                                                 57,423        108,656
                                                                 -----------    -----------

           TOTAL CURRENT LIABILITIES                               1,299,412      2,854,005

LONG-TERM DEBT,-
    Net of current maturities - Note 4
        Related parties                                              933,808        500,000
        Other                                                        826,392         23,266
                                                                 -----------    -----------

           TOTAL LIABILITIES                                       3,059,612      3,377,271
                                                                 -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARIES                                                        --        1,754,841
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES
    (NOTES 4, 8, 9 and 10)                                              --             --

SHAREHOLDERS' DEFICIT
    Series A senior cumulative convertible
        participating preferred stock; $10 par value;
        340,000 shares issued and outstanding in 1998 - Note 5     3,400,000           --
    Undesignated preferred stock; $10 par value;
        660,000 shares authorized; none issued                          --             --
    Common stock; $.001 par value; 150,000,000 shares
        authorized; 69,100,000 and 68,580,000 shares issued,
        in 1998 and 1997, respectively                                69,100         68,580
    Additional paid-in capital                                     1,101,105      1,035,625
    Accumulated deficit                                           (5,415,127)    (1,563,905)
    Treasury stock, at cost; 408,029 shares                          (12,039)       (12,039)
                                                                 -----------    -----------

           TOTAL SHAREHOLDERS' DEFICIT                              (856,961)      (471,739)
                                                                 -----------    -----------

                                                                 $ 2,202,651    $ 4,660,373
                                                                 ===========    ===========


                          The accompanying notes are an
            integral part of these consolidated financial statements




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                     1998          1997
                                                                 -----------    -----------

REVENUES
    Medical clinic fees - net of contractual
           adjustments of $1,638,844 and
           $564,914 in 1998 and 1987, respectively               $ 2,633,753    $ 2,145,995
    Software and maintenance sales                                   326,511      1,502,445
    Service fees and broker income                                   455,661        174,622
    Other                                                               --           14,923
                                                                 -----------    -----------

           TOTAL REVENUES                                          3,415,925      3,837,985
                                                                 -----------    -----------

COST OF REVENUES
    Cost of medical clinic fees                                    2,298,747      1,570,545
    Cost of software and maintenance sales                            24,775        465,758
                                                                 -----------    -----------

           TOTAL COST OF REVENUES                                  2,323,522      2,036,303
                                                                 -----------    -----------

              GROSS PROFIT                                         1,092,403      1,801,682
                                                                 -----------    -----------

OPERATING EXPENSES
    Selling, general & administrative                              3,551,095      2,226,810
    Depreciation and amortization                                  1,502,083        358,502
                                                                 -----------    -----------

           TOTAL OPERATING EXPENSES                                5,053,178      2,585,312
                                                                 -----------    -----------

              LOSS FROM OPERATIONS                                (3,960,775)      (783,630)
                                                                 -----------    -----------

OTHER INCOME (EXPENSE)
    Gain (loss) on sale of assets                                    (43,994)       269,724
    Interest expense
        Related parties                                             (280,301)      (219,287)
        Other                                                        (28,165)       (20,645)
    Interest income and other, net                                    87,199         73,182
                                                                 -----------    -----------

           TOTAL OTHER INCOME (EXPENSE)                             (265,261)       102,974
                                                                 -----------    -----------

INCOME TAX EXPENSE                                                      --             --
                                                                 -----------    -----------

           NET (LOSS) FROM CONTINUING
           OPERATIONS BEFORE MINORITY INTEREST                    (4,226,036)      (680,656)

MINORITY INTEREST IN LOSS                                            548,623        258,908
                                                                 -----------    -----------

           (LOSS) BEFORE PREFERRED STOCK
                 DIVIDENDS AND DISCONTINUED
                 OPERATIONS                                       (3,677,413)      (421,748)

PREFERRED STOCK DIVIDENDS                                            (45,644)          --
                                                                 -----------    -----------

              (LOSS) BEFORE DISCONTINUED
                 OPERATIONS                                      $(3,723,057)   $  (421,748)
                                                                 -----------    -----------



                          The accompanying notes are an
            integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                      1998            1997
                                                 -------------   -------------
DISCONTINUED OPERATIONS
    Income (Loss) from discontinued operations   $    (47,140)   $     14,310
    Loss on sale of subsidiaries                      (81,025)           --
                                                 ------------    ------------

           NET LOSS                              $ (3,851,222)   $   (407,438)
                                                 ============    ============

LOSS PER WEIGHTED AVERAGE COMMON SHARE
    Continuing operations                        $       (.05)   $       (.01)
    Income (loss) from discontinued operations           --              --
    Loss on sale of subsidiaries                         (.01)           --
                                                 ------------    ------------

           TOTAL                                 $       (.06)   $       (.01)
                                                 ============    ============

WEIGHTED-AVERAGE COMMON SHARES
    OUTSTANDING                                    68,470,433      67,797,740
                                                 ============    ============


















                          The accompanying notes are an
            integral part of these consolidated financial statements



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                 Series A                                            Additional
                                              Preferred Stock             Common Stock               Paid In    (Accumulated
                                            Shares      Amount        Shares        Amount           Capital       Deficit)
                                         -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1996                   --     $      --      67,885,000   $    67,885   $   810,322   $(1,156,467)

   Stock options exercised                      --            --          70,000            70         3,428          --

   Stockholder contributions                    --            --            --            --           5,000          --

   Issuance of shares related to
       acquisition of
       Nevada Multicare                         --            --         525,000           525       209,475          --

   Issuance of shares for services              --            --         100,000           100         7,400          --

   Net loss                                     --            --            --            --            --        (407,438)
                                         -----------   -----------   -----------   -----------   -----------   -----------

   Balances at December 31, 1997                --            --      68,580,000        68,580     1,035,625    (1,563,905)

   Stock options exercised                      --            --         120,000           120         5,880          --

   Common stock issued for services             --            --         400,000           400        59,600          --

   Conversion of $1,400,000 promissory
       note to preferred stock               140,000     1,400,000          --            --            --            --

   Issuance of preferred stock in
       connection with acquisition
       of minority interest in
       Healthcare Innovations                200,000     2,000,000          --            --            --            --

   Net loss                                     --            --            --            --            --      (3,851,222)
                                         -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1998                340,000   $ 3,400,000    69,100,000   $    69,100   $ 1,101,105   $(5,415,127)
                                         ===========   ===========   ===========   ===========   ===========   ===========

                                           Treasury
                                            Stock        Total
                                          -----------   -----------
Balances at December 31, 1996             $(12,039)$       (290,299

   Stock options exercised                       --           3,498

   Stockholder contributions                     --           5,000

   Issuance of shares related to
       acquisition of
       Nevada Multicare                          --         210,000

   Issuance of shares for services               --           7,500

   Net loss                                      --        (407,438)
                                          -----------   -----------

   Balances at December 31, 1997              (12,039)     (471,739)

   Stock options exercised                       --           6,000

   Common stock issued for services              --          60,000

   Conversion of $1,400,000 promissor
       note to preferred stock                   --       1,400,000

   Issuance of preferred stock in
       connection with acquisition
       of minority interest in
       Healthcare Innovations                    --       2,000,000

   Net loss                                      --      (3,851,222)
                                          -----------   -----------

Balances at December 31, 1998             $   (12,039)  $  (856,961)
                                          ===========   ===========

                          The accompanying notes are an
            integral part of these consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                        1998            1997
                                                     -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss before discontinued operations           $(3,723,057)   $  (421,748)
   Adjustments to reconcile net (loss) to net
       cash used by operating activities
          Depreciation and amortization                1,502,083        358,502
          Loss (Gain) on sale of assets                   43,994       (269,724)
          Common stock issued for services                60,000          7,500
          Minority interest in loss                     (548,623)      (258,908)
          Change in allowance for doubtful accounts    1,950,626        433,576
   Changes in assets and liabilities
          Accounts receivable                           (866,118)      (605,255)
          Notes receivable                                 8,040         35,065
          Prepaid expenses and other                       4,348         11,335
          Deposits                                        (4,132)          (189)
          Accounts payable and accrued liabilities       109,783        103,598
          Deferred revenues                              (51,233)       (50,369)
                                                     -----------    -----------

                  NET CASH USED BY
                     CONTINUING OPERATIONS            (1,514,289)      (656,617)
                                                     -----------    -----------

                  NET CASH (USED) PROVIDED BY
                     DISCONTINUED OPERATIONS              67,755       (291,000)
                                                     -----------    -----------

                  NET CASH USED BY OPERATING
                     ACTIVITIES                       (1,446,534)      (947,617)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (111,945)      (309,470)
   Software development costs capitalized                   --         (193,160)
   Organizational costs                                     --          (72,832)
   Proceeds from sale of equipment                           750           --
                                                     -----------    -----------


                  NET CASH USED BY
                     INVESTING ACTIVITIES               (111,195)      (575,462)
                                                     -----------    -----------







                                   (Continued)

                          The accompanying notes are an
            integral part of these consolidated financial statements




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                       1998           1997
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable
       Related parties                                             $  (895,000)   $  (650,744)
       Other                                                          (220,035)      (533,707)
   Proceeds from notes payable
       Related parties                                               1,900,000      1,000,000
       Other                                                           238,826        219,114
   Minority investment in subsidiaries                                    --        2,000,000
   Proceeds from common stock issuance                                   6,000          8,498
                                                                   -----------    -----------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                            1,029,791      2,043,161
                                                                   -----------    -----------

(DECREASE) INCREASE IN CASH                                           (527,938)       520,082

CASH AT BEGINNING OF PERIOD                                            716,735        196,653
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   188,797    $   716,735
                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest                        $   260,516    $   256,306
                                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Purchase of medical clinics
       Medical assets acquired                                     $      --      $(2,128,812)
       Goodwill acquired                                                  --         (125,582)
       Common stock issued                                                --          210,000
       Accounts payable and accrued liabilities assumed                   --          199,574
       Note payable                                                       --        1,834,820
       Note receivable reduction                                          --           10,000
   Reduction in note payable - Related party                              --         (900,000)
   Reduction in accounts receivable                                       --          900,000
   Note receivable                                                        --         (346,811)
   Proceeds from sale of assets                                           --          346,811
   Preferred stock issued for minority interest                      2,000,000           --
   Minority interest acquired                                       (1,083,079)          --
   Preferred stock issued to satisfy note payable                    1,400,000           --
   Conversion of note payable to preferred stock - Related party    (1,400,000)          --
   Goodwill on acquisition of minority interest                       (916,921)          --
   Sale of software for note receivable                                230,982           --
   Note receivable from software sale                                 (230,982)          --
                                                                   -----------    -----------

                                                                   $      --      $      --
                                                                   ===========    ===========

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

MB Software Corporation (the "Company") was incorporated in 1982. The focus of the Company is to provide practice and cash management services to physicians, dentists, chiropractors and medical billing centers and to develop and sell medical software. In 1997, the Company began expanding its scope of operations by acquiring and managing healthcare facilities and utilizing software products developed by the Company.

During 1997, the Company acquired a nurse-practitioner business that operates three (3) clinic sites in Utah and two (2) physical medicine and rehabilitation facilities located in Jacksonville, Florida. In August 1997, the Company and Imagine Investments, Inc. announced formation of Healthcare Innovations, LLC, a limited liability company formed for the purposes of acquiring and operating healthcare businesses. Imagine Investments, Inc. is a subsidiary of Stone Investments, which is a subsidiary of Stone Capital, a company with over $3 billion in assets. At that time, the Company owned 51% of the outstanding equity of Healthcare Innovations and contributed its interests in the Jacksonville and Utah facilities to the new venture. Healthcare Innovations acquired a home nursing operation located in Utah in August 1997 and two (2) chiropractic clinics located in Arlington, Texas, and Las Vegas, Nevada, in October 1997.

In April 1998 and February 1999, the Company sold both of its Utah facilities. Net assets from discontinued operations, income (loss) from discontinued operations, and loss on sale of subsidiaries report the results of these two sales. The Company closed its chiropractic clinic in Arlington, Texas, as well as the physical medicine and rehabilitation facility located in Ft. Worth. These closures were immaterial to the financial statements taken as a whole and the net assets and results of operations were absorbed by its parent company, Healthcare Innovations.

On November 12, 1998, the Company issued 200,000 shares of its Series A Senior Cumulative Convertible Participating Preferred Stock in exchange for the minority ownership interest in Healthcare Innovations consisting of 49,000 Class A units and 151,000 Class B units. The Company also issued 140,000 shares of the Series A Preferred Stock to the minority interest owners as payment of the principal of a $1,400,000 note payable.

In 1997, the Company took significant steps to focus on its core competency in its practice management business. The Company divested itself of all other products other than its OneClaim Plus family of products. Additionally, the Company sold its business opportunity marketing program in January 1998, which used third parties to sell the OneClaim Plus program. The Company now focuses instead on direct sales of the OneClaim Plus program.

The OneClaim Plus program is a comprehensive practice management software that can operate on either a DOS-based or Windows 95/98/NT system. The software is designed to cover nearly every aspect of practice management, including marketing, patient management, billing, transaction management, basic and customized reporting, and information management. The Company not only markets OneClaim Plus to third parties, but also uses the software in the conduct of its own healthcare businesses, thus providing the Company with a common program that offers stability, dependability and ease of use in the acquisition and operation of the acquired healthcare businesses.

                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Consolidation Policy
--------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which are managed by the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition
--------------------

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

Contractual Adjustments and Contractual Allowances
--------------------------------------------------

Medical clinic fees are reported net of contractual adjustments. Contractual adjustments are adjustments made to gross medical clinic fees for the amounts contractually not billable to third party payors and/or adjustments for uncollectible charges. The company periodically analyzes these adjustments and adjusts the allowances for doubtful accounts and contractual allowances accordingly.

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




                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Goodwill
--------

Goodwill is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired in connection with the acquisition of subsidiaries. Goodwill amounted to $1,723,861 and $1,079,007 in 1998 and 1997, respectively, and is being amortized using the straight-line method over 10 years. Amortization of goodwill for 1998 and 1997 amounted to $1,204,315 and $106,932, respectively. On an on-going basis, management reviews recoverability, the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net earnings in evaluating the value of goodwill. If the undiscounted future net earnings is less than the stated value, the goodwill would be written down to fair value. The 1998 amortization includes a special charge of $916,921 applicable to the expensing of goodwill associalted with the acquisition of the minority interest.

Earnings Per Common Share and Common Share Equivalents
------------------------------------------------------

Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares are comprised of dilutive stock options. In 1998 and 1997, the common stock equivalent shares were considered anti-dilutive due to the loss from operations.

Cash and Cash Equivalents
-------------------------

The Company considers all cash on hand and in banks, demand and time deposits, certificates of deposit, and all other highly liquid debt investments with maturities of three months or less when purchased, to be cash and cash equivalents.

Business and Credit Risk Concentrations
---------------------------------------

The Company's medical clinics provide services to patients located in Florida, Texas, Nevada and Utah. These patients are billed at the time services are performed. None of the patients are individually significant.

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

Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible or amounts that are not subject to payment by third party payors such as insurance companies. The allowance for uncollectible accounts receivable at December 31, 1998 and 1997 was $1,810,887 and $343,662, respectively. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount on the financial statements at the date of non-performance. Approximately 95% of accounts receivable is subject to payment by third party payors, predominately insurance companies.

                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Goodwill (Continued)
--------------------

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits. At December 31, 1998, the Company exceeded the insured limit by approximately $212,891.

Accounts Receivable
-------------------

Accounts receivable consist of the amount due on open customer and patient accounts. The Company uses the allowance method to account for contractual adjustment and uncollectible accounts receivable. Bad debt expense is recorded in cost of medical and general and administrative expense in the amount of $1,506,302 and $119,133 for the years ended December 31, 1998 and 1997, respectively.

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

Software development costs incurred in development of medical billing software of $193,160 were capitalized in 1997. Amortization of these costs amounted to $174,504 and $181,434 during 1998 and 1997, respectively. There were no capitalized costs related to software development in 1998.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with the 1998 presentation.



                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

New Accounting Standards
------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Statement No. 130 had no impact on the financial condition or results of operations of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (Statement No. 131), "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for disclosures related to business operating segments. The Company anticipates that Statement No. 131 will have no significant effect on the disclosures set forth in its consolidated financial statements.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (Statement No. 132), "Employers' Disclosures about Pensions and Postretirement Benefits." Statement No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. The adoption of Statement No. 132 did not have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (Statement No. 133), "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The adoption of Statement No. 133 did not have a material impact on the Company's consolidated financial statements.

In 1998, the FASB issued Emerging Issues Task Force Abstract No. 97-2 (EITF 97-2). EITF 97-2 addresses the application of FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries" and APB Opinion No. 16 "Business Conventions to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements."

At December 31, 1998 and 1997, the Company did not have any contractual management arrangements as defined by EITF 97-2; therefore, EITF 97-2 is not applicable to the Company.



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                                1998                      1997
                                                                             ---------                 ---------

       Clinic and office equipment                                            $505,557                  $421,608
       Computer equipment                                                       60,835                    28,916
       Furniture and fixtures                                                   16,518                    20,442
       Vehicles and other                                                            -                    35,000
                                                                             ---------                 ---------
                                                                               582,910                   505,966
          Less accumulated depreciation and amortization                      (186,888)                  (87,032)
                                                                              --------                  --------

                                                                              $396,022                  $418,934
                                                                              ========                  ========

Depreciation expense was $108,698 and $76,364 for the years ended December 31, 1998 and 1997, respectively.

NOTE 3:  NOTES PAYABLE

Notes payable consist of the following as of December 31, 1998 and 1997:

                                                                                1998                      1997
                                                                             ----------                 ---------
   8% Note payable to a shareholder, due on
       December 31, 1997, unsecured - related party                        $         -                   $300,000

   Non-interest bearing notes payable to third parties
       assumed in connection with the Santiago purchase,
       due on demand                                                             92,611                   105,205

   Prime plus 1% note payable to a bank, due June 30, 1999,
       secured by accounts receivable                                           120,070                   117,885

   Non-interest bearing note payable to a corporation,
       due on demand, unsecured                                                       -                    24,000

   10% note payable to an individual, due April 1, 1998,
       unsecured                                                                 15,320                    44,320

   7.6%note  payable  to  a  bank,  due  in  monthly  installments of  $11,000, including principal and interest through
       June 25, 1999                                                             75,945                         -
                                                                            -----------                 ---------

                                                                            $   303,946                  $591,410
                                                                            ===========                  ========






                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 4 - LONG-TERM DEBT

Long term debt consisted of the following at December 31, 1998 and 1997:

                                                                                 1998              1997
                                                                              ---------          ---------

   8% note payable to a shareholder due
       August 1, 2000, unsecured - related party                               $455,000           $755,000

   8% note payable to an employee, shareholder,
       and officer, due August 1, 2000, unsecured                               434,808            434,808

   8% note payable to a shareholder, due on demand,
       unsecured                                                                  2,000              2,000

   8% note payable to a shareholder, due August 1, 2000,
       unsecured - related party                                                300,000                  -

   8% note payable to a shareholder, due on demand,
       unsecured                                                                      -             25,000

   8% note payable to a shareholder, due in 1998, unsecured                           -             45,000

10.25% note payable to a bank, monthly payments of
       $236 including  interest, due June 2000, secured by
       vehicle                                                                    5,647                  -

   8% note payable to a shareholder due July 16, 1998,
       unsecured                                                                      -             25,000

   8% note payable to a shareholder, due August 1, 2000,
       unsecured                                                                 12,000             12,000

   10% note payable to an investor, due August 1, 2000 -
       related party                                                            500,000            500,000

 13.5% notes  payable  to a  financing  company,  monthly
       payments  of  $654 including interest, due
       June 20, 2000, secured by equipment                                        4,924              9,042

   8.6%note payable to a financing company, monthly
       payments of $426 including
       interest, due
       September 15, 1999, secured by equipment                                  12,173             17,039

   Non-interest bearing note (imputed at 10%); note
       payable to a company, monthly payments of
       $2,481, due March 22, 1999, unsecured                                          -             33,477


                                   (Continued)






                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997


NOTE 4 - LONG-TERM DEBT (CONTINUED)

                                                                                 1998             1997
                                                                              ---------         ----------
   12% note payable to a financing company, monthly
       payments of $767 including
       interest, due
       July 31, 2000, secured by equipment                                       13,211                 -

   11.5% note payable to a financing company, monthly
       payments of $921 including interest, due June 16, 2000,
       secured by equipment                                                      19,128                 -

   14% note  payable to a financing  company,  monthly
       payments of $1,355, due April 9, 2001, secured
       by equipment                                                              35,034             45,544

   12% note payable to a financing company, monthly
       payments of $615 including interest, due
       September 19, 2002, secured by equipment                                  21,240                 -
                                                                             ----------       -----------

                                                                              1,815,165         1,903,910
   Less current portion                                                          54,965        (1,380,644)
                                                                             ----------       -----------

                                                                             $1,760,200       $   523,266
                                                                             ==========       ===========


The following is a schedule of maturities of notes payable at December 31,1998:

          1999                                                              $    54,965
          2000                                                                1,739,656
          2001                                                                   15,369
          2002                                                                    5,175
                                                                            -----------

                                                                            $1,815,165
                                                                            ===========


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997


NOTE 5 - PREFERRED STOCK

The Series A Senior Cumulative Convertible Participating Preferred Stock ("Series A Stock")is entitled to receive cash dividends of $1 per share per annum accruing from the date of issuance. Such dividends are cumulative and must be paid before any dividends can be paid on the common stock. The Series A Stock is convertible into common stock, at the option of the holders, into a maximum of 29,439,000 shares of common stock upon: (a) the sale of substantially all of the assets of the Company; (b) a change in control of the Company; (c) the dissolution of the Company; or (d) October 1, 2000. If the Series A Stock is not converted into common stock, it becomes redeemable at the option of the holder any time after October 1, 2000 at a redemption price of $10 per share. Should the Company fail to redeem any share of the Series A Stock after a redemption request, the Series A stockholders shall have the right to elect a majority of the Company's board of directors and the Company shall pay interest on the redemption price at the rate of prime plus 5% until actually redeemed. No beneficial conversion feature was recognized upon the issuance of the convertible participating preferred stock since, the conversion price and the fair value of the Company's Common stock were approximately the same on November 12, 1998.


NOTE 6 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 1998 and 1997 is as follows:



                                                                               1998                       1997
                                                                           ------------               -----------

       Expected federal income tax provision (benefit)                     $ 1,208,545                $ (148,069)
       State income taxes                                                                                      -
       Valuation allowance and other                                        (1,208,545)                  148,069
                                                                            -----------                 --------

                                                                           $         -                $        -
                                                                           ============               ==========

Deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                               1998                       1997
                                                                           ------------               -----------
       Current deferred tax asset                                          $   635,225                $  155,779
       Current deferred tax liability                                                -                         -
       Valuation allowance for current deferred tax asset                     (635,225)                 (155,779)
                                                                           ------------               -----------

       Net current deferred tax asset                                      $         -                $        -
                                                                           ============               ===========

       Non-current deferred tax asset                                      $ 1,831,339                $1,180,948
       Non-current deferred tax liability                                      (93,079)                 (148,506)
       Valuation allowance for non-current deferred tax asset               (1,738,260)               (1,032,442)
                                                                            -----------               ----------

       Net non-current deferred tax asset                                  $         -                $        -
                                                                           ============               ===========





                                   (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 6 - INCOME TAXES (CONTINUED)

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

MB generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 1998, subject to limitations under Internal Revenue Code ss.382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not utilized. The net operating loss carry forward at December 31, 1998 amounts to $4,051,000 and will begin to expire in 2008 if not utilized.


NOTE 7 - LEASE COMMITMENTS

The Company has non-cancelable leases for office space and equipment. Future minimum payments under these leases and other equipment operating leases are payable as follows:

              Year Ended
             December 31,                            Amount
                  1999                              $223,637
                  2000                               221,490
                  2001                               228,237
                  2002                               235,416
                  2003                                29,554
                                                    --------
                                                    $938,334
                                                    ========

Lease and rent expense under non-cancelable operating leases for 1998 and 1997 are $349,550 and $222,579, respectively.

NOTE  8 - LEGAL PROCEEDINGS

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

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 8 - LEGAL PROCEEDINGS (CONTINUED)

On April 1, 1998, the Company entered into a physician coverage and service agreement with Toth Enterprises II, P.A., a Texas professional association doing business as Victory Medical and Family Care and Dr. William G. Franklin. The Company through a subsidiary was to provide administrative and management services for the clinic. The assets of Victory Medical and Family Care were purchased by the Company with the issuance of 400,000 shares of the Company's common stock. Subsequent to the acquisition, the previous management services to Victory Medical and Family Care and, as of the date of this report, is in the process of trying to settle the dispute.

On July 20, 1998, a subsidiary of the Company filed a lawsuit in the District Court of Tarrant County, Texas, against Toth Enterprises, II, P.A. Pursuant to an Acquisition Agreement, the subsidiary had merged with a corporation which the individuals were associated with and thereafter the subsidiary entered into a Management Agreement with a new entity involving the same individuals. The lawsuit, which amended to include the entity, asserted a breach of the Acquisition Agreement and Management Agreement and other various causes of action. On July 28, 1998, the individuals filed a lawsuit in the District Court of Travis County, Texas, against the Company and a stockholder and employee. The individuals and entity also filed a counterclaim against the subsidiary. The Travis County lawsuit alleged a breach of the Acquisition Agreement, and violation of Texas securities laws. Upon request filed by the subsidiary, the Travis County lawsuit was consolidated with the Company's Tarrant County lawsuit. The Company believes that the allegations of the entity and individuals are meritless.

On November 6, 1998, the Company and its subsidiary filed a lawsuit in the District Court of Tarrant County, Texas, against a former employee of one of the subsidiaries. The lawsuit asserted a right to damages based upon the employee's breach of a Confidentiality Agreement entered into between the former employee and one of the subsidiaries. The Company and subsidiaries anticipate entry of a judgment in their favor and against the former employee.



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 9 - STOCK OPTIONS

Stock Options
-------------

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option
Plan ("Plan") for key executives and employees. The Plan provides for 1,045,000 shares.

A summary of changes in the Company's  incentive  stock options issued under the
Plan and other compensatory options follows:
                                                                           Other
                                            Plan Options             Compensatory Options                  Combined
Total                            -----------------------------   -------------------------------
 Weighted                                                                                Weighted
                                                       Average                            Average
                                                      Exercise                           Exercise
                                    Options            Price          Options            Price                Options
                                    --------        -----------      ----------        ----------           ----------

Outstanding at 12/31/96              865,000              $.05        2,400,000              $.03            3,265,000

Granted              -                    -         2,100,000                .48       2,100,000
Exercised                           (70,000)               .05                -                 -              (70,000)
Forfeited                                 -                  -                -                 -                    -
                                   ---------              -----       ----------             -----          -----------

Outstanding at 12/31/97             795,000                .05        4,500,000               .24            5,295,000

Granted              1,075,000           .13                -                 -                 -            1,075,000
Exercised                          (120,000)               .05                -                 -             (120,000)
Forfeited                          (200,000)               .05       (1,050,000)              .16           (1,250,000)
                                   --------               ----       ----------              ----           ----------

Outstanding at 12/31/98           1,550,000               $.09        3,450,000              $.22            5,000,000
                                  =========               ====       ==========              ====           ==========


The fair value of plan options issued during 1998 was approximately $137,750.  There were no plan options issued during 1997.

The following table summarizes information about options outstanding at December
31, 1998 under the Plan:

                                       Options Outstanding                                  Options Exercisable
                                       -------------------                           ----------------------------------
                                         Weighted Average
   Range of            Number              Remaining          Weighted Avg.              Number         Weighted Avg.
Exercise Prices     Outstanding         Contractual Life     Exercise Price           Exercisable     Exercisable Price
---------------     -----------        -------------------   --------------           -----------     -----------------
   $.02-$.19        1,550,000               1.2                  $.09                  1,550,000            $.09



The following table summarized information about the other compensatory stock options outstanding at December 31, 1998:





                                   (Continued)



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 9 - STOCK OPTIONS (CONTINUED)

                                       Options Outstanding                                           Options Exercisable
                                       -------------------                                           -------------------
                                         Weighted Average
   Range of            Number              Remaining          Weighted Avg.              Number         Weighted Avg.
Exercise Prices     Outstanding         Contractual Life     Exercise Price           Exercisable     Exercisable Price
---------------     -----------        -------------------   --------------           -----------     -------------------

   $.03-$.65         3,450,000              1.6                  $.22                   3,450,000            $.22

The  company  applies  APB  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees"  ("APB25"),  in accounting for its compensatory  stock options plans.
The options granted during 1998 and 1997 have exercise prices which  approximate fair value,  and accordingly,  no compensation  cost has been recognized for its incentive or other  compensatory  stock  options in the  consolidated  financial
statements.   Had  compensation  cost  for  the  Company's  stock  options  been determined  consistent with FASB statement No. 123,  "Accounting for Stock Based
Compensation",  the  Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                        Years ended December 31,
                                                                 -------------------------------------
                                                                     1998                      1997
                                                                 ------------               ----------
Net Income (Loss)                            As reported         $(3,851,222)                $(407,438)
                                             Pro forma           $(3,851,222)                $(407,438)

Net Income (Loss) per share                  As reported               $(.06)                    $(.01)
                                             Pro forma                 $(.06)                    $(.01)


Of the 5,000,000 outstanding incentive stock options at December 31, 1998, 1,075,000 options are fully vested at December 31, 1998 and 3,925,000 options vested in 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1998 and 1997: dividend yield of 0%, expected volatility of 29.55%, risk free interest rates ranging from 5.77% to 6.41% over a 5 year period, and an expected life of 1.5 years.

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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








                                  (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 11:  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two principal business segments: medical receivables and software and maintenance sales. Summarized financial information by significant business segments as of and for the years ended December 31, 1998 and 1997 is as follows:

                                         1998            1997
                                      -----------    -----------
Revenues:
     Medical fees                     $ 2,633,753    $ 2,145,995
     Software and maintenance sales       326,511      1,502,445
     Other                                455,661        189,545
                                      -----------    -----------

                                      $ 3,415,925    $ 3,837,985
                                      ===========    ===========

Operating income (loss):
     Medical fees                     $(2,496,079)   $   141,349
     Software and maintenance sales    (1,144,715)      (578,787)
     Corporate                           (319,981)      (346,192)
                                      -----------    -----------

                                      $(3,960,775)   $  (783,630)
                                      ===========    ===========

Total assets:
     Medical fees                     $   872,630    $ 2,558,312
     Software and maintenance sales       462,873      1,604,693
     Corporate                            867,148        497,368
                                      -----------    -----------

                                      $ 2,202,651    $ 4,660,373
                                      ===========    ===========

Depreciation and amortization:
     Medical fees                     $ 1,034,674    $    54,205
     Software and maintenance sales       457,723        295,089
     Corporate                              9,686          9,208
                                      -----------    -----------

                                      $ 1,502,083    $   358,502
                                      ===========    ===========

Capital expenditures:
     Medical fees                     $   110,706    $   382,302
     Software and maintenance sales          --          193,160
     Corporate                              1,239           --
                                      -----------    -----------

                                      $   111,945    $   575,462
                                      ===========    ===========







                                  (Continued)

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

NOTE 12:  DISCONTINUED OPERATIONS

On April 30, 1998 and February 1, 1999, the Company entered into agreements to sell its ownerships in Sandy Home Health, Inc. ("SHH") (a Utah corporation) and Color Country Health Express ("CCHE") (a Utah corporation), respectively. Accordingly, the operating results of SHH and CCHE have been segregated from continuing operations and reported as a separate line item on the statement of operations.

The Company has restated its prior financial statements to present the operating results of SHH and CCHE as discontinued operations. The assets and liabilities of such operations at December 31, 1997, have been reflected as a net non-current asset based substantially on the original classification of such assets and liabilities.

Operating results from discontinued operations are as follows:


                                                                    1998                      1997
                                                               --------------            --------------

     Medical income                                              $ 1,055,975               $ 1,451,870
     Cost of medical                                              (1,122,809)               (1,370,251)
     Depreciation and amortization                                   (33,871)                  (39,581)
                                                                ------------              ------------

     Income (loss) from operations                                  (100,705)                   42,038
     Other expense                                                     8,274                   (13,979)
     Minority interest                                                45,291                    13,749
                                                                -------------             -------------

     Income (loss) from discontinued operations                 $    (47,140)             $     14,310
                                                                ============              ============


NOTE 13:  IMPACT OF YEAR 2000 (UNAUDITED)

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

                                  (Continued)