Form 10QSB
period 1999-03-31
MB SOFTWARE CORP
filed 1999-05-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

                                                   Name of each Exchange
    Title of Each Class                             on Which Registered
           Common                             NASDAQ - OTC BULLENTIN BOARD

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


As of May 10, 1999, 68,691,971 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                       Yes   [   ]                No  [ X ]




                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 1999


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                  PAGE NUMBER
                                                                                  -----------


         Item 1  -  Financial Statements

              Consolidated Balance Sheet
              March 31, 1999 (Unaudited) and December 31, 1998 (Audited)              F-1-F-2

              Consolidated Statements of Operations  -
              for the Three Months ended March 31, 1999 (Unaudited) and
              December 31, 1998 (Audited)                                             F-3-F4

              Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 1999 (Unaudited)
             and December 31, 1998 (Audited)                                          F-5-F-6

              Notes to Consolidated Financial Statements                                 7

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                                         7-8-9

PART II - OTHER  INFORMATION


         Item 5  -  Other Information                                                   10


         Item 6  -  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                                        10

SIGNATURES                                                                              10



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        March 31,   December 31,
                                                          1999        1998
                                                       ----------   ----------
                                                       (Unaudited)

CURRENT ASSETS
   Cash                                                $   72,597   $  188,797
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts and
           contractual adjustments of $1,595,052 and
           $1,810,887 in 1999 and 1998, respectively      904,791    1,003,126
   Notes receivable                                        83,233       51,288
   Prepaid expenses                                         4,200        4,200
                                                       ----------   ----------

              TOTAL CURRENT ASSETS                      1,064,821    1,247,411
                                                       ----------   ----------

PROPERTY AND EQUIPMENT, NET                               341,686      396,022
                                                       ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization              296,908      316,806
   Software development costs, net of accumulated
       amortization                                       139,487      169,376
   Deposits and other assets                               69,444       73,036
                                                       ----------   ----------

              TOTAL OTHER ASSETS                          505,839      559,218
                                                       ----------   ----------

                                                       $1,912,346   $2,202,651
                                                       ==========   ==========





                                   (Continued)
                                       F-1




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                         March 31,    December 31,
                                                          1999          1998
                                                       -----------    -----------
                                                       (Unaudited)

CURRENT LIABILITIES
   Notes payable
       Related parties                                 $      --      $      --
       Other                                               287,020        303,946
   Current maturities of long-term debt
       Related parties                                        --             --
       Other                                                36,275         54,965
   Accounts payable                                        372,793        483,074
   Accrued liabilities                                     367,465        315,004
   Deferred revenues                                        53,309         57,423
                                                       -----------    -----------

              TOTAL CURRENT LIABILITIES                  1,116,862      1,214,412

LONG-TERM DEBT, NET OF CURRENT
   MATURITIES
       Related parties                                   1,703,808      1,703,808
       Other                                                38,057         56,392

PREFERRED STOCK DIVIDENDS PAYABLE                          130,644         85,000
                                                       -----------    -----------

              TOTAL LIABILITIES                          2,989,371      3,059,612
                                                       -----------    -----------

SHAREHOLDERS' DEFICIT
   Series A senior cumulative convertible
       participating preferred stock; $10 par value;
       340,000 shares issued and outstanding in 1998     3,400,000      3,400,000
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 69,100,000 shares issued                 69,100         69,100
   Additional paid-in capital                            1,101,105      1,101,105
   Accumulated deficit                                  (5,635,191)    (5,415,127)
   Treasury stock, at cost; 408,029 shares                 (12,039)       (12,039)
                                                       -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT               (1,077,025)      (856,961)
                                                       -----------    -----------

                                                       $ 1,912,346    $ 2,202,651
                                                       ===========    ===========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                March 31, 1999    March 31, 1998
                                                --------------   ---------------
REVENUES
   Medical income - net of contractual
       adjustments of $371,993 and $344,590
       in 1999 and 1998, respectively             $ 565,605          $ 556,308
   Service fees                                      81,239            164,916
Software & maintenance sales                         60,671            162,308
                                                  ---------          ---------

           TOTAL REVENUES                           707,515            883,532
                                                  ---------          ---------

COST OF REVENUES
   Cost of software and maintenance                   4,078             33,094
   Cost of medical services                         534,774            512,542
                                                  ---------          ---------

           TOTAL COST OF REVENUES                   538,852            545,636
                                                  ---------          ---------

              GROSS PROFIT                          168,663            337,896
                                                  ---------          ---------

OPERATING EXPENSES
   Selling, general and administrative              298,355            520,056
   Depreciation and amortization                     76,188             85,105
                                                  ---------          ---------

           TOTAL OPERATING EXPENSES                 374,543            605,161
                                                  ---------          ---------

              (LOSS) FROM OPERATIONS               (205,880)          (267,265)

OTHER INCOME (EXPENSES)
   Gain on sale of asset                               --                1,501
   Interest expense                                 (45,828)           (68,457)
   Interest income and other                        116,644             21,286
                                                  ---------          ---------

           TOTAL OTHER INCOME (EXPENSE)              70,816            (45,670)
                                                  ---------          ---------

              (LOSS) FROM CONTINUING OPERATIONS
                BEFORE MINORITY INTEREST           (135,064)          (312,935)

MINORITY INTEREST IN LOSS                              --              161,017
                                                  ---------          ---------

              (LOSS) BEFORE PREFERRED STOCK
                 DIVIDEND AND DISCONTINUED
                 OPERATIONS                        (135,064)          (151,918)
                                                  ---------          ---------


                                   (Continued)




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                           Three Months Ended
                                                      March 31, 1999   March 31, 1998
                                                      --------------   --------------


PREFERRED STOCK DIVIDEND                               $     85,000    $       --
                                                       ------------    ------------

              (LOSS) BEFORE DISCONTINUED
                 OPERATIONS                                (220,064)       (151,918)

DISCONTINUED OPERATIONS
   Income from operations of discontinued subsidiary           --             5,868
                                                       ------------    ------------

              NET LOSS                                 $   (220,064)   $   (146,050)
                                                       ============    ============

INCOME PER WEIGHTED AVERAGE
   COMMON SHARE
       Continuing Operations                           $       --      $       --
       Discontinued Operations                                 --              --
                                                       ------------    ------------

                                                       $       --      $       --
                                                       ============    ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                           69,100,000      68,580,000
                                                       ============    ============





                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                    March 31, 1999   March 31, 1998
                                                    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) before discontinued operations           $(220,064)      $(151,918)
   Adjustments to reconcile net (loss) to net
       cash used by operating activities:
           Depreciation and amortization                  76,188          85,105
           Gain on sale of assets                           --            (1,501)
           Change in allowance for doubtful accounts    (215,835)        110,440
   Changes in assets and liabilities:
           Trade accounts receivable                     314,170        (222,447)
           Notes receivable                              (31,945)          3,489
           Prepaid expenses and other                       --             2,931
           Deposits                                         --            (3,213)
           Accounts payable                             (110,281)       (173,003)
           Accrued liabilities                            13,105         (61,371)
           Deferred revenues                              (4,114)        (30,019)
                                                       ---------       ---------
                      NET CASH USED BY
                          CONTINUING OPERATIONS         (178,776)       (441,507)
                                                       ---------       ---------

                      NET CASH USED BY
                          DISCONTINUED OPERATIONS           --          (161,017)
                                                       ---------       ---------

                      NET CASH USED BY OPERATING
                          ACTIVITIES                    (178,776)       (602,524)
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                   (22,448)         (1,239)
   Proceeds from sale of assets                             --             1,501
                                                       ---------       ---------
                      NET CASH PROVIDED (USED) BY
                          INVESTING ACTIVITIES           (22,448)            262
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable
       Related parties                                      --              --
       Other                                             (42,424)       (295,212)
   Proceeds from notes payable
       Related parties                                      --              --
       Other                                              42,448         300,000
   Preferred stock dividends payable                      85,000            --
                                                       ---------       ---------
                      NET CASH PROVIDED BY
                          FINANCING ACTIVITIES            85,024           4,788
                                                       ---------       ---------


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                    Three Months Ended
                                           March 31, 1999       March 31, 1998
                                           --------------       --------------



(DECREASE) IN CASH                            $(116,200)          $(597,474)

CASH AT BEGINNING OF PERIOD                     188,797             716,735
                                              ---------           ---------

CASH AT END OF PERIOD                         $  72,597           $ 119,261
                                              =========           =========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for interest
       Related parties                        $  24,225           $  19,090
       Other                                     49,427              42,593
                                              ---------           ---------

                                              $  73,652           $  61,683
                                              =========           =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Disposition of assets                  $  53,975           $    --
       Leases assumed by third party            (53,975)               --
       Sale of Software Assets                     --               274,603
       Increase in Notes Receivable                --              (274,603)
                                              ---------           ---------

                                              $    --             $    --
                                              =========           =========

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial informaiton and with the instructions to Form 10-QSB and Rule 10-01 of of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1998. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In the first quarter of 1999, MB Software Corporation (the "Company") continued to focus on the operations of its existing health care businesses and development of its medical practice management software business.

In the year ending December 31, 1998, the Company sold numerous health care entities that had proven to be cost-prohibitive to operate. In the first quarter of 1999, the Company continued the process of restructuring the remaining entities in an effort to maximize profits and reduce administrative expenses.

The health care division of the Company continued to focus on Company-owned physician practices in Florida. The Company's remaining health care businesses consist of three clinics in Florida and a chiropractic clinic in Las Vegas, Nevada. Florida law, as opposed to the law of many other states, permits the corporate practice of medicine of the type engaged in by the Company. The Florida clinics account for approximately 82% of gross medical revenues.

In the first quarter of 1999, the software division of the Company focused on its continued restructuring and new product development pertaining to the health care industry. The Company did not have any material changes in its Year 2000 compliance status from that disclosed in the Form 10Q for the quarter ended June 30, 1998, except that the Company's OneClaim(R) Plus software has met the compliance standards for Medicare and as a result, will meet compliance standards for the industry as a whole.


The following summarizes the results of operations for the three month period ended March 31, 1999 and March 31, 1998:


                                                                                  Three Months Ended
                                                                                       March 31

                                           ----------------------------------------------------------------------------
                                                  1999                   %                1998               %
                                           ------------------                      ------------------
Medical Activities:
     Gross Revenue                         $      938,598             100*         $      900,898             100*
     Contractual Allowance                        371,993            0.40*                344,590            0.38*
                                           --------------         --------         --------------         --------


               Net Revenue                        565,605              60*                556,308              62*
                                                                  --------                                --------

     Cost of  Revenue                            (534,774)         - 0.95**              (512,542)           -0.92**
                                           --------------         --------         --------------         --------

               Gross Profit                        30,831            0.5**                 43,766             0.8**
                                           --------------         --------         --------------         --------

Service Fees                                       81,239                                 164,916
                                           --------------                          --------------

Software Activities:
    Gross Revenue                                  60,671                                 162,308
    Cost of Revenue                                (4,078)                                (33,094)
                                           --------------                          --------------

               Gross Profit                        55,593                                 129,214

                                           --------------                          --------------
               GROSS PROFIT                       168,663                                 337,896


Operating Expenses:
    Selling, General and
    Administrative:
    Bad Debt Expense
   Other General and
             Administrative                       298,355                                 520,056
                                           --------------                          --------------
                                                  298,355                                 520,056


   Depreciation and Amortization                   76,188                                  85,105

   Interest Expense                               (45,828)                                (68,457

    Interest Income and Other                     116,644                                  21,286

Gain on sale of assets                                --                                    1,501
                                                                                   --------------

Loss from Continuing Operations
        before Minority Interest in 1998         (135,064)                               (312,935)
                                           --------------                          --------------

Notes
-----
*     Computed as percentage of Gross
        Medical Revenue
**    Computed as percentage of Net
        Medical Revenue

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Gross medical revenues increased 4% to $937,598 for the three months ended March 31, 1999 as compared to $900,898 for the three months ended March 31, 1998. This increase is partially attributable to patient increases in the Company's Florida clinics and the addition of a third Florida clinic.

The contractual allowance adjustment increased .08% to $371,993 for the first quarter of 1999 compared with $344,590 for the three months ended March 31, 1998. In the first quarter of 1999, the Company identified numerous slow paying receivables or receivables that due to changing conditions required reductions in their realizable amounts. These amounts have been recorded in the contractual adjustment of $371,993.

The cost of medical revenues increased .04% to $534,774 for the three months ended March 31, 1999 compared to $512,542 for the three months ended March 31, 1998. This modest increase is partially attributable to a short-term increase in labor costs in that additional employees were retained to assist in receivable collection efforts.

The gross profit from medical activities decreased 42% to $30,831 for the three months ended March 31, 1999 as compared to $43,766 for the three months ended March 31, 1999. The decrease reflects, in part, the increased contractual allowance percentages increased expenses attendant to the opening of the new clinics and the increased short-term labor costs.

The service fees for the first quarter ending March 1999 decreased 51% to $81,239 from $164,916 for the first quarter of March 1998. Service fees are earned in connection with practice management agreements. The reduction in the service fee amounts reflects the Company's determination to reduce practice management arrangements in favor of Company-owned practices.

In the quarter ending March 31, 1999, gross revenue from software activities decreased 62% to $60,671 from $162,308 for the first quarter ending March 1998. The revenue reduction reflects reduced technical support fees and reduced software sales, each partially resulting from a period of time allocated to research and development for new products.

The Company's gross profit for the first quarter ending March 1999 decreased 50% to $168,663 from $337,896 for the first quarter ending March 1998. As delineated herein, this reduction in gross profit is substantially related to the reduction in service fees as well as the revenue reductions pertaining to the software activities.

The other selling, general and administrative expenses decreased by 42% to $298,355 for the three-month period ended March 31, 1999 as compared to $520,056 for the three-month period ended March 31, 1998. This decrease reflects savings resulting from the termination of certain operations and reduction in the due diligence costs associated with acquiring practice management affiliations.

The net loss from continuing operations decreased 56.8% to $135,064 for the three month period ended March 31, 1999, as compared to a loss of $312,935 loss for the three months ended March 31, 1998. The reduction evidences the Company's continuing efforts to eliminate those operations that have not been profitable.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $178,776 of cash during the three months ended March 31, 1999 compared to a use of cash of $602,524 for the quarter ended March 31, 1998. While there a multitude of factors to which the reduction may be attributed, it is noteworthy that for the quarter ending March 31, 1998, there was a cash usage of $161,017 by discontinued operations without a similar expenditure for the same quarter of 1999.

As of March 31, 1999, the Company had working capital deficits of $52,041. The working capital as of March 31, 1998 was $32,999. At March 31, 1999, the Company had cash of $72,597. To increase its cash position, the Company plans on out-sourcing the collection efforts for a portion of significantly delinquent Florida receivables in a multi-party financing/collections arrangement.

In the three months ended March 31, 1999, the Company expended $22,448 for the purchase of equipment. The Company does not anticipate any major purchase of equipment for the remaining nine (9) months of 1999.

PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

Exhibits - All exhibits are  incorporated  by reference  from prior filings with
--------   the Commission.

Financial Statements  -  See Item 1 for financial statements filed with this report.
--------------------

Reports on Form 8-K  - None
-------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MB SOFTWARE CORPORATION



Date: May 14, 1999               /s/ Scott A. Haire
                             ----------------------
                             Scott A.  Haire, Chairman of the Board,
                             Chief Executive Officer and President
                             (Principal Financial Officer)