Form 10QSB
period 1999-06-30
MB SOFTWARE CORP
filed 1999-08-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
 Title of Each Class                                  on Which Registered
 -------------------                                  -------------------
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


As of July 30, 1999, 68,691,971 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes  [ ]                No  [X]


                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                           Quarter Ended June 30, 1999


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                             PAGE NUMBER

         Item 1  -  Financial Statements

              Consolidated Balance Sheet
              June 30, 1999 (Unaudited) and December 31, 1998 (Audited)         3-4

              Consolidated Statements of Operations -
              for the Three Months ended June 30, 1999 (unaudited) and
              December 31, 1998 (Audited)                                       5

              Consolidated Statements of Cash Flows
              for the Three Months ended June 30, 1999 (unaudited) and
              December 31, 1998 (Audited)

              Notes to Consolidated Financial Statements                        8

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                                8-9-10

PART II-OTHER INFORMATION


         Item 5  -  Other Information                                           10

         Item 6  -  Exhibits, Financial Statement Schedules
         AND rEPORTS ON fORM 8-K                                                10


SIGNATURES                                                                      10














                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        June 30,    December 31,
                                                          1999        1998
                                                       ----------   ------------
                                                       (Unaudited)

CURRENT ASSETS
   Cash                                                $  257,022   $  188,797
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts and
           contractual adjustments of $631,861 and
           $1,810,887 in 1999 and 1998, respectively      605,625    1,003,126
   Notes receivable                                       229,325       51,288
   Prepaid expenses                                         4,000        4,200
                                                       ----------   ----------

              TOTAL CURRENT ASSETS                      1,095,972    1,247,411
                                                       ----------   ----------

PROPERTY AND EQUIPMENT, NET                               379,938      396,022
                                                       ----------   ----------

OTHER ASSETS
   Goodwill, net of accumulated amortization              207,702      316,806
   Software development costs, net of accumulated
       amortization                                          --        169,376
   Deposits and other assets                               74,596       73,036
                                                       ----------   ----------

              TOTAL OTHER ASSETS                          282,298      559,218
                                                       ----------   ----------

                                                       $1,758,208   $2,202,651
                                                       ==========   ==========









                                   (Continued)



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                         June 30,     December 31,
                                                          1999           1998
                                                       -----------    ------------
                                                       (Unaudited)

CURRENT LIABILITIES
   Notes payable
       Related parties                                 $      --      $      --
       Other                                               163,716        303,946
   Current maturities of long-term debt
       Related parties                                        --             --
       Other                                                34,968         54,965
   Accounts payable                                        311,088        483,074
   Accrued liabilities                                     260,018        400,004
   Deferred revenues                                        44,901         57,423
                                                       -----------    -----------

              TOTAL CURRENT LIABILITIES                    814,619      1,299,412

LONG-TERM DEBT, NET OF CURRENT
   MATURITIES
       Related parties                                     933,808        933,808
       Other                                               921,611        741,392

PREFERRED STOCK DIVIDENDS PAYABLE                          215,644         85,000
                                                       -----------    -----------

              TOTAL LIABILITIES                          2,885,754      3,059,612
                                                       -----------    -----------

SHAREHOLDERS' DEFICIT
   Series A senior cumulative convertible
       participating preferred stock; $10 par value;
       340,000 shares issued and outstanding in 1998     3,400,000      3,400,000
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 69,100,000 shares issued                 69,100         69,100
   Additional paid-in capital                            1,101,105      1,101,105
   Accumulated deficit                                  (5,415,127)    (5,415,127)
   Net Earnings                                           (270,525)
   Treasury stock, at cost; 408,029 shares                 (12,039)       (12,039)
                                                       -----------    -----------

              TOTAL SHAREHOLDERS' DEFICIT               (1,127,546)      (856,961)
                                                       -----------    -----------

                                                       $ 1,758,208    $ 2,202,651
                                                       ===========    ===========





                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                               Three Months Ended             Six Months Ended
                                                    June 30                         June 30
                                         ---------------------------     ----------------------------
                                              1999            1998           1999            1998
                                         ------------    ------------    ------------    ------------

Medical Activities:
       Revenue                           $    904,266    $    996,131    $  1,729,516    $  1,653,204
      Contractual Allowance                   319,287               -         631,861               -
                                         ------------    ------------    ------------    ------------
                Net Revenues                  584,979         996,131       1,097,655       1,653,204

      Cost of Revenue                         310,317         694,187         642,383       1,310,431
                                         ------------    ------------    ------------    ------------
               Gross Profit                   274,662         301,944         455,272         342,773

Service Fees                                    5,056         177,751          91,796         342,667
                                         ------------    ------------    ------------    ------------

Software Activities:
    Gross Revenue                              71,488          97,896         132,158         260,204
    Cost of Revenue                            16,835               -          18,753          14,427
                                         ------------    ------------    ------------    ------------
            Gross Profit                       54,653          97,896         113,406         245,777


Gross Profit                                  334,371         577,591         660,473         931,217
                                         ------------    ------------    ------------    ------------

Operating Expenses:
   Selling, General and Administrative        388,598         426,223         734,633         946,279
    Bad Debt Expense, Other General
   and Administrative

   Depreciation and Amortization               40,265          93,707         108,727         182,257
                                         ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSE                       428,863         519,930         843,360       1,128,536

  Interest Expense and Other                   22,135          10,254          58,261          56,436
      Income and Expenses                      (2,223)              -          (5,987)              -
                                         ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE                            19,911          10,254          52,274          56,436

  Income Tax Expense                                -
Net (Loss) on Operations                     (114,403)         47,407        (235,161)       (253,755)
                                         ------------    ------------    ------------    ------------

PREFERRED STOCK DIVIDENDS                      85,000               -         170,000               -
                                         ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS
  Gain (Loss) Discontinued Operation          (37,868)        (53,581)        (28,255)        (59,486)
  Gain on Discontinued Operation              134,636               -         134,636               -
                                         ------------    ------------    ------------    ------------
TOTAL GAIN ON DISCONTINUED                     96,768         (53,581)        106,381         (59,486)

OPERATION

MINORITY INTEREST                                   -           8,537               -         169,554
                                         ------------    ------------    ------------    ------------

    NET INCOME (LOSS)                    $   (102,635)   $      2,363    $   (298,780)   $   (143,687)
                                         ============    ============    ============    ============

INCOME PER WEIGHTED
AVERAGE COMMON SHARE                     $       .000    $       .000    $       .000    $    .(002)
                                         ============    ============    ============    ============

WEIGHTEDAVERAGE COMMON
SHARES OUTSTANDING                         68,580,000      68,670,000      68,580,000      68,631,428
                                         ============    ============    ============    ============




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 JUNE 30,
                                                                           1999          1998
                                                                       ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss before discontinued operations                            $  (270,525)   $(3,723,057)
    Adjustments to reconcile net (loss) to net
    cash used by operating activities:
          Depreciation and amortization                                    108,727      1,502,083
          (Gain) loss on sale of assets                                   (134,636)        43,994
          Common stock issued for services                                  60,000
          Minority interest in loss                                       (548,623)
          Change in allowance for doubtful accounts                       (905,748)     1,950,626
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                      1,072,927       (866,118)
         Decrease in notes receivable                                       51,288          8,040
         Decrease in prepaid expenses and other                                200          4,348
         Increase in deposits                                              (21,454)        (4,132)
         Increase (decrease) in accounts payable/accrued liabilities        (6,340)       109,783
         Decrease in deferred revenues                                     (12,520)       (51,233)
                                                                       -----------     ----------

          NET CASH USED BY CONTINUING OPERATIONS                          (118,081)    (1,514,289)
                                                                       -----------     ----------

         NET CASH PROVIDED (USED) BY
                                DISCONTINUED OPERATIONS                     (8,824)        67,755
                                                                       -----------     ----------

          NET CASH USED BY OPERATING ACTIVITIES                           (126,906)    (1,446,534)
                                                                       -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                     (9,850)      (111,945)
    Organizational costs                                                    (1,224)             -
    Proceeds from sale of business segment                                 300,000              -
    Proceeds from sale of equipment                                              -            750
                                                                       -----------     ----------

     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      288,926       (111,195)
                                                                       -----------     ----------



                                   CONTINUED



                MB SOFTWARE CORPORATION AND SUBSIDILARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                           JUNE 30,
                                                                     1999           1998
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes payable
         Related parties                                         $         -    $  (895,000)
         Other                                                      (137,441)      (220,035)
     Proceeds from notes payable
         Related parties                                              10,000      1,900,000
         Other                                                        33,646        238,826
     Proceeds from common stock issuance                                   -          6,000
                                                                 -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (93,795)     1,029,791
                                                                 -----------    -----------

                        INCREASE (DECREASE) IN CASH                   68,225       (527,938)

Cash balance at beginning of period                                  188,797        716,735
                                                                 -----------    -----------

                        CASH BALANCE AT END OF PERIOD            $   257,022    $   188,797
                                                                 ===========    ===========

SUPPLEMENTAL INFORMATION
     Cash paid during the period for interest                    $    81,363    $   260,516
                                                                 ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
     Preferred stock issued for minority interest                $         -    $ 2,000,000
     Minority interest acquired                                            -     (1,083,079)
     Preferred stock issued to satisfy note payable                        -      1,400,000
     Conversion of note payable to prefrred stockrelated party             -     (1,400,000)
     Goodwill on acquisition of minority interest                          -       (916,921)
     Sale of software for note receivable                                  -        230,982
     Note receivable from software sale                                    -       (230,982)
                                                                 -----------    -----------


                                                                 $         -    $         -
                                                                 -----------    -----------


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1998. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the second quarter of 1999, MB Software Corporation (the "Company") continued operations of its Florida healthcare clinics, promoted sales of its medical practice management software and pursued development of Internet- based health care services.

The health care division of the Company continued to focus on Company-owned physician practices in Florida. Florida law, as opposed to the law of many other states, permits the corporate practice of medicine of the type engaged in by the Company. As a result, the Company opened a fourth clinic in Lauderhill, Florida in July 1999. Similarly, the Company sold its chiropractic clinic in Nevada. All clinics are now Company-owed and located in Florida.

The software division of the Company focused on new product development, including online services for the health care industry. MB Software Solutions, Inc., (MBSSI), a subsidiary of the Company, has developed an Internet-based product that can operate independently or in conjunction with MBSSI's practice management software patient verification and patient validation services. MBSSI has entered into an agreement with NetVitality, Inc., a Stone Capital Company, that will accommodate the communication portion of the Internet verification and validation services. The new services are described on the corporate web page at MBSSI.com.

The following summarizes the results of operations for the three-month and the six-month period ended June 30, 1999 and 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

Revenue from medical activities decreased 9.4% to $904,266 for the three-months ended June 30, 1999, compared to $996,131 for the three-months ended June 30, 1998. This modest decrease is attributable to the termination of the Utah and Nevada clinics.

A contractual allowance adjustment was made in the amount of $319,287 for the second quarter of 1999. In the first six months of 1999, the Company identified numerous slow-paying receivables that, due to changing conditions, required reductions in their realizable amounts. The majority of these receivables pre-dated 1999.
The amounts have been recorded in the contractual adjustment of $319,287.

The cost of medical revenues decreased 55.29% to $310,317 for the three months ended June 30, 1999, compared to $694,187 for the three months ended June 30, 1998. This significant decrease is applicable to increased efficiencies in the operation of the clinics, the sale of Utah and Nevada clinics and the termination of practice management arrangements.

The gross profits from medical activities decreased 9.0% to $274,662 for the three months ended June 30, 1999, as compared to $301,944 for the three months ended June 30, 1998. This 9.0% decrease in gross profits is in accordance with the 9.4% decrease in medical revenue with each decrease reflecting reduced patient charges resulting from the sale of the Utah and Nevada clinics.

The service fees for the second quarter of 1999, decreased 97.15% to $5,056 from $177,751 for the second quarter ending June 1998. Service fees are earned in connection with practice management agreements. The reduction in the service fee amount reflects the Company's decision to eliminate practice management arrangements in favor of Company-owned practices.

In the quarter ending June 30, 1999, gross profit from software activities decreased 44.17% to $54,653 for $97,896 for the second quarter ending June 1998. The revenue reduction is applicable to reduced technical support fees and reduced software sales. The Company has continued to dedicate available resources to research and development for new products as opposed to sales and marketing of existing software.

The Company's gross profit for the second quarter decreased 42.10% to $334,371 for the second quarter ended June 30, 1999 from $577,591 for the second quarter ending June 1998. The gross profit decrease is substantially related to the reduction for reduced service fees as well as the revenue reductions for software activities.

The Company's selling, general and administrative expenses decreased by 8.82% to $388,598 for the three months ended June 30, 1999 as compared to $426,223 for the second quarter ending June 30, 1998. This decrease reflects savings resulting from the termination of certain operations.

The net loss on operations was $114,403 for the three month period ended June 30, 1999 representing a 141.32% difference compared to a profit of $47,407 for the three months ended June 30, 1998. The loss is primarily attributable to reduction in service fees, software sales and reductions for contractual allowance.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

The net medical revenues decreased 33.60% to $1,097,655 for the six-month period ended June 30, 1999, compared to $1,653,204 for the six-month period ended June 30, 1998. The decrease is applicable to the divestment of the Nevada and Utah clinics.

The cost of medical revenue decreased 50.97% to $642,383 for the six-month period ended June 30, 1999, as compared to $1,310,431 for the six-month period ended June 30, 1998. The decrease is applicable to the divestment of the Nevada and Utah clinics as well as the termination of practice-management arrangements.

Gross profit decreased to $660,473 for the second quarter ended June 30, 1999, compared to $931,217 for the second quarter ended June 30, 1998. The decrease in gross profit is mainly attributable to the reductions in software revenue and reduces service fees.

The Company's selling, general and administrative expenses decreased by 22.57% to $734,633 for the second quarter ending June 30, 1999 as compared to $946,279 for the second quarter ending June 30, 1998. This decrease reflects savings resulting from the termination of certain operations together with increased operational efficiency.

Net operating loss decreased 7.32% to $235,161 for the six-month period ended June 30, 1999, as compared to $253,755 for the six-month period ended June 30, 1998. The loss is primarily attributable to the reduction in software revenue and service fees.

Gain on discontinued operations was $134,636 from the sale of the chiropractic clinic in Nevada.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $118,081 of cash during the three months ended June 30, 1999 compared to a use of cash of $841,775 for the quarter ended June 30, 1998.

As of June 30, 1999, the Company had working capital of $281,353, which is 143.9%, increase over the June 30, 1998 working capital of ($640,276). At June 30, 1999, the Company had cash of $257,022. To increase its cash position, the Company plans on out-sourcing the collection efforts for a portion of significantly delinquent Florida receivables in a multi-party financing/collections arrangement.

In the three months ended June 30, 1999, the Company expended $9,850 for the purchase of equipment. The Company does not anticipate any major purchase of equipment for the remaining six (6) months of 1999.





PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits - All exhibits are  incorporated  by reference  from prior filings with the Commission.

Financial Statements - See Item 1 for financial statements filed with this report.


Reports on Form 8-K  - None


--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MB SOFTWARE CORPORATION



Date: August 12, 1999            /s/ Scott A. Haire
                             ----------------------
                             Scott A.  Haire, Chairman of the Board,
                             Chief Executive Officer and President
                             (Principal Financial Officer)