Form 10QSB
period 1999-09-30
MB SOFTWARE CORP
filed 1999-11-12
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 1999
                                                ------------------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each Exchange
         Title of Each Class                   on Which Registered
         -------------------                   ---------------------
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


As of September 30, 1999, 68,691,971 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes   [   ]               No   [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                        Quarter Ended September 30, 1999


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

         Item 1  -  Financial Statements

            Consolidated Balance Sheet
            September 30, 1999 (Unaudited) and
            December 31, 1998 (Audited)                                  3-4

            Consolidated Statements of Operations  -
            for the Three and  Nine Months ended September 30, 1999
            (Unaudited) and  December 31, 1998 (Audited)                 5-6

            Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 1999 (Unaudited)
            and December 31, 1998 (Audited)                              7-8

            Notes to Consolidated Financial Statements                   9

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                           9-10-11

PART II - OTHER  INFORMATION


         Item 5  -  Other Information                                    11


         Item 6  -  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                         11

SIGNATURES                                                               11




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            September 30,   December 31,
                                                                  1999           1998
                                                            -------------  -------------
                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                     $       1,804  $     188,797
   Accounts receivable -
       Medical receivables, net of
           allowance for doubtful accounts and
           contractual adjustments of $505,181 and
           $1,810,887 in 1999 and 1998, respectively              798,909      1,003,126
   Notes receivable                                               279,325         51,288
   Prepaid expenses                                                                4,200
                                                            -------------  -------------

              TOTAL CURRENT ASSETS                              1,080,038      1,247,411
                                                            -------------  -------------

PROPERTY AND EQUIPMENT, NET                                       253,695        396,022
                                                            -------------  -------------

OTHER ASSETS
   Goodwill, net of accumulated amortization                      207,701        316,806
   Software development costs, net of accumulated                 104,386        169,376
       amortization
   Deposits and other assets                                        9,769         73,036
                                                            -------------  -------------

              TOTAL OTHER ASSETS                                  321,856        559,218
                                                            -------------  -------------

                      TOTAL ASSETS                          $   1,655,589  $   2,202,651
                                                            =============  =============









                                   (Continued)



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       September 30,   December 31,
                                                             1999           1998
                                                       -------------  -------------
                                                        (Unaudited)
CURRENT LIABILITIES
   Notes payable
       Related parties                                 $          --    $        --
       Other                                                 203,651        303,946
   Current maturities of long-term debt
       Related parties                                            --             --
       Other                                                   4,523         54,965
   Accounts payable                                          372,341        483,074
   Accrued liabilities                                       244,281        400,004
   Other liabilities                                          21,500             --
   Deferred revenues                                          34,232         57,423
                                                       -------------  -------------

              TOTAL CURRENT LIABILITIES                      880,528      1,299,412

LONG-TERM DEBT, NET OF CURRENT
   MATURITIES
       Related parties                                       889,808        933,808
       Other                                                 814,000        741,392
PREFERRED STOCK DIVIDENDS PAYABLE                            300,644         85,000
                                                       -------------  -------------

              TOTAL LONG TERM LIABILITIES                  2,004,452      1,760,200
                                                       -------------  -------------

SHAREHOLDERS' EQUITY (DEFICIT)
   Series A senior cumulative convertible
       participating preferred stock; $10 par value;
       340,000 shares issued and outstanding in 1998       3,400,000      3,400,000
   Common stock; $.001 par value; 100,000,000 shares
       authorized; 69,100,000 shares issued                   69,100         69,100
   Additional paid-in capital                              1,101,105      1,101,105
   Accumulated deficit                                    (5,415,127)    (5,415,127)
   Current period earnings                                  (372,430)
   Treasury stock, at cost; 408,029 shares                   (12,039)       (12,039)
                                                       -------------  -------------

              TOTAL SHAREHOLDERS' EQUITY                  (1,229,391)      (856,961)
                                                       -------------  -------------

              TOTAL LIABILITIES AND SHAREHOLDER
              EQUITY (DEFICIT)                         $   1,655,589  $   2,202,651
                                                       =============  =============





                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLITATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       Three Months Ended                      Nine Months Ended
                                                 September 30                           September 30
                                       -----------------------------           -----------------------------
                                           1999              1998                  1999              1998
                                       -----------------------------           -----------------------------
Medical Activities:
      Revenue                          $   863,585       $ 1,231,213           $ 2,577,503       $ 3,532,648
      Contractual Allowance                122,783           443,114               745,369         1,091,345
                                       -----------       -----------           -----------       -----------
                Net Revenues               740,802           788,099             1,832,134         2,441,303

      Cost of Revenue                      338,180           546,769               984,061         1,857,200
                                       -----------       -----------           -----------       -----------
               Gross Profit                402,622           241,330               848,073           584,103

Service Fees                                 9,002           112,994               100,798           455,661
                                       -----------       -----------           -----------       -----------

Software Activities:
    Gross Revenue                           73,810            35,849               205,969           296,053
    Cost of Revenue                         17,933            7,440                 36,591            21,867
                                       -----------       -----------           -----------       -----------
              Gross Profit                  55,878            28,409               169,377           274,186

Gross Profit                               467,502           382,733             1,118,248         1,313,950
                                       -----------       -----------           -----------       -----------

Operating Expenses:

    Selling, General and Administrative
    Bad Debt Expense, Other General
    and Administrative                     487,776         1,363,271             1,212,091         2,309,550
    Depreciation and Amortization           40,263           306,048               148,993           488,305
                                       -----------       -----------           -----------       -----------
TOTAL OPERATING EXPENSE                    528,039         1,669,319             1,361,084         2,797,855

INCOME (LOSS) FROM
OPERATIONS                                 (60,537)       (1,286,586)             (242,836)       (1,483,905)
                                       -----------       -----------           -----------       -----------
OTHER INCOME (EXPENSES)
   Other income                                  -             2,231                     -            77,870
   Forgiveness of indebtedness              92,611                 -                92,612                 -
    Interest Expense, Net Income           (20,613)          (93,740)              (72,887)         (225,815)
    Other expense                             (728)                                   (728)
                                       -----------       -----------           -----------       -----------
OTHER INCOME ( EXPENSE)                     71,270           (91,509)               18,996          (147,945)

INCOME TAX EXPENSE                               -                 -                     -                 -
                                       -----------       -----------           -----------       -----------

NET GAIN (LOSS) FROM
CONTINUNING OPERATIONS
BEFORE MINORITY INTEREST                    10,733        (1,378,095)             (223,840)       (1,631,850)

MINORITY INTEREST IN LOSS                        -           139,665                     -           309,219
                                       -----------       -----------           -----------       -----------
INCOME (LOSS) BEFORE
PREFERRED STOCK DIVIDENDS
AND DISCONTINUED OPERATIONS            $    10,733       $(1,238,430)          $  (223,840)      $(1,322,631)







                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLITATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                    CONTINUED

                                       Three Months Ended                      Nine Months Ended
                                                 September 30                           September 30
                                       -----------------------------           -----------------------------
                                           1999              1998                  1999              1998
                                       -----------------------------           -----------------------------
INCOME (LOSS) BEFORE
PREFERRED STOCK DIVIDENDS
AND DISCONTINUED OPERATIONS            $    10,733       $(1,238,430)          $  (223,840)      $(1,322,631)

PREFERRED STOCK DIVIDENDS                  (85,000)                -              (255,000)                -
                                       -----------       -----------           -----------       -----------
LOSS BEFORE DISCONTINUED
OPERATIONS                                 (74,267)       (1,238,430)             (478,840)       (1,322,631)

DISCONTINUED OPERATIONS

   Loss from discontinued operations            --          (233,541)              (28,226)         (283,027)
   Gain from sale of subsidiary                 --                --               134,636                --
                                       -----------       -----------           -----------       -----------
                         NET LOSS      $   (74,267)      $(1,471,971)          $  (372,430)      $(1,605,658)
                                       ===========       ===========           ===========       ===========

LOSS PER WEIGHTED AVERAGE
COMMON SHARE
   Continuing operations               $      0.00       $     (0.02)          $     (0.02)      $     (0.02)
   Loss from discontinued operations   $      0.00       $      0.00           $      0.00       $      0.00
   Gain from sale of subsidiary        $      0.00       $      0.00           $      0.00       $      0.00

                     TOTAL             $      .000       $      .000           $      .000       $     .(002)
                                       ===========       ===========           ===========       ===========
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                      68,580,000        68,670,000            68,580,000       68,631,428
                                       ===========       ===========           ===========       ===========






                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine Months Ended  Year Ended
                                                                          September 30,  December 31,
                                                                      -----------------  ------------
                                                                             1999            1998
                                                                      -----------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss before discontinued operations                               $  (478,840)   $(3,723,057)

    Adjustments to reconcile net (loss) to net
       cash used by operating activities:
             Depreciation and amortization                                    148,993      1,502,083
            (Gain) loss on sale of assets                                      18,073         43,994
             Decrease in deferred revenues                                    (23,189)       (51,233)
             Common stock issued for services                                    --           60,000
             Minority interest in loss                                           --         (548,623)
             Forgiveness of indebtedness                                      (92,611)     1,950,626
             Provision for allowance for doubtful accounts
                                                                           (1,305,707)     1,950,626

    Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                     1,230,598       (866,118)
             Decrease in notes receivable                                      51,288          8,040
             Decrease in prepaid expenses and other                             4,200          4,348
             Increase in deposits                                              (9,766)        (4,132)
             Increase in accounts payable/accrued liabilities                  60,150        109,783
                                                                          -----------    -----------

             Net Cash Used by Continuing Operations                          (396,811)    (1,514,289)
                                                                          -----------    -----------

                    Net Cash Provided (Used) by Discontinued Operations       (28,226)        67,755
                                                                          -----------    -----------

                  NET CASH USED BY OPERATING ACTIVITIES                      (425,037)    (1,446,534)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIE
    Purchases of property and equipment                                        (4,691)      (111,945)
    Organizational costs                                                       (1,224)          --
    Proceeds from sale of business segment                                    300,000
    Proceeds from sale of equipment                                              --              750
                                                                          -----------    -----------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        294,085       (111,195)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on related party notes payable                     $      --      $  (895,000
    Principal payments on other notes payable                                 (99,687)      (220,035)
    Proceeds from related party notes payable                                  10,000      1,900,000
    Proceeds from other notes payable                                          33,646        238,826
    Proceeds from common stock issuance                                          --            6,000

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (56,041)     1,029,791
                                                                          -----------    -----------

                             INCREASE (DECREASE) IN CASH                     (186,992)      (527,938)

Cash balance at beginning of period                                           188,797        716,735
                                                                          -----------    -----------

                                 CASH BALANCE AT END OF PERIOD            $     1,805    $   188,797
                                                                          ===========    ===========



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                   (UNAUDITED)




                                                                    Nine Months   Year Ended
                                                                   September 30,  December 31,
                                                                   -------------  ------------
                                                                        1999          1998
                                                                   -------------  ------------


SUPPLEMENTAL INFORMATION
     Cash paid during the period for interest                       $    79,873   $   260,516
                                                                    ===========   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
    Preferred stock issued for minority interest                    $      --     $ 2,000,000
    Minority interest acquired                                             --      (1,083,079)
    Preferred stock issued to satisfy note payable                         --       1,400,000
    Conversion of note payable to preferred stock - related party          --      (1,400,000
    Goodwill on acquisition of minority interest                           --        (916,921)
    Sale of software for note receivable                                   --         230,982
    Note receivable from software sale                                     --        (230,982)
    Note payable forgiven by related party                               92,611
    Income recognized from discharge of indebtedness                    (92,611
                                                                    -----------   -----------

                                                                    $      --     $      --
                                                                    ===========   ===========

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1998. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

During the third quarter of 1999, MB Software Corporation (the "Company") continued operations of its Florida health care clinics, promoted sales of its medical practice management software and pursued development of online financial services for health care providers.

The health care division of the Company continued to focus on Company-owned physician practices in Florida. Florida law permits the corporate management practice of medicine of the type engaged in by the Company. In July 1999, the Company opened a new clinic in Lauderhill, Florida. The Company now owns four clinics, each located in Florida.

The following summarizes the results of operations for the three-month and the nine-month period ended September 30, 1999 and 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998
---------------------------------------------------------------------

Revenue from medical activities decreased 42.5% to $863,585 for the three-months ended September 30, 1999, compared to $1,231,213 for the three-months ended September 30, 1998. This decrease is substantially attributable to the termination of the Nevada and Utah clinics and a focus upon generating revenue that does not require substantial contractual adjustments.

As evidence of management's intent to produce collectible revenue, the contractual allowance amount decreased significantly based on the verification system inaugurated at the clinic's front desk. A contractual allowance adjustment was made in the amount of $122,783 for the third quarter of 1999, as compared to $443,114 for the third quarter of 1998.

The cost of medical revenues decreased 38.14% to $338,180 for the three months ended September 30, 1999, compared to $546,769 for the three months ended September 30, 1998. The decrease in the cost of medical revenues is evidence of reduced costs resulting from the sale of the Utah and Nevada clinics and the termination of many practice management arrangements. The decrease is further attributable to increased efficiencies in the operation of the clinics. In the third quarter ending September 30, 1998, the cost of revenue was 44.40% of the gross medical revenue whereas in the third quarter ending September 30, 1999, the cost of revenue was 39.15% of the gross medical revenue.

The gross profits from medical activities increased 66.8% to $402,623 for the three months ended September 30, 1999, as compared to $241,330 for the three months ended September 30, 1998. This 66.8% increase in gross profits is in accordance with the reduced amount of contractual allowances and the decreased cost of revenue.

The service fees for the third quarter of 1999, decreased to $9,002 from $112,994 for the third quarter ending September 1998. Service fees are earned in connection with practice management agreements. The reduction in the service fee amount reflects the Company's decision to eliminate future practice management arrangements in favor of Company-owned practices. The modest service fees earned in the third quarter ending September 1999 represent earnings of a Company subsidiary, MB Practice Solutions, Inc., in connection with its practice management agreement with Advanced Healthcare Integration, a former Austin based clinic.

In the quarter ending September 30, 1999, gross profit from software activities increased 96.3% to $55,878 from $28,409 for the third quarter ending September 1998. The revenue increase is applicable to the revised technical support fees and increased software sales.

The Company's gross profit for the third quarter increased 22.14% to $467,502 for the third quarter ended September 30, 1999 from $382,733 for the third quarter ending September 1998. The gross profit increase is substantially related to the Company's efforts to streamline operations, the reduced percentage of contractual allowances, reduced costs of revenue and the increase in gross profits on software activities.

The Company's selling, general and administrative expenses decreased to $487,776 for the three months ended September 30, 1999 as compared to $1,363,271 for the third quarter ending September 30, 1998. This decrease reflects savings resulting primarily from the termination of many health care operations as well as reductions in administrative expenses associated with software activities.

The net gain on operations was $10,733 for the three month period ended September 30, 1999 as compared to a loss of $1,378,095 for the three months ended September 30, 1998. The elimination of the loss is attributable to the following reduced amounts for the three months ended September 30, 1999:
Contractual allowances; selling, general and administrative expenses; and depreciation and amortization.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998
------------------------------------------------------------------

The gross medical revenues decreased 27.71% to $2,577,503 for the nine-month period ended September 30, 1999, compared to $3,532,648 for the nine-month period ended September 30, 1998. The decrease is substantially attributable to the divestment of the Nevada and Utah clinics.

The cost of medical revenue decreased 47.01% to $984,061 for the nine-month period ended September 30, 1999, as compared to $1,857,200 for the nine-month period ended September 30, 1998. The decrease is applicable to the divestment of the Nevada and Utah clinics as well as the termination of many practice management arrangements.

It is interesting to note that for the nine-month period ended September 30, 1999, while the cost of medical revenue decreased 47.01% the resulting revenue reduction was only 27.71%. This evidence of management's intent to maximize profits is repeated in the comparison of the same period for gross profits. Gross profit for medical activities increased 45.19% to $848,072 for the third quarter ended September 30, 1999, compared to $584,103 for the third quarter ended September 30, 1998. The increase in gross profit is attributable to the 47.01% cost of medical revenue reduction.

Gross profit decreased 61.87% for the software division from $274,186 for the quarter ended September 30, 1998 as compared to $169,377 for the nine months period ending September 30, 1999. The decrease is due to the Company's continued dedication of available resources to research and development for new products as opposed to sales and marketing of existing software.

The  Company's  selling,   general  and  administrative  expenses  decreased  to
$1,212,091 for the third quarter ending September 30, 1999 as compared to $2,309,550 for the third quarter ending September 30, 1998. This decrease reflects savings resulting primarily from the termination of many health care operations as well as reductions in administrative expenses associated with software activities.

Net operating loss decreased to $242,836 for the nine-month period ended September 30, 1999, as compared to $1,483,905 for the nine month period ended September 30, 1998. This reduction in loss reflects other reduced amounts for the nine-month period ending September 30, 1999. These amounts include the reduced cost of medical revenue; reduced amount of selling, general and administrative expenses; and the reduction in depreciation and amortization.

The gain on sale of subsidiary was $134,636 from the sale of the chiropractic clinic in Nevada.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $425,037 of cash during the three months ended September 30, 1999 compared to a use of cash of $1,514,289 for the quarter ended September 30, 1998.

As of September 30, 1999, the Company had working capital of $199,510, compared to the September 30, 1998 working capital of ($1,437,970). At September 30, 1999, the Company had cash of $1,804.

PART II  - OTHER INFORMATION

MB Software Corporation sold its subsidiary, MB Software Solutions, Inc., ("MBSSI"), its medical software and internet company, through a newly formed subsidiary, MedEWay.com, Inc. to Consolidated National Corp. and Scott A. Haire, both of whom are shareholders. Mr. Haire is also an officer and director of the Company. The Company had tried to raise capital to fund its software and internet businesses and had attempted to sell the software company to third parties to generate cash for its continued growth in Florida, but had been unsuccessful in each case. The Company had received one offer to sell MBSSI for a lesser amount than received from Consolidated National Corp. and Mr. Haire.

Consolidated National Corporation and Scott A. Haire paid $1,500,000, $250,00 of which is cash and $1,250.000 of which is contribution of debt owed by the Company to Consolidated National Corporation and Scott A. Haire. MBSC also received a warrant for 5% of the new company.

ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

Exhibits
--------

     10.1 Exchange Agreement between the Company, Consolidated National Corp. and Scott A. Haire.

     10.2 Warrant  issued  by   MedEWay.com,   Inc.  in  favor  of  MB  Software
          Corporation.

Financial Statements
--------------------

     See Item 1 for financial statements filed with this report.


Reports on Form 8-K
-------------------
     None

--------------------------------------------------------------------------------
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MB SOFTWARE CORPORATION


Date:  Novwember 12, 1999    /s/ Scott A. Haire
                             ----------------------
                             Scott A.  Haire, Chairman of the Board,
                             Chief Executive Officer and President
                             (Principal Financial Officer)