Form 10KSB
period 1999-12-31
MB SOFTWARE CORP
filed 2000-05-18
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                   For the fiscal year ended December 31, 1999
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to  ____________

                         Commission File Number 0-11808

                             MB SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

           COLORADO                                              59-2219994
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                             Identification No.)

2225 E. Randol Mill Road Suite 305                                76011-6306
Arlington, Texas                                                  (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (817) 633-9400

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
       Title of Each Class                             on Which Registered
       -------------------                            ---------------------
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
                                 [X] Yes [ ] No

Issuer's revenues for its most recent fiscal year:  $2,250,511

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 2000 was approximately $1,168,767.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 Yes [X ] No [ ]

As of December 31, 1999, 69,200,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                Yes [ ] No [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 1999

                                                                     Page of
                                                                     Form 10 KSB
                                                                     -----------
 ITEM 1.  BUSINESS  ...........................................................4

 ITEM 2.  PROPERTIES...........................................................6

 ITEM 3.  LEGAL PROCEEDINGS....................................................6

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS..................................................7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ...........................................7

 ITEM 7.  FINANCIAL STATEMENTS ...............................................10

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................10

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........10

 ITEM 10. EXECUTIVE  COMPENSATION.............................................11

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................12

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................13

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................13

                                     PART 1

Item 1.  Business

         MB Software Corporation (the "Company") was incorporated in 1982. During the last five years, the focus of the Company has been twofold: First, to provide practice and cash management services to physicians, dentists, chiropractors and medical billing centers; and second, to develop and sell medical software. In 1997, the Company began expanding its scope of operations by acquiring and managing additional healthcare facilities and utilizing in those facilities the software products developed by the Company. In 1998, the Company continued to acquire medical clinics, expand the revenue base of existing clinics, divest itself of unprofitable operations, advance its medical software to comply with all regulations and industry standards and integrate the software with new products and services. In 1999, the Company focused on the process of restructuring its remaining entities in an effort to maximize profits and reduce administrative expenses. Significantly, in 1999, the Company divested itself of MB Software Solutions, Inc. ("MBSSI"), the software division.

Healthcare / Practice Management Business

         Effective June 30, 1999, the Company sold Mr. Mulligan, LLC d/b/a Nevada Multicare ("Nevada Multicare"), a wholly owned Company subsidiary consisting of a chiropractic facility. The Company determined that the revenue generated by Nevada Multicare was insufficient to justify the significant administrative costs associated with operating the clinic.

         The Company's Florida operations, conducted under the N.F.P.M., LLC ("NFPM") subsidiary, are continuing to expand. In July 1999, the Company opened N.F.P.M., LLC d/b/a South Florida Medical Center ("SFMC"), a start-up clinic located in Lauderhill, Florida.

         The Company now owns a total of four clinics, all of which are located in Florida. Florida law permits corporations to own medical clinics unlike several other states in which a corporation cannot own a clinic that employs medical doctors. Therefore, the Company continues to focus on the Florida market where the Company has traditionally been successful. The Company believes that growth and expansion of NFPM will likely continue in 2000.

         The Company's healthcare acquisition strategy is to target for purchase those clinics that specialize in physical medicine, pain management, physical therapy and rehabilitation, and employ medical doctors, osteopathic doctors, physical therapists and chiropractors. Acquisition targets are usually distressed businesses having a strong medical practice with concurrent difficulties in the areas of cash management (particularly collections) or practice management. The Company believes that its experience in cash management, particularly collecting receivables from providers, together with utilization of certain software, will enable the Company to operate target acquisitions more efficiently and therefore more profitably.

The Software Division

         The software and internet businesses require a significant amount of capital. The Company attempted to raise sufficient capital for the software and internet businesses, but was not successful in doing so. As a result, the Company determined that the most feasible plan was to divest itself of MBSSI and focus on the medical clinics. Therefore, effective November 1, 1999, the Company divested itself of its interest in MBSSI. The Company conveyed all outstanding shares of MBSSI to MedEWay.com, Inc. ("MEW"). All issued and outstanding shares of MEW were then sold to Consolidated National Corporation ("CNC") and Scott A. Haire, Company shareholders. The divestment of MBSSI was approved at a meeting of the board of directors of the Company.

         The terms of the transaction included payment of $250,000 to the Company and the cancellation of Company debt in the total amount of $1,250,000 owed to CNC and Mr. Haire. In addition, the Company received a warrant to purchase five percent of the stock of MEW. As part of the transaction, the Company retained a license to use the OneClaim(R) Plus 32 bit Windows 95/98/NT Medical Practice Management Software Package (the "Software"). The Company also will receive related technical support and development services.

         Historically, the medical clinics have generated approximately ninety percent of the Company's revenue. Given the significant contribution from medical revenue and relatively minimal software revenue contribution, the Company believes that the divestment of the software division should not have a significantly adverse impact upon Company revenue.

Healthcare Industry Overview

         The Health Care Financing Administration has estimated that the nation's total spending for healthcare is projected to increase from $1.0 trillion in 1996 to $2.1 trillion in 2007, averaging annual increases of 6.8 percent. Over this period, health spending as a share of gross domestic product
(GDP) is estimated to increase from 13.6 percent to 16.6 percent. In an attempt to reduce healthcare expenditures, governmental and other payors have adopted certain cost-containment initiatives. These encompass a shift from traditional fee-for-service provider reimbursement to a variety of managed care arrangements, including prospective payment systems, discounted fees-for-services and fully capitated plans whereby providers assume the financial risks related to service utilization for a defined group of covered members and services.

         The cost-containment initiatives have resulted in decreased physician practice profitability while demands for clinical documentation, including cost, quality and utilization data, have increased physicians administrative duties. Over seven hundred thousand physicians are responsible for filing approximately five billion insurance claims annually to more than two hundred different payors. Payors require utilization of more than forty different claim-forms and communication with more than ten thousand different locations. In response to the reduction in reimbursements, individual physicians and small group practices are consolidating, either by affiliating with physician practice managements or by forming physician networks or independent practice associations. Despite this industry consolidation, numerous physician practice management companies are experiencing significant financial difficulties.

         These distressed companies form the pool of target acquisitions for the Company. The Company believes that its cash management expertise together with utilization of the Software, will enable the Company to operate target acquisitions more efficiently and therefore more profitably. While maintaining and streamlining billing and accounting functions, the Software utilizes an integrated approach to electronic claims filing and electronic statement processing. This feature enables the user of the Software to effectively address the demands of the payors concerning claim forms and communication issues.

Employees

         The Company currently employs a total of approximately thirty-six full and part time employees. The Company has no labor union contracts and believes its relationship with its employees is good.

Healthcare Facilities

         Following is a description of each of the Company's healthcare facilities:

         JACKSONVILLE, FLORIDA: The three clinics located in Jacksonville provide state of the art pain management, physical therapy, and related medical services. The clinics are equipped with physical rehabilitation equipment.

         LAUDERHILL, FLORIDA: This Clinic provides general family medical services, primary care, wellness programs, medical rehabilitation and pain management therapy.

Combined, the Florida clinics have two medical doctors, an osteopathic doctor, physical therapists and a staff of approximately thirty-three.

Item 2.  Properties

         All premises occupied by the Company and subsidiaries are leased. The Company's principal executive office is located at Arlington, Texas at 2225 E. Randol Mill Road, Suite 305, Arlington, TX 76011. NFPM is located at 9143 Philips Highway, Suite 495, Jacksonville, Florida, with a second location at 1950 Miller Street, Orange Park, Florida, a third location at 233 N. 10th Street, Jacksonville Beach, Florida, and a fourth location, SFPM, at: 2589 North State Road 7, Lauderhill, Florida.

Item 3.  Legal Proceedings

         On November 6, 1998, the Company and one of its subsidiaries filed a lawsuit in the District Court of Tarrant County, Texas against a former employee. The lawsuit asserted a right to damages based upon the employee's breach of a Confidentiality Agreement entered into between the former employee and subsidiary. This matter is still pending. In January 1999, the former employee filed an action against a Company subsidiary asserting a right to unpaid wages. The action was filed with the Department of Industrial Relations, Division of Labor Standards Enforcement in Santa Ana, California. After a hearing on the action, an order was entered June 25, 1999 finding that the employee was not entitled to any payment from either the Company or its subsidiaries.

         Effective July 28, 1999, the Company settled California and Texas litigation involving a former Company stockholder and employee. The California litigation was dismissed November 4, 1999 and the Texas litigation was dismissed March 1, 2000.

         NFPM entered into a settlement agreement dated October 21, 1999 to resolve litigation filed in 1997 by an equipment leasing/finance company.

         In November 1999, the Company and NFPM filed suit against Danka Office Imaging Co. d/b/a Danka, Danka Financial Services and American Business Credit Corporation. The lawsuit is pending in District Court, Tarrant County, Texas. The Company and NFPM have asserted a right to monetary damages and other remedies based upon the nonperformance of the various Danka entities.

         On February 18, 2000, Southwestern Bell Yellow Pages, Inc. ("SWBYP") filed suit against the Company, MB Practice Solutions, Inc. ("MBPS") a Company subsidiary, and Scott A. Haire for damages in the approximate amount of $61,000. The damages sought are based upon advertising services alleged by SWBYP to have been provided to a company to which MBPS had provided management services. The Company believes that the allegations against the Company, MBPS and Mr. Haire are without merit. The Company further believes that the lawsuit will be resolved within the next twelve months.

         Effective April 2, 2000, the Company settled litigation pertaining to MB Healthcare Management, Inc. ("MBHM"), a Company subsidiary, the Company and Scott A. Haire. MBHM merged with a corporation, and in connection with the transaction, MBHM filed suit against the corporation and related individuals. The corporation and related individuals filed a counterclaim against MBHM, the Company, and Scott A. Haire. As part of the settlement, all outstanding shares of MBHM were conveyed to one of the related individuals. In exchange, the Company received a cash payment and return of Company stock that had been issued at the time the transaction was entered into.

         The Company is aggressively defending the claims asserted against it in the various pending lawsuits. The Company believes it has adequate reserves in connection with losses or settlements pertaining to any pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         For the year 1999, the Company did not conduct an annual shareholder's meeting.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's common stock is traded under the symbol "MBSC" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:

                                                   BID PRICE
BY QUARTER ENDED:                           HIGH               LOW
----------------                            ----              ----
Year Ended 12/31/99
March, 1999                                 $.08              $.07
June, 1999                                   .14               .14
September, 1999                              .07               .06
December, 1999                               .02               .02


Year Ended 12/31/98
March, 1998                                 $.39              $.34
June, 1998                                   .24               .15
September, 1998                              .17               .12
December, 1998                               .09               .07

The Company had approximately 7,643 holders of record of its common stock as of December 31, 1999. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following is a listing of the Company and its operating and discontinued subsidiaries as of December 31, 1999:

                                        Operating at                Discontinued
Name of Company/Subsidiary         Location     December 31, 1999      in 1999
--------------------------    ----------------  -----------------      -------
MB Software Corporation       Arlington, TX                   Yes           No
(Parent)

MB Software Solutions, Inc.   Arlington, TX                    No          Yes


Healthcare Innovations, LLC   Arlington, TX                   Yes           No

N.F.P.M., LLC                 Jacksonville, FL                Yes           No

Nevada Multicare, Inc.        Las Vegas, NV                    No          Yes

MB Practice Solutions, Inc.   Arlington, TX                   Yes           No

       In the fourth quarter of 1999, the Company divested itself of its interest in MBSSI. The Company attempted to raise sufficient capital but was unable to do so and was therefore unable to continue financing the venture.

       The Company has determined to devote its resources to the healthcare division of the Company. In furtherance of this decision, the Company focused primarily on operations of its existing healthcare businesses and to target future acquisitions.

       The Company continues in its belief that it is not profitable to operate healthcare businesses pursuant to practice management agreements. Rather, the Company must own the practice and thus the profits, and directly employ the physicians and other necessary staff. However, many state corporate practice of medicine laws, other than those in Florida, prohibit corporations such as the Company from owning physician practices and employing physicians. As a result, the Company will in the future focus on healthcare businesses in the state of Florida such as rehabilitation clinics, chiropractic practices and healthcare businesses. This will enable the Company to operate its businesses directly, thereby retaining profits and employ physicians and staff.

           In 1999, the Company discontinued the operations of Nevada Multicare and MBSSI. The Company recognized income from discontinued operations of $59,581 for the 12 months ended December 31, 1999. From these discontinued operations, the Company had a gain on disposal, net of a tax effect for the year ended December 31, 1999, of $902,662.

       The Company's remaining healthcare businesses consist of three clinics in and around Jacksonville, Florida and a clinic in Lauderhill, Florida. The Florida clinics account for approximately ninety-five percent of gross medical revenues.

 The following summarizes the results of operations for the twelve months ended December 31, 1999 and December 31, 1998:

                                                     --------------------------
Medical Activities:                                      1999           1998
                                                     --------------------------
      Gross Revenue                                  $ 3,431,817    $ 4,007,662
      Contractual Allowance                            1,327,170      1,638,844
                                                     -----------    -----------
               Net Revenues                            2,104,647      2,368,818


      Cost of Revenue                                  1,422,464      1,933,707
                                                     -----------    -----------
               Gross Profit                          $   682,183    $   435,111
                                                     -----------    -----------

      Service Fees and Broker Income                     105,278        455,661
      Other                                               40,586           --
                                                     -----------    -----------
               Gross Profit                              145,864        455,661
                                                     -----------    -----------

 Operating Expenses:
    Selling, General and administrative                1,600,827      2,580,951
    Depreciation and Amortization                         65,411      1,014,941
    Interest Expense and other Income and Expenses      (142,169)      (256,520)

    Loss before benefit income tax                      (980,360)    (2,961,640)
   Benefit for income tax                               (495,701)          --
Loss from Continuing Operations                         (484,659)    (2,961,640)
Minority Interest in Loss                                   --          548,623
                                                     -----------    -----------
                                                     $  (484,659)   $(2,413,017)
                                                     ===========    ===========

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

       Gross medical revenues decreased 14.37% to $3,431,817 for the twelve months ended December 31, 1999, as compared to $4,007,662 for the twelve months ended December 31, 1998. This decrease is primarily attributable to the sale of the Nevada Multicare clinic and the divestment of certain healthcare clinics acquired in 1998.

       The contractual allowance as a percentage of gross medical revenue was 38.6% and 40.9% for the twelve months ending December 31, 1999 and 1998, respectively. The contractual allowance includes write-offs for insurance adjustments and uncollectible receivables. The consistency in the percentages from 1998 to 1999 reflects the success of the Company's receivables plan that includes systematic collection efforts in conjunction with writing off balances where necessary.

       The Company experienced an increase in gross profit from medical activities of 56.8% to $682,183 for the twelve months ended December 31, 1999 as compared to a gross profit of $435,111 for the twelve months ended December 31, 1998. The increase is primarily attributable to the divestment of Nevada Multicare and a streamlining of the administrative divisions of the healthcare clinics. Additionally, the administrative costs associated with Nevada Multicare were significant in proportion to the clinic's amount of gross profit.

       The selling, general and administrative expenses decreased 37.97% to $1,600,827 for the twelve months ended December 31, 1999 as compared to $2,580,951 for the twelve months ended December 31, 1998. The decrease is primarily due to the discontinuation of Nevada Multicare and MBSSI.

       The net loss from continuing operations decreased to $484,659 for the twelve month period ended December 31,1999, as compared to $2,413,017 for the twelve months ended December 31, 1998. The decrease in the net loss is directly attributable to the divestment of the software division.

Liquidity and Capital Resources

       The Company's operations used cash of $601,314 during the twelve months ended December 31, 1999 and $1,210,670 during the twelve months ended December 31, 1998. In 1999, the net cash amount provided by financing activities was $56,017.

       At December 31, 1999 and December 31, 1998, the Company had working capital deficits of $552,851 and $52,001, respectively. The Company is concentrating its efforts to expand the Florida clinics in an attempt to decrease the working capital deficit. At December 31, 1999, the Company had cash deposits of $26,078. The net cash provided by investing activities for 1999 was $393,940.

       The Independent Auditor's Report for the year ending December 31, 1999 ("Report"), states that the uncertainty of certain conditions raises substantial doubt about the ability of the Company to continue as a going concern. In raising the going concern issue, the Report cites past losses, the working capital deficit and whether the Company will be able to achieve profitable operations. The Company believes that it will achieve profitable operations through private placement or the conversion of Series A preferred stock.

       In the twelve months ended December 31, 1999, the Company expended cash of $29,627 to purchase equipment. The Company does not anticipate any major equipment purchases for the twelve months of 2000.

       The Company did not have an annual stockholder' meeting for 1999. However, on November 11, 1999, the board of directors held the annual meeting and approved the divestment of MBSSI (see Item One / The Software Division).

Item 7.  Financial Statements

          Filed as exhibits hereto are the following statements of the Company and its subsidiaries:
                                                                            Page
                                                                            ----
         Report of Independent Certified Public Accounts
            Weaver and Tidwell, L.L.P.                                       F-2

         Financial Statements

            Consolidated Balance Sheets as of December 31, 1999 and 1998     F-4

            Consolidated Statements of Operations for the years ended
            December 31, 1999 and 1998                                       F-6

            Consolidated Statements of Changes in Shareholders' Deficit
            for the years ended December 31, 1999 and 1998                   F-8

            Consolidated Statements of Cash Flows for the
            years ended December 31, 1999 and 1998                           F-9

            Notes to Consolidated Financial Statements                      F-11

Item 8.  None

                                    PART III

Item 9.  Directors,  Executive  Officers,   Promoters   and   Control   Persons;
         Compliance with Section  16(a) of the Exchange Act.

         The following table sets forth certain information regarding the directors and executive officers of the Company:
                                                               Year First
     Name               Age           Position                  Elected
     ----               ---           --------                  -------

Scott A. Haire          35       President, Director              1993

Gilbert A. Valdez       56       Chief Operating Officer          1996

Araldo A. Cossutta      75       Director                         1994

Steven W. Evans         49       Director                         1994

Robert E. Gross         55       Director                         1994

Thomas J. Kirchhofer    59       Director                         1994

Lucy J. Singleton       62       Secretary                        1995

         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire Chairman, President and Director. Mr. Haire is Chief Executive Officer of MB Software Corporation and has been with the Company since 1992. Mr. Haire is additionally the chairman of the board of MEW.

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

Steven W. Evans Director. Mr. Evans is a certified public account and president of Evans, Mills & Warriner, PLLC, an accounting firm. He is a founder and active in PTRL, which operates contract research laboratories in Kentucky, North Carolina, California and Germany. He is active in environmental management, and financial and hotel corporations in Kentucky and Tennessee.

Robert E. Gross Director. Mr. Gross is president of R. E. Gross & Associates, which provides consulting, and system projects for clients in the multi-location service, banking and healthcare industries. Mr. Gross is president of MEW.

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



--------------------------------------------------------------------------------
                                                    Long Term Compensation
   Name and                                         ----------------------
   Principal            Annual Compensation    Restricted  Options        All
   Position             -------------------      Stock      /SARS        Other
                Year  Salary($)  Bonus  Other    Awards    # shares(2)  Comp.($)
--------------------------------------------------------------------------------


Scott A. Haire  1999   140,500    -0-    -0-       -0-        -0-         -0-
   President    1998   141,000    -0-    -0-       -0-        -0-         -0-
                1997   120,000    -0-    -0-       -0-        -0-         -0-

--------------------------------------------------------------------------------



              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

         The following table provides information concerning option exercises in fiscal 1999 and the value of unexercised options held by each of the named
Executive Officers at December 31, 1999.

----------------------------------------------------------------------------------------------------
     Name       Shares Acquired     Value          No. of unexercised        Value of unexercised
                on Exercise (#)  Realized ($)       options /SARs at         in-the-money options/
                                                      at FY-End (#)            SARs at FY-end($)
                                                exercisable/unexercisable  exercisable/unexercisable
----------------------------------------------------------------------------------------------------
Scott A. Haire        -0-            N/A                 2,400,000                  $240,000
----------------------------------------------------------------------------------------------------



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 1999, regarding the beneficial ownership of capital stock of the Company by: (i) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

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

Item 12. Certain Relationships and Related Transactions

         Effective November 1, 1999, the Company divested itself of its interest in MBSSI. The Company conveyed all outstanding shares of MBSSI to MEW. All issued and outstanding shares of MEW were then sold to CNC and Scott A. Haire, Company shareholders. The divestment of MBSSI was approved at a meeting of the board of directors of the Company. The terms of the transaction included payment of $250,000 to the Company and the cancellation of Company debt in the total amount of $1,250,000 owed to CNC and Mr. Haire. In addition, the Company received a warrant to purchase five percent of the stock of MEW.

         Effective June, 1999, SFMC commenced business in Lauderhill, Florida. The premises leased by SFMC are owned by Pro-Act Management, L.L.C., of which Scott A. Haire and Steven W. Evans are members.

         Mr. Haire is the chairman of the board of MEW. Robert E. Gross,  Steven
W. Evans and Araldo A. Cossutta, directors of the Company, hold the following positions with MEW: President, Chief Financial Officer and shareholder, respectively.

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

                                  MB SOFTWARE CORPORATION

                                  By: /s/ Scott A. Haire
                                      ------------------------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)

Date:  May 15, 2000

                             MB SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                DECEMBER 31, 1999

                                    CONTENTS


                                                                           Page


INDEPENDENT AUDITOR'S REPORT                                                F-2


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-3


FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                            F-4

     Consolidated Statements of Operations                                  F-6

     Consolidated Statements of Shareholders' Deficit                       F-8

     Consolidated Statements of Cash Flows                                  F-9

     Notes to Consolidated Financial Statements                             F-11

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
MB Software Corporation and Subsidiaries
2225 E. Randol Mill Road, Suite 305
Arlington, Texas  76011


We have audited the accompanying consolidated balance sheet of MB Software Corporation (a Colorado corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continuously incurred losses and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Fort Worth, Texas
May 9, 2000

3434

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
MB Software Corporation and Subsidiaries
2225 E. Randol Mill Road, Suite 305
Arlington, Texas  76011


We have audited the accompanying consolidated balance sheets of MB Software Corporation (a Colorado corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
April 9, 1999







                             MB SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                                             1999                     1998
                                                                     ---------------------     --------------------

                               ASSETS

CURRENT ASSETS
      Cash                                                           $             26,078      $          203,977

      Medical receivables, net of allowance
           for doubtful accounts and contractual
           allowances of $822,692 and $1,810,887 in
           1999 and 1998, respectively                                            713,625                  875,284

      Note receivable                                                             177,721                   51,288


      Prepaid expenses and other                                                    4,131                    2,500
                                                                     ---------------------     --------------------

                Total current assets                                              921,555                1,133,049
                                                                     ---------------------     --------------------




PROPERTY AND EQUIPMENT, NET                                                       178,525                  286,056



NOTE RECEIVABLE - SHAREHOLDER                                                     350,000                        -



DEPOSITS AND OTHER ASSETS                                                               -                   57,493


NET ASSETS OF DISCONTINUED OPERATIONS                                                   -                  300,692
                                                                     ---------------------     --------------------



TOTAL ASSETS                                                                  $ 1,450,080              $ 1,777,290
                                                                     =====================     ====================




                             MB SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                1999                  1998
                                                                        ---------------------  --------------------

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Current maturities of notes payable                               $         1,057,925   $            17,735
       Current maturities of capital leases                                           17,434                37,230
       Accounts payable                                                              402,409               346,790
       Accrued liabilities                                                           346,639               311,315
                                                                        ---------------------  --------------------

               Total current liabilities                                           1,824,407               713,070

LONG-TERM DEBT

       Notes payable                                                                       -             1,887,734
       Capital leases                                                                  3,050                33,447
                                                                        ---------------------  --------------------

               Total liabilities                                                   1,827,457             2,634,251
                                                                        ---------------------  --------------------

SHAREHOLDERS' DEFICIT
       Series A senior cumulative convertible
       participating preferred stock; $10 par value;
       340,000 shares issued and outstanding in
       1999 and 1998; dividends in arrears
       1999 $385,644, 1998 $45,644                                                 3,400,000             3,400,000
       Undesignated preferred stock; $10 par value;
            660,000 shares authorized; none issued                                         -                     -
       Common stock;  $.001 par value; 150,000,000
            shares authorized; 69,200,000 and 69,100,000
            shares issued, in 1999 and 1998, respectively                             69,200                69,100
       Additional paid-in capital                                                  1,103,005             1,101,105
       Accumulated deficit                                                       ( 4,937,543)          ( 5,415,127)
                                                                        ---------------------  --------------------

                                                                                   ( 365,338)            ( 844,922)

       Treasury stock, at cost; 408,029 shares                                      ( 12,039)             ( 12,039)
                                                                        ---------------------  --------------------

               Total shareholders' deficit                                         ( 377,377)            ( 856,961)
                                                                        ---------------------  --------------------

TOTAL LIABILITIES AND
      SHAREHOLDERS' DEFICIT                                              $         1,450,080   $         1,777,290
                                                                        =====================  ====================





                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999                   1998
                                                                             --------------------   --------------------

 REVENUES

      Medical fees - net of contractual adjustments
            of $1,327,170 and $1,638,844, in
            1999 and 1998, respectively                                      $         2,104,647    $         2,368,818
      Service fees and broker income                                                     105,278                455,661
      Other                                                                               40,586                      -
                                                                             --------------------   --------------------

            Total revenues                                                             2,250,511              2,824,479

COST OF REVENUES
      Cost of medical clinic fees                                                      1,422,464              1,933,707
                                                                             --------------------   --------------------

            Gross profit                                                                 828,047                890,772
                                                                             --------------------   --------------------
OPERATING EXPENSES
      Selling, general & administrative                                                1,600,827              2,580,951
      Depreciation and amortization                                                       65,411              1,014,941
                                                                             --------------------   --------------------

            Total operating expenses                                                   1,666,238              3,595,892
                                                                             --------------------   --------------------

                      Loss from operations                                             ( 838,191)           ( 2,705,120)

OTHER INCOME (EXPENSE)
      Loss on sale of assets                                                             ( 5,171)              ( 25,409)
      Interest expense                                                                 ( 143,984)             ( 299,201)
      Interest income                                                                      6,986                 68,090
                                                                             --------------------   --------------------

                      Total other income (expense)                                     ( 142,169)             ( 256,520)

            Loss before benefit for
                 income taxes                                                          ( 980,360)            ( 2,961,640)

BENEFIT FOR INCOME TAXES                                                               ( 495,701)                      -
                                                                             --------------------   --------------------

            Loss from continuing operations
                 before minority interest                                              ( 484,659)           ( 2,961,640)





                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                   (continued)

                                                                                    1999                   1998
                                                                             --------------------   --------------------

MINORITY INTEREST IN LOSS                                                                      -                548,623
                                                                             --------------------   --------------------

            Loss from continuing operations                                            ( 484,659)           ( 2,413,017)

PREFERRED STOCK DIVIDENDS                                                                      -               ( 45,644)
                                                                             --------------------   --------------------

                                                                                       ( 484,659)            ( 2,458,661)

DISCONTINUED OPERATIONS

            Income (loss) from operations, net of tax
                 effect 1999 of $30,694                                                   59,581            ( 1,173,705)
            Gain (loss) on disposal, net of tax
                 effect 1999 of $465,007                                                 902,662              ( 218,856)
                                                                             --------------------   --------------------

                                                                                         962,243            ( 1,392,561)
                                                                             --------------------   --------------------

                      Net income (loss)                                      $           477,584            ($3,851,222)
                                                                             ====================   ====================

Loss from continuing operations                                                       ($ 484,659)           ($2,458,661)

Plus:  Cumulative preferred stock dividends                                            ( 340,000)                     -
                                                                             --------------------   --------------------

            Loss available to common shareholders                                     ($ 824,659)           ($2,458,661)
                                                                             ====================   ====================

BASIC AND DILUTED EARNINGS (LOSS)
      PER SHARE

      Continuing operations                                                              ($ 0.01)               ($ 0.04)
      Discontinued operations                                                               0.01                 ( 0.02)
                                                                             --------------------   --------------------

                                                                                          $ 0.00                ($ 0.06)
                                                                             ====================   ====================

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                                                     69,116,667             68,470,433
                                                                             ====================   ====================



                             MB SOFTWARE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                             Series A                                       Additional
                                          Preferred Stock       Common Stock                Paid-in      Accumulated    Treasury
                                      ------------------------  ------------------------
                                        Shares       Amount         Shares      Amount       Capital        Deficit       Stock
                                      ---------- -------------  ------------- ----------  ------------- -------------- -----------

Balance, December 31, 1997                    -    $        -     68,580,000   $ 68,580    $ 1,035,625   ($ 1,563,905)  ($ 12,039)

   Stock options exercised                    -             -        120,000        120          5,880              -           -
   Common stock issued for
    services                                  -             -        400,000        400         59,600              -           -
   Conversion of $1,400,000
    promissory note to
    preferred stock                     140,000     1,400,000              -          -              -              -           -
   Issuance of preferred stock in
    connection with acquisition
    of minority interest in
    Healthcare Innovations              200,000     2,000,000              -          -              -              -           -

   Net loss                                   -             -              -          -              -    ( 3,851,222)          -
                                      ---------- -------------  ------------- ----------  ------------- -------------- -----------

Balance, December 31, 1998              340,000     3,400,000     69,100,000     69,100      1,101,105    ( 5,415,127)   ( 12,039)

   Common stock issued                        -             -        100,000        100          1,900              -           -

   Net income                                 -             -              -          -              -        477,584           -
                                      ---------- -------------  ------------- ----------  ------------- -------------- -----------

Balance, December 31, 1999              340,000   $ 3,400,000     69,200,000   $ 69,200    $ 1,103,005   ($ 4,937,543)  ($ 12,039)
                                      ========== =============  ============= ==========  ============= ============== ===========



                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999                 1998
                                                                                 ------------------   ------------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
     Loss from continuing operations                                                    ($ 484,659)         ($2,413,017)

     Adjustments to reconcile loss from
         continuing  operations to net cash used
         in operating activities:
            Deferred taxes                                                                (495,701)                   -
            Depreciation and amortization                                                   65,411            1,014,941
            Loss on sale of assets                                                           5,171               25,409
            Common stock issued for services                                                     -               60,000
            Minority interest in loss                                                            -             (548,623)
     Changes in assets and liabilities:
            Accounts receivable                                                            161,659              471,703
            Notes receivable                                                                     -             ( 51,288)
            Prepaid expenses and other                                                      (1,632)               4,548
            Accounts payable and
                accrued liabilities                                                         90,944              195,605
            Deposits and other assets                                                       57,493               30,052
                                                                                 ------------------   ------------------
                Net cash used in
                    continuing operations                                                 (601,314)         ( 1,210,670)

                Net cash used in discontinued
                    operations                                                            ( 26,542)           ( 242,104)
                                                                                 ------------------   ------------------

                Net cash used in operating
                    activities                                                           ( 627,856)         ( 1,452,774)

CASH FLOWS FROM
INVESTING ACTIVITIES:
     Loans made on notes receivable                                                      ( 126,433)                   -
     Capital expenditures                                                                 ( 29,627)           ( 111,945)
     Proceeds from sale of subsidiary                                                      550,000                    -
     Proceeds from sale of equipment                                                             -                  750
                                                                                 ------------------   ------------------

            Net cash provided by
                (used in) investing activities                                             393,940            ( 111,195)



                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (continued)


                                                                                        1999                1998
                                                                                  -----------------   ------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
     Principal payments on borrowings                                                    ($ 92,254)         ($1,062,930)
     Proceeds from loans                                                                   146,271            2,138,826
     Proceeds from issuance
         of common stock                                                                     2,000                6,000
                                                                                  -----------------   ------------------

            Net cash provided by
                financing activities                                                        56,017            1,081,896
                                                                                  -----------------   ------------------

Net decrease in cash                                                                     ( 177,899)           ( 482,073)

Cash and cash equivalents, beginning of year                                               203,977              686,050
                                                                                  -----------------   ------------------

Cash and cash equivalents, end of year                                            $         26,078    $         203,977
                                                                                  =================   ==================
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

     Cash paid during the year for:

         Interest                                                                 $        143,984    $         299,201
                                                                                  =================   ==================

         Taxes                                                                    $              -    $               -
                                                                                  =================   ==================


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     Preferred stock issued for minority interest                                 $              -    $       2,000,000
     Minority interest acquired                                                                  -          ( 1,083,079)
     Preferred stock issued to satisfy note payable                                              -            1,400,000
     Conversion of note payable to preferred
         stock - related party                                                                   -          ( 1,400,000)
     Goodwill on acquisition of minority interest                                                -            ( 916,921)
     Sale of software for note receivable                                                        -              230,982
     Note receivable from software sale                                                          -            ( 230,982)
     Note receivable from sale of subsidiary                                               350,000                    -
     Notes payable settled in sale of subsidiary                                         ( 900,000)                   -
     Assets disposed in settlement of debt                                                  66,972                    -
     Debt settled by disposal of assets                                                   ( 53,579)                   -




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthcare Innovations, LLC
         (HI) and its subsidiary Nevada Multicare, LLC (NVMC), North Florida Physical Medicine, LLC (NFPM), MB Practice Solutions, LLC. (MBPS), and MB Software Solutions, Inc. (MBSSI).

         All intercompany transactions and balances have been eliminated upon consolidation.

     Nature of Operations

         MB Software Corporation (the "Company") was incorporated in 1982. The focus of the Company has been to provide practice and cash management services to physicians, dentists and chiropractors. The Company sold its business opportunity marketing program in January 1998, which used third parties to sell the OneClaim Plus program.

         In April 1998 and February 1999, the Company sold both of its Utah facilities. Net assets from discontinued operations, income (loss) from discontinued operations, and loss on sale of subsidiaries report the results of these two sales. The Company closed its chiropractic clinic in Arlington, Texas, as well as the physical medicine and rehabilitation facility located in Fort Worth. These closures were immaterial to the financial statements taken as a whole and the net assets and results of operations were absorbed by its parent company, HI.

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

         In June 1999, the Company discontinued and sold NVMC which operated healthcare facilities. In December 1999, the Company discontinued and sold MBSSI which developed and sold practice management software. The Company now focuses on operating healthcare facilities currently in the state of Florida.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Going Concern Basis

         The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continuously incurred losses from operations and has a working capital deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to raise capital by obtaining financing through debt private placement or conversion of Series A preferred stock. The company believes that these actions will enable the Company to continue until its operations become profitable.

     Use of Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     Revenue Recognition

         Revenue consists primarily of sales of the Company's healthcare services, which are recognized at the time medical services are rendered.

     Contractual Adjustments and Contractual Allowances

         Medical clinic fees are reported net of contractual adjustments. Contractual adjustments are adjustments made to gross medical clinic fees for the amounts contractually not billable to third party payors and/or adjustments for uncollectible charges. Management periodically analyzes these adjustments and adjusts the allowances for doubtful accounts and contractual allowances accordingly.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Contractual Adjustments and Contractual Allowances - continued

         Management's adjustments for allowance for doubtful accounts and contractual adjustments require significant estimates and it is at least reasonably possible that these estimates could "change in the near term".

     Property and Equipment

         Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

     Earnings (Loss) Per Common Share and Common Share Equivalents

         Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Potential common stock consists of convertible preferred stock and stock options. In 1999 and 1998, the potential common stock was considered anti-dilutive due to the loss from continuing operations.

     Cash and Cash Equivalents

         The Company considers all cash on hand and in banks, demand and time deposits, and all other highly liquid investments purchased with maturities of three months or less to be cash equivalents.

     Stock Based Compensation

         The Company has elected under the provisions of FASB No. 123, Accounting for Stock Compensation to account for its compensatory stock option plan using the intrinsic method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Business and Credit Risk Concentrations

         The Company's medical clinics provide services to patients located in Florida. These patients are billed at the time services are performed. None of the patients are individually significant.

         The majority of service fee and broker income with respect to medical receivables are received in cash at the time of completion of each transaction. Clients are located throughout the United States.

         Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible or amounts that are not subject to payment by third party payors such as insurance companies. The allowance for uncollectible accounts receivable at December 31, 1999 and 1998 was $822,692 and $1,810,887, respectively.

         The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits.

     Income Taxes

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

     Software Development

         The company was previously involved in developing frequency software and hardware to be sold as an integrated system. After the acquisition of Santiago assets and liabilities in 1995, the Company capitalizes software development costs after technological feasibility has been established in accordance with Financial Accounting Standards Board Statement Number 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs are amortized over the estimated economic life of the software from time that a particular product is completed.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Software Development - continued

         Software development costs incurred in development of medical billing software of $193,160 were capitalized in 1998. Amortization of these costs amounted to $174,504 and $181,434 during 1999 and 1998, respectively. Capitalized software development costs were disposed by the Company in 1999 as part of the sale of MBSSI.

     Reclassification

         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

     New Accounting Standards

         The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement requires an enterprise display total comprehensive income (total nonowner changes in equity) in a full set of financial statements. Currently the Company has no items to be reported as "other comprehensive income".

         In addition, FASB has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a "management approach" as opposed to an industry approach in defining operations to be shown as separate segments. The Company's continuing operations are in one industry segment.

         In February 1999, the FASB issued Statement of Financial Accounting Standards No. 132 (Statement No. 132), Employers' Disclosures about Pensions and Postretirement Benefits. Statement No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. The adoption of Statement No. 132 did not have a material impact on the Company's consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     New Accounting Standards - continued

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133 (Statement No. 133), Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The adoption of Statement No. 133 did not have a material impact on the Company's consolidated financial statements.

         In 1999, the FASB issued Emerging Issues Task Force Abstract No. 97-2 (EITF 97-2). EITF 97-2 addresses the application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries and APB Opinion No. 16, Business Conventions to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

         At December 31, 1999 and 1998, the Company did not have any contractual management arrangements as defined by EITF 97-2; therefore, EITF 97-2 is not applicable to the Company.

     Long-lived Assets

         Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

     Financial Instruments

         Financial instruments of the Company consist of cash, accounts receivable, notes receivable, accounts payable, notes payable, and other liabilities. Recorded values of cash, receivables and payables are carried at amounts that approximate fair values.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1999 and 1998:

                                                           1999         1998
                                                          --------     --------

         Clinic and office equipment                      $297,663     $354,761
         Computer equipment                                 33,976       60,835
         Furniture and fixtures                                747        8,277
                                                          --------     --------

                                                           332,386      423,873
         Less accumulated depreciation and amortization    153,861      137,817
                                                          --------     --------

                                                          $178,525     $286,056
                                                          ========     ========

     Depreciation expense was $65,411 and $108,698 for the years ended December 31, 1999 and 1998, respectively.


NOTE 3.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes  payable and  long-term  debt consist of the following as of December
     31:

                                                              1999       1998
                                                             --------   --------
         Prime plus 1% line of credit with a bank,  due on
         demand, secured by accounts receivable, see below   $140,070   $120,070

         8% note payable to a shareholder, due on
         demand, unsecured                                      2,000      2,000

         7.6%  note  payable  to a bank,  due in  monthly
         installments of $11,000, including principal and
         interest through June 25, 1999, retired                    -     75,945

         10% note payable to an individual, due on
         demand, unsecured                                    100,000          -

         7.15% note payable due to a bank, due
         October 10, 2000, unsecured                            3,855          -

                                                            1999         1998
                                                        -----------  -----------

         8% note payable to a shareholder, retired      $         -  $   455,000

         8% note payable to an employee, shareholder,
         and officer, retired                                     -      434,808

         8% note payable to a shareholder, due
         August 1, 2000, unsecured - related party          300,000      300,000

         10.25% note payable to a bank,  monthly
         payments of $236 including interest, retired             -        5,646

         8% note payable to a shareholder, due
         August 1, 2000, unsecured                           12,000       12,000

         10% note payable to an investor, due
         August 1, 2000 - related party                     500,000      500,000
                                                        -----------  -----------

                                                          1,057,925  $ 1,905,469
         Less current portion of long-term debt
         and notes payable                                1,057,925       17,735
                                                        -----------  -----------

                                                        $         -  $ 1,887,734
                                                        ===========  ===========

     The Company maintains a $140,000 revolving line-of-credit for which there was an outstanding advance as of December 31,1999 of $140,070, bearing interest at the bank's variable rate plus 1.00% (8.5% at December 31,1999) due on demand, secured by accounts receivable.

NOTE 4.   CAPITAL LEASES

     The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 1999:

         Year Ending
         December 31,

              2000                                               $18,421
              2001                                                 2,765
              2002                                                   376
                                                              ----------

         Net minimum lease payments                               21,562
         Less amount representing interest                         1,078
                                                              ----------

         Present value of net minimum lease payments              20,484
         Current maturities of capital lease obligations          17,434
                                                              ----------

         Capital lease obligations, less current maturities   $    3,050
                                                              ==========


NOTE 5.   PREFERRED STOCK

     The Series A Senior Cumulative Convertible Participating Preferred Stock ("Series A Stock") is entitled to receive cash dividends of $1 per share per annum accruing from the date of issuance. Such dividends are cumulative and must be paid before any dividends can be paid on the common stock. The Series A Stock is convertible into common stock, at the option of the holders, into a maximum of 29,267,324 shares of common stock upon: (a) the sale of substantially all of the assets of the Company; (b) a change in control of the Company; (c) the dissolution of the Company; or (d) October 1, 2000. If the Series A Stock is not converted into common stock, it becomes redeemable at the option of the holder any time after October 1, 2000 at a redemption price of $10 per share. Should the Company fail to redeem any share of the Series A Stock after a redemption request, the Series A stockholders shall have the right to elect a majority of the Company's board of directors and the Company shall pay interest on the redemption price at the rate of prime plus 5% until actually redeemed. At December 31, 1999 and 1998, dividends in arrears on preferred stock was $385,644 and $45,644, respectively.




NOTE 6.   INCOME TAXES

     The components of tax expense are as follows:
                                                                1999          1998
                                                            -----------   -----------
       Current                                              $         -   $         -
       Deferred                                               ( 495,701)            -
                                                            -----------   -----------

                                                            $   495,701   $         -
                                                            ===========   ===========

     A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 1999 and 1998 is as follows:

                                                                1999          1998
                                                            -----------   -----------

       Expected federal income tax provision (benefit)      ($  333,322)  ($1,208,545)
       State income taxes                                             -             -
       Valuation allowance and other                                  -     1,208,545
       Utilization of net operating loss                    (   162,379)            -
                                                            -----------   -----------

                                                            ($  495,701)  $         -
                                                            ===========   ===========

Deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                1999          1998
                                                            -----------   -----------

       Current deferred tax asset                           $   279,715   $   635,225
       Current deferred tax liability                                 -             -
       Valuation allowance for current deferred tax asset   (   279,715)  (   635,225)
                                                            -----------   -----------

       Net current deferred tax asset                       $         -   $         -
                                                            ===========   ===========

       Non-current deferred tax asset                       $ 1,509,316   $ 1,831,339
       Non-current deferred tax liability                             -   (    93,079)
       Valuation allowance for
            non-current deferred tax asset                  ( 1,509,316)  ( 1,738,260)
                                                            -----------   -----------

       Net non-current deferred tax asset                   $         -   $         -
                                                            ===========   ===========


     At December 31, 1999, the current deferred tax asset results from reserve for accounts receivable which is not deductible for tax purposes until actually written off. The non-current deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is not certain. The beginning valuation allowance was adjusted $162,379 for the benefit of net operating losses utilized in 1999.

     MB generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 1999, subject to limitations under Internal Revenue Code ss.382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not previously utilized. The net operating loss carry forward at December 31, 1999 in approximately $4,440,000 and will begin to expire in 2008 if not previously utilized.


NOTE 7.   LEASE COMMITMENTS

     The Company has non-cancelable leases for office space and equipment. Future minimum payments under these leases and other equipment operating leases are payable as follows:

           Year Ended
           December 31,
           ------------

              2000                                       $   454,278
              2001                                           463,375
              2002                                           428,913
              2003                                           258,428
              2004                                            98,712
                                                         -----------
                                                         $ 1,703,706
                                                         ===========

     Lease and rent expense under non-cancelable operating leases for 1999 and 1998 are $423,923 and $349,550, respectively.

NOTE 8.   LEGAL PROCEEDINGS

     On November 6, 1998, the Company and one of its subsidiaries filed a lawsuit in the District Court of Tarrant County, Texas against a former employee. The lawsuit asserted a right to damages based upon the employee's breach of a Confidentiality Agreement entered into between the former employee and subsidiary. This matter is still pending. In January 1999, the former employee filed an action against a Company subsidiary asserting a right to unpaid wages. The action was filed with the Department of Industrial Relations, Division of Labor Standards Enforcement in Santa Ana, California. After a hearing on the action, an order was entered June 25, 1999 finding that the employee was not entitled to any payment from either the Company or its subsidiaries.

     Effective April 2, 2000, the Company settled litigation pertaining to the Company, Scott A. Haire and MB Healthcare Management, Inc. ("MBHM"), a former Company subsidiary. MBHM merged with a corporation, and in connection with the transaction, MBHM filed suit against the corporation and related individuals. The corporation and related individuals filed a counterclaim against MBHM, the Company, and Scott A. Haire. As part of the settlement, all outstanding shares of MBHM were conveyed to one of the related individuals. In exchange, the Company received a cash payment and return of Company stock that had been issued at the time the transaction was entered into.

     In addition, the Company is involved in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes adequate reserves have been provided for claims that have at least a reasonable possibility for loss and has not provided a reserve on those for which an adverse outcome is remote.


NOTE 9.   STOCK OPTIONS

     Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan ("Plan") for key executives and employees.



NOTE 9.   STOCK OPTIONS - continued

     A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:

                                                                             Other
                                             Plan Options                          Compensatory Options
Combined Total
                                                     Weighted                  Weighted
                                                      Average                   Average
                                                     Exercise                  Exercise
                                         Options       Price       Options       Price       Options
                                       ----------   ----------   ----------   ----------   ----------
         Outstanding at 12/31/97          795,000   $      .05    4,500,000   $      .24    5,295,000

         Granted                        1,075,000          .13            -            -    1,075,000
         Exercised                     (  120,000)         .05            -            -   (  120,000)
         Forfeited                     (  200,000)         .05   (1,050,000)         .16   (1,250,000)
                                       ----------   ----------   ----------   ----------   ----------

         Outstanding at 12/31/98        1,550,000          .09    3,450,000          .22    5,000,000

         Granted                                -            -            -            -            -
         Exercised                              -            -            -            -            -
         Forfeited                              -            -            -            -            -
                                       ----------   ----------   ----------   ----------   ----------

         Outstanding at 12/31/99        1,550,000   $      .09    3,450,000   $      .22    5,000,000
                                       ==========   ==========   ==========   ==========   ==========


     The fair value of plan options issued during 1998 was approximately $137,750. There were no plan options issued during 1999.



     The following table summarizes information about options outstanding at December 31, 1999 under the Plan:

                                         Weighted
                                         Average              Weighted                                Weighted
    Range 0f            Number          Remaining             Average            Number              Average
Exercise Prices      Outstanding     Contractual Life      Exercise Price      Exercisable       Exercisable Price
---------------      -----------     ----------------      --------------      -----------       -----------------
   $.02 - $.19         1,550,000          .56                  $.09              1,550,000            $.09







NOTE 9.   STOCK OPTIONS - continued

     The following table summarizes information about the other compensatory stock options outstanding at December 31, 1999:

                                        Weighted
                                         Average              Weighted                                Weighted
    Range 0f            Number           Remaining             Average            Number              Average
Exercise Prices      Outstanding     Contractual Life      Exercise Price      Exercisable       Exercisable Price
---------------      -----------     ----------------      --------------      -----------       -----------------

   $.03 - $.65         3,450,000          .56                  $.22              3,450,000            $.22



     The options granted during 1998 have exercise prices which approximate fair value, and accordingly, no compensation cost has been recognized for its incentive or other compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                              Year Ended
                                                             December 31,
                                                                  1998
                                                             ------------

         Net income (loss)              As reported          ($ 3,851,222)
         Pro forma                                           ($ 3,851,222)

         Net income (loss) per share    As reported          ($       .06)
         Pro forma                                           ($       .06)

     All of the 5,000,000 outstanding incentive stock options are fully vested at December 31, 1999.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1999 and 1998: dividend yield of 0%, expected volatility of 29.55%, risk free interest rates ranging from 5.77% to 6.41% over a 5 year period, and an expected life of .5 years.

NOTE 10.  DISCONTINUED OPERATIONS

     On June 30, 1999 and October 31, 1999, the Company entered into agreements to sell its ownerships in Nevada Multicare, LLC(NVMC) (a Nevada corporation) and MB Software Solutions, Inc. (MBSSI) (a Nevada corporation), respectively. Accordingly, the operating results of NVMC and MBSSI have been segregated from continuing operations and reported as a separate line item on the statement of operations.

     The Company has restated its prior financial statements to present the operating results of NVMC and MBSSI as discontinued operations. The assets and liabilities of such operations at December 31, 1998, have been reflected as a net non-current asset based substantially on the original classification of such assets and liabilities.

     Operating results from discontinued operations are as follows:

                                                           1999         1998
                                                        ----------   ----------
         Revenues:
           Medical fees                                 $   80,284   $1,341,941
           Software and maintenance fees                   230,407      345,620
                                                        ----------   ----------

                                                           310,691    1,687,561
           Cost of medical                              (   53,755)  (1,568,916)
           Costs of software and maintenance fees       (   40,520)  (   43,360)
           Selling, general and administrative          (  124,257)  (1,239,725)
                                                        ----------   ----------

           Income (loss) from operations                    92,159   (1,164,440)
           Other expense                                     1,884        9,265
                                                        ----------   ----------

         Income (loss) from discontinued operations     $   90,275  ($1,173,705)
                                                        ==========   ==========

     Proceeds on the disposal NVMC and MBSSI were $300,000 and $1,500,000, respectively.


NOTE 11.  BUSINESS SEGMENT INFORMATION

     As result of the discontinued operations of MB Nevada (NVMC) and MB Software Solutions (MBSSI) the Company's continuing operations are in one business segment.

NOTE 12.  RELATED PARTY TRANSACTIONS

     In November 1999, the Company entered into an exchange agreement between Scott A. Haire, chairman, president, and director of the Company and Consolidated National Corp. (CNC). Pursuant to the agreement, the Company transferred all of the common stock of its wholly owned subsidiary, MB Software Solutions Inc. (MBSSI) in exchange for all of the outstanding common stock of MedEWay.com, Inc. (MedEWay). Simultaneous with this transfer, the Company transferred all of the common stock of MedEWay to Mr. Haire and CNC in exchange for consideration of $1,500,000. Additionally, MedEWay issued the Company warrants to purchase 5% of the outstanding common stock of MedEWay for $0.001 per share exercisable only upon the initial public offering or sale of MedEWay. No value has been assigned or recorded by the Company for the MedEWay stock warrants. As part of the exchange agreement, the Company has agreed to provide use of facilities and other resources for which MedEWay and MBSSI will reimburse the Company at cost. The Company provided no significant resources during the year ended December 31, 1999.

     Note receivable shareholder consists of a note from Scott A. Haire dated November 1, 1999 for the original principal sum of $350,000. Interest accrues at an annual rate of 8%.

     The Company has various notes payable to shareholders and other related parties. The notes and various terms are identified in Note 3-Notes Payable. Interest expense incurred under related party notes payable for the years ended December 31, 1999 and 1998 were $122,777 and $195,913, respectively. Accrued interest at December 31, 1999 and 1998, was $175,816 and $165,164, respectively.

     In addition, the Company leases a building for one of its Florida facilities from a company related through common ownership. Included in rent expense for 1999 is approximately $90,200 and included in accounts payable is approximately $22,000 at December 31, 1999.