Form 10QSB
period 2000-03-31
MB SOFTWARE CORP
filed 2000-05-19
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

[ ]      TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT

                           Commission File No. 0-11808

                             MB SOFTWARE CORPORATION

            Colorado                                            59-2219994
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

2225 E. Randol Mill Road - Suite 305
Arlington, Texas                                                76011-6306
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (817) 633-9400

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)


                                                         Name of each Exchange
  Title of Each Class                                     on Which Registered
  -------------------                                ---------------------------
         Common                                      NASDAQ - OTC BULLETIN BOARD



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

                                    Yes  [   ]               No  [ X ]



                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 2000

                                      INDEX

PART I  -  FINANCIAL INFORMATION                                             PAGE NUMBER


         Item 1  -  Financial Statements

              Consolidated Balance Sheet
              March 31, 2000 (Unaudited) and December 31, 1999 (Audited)     F-1-F-2

              Consolidated Statements of Operations  -
              for the Three Months ended March 31, 2000 (Unaudited) and
              March 31, 1999 (Unaudited)                                       F-3

              Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2000 (Unaudited)
              March 31, 1999 (Unaudited)

              Notes to Consolidated Financial Statements                        5

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                                  5


PART II - OTHER  INFORMATION

         Item 5  -  Other Information                                           6


         Item 6  -  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                                6

SIGNATURES                                                                      7





                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                                    March 31,           December 31,
                                                                                      2000                 1999
                                                                                ------------------  --------------------
                                                                                   (Unaudited)           (Audited)
                                                                                   -----------           ---------

CURRENT ASSETS

       Cash                                                                    $           -       $            26,078

       Medical receivables, net of allowance                                              860,594               713,625
             for doubtful accounts and contactual
             allowances of $847,408 and $822,692 in 2000 and
            1999, respectively
       Notes receivable                                                                   167,634               177,721
       Prepaid expenses                                                                     4,132                 4,131
                                                                                ------------------  --------------------

                    Total current assets                                                1,032,360               921,555
                                                                                ------------------  --------------------


PROPERTY AND EQUIPMENT, NET                                                               164,819               178,525
                                                                                ------------------  --------------------

       Note receivable - shareholder                                                      350,000               350,000
                                                                                ------------------  --------------------

                  Total assets                                                 $        1,547,179  $          1,450,080
                                                                                ==================  ====================







                                       F1



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

                                                                                  March 31,       December 31,
                                                                                    2000              1999
                                                                               ----------------   --------------
                                                                                 (Unaudited)        (Audited)

CURRENT LIABILITIES

       Outstanding checks in excess of bank balances                           $       101,860   $            -
       Current maturities of notes payable                                           1,181,925        1,057,925
       Current maturities of capital leases                                              6,636           17,434
       Accounts payable                                                                325,546          402,410
       Accrued liabilities                                                             334,603          346,639
                                                                               ----------------   --------------

                    Total current liabilities                                        1,950,570        1,824,408

LONG TERM DEBTS

       Capital leases                                                                        -            3,050
                                                                               ----------------   --------------

            Total long term liabilities                                                      -            3,050
                                                                               ----------------   --------------

            TOTAL LIABILITIES                                                        1,950,570        1,827,458

SHAREHOLDERS' DEFICIT

     Series A senior cumulative convertible particpating preferred stock; $10 par value; 340,000 shares issued and outstanding
         in 2000 and 1999; dividends in arrears 2000 $470,644, and                   3,400,000        3,400,000
         1999, $385,644
     Undesignated preferred stock; $10 par value; 660,000 shares
         authorized; none issued                                                             -                -
       Common stock .001 par value;150,000,000 shares
         authorized; 69,200,000 shares issued in 2000 and 1999                          69,200           69,200
       Additional paid-in capital                                                    1,103,005        1,103,005
       Accumulated deficit                                                          (4,963,557)      (4,937,544)
       Treasury stock, at cost; 408,029 shares                                         (12,039)         (12,039)

                                                                               ----------------   --------------

                    Total shareholders' deficit                                       (403,391)        (377,378)
                                                                               ----------------   --------------

                                                                               $      1,547,179   $   1,450,080
                                                                               ================   ==============



                                       F2



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                                  March 31, 2000                       March 31, 1999

REVENUES

       Medical income - net of contractual
          Adjustments of $361,822 and $310,614
          in 2000 and 1999, respectively                       $             688,926            $             507,462
       Service fees                                                              136                           81,239
                                                               ----------------------           ----------------------

               Total revenues                                                689,062                          588,701

COST OF REVENUES
       Cost of medical services                                              392,692                          488,217
                                                               ----------------------           ----------------------

               Total cost of revenues                                        392,692                          488,217
                                                               ----------------------           ----------------------

GROSS PROFIT                                                                 296,370                          100,484

OPERATING EXPENSES
       Selling, general & administrative                                     287,402                          368,860
       Depreciation and amortization                                          13,705                           13,848
                                                               ----------------------           ----------------------

               Total operating expenses                                      301,107                          382,708
                                                               ----------------------           ----------------------

LOSS FROM OPERATIONS                                                          (4,737)                        (282,224)

OTHER INCOME (EXPENSE)
       Interest income and other                                                   -                          208,360
       Other expense                                                           9,644                                -
       Interest Expense                                                      (30,920)                         (43,943)
                                                               ----------------------           ----------------------

               Total other income (expense)                                  (21,276)                         164,417
                                                               ----------------------           ----------------------

LOSS FROM CONTINUING OPERATIONS                                              (26,013)                        (117,808)

DISCONTINUTED OPERATIONS
    Income from operations of discontinued subsidiary                              -                          (17,257)
                                                               ----------------------           ----------------------

             NET LOSS                                          $             (26,013)           $             (135,065)
                                                               ======================           ======================


Loss from continuing operations                                $             (26,013)           $            (117,808)
                                                               ----------------------           ----------------------

Plus: Cumulative preferred stock dividends                                   (85,000)                               -
                                                               ----------------------           ----------------------

            Loss available to common shareholders              $            (111,013)           $            (117,808)
                                                               ======================           ======================
BASIC AND DILUTED EARNINGS (L0SS) PER SHARE
   Continuing Operations                                       $                   -            $                   -
   Discontinued Operations                                                         -                                -
                                                               ----------------------           ----------------------

  Weighted-average common shares outstanding                              69,200,000                       69,100,000
                                                               ======================           ======================





                                       F3



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                             THREE MONTHS                        THREE MONTHS
                                                                             ENDED 03/31/00                        ENDED 03/31/99
                                                                                 2000                                1999
                                                                                 ----                                ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                                   $            (26,013)                $          (117,808)
  Adjustments to reconcile net loss from continuing
   operations to cash used by operating activities:
               Depreciation                                                           13,706                              18,097
               Gain on sale of assets                                                                                     (1,338)
               Change in allowance for doubtfull accounts                             24,716                            (340,081)
               Changes in assets and liabilities:
                     Accounts receivable                                            (171,684)                            434,243
                     Accounts payable                                                (76,864)                            (23,509)
                     Accrued liabilities                                             (12,038)                             (4,278)
                     Outstanding checks in excess of bank balances                   101,860
                     Other liabilities                                                                                    38,057
                     Prepaid expenses                                                      -                                (200)
                                                                        ---------------------                --------------------

Net cash used in continuing operations                                              (146,317)                              3,183

Net cash used in discontinued operations                                                   -                             (25,684)
                                                                        ---------------------                --------------------

Net cash used in operating activities                                               (146,317)                            (22,501)
                                                                        ---------------------                --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of assets                                                         -                              28,817
                                                                        ---------------------                --------------------

Net cash provided by investing activities                                                  -                              28,817

CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on capital leases                                                      (13,848)                            (56,383)
     Payments on notes payable                                                             -                             (31,612)
     Borrowing (payments) on note receivables                                         10,087                             (31,945)
     Proceeds from new borrowings                                                     79,000                              21,500
     Proceeds from notes payable related parties                                      45,000                                   -
                                                                        ---------------------                --------------------

Net cash provided by (used in) financing activities                                  120,239                             (98,440)
                                                                        ---------------------                --------------------

NET DECREASE IN CASH                                                                 (26,078)                            (92,124)

 Cash at beginning of period                                                          26,078                             203,977
                                                                        ---------------------                --------------------

  Cash at end of period                                                 $                  -                 $           111,853
                                                                        =====================                ====================

SUPPLEMENTAL INFORMATION

    Cash paid during the period for interest to related party           $                  -                 $            24,225
    Cash paid during the period for interest to others                                30,920                              49,427
                                                                        ---------------------                --------------------

                                                                        $             30,920                 $            73,652
                                                                        =====================                ====================



                                       F4

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1999. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Operating results for the three month period ended March 31, 2000, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2: ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 3: RELATED PARTIES

Included in notes payable is related party payables of $224,000 and $889,000 for 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In the first quarter of 2000, the Company continued to focus on the operations of its healthcare clinics. The Company's clinics include four Company-owned physician practices in Florida. Florida law, as opposed to the law of many other states, permits the corporate practice of medicine of the type engaged in by the Company. These Florida practices primarily focus on pain management. Additionally, the Company has developed a healthcare Internet site, HealthcareInnovations.net, which is dedicated to pain management and pain management programs for patients.

In the year ending December 31, 1999, MB Software Corporation (the "Company") divested itself of MB Software Solutions, Inc. ("MBSSI"), the software division. Traditionally, the healthcare clinics have generated approximately ninety percent of the Company revenues. In the year ending December 31, 1999, the Company also sold Mr. Mulligan, L.L.C. d/b/a Nevada Multicare ("Nevada Multicare").

There were no changes in the legal proceedings from the status set forth in the Form 10 - KSB for the year ending December 31, 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net medical revenues increased to $688,926 for the three months ended March 31, 2000 as compared to $507,462 for the three months ended March 31,1999. This increase is primarily attributable to an increase in patient volumes at the Jacksonville, Florida clinics. The Lauderhill, Florida clinic also experienced an increase in patient volume, albeit not as significant as the increase at the Jacksonville, Florida clinics.

The contractual allowance adjustment increased to $361,822 for the first quarter of 2000 compared with $310,614 for the three months ended March 31, 1999. The contractual allowance adjustment reflects a reduction in revenue resulting from uncollectible accounts together with contractual allowances for reductions, due to the source of payments. The increase in the contractual allowance adjustment reflects, and is directly related to, the increase in gross medical revenues.

The cost of medical revenues decreased to $392,692 for the three months ended March 31, 2000 compared to $488,217 for the three months ended March 31, 1999.

The gross profit from medical activities increased to $296,370 for the three months ended March 31, 2000 as compared to $192,245 for the three months ended March 31, 1999. The increase in gross profit from medical activities directly reflects the increase in gross medical revenues. In addition, the gross profit increase correlates with the decreased cost of revenue for medical activities for the three months ended March 31, 2000.

It is noteworthy that the quarter ending March 31, 1999 reflects the termination of all practice management agreements. As a result, the service fees associated with the agreements have been discontinued.

The Company's gross profit for the first quarter ending March 31, 2000 increased to $296,370 from $100,484 for the first quarter ending March 31, 1999. As set forth above, the increase in gross profit reflects the decrease in the total cost of revenue for the quarter ending March 31, 2000. The total cost of revenue for the three months ended March 31, 2000 was $392,692 compared to $488,217 for the same quarter of 1999.

The selling, general and administrative expenses decreased by 20% to $287,402 for the three-month period ended March 31, 2000 as compared to $368,860 for the three-month period ended March 31, 1999.

The net loss from continuing operations decreased to $4,737 for the three-month period ended March 31, 2000, as compared to a loss from continuing operations of $282,224 for the three months ended March 31, 1999. The reduction in loss is commensurate with the Company's increase in total revenues.

Liquidity and Capital Resources

The Company's operations used $146,317 of cash during the three months ended March 31, 2000 compared to cash provided by operations of $3,183 for the quarter ended March 31,1999.

As of March 31, 2000, the Company had working capital deficits of $918,210. The working capital as of March 31, 1999 was $902,853. At March 31, 2000, the Company had outstanding checks in excess of bank balances of $101,860. The increase in the working capital deficit is directly related to the reclassification in the fourth quarter of 1999, of certain debt from long-term to classification as a current liability. To increase working capital, the Company is concentrating its efforts to increase patient volume in the Florida clinics. The Company will continue to stream line its operations and increase revenue as the volume at each clinic continues to grow.

In the three months ended March 31, 2000, the Company had no expenditures for the purchase of equipment. The Company does not anticipate any major purchase of equipment for the remaining nine (9) months of 2000.

PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits - All exhibits are incorporated by reference from prior filings with the Commission.

Financial Statements - See Item 1 for financial statements filed with this report.

Reports on Form 8-K - Change in Independent Auditors - Filed February 25, 2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MB SOFTWARE CORPORATION

Date: May 19, 2000                 /s/  Scott A. Haire
                                        --------------
                                        Scott A.  Haire, Chairman of the Board,
                                        Chief Executive Officer and President
                                        (Principal Financial Officer)