Form 10QSB
period 2000-06-30
MB SOFTWARE CORP
filed 2000-08-11
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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


As of July 31, 2000, 69,200,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                        Yes [ ]               No [X]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                           Quarter Ended June 30, 2000

                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

         Item 1  -  Financial Statements

            Consolidated Balance Sheet
            June 30, 2000 (Unaudited) and December 31, 1999                F1-F2

            Consolidated Statements of Operations  -
            for the Three Months and Six Months ended June 30, 2000
            (Unaudited) and  June 30, 1999 (Unaudited)                        F3

            Consolidated Statements of Cash Flows
            for the Three Months ended June 30, 2000 (Unaudited)
            and June 30, 1999 (Unaudited)                                     F4

            Notes to Consolidated Financial Statements                         4

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                             4,5,6

PART II - OTHER  INFORMATION

         Item 5  -  Other Information                                        6,7


         Item 6  -  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                             7,8

SIGNATURES                                                                     8




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                June 30,   December 31,
                                                                  2000         1999
                                                               ----------   ----------
                                                               (Unaudited)   (Audited)
       Cash                                                    $   36,085   $   26,078

       Medical receivables, net allowance
             for doubtful accounts and contactual
             allowances of $972,689 and $822,692 in 2000 and
             1999, respectively                                   679,331      713,625
       Notes receivable                                           222,827      177,721
       Prepaid expenses                                             9,420        4,131
                                                               ----------   ----------

                    Total current assets                          947,663      921,555
                                                               ----------   ----------


PROPERTY AND EQUIPMENT, NET                                       149,900      178,525
                                                               ----------   ----------

       Note receivable - shareholder                              350,000      350,000
                                                               ----------   ----------

                  Total assets                                 $1,447,563   $1,450,080
                                                               ==========   ==========




                                       F1




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     June 30,     December 31,
                                                                       2000          1999
                                                                   -----------   -----------
                                                                   (Unaudited)    (Audited)
CURRENT LIABILITIES
  Current maturities of notes payable                              $ 1,453,070    $ 1,057,925
  Current maturities of capital leases                                   5,046         17,434
  Accounts payable                                                     319,434        402,410
  Accrued liabilities                                                  403,122        346,639
                                                                   -----------    -----------

         Total current liabilities                                   2,180,672      1,824,408


LONG TERM DEBT
       Capital leases                                                    3,050          3,050
                                                                   -----------    -----------

         Total long term liabilities                                     3,050          3,050
                                                                   -----------    -----------

         TOTAL LIABILITIES                                           2,183,722      1,827,458

SHAREHOLDERS' DEFICIT
  Series A senior cumulative  convertible particpating  preferred stock;  $10 par value; 340,000 shares issued and outstanding
    in 2000 and 1999; dividends in arrears 2000 $555,644, and ..     3,400,000      3,400,000
    1999, $385,644
  Undesignated preferred stock; $10 par value; 660,000 shares
    authorized; none issued                                               --             --
    Common stock .001 par value;150,000,000 shares
     authorized; 69,200,000 shares issued in 2000 and 1999              69,200         69,200
    Additional paid-in capital                                       1,103,005      1,103,005
    Accumulated deficit                                             (5,296,325)    (4,937,544)
    Treasury stock, at cost; 408,029 shares                            (12,039)       (12,039)
                                                                   -----------    -----------

         Total shareholders' deficit                                  (736,159)      (377,378)
                                                                   -----------    -----------

                                                                   $ 1,447,563    $ 1,450,080
                                                                   ===========    ===========




                                       F2




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED



                                                                     Three Months End                 Six Months End
                                                               -----------------------------   ----------------------------
                                                               June 30, 2000   June 30, 1999   June 30, 2000   June 30,1999
                                                               -------------   -------------   -------------   ------------
REVENUES
       Medical income - net of contractual
          Adjustments of $365,800 and $319,287 and $727,622
         and $631,861 in 2000 and 1999, respectively           $    416,146    $    590,193    $  1,105,071    $  1,097,655
       Service fees                                                     123          10,557             259          91,796
                                                               ------------    ------------    ------------    ------------

               Total revenues                                       416,269         600,750       1,105,330       1,189,451

COST OF REVENUES
       Cost of medical services                                     402,182         361,926         794,874         642,383
                                                               ------------    ------------    ------------    ------------

               Total cost of revenues                               402,182         361,926         794,874         642,383
                                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                                         14,087         238,824         310,456         547,068

OPERATING EXPENSES
       Selling, general & administrative                            311,350         332,126         599,651         824,477
       Depreciation and amortization                                 14,921          20,590          28,625          37,603
                                                               ------------    ------------    ------------    ------------

               Total operating expenses                             326,271         352,716         628,276         862,080
                                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                               (312,184)       (113,892)       (317,820)       (315,012)

OTHER INCOME (EXPENSE)
       Interest income and other                                      8,744           2,223          19,288           5,987
       Interest Expense                                             (29,328)        (14,318)        (60,249)        (58,261)
                                                               ------------    ------------    ------------    ------------

               Total other income (expense)                         (20,584)        (12,095)        (40,961)        (52,274)
                                                               ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                    (332,768)       (125,987)       (358,781)       (367,286)

DISCONTINUTED OPERATIONS
    Income (loss) from operations of discontinued subsidiary           --            (2,364)           --             7,351
                                                               ------------    ------------    ------------    ------------

             NET LOSS                                          $   (332,768)   $   (128,351)   $   (358,781)   $   (359,935)
                                                               ============    ============    ============    ============

Loss from continuing operations                                $   (332,768)   $   (125,987)   $   (358,781)   $   (367,286)


Plus: Cumulative preferred stock dividends                          (85,000)        (85,000)       (170,000)       (170,000)
                                                               ------------    ------------    ------------    ------------

            Loss available to common shareholders              $   (417,768)   $   (210,987)   $   (528,781)   $   (537,286)
                                                               ============    ============    ============    ============


BASIC AND DILUTED EARNINGS (L0SS) PER SHARE
   Continuing Operations                                       $       --      $       --      $       --              --
   Discontinued Operations                                             --              --              --              --
                                                               ------------    ------------    ------------    ------------

  Weighted-average common shares outstanding                     69,200,000      69,100,000      69,200,000      69,100,000
                                                               ============    ============    ============    ============



                                       F3




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS      SIX MONTHS
                                                                      ENDED          ENDED
                                                                  June 30, 2000  June 30, 1999
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss from continuing operations                         $  (358,781)   $  (359,935)
       Adjustments to reconcile net loss from continuing
        operations to cash used by operating activities:
                    Depreciation                                        28,625         37,603
                    Change in allowance for doubtfull accounts .          --       (1,248,968)
                    Changes in assets and liabilities:
                          Accounts receivable                           34,294      1,713,392
                          Prepaid expenses                              (5,290)        (1,500)
                          Accounts payable                             (82,975)       (72,675)
                          Accrued liabilities                           56,484        (68,748)
                                                                   -----------    -----------

Net cash used in continuing operations                                (327,643)          (831)

Net cash used in discontinued operations                                  --         (111,960)
                                                                   -----------    -----------

Net cash used in operating activities                                 (327,643)      (112,791)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                  --          (47,177)
     Issuance of preferred stock dividends                                --          215,644
     Proceeds from sale of business segment                               --          302,745
     Payments on notes receivable                                       44,893           --
     Issuance of notes receivable                                      (90,000)      (172,174)
                                                                   -----------    -----------

Net cash provided by (used in) investing activities                    (45,107)       299,038

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital leases                                        (16,243)       (35,709)
     Payments on notes payable                                            --         (206,610)
     Proceeds from new borrowings                                      300,000        119,388
     Proceeds from notes payable related parties                        99,000         10,000
                                                                   -----------    -----------

Net cash provided by (used in) financing activities                    382,757       (112,931)
                                                                   -----------    -----------

NET INCREASE IN CASH                                                    10,007         73,316

 Cash at beginning of period                                            26,078        203,977
                                                                   -----------    -----------

 Cash at end of period                                             $    36,085    $   277,293
                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest to relate$ party          --      $    24,225
       Cash paid during the period for interest to others               30,920         49,427
                                                                   -----------    -----------

                                                                   $    30,920    $    73,652
                                                                   ===========    ===========

                                       F4

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1999. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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

Management plans to raise capital by obtaining financing through debt, private placement or conversion of Series A preferred stock. The Company believes that these actions will enable the Company to continue until its operations become profitable.


NOTE 3:  RELATED PARTIES

Included in notes payable is related party payables of $224,000 and $889,000 for 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In the second quarter of 2000, MB Software Corporation (the "Company") focused on the operations of its four healthcare clinics consistent with its overall strategy to increase revenue.

The strategy of the Company consists of a four point approach involving: A comprehensive pain management program, a controlled increase in the number of clinics in which the Company has a vested interest, contracting with insurance companies for "total-episode responsibility" and the incorporation of leading-edge healthcare information technology. (See discussion at Item 5 pertaining to Company strategy and developments).

There were no changes in the legal proceedings from the status set forth in the Form 10 - KSB for the year ending December 31, 1999.

The following summarizes the results of operations for the three-month and the six-month period ended June 30, 2000 and 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

Net revenues from medical activities decreased 41.8% to $416,146 for the three-months ended June 30, 2000, compared to $590,193 for the three-months ended June 30, 1999.

A contractual allowance adjustment of $365,800 was made for the three-months ended June 30, 2000, compared to $319,287 for the three-months ended June 30, 1999. The Company follows the generally accepted practice in medical clinics of having in place contracts with numerous insurance companies to better serve patients. These contracts establish reimbursement guidelines that result in payment to the provider of only a portion of the account charge. The balance of the account charge is reduced from the revenue as a contractual allowance. The increased contractual allowance is attributable, in part to an increased number of carriers forming alliances with managed care organizations resulting in reduced reimbursement to providers. To address this reduction, the Company is pursuing more lucrative carrier arrangements. The Company additionally intends to provide services to an increased number of patients on a self-pay basis.

The cost of medical revenues increased 11.1% to $402,182 for the three months ended June 30, 2000, compared to $361,926 for the three months ended June 30, 1999. This minimal increase is applicable to increases in certain pharmaceutical supplies used in the clinics.

The gross profits from medical activities decreased 1,595% to $14,087 for the three months ended June 30, 2000, as compared to $238,824 for the three months ended June 30, 1999. This decrease correlates with the current quarter increase in the contractual allowances together with the increased cost of medical revenues.

The Company's selling, general and administrative expenses decreased by 6.7% to $311,350 for the three months ended June 30, 2000 as compared to $332,126 for the three months ending June 30, 1999. This decrease reflects savings resulting from reductions of certain costs at the corporate level.

The net loss on operations was $312,184 for the three month period ended June 30, 2000 representing a 174.1% difference compared to $113,892 for the three months ended June 30, 1999. This percentage reflects the decrease in gross profits.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

The net medical revenues increased 0.07% to $1,105,071 for the six-month period ended June 30, 2000, compared to $1,097,655 for the six-month period ended June 30, 1999. The minimal increase is attributable to net medical revenue increases during the first quarter of 2000.

The cost of medical revenue increased 23.7% to $794,874 for the six-month period ended June 30, 2000, as compared to $642,383 for the six-month period ended June 30, 1999. The overall increase is applicable to increased costs of pharmaceutical supplies during the second quarter of 2000 together with minimal costs of supplies during the second quarter of June, 1999.

Gross profit decreased to $310,456 for the six months ended June 30, 2000, compared to $547,068 for the six months ended June 30, 1999. The decrease in gross profit is attributable, in part to a $91,537 reduction in service fees, the increase in contractual allowances during the second quarter of 2000 and the increased cost of revenues.

The Company's selling, general and administrative expenses decreased by 37.5% to $599,651 for the six-months ending June 30, 2000 as compared to $824,477 for the six months ending June 30, 1999. This decrease reflects savings resulting from operational efficiency.

Net operating loss increased 0.08% to $317,820 for the six-month period ended June 30, 2000, as compared to $315,012 for the six-month period ended June 30, 1999. The minimal variation may be accounted for by noting that while gross profits for the current second quarter decreased, the decrease was offset by a substantial reduction in operating expenses.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $10,007 of cash during the six months ended June 30, 2000 compared to a use of cash of $73,316 for the six months ended June 30, 1999.

As of June 30, 2000, the Company had a working capital deficit of $1,233,009, which is a 36.5% increase over the June 30, 1999 working capital deficit of $902,853. The increase in the deficit results from the December 31, 1999 maturity of long term debt.

As of June 30, 2000, the Company had cash of $36,085. To increase its cash position, the Company is seeking to convert existing matured debt to manageable long term financing.

PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The strategy of the Company continues to be the creation of a national physical medicine network by utilizing a four point approach consisting of: Development and implementation of a comprehensive pain management and prevention program including nutritional supplements; increasing the number of clinics in which the Company has an interest, either through the means of acquisition, ground-floor development, or innovative partnering arrangements; contracting with insurers for "total-episode responsibility;" and, most significantly, the incorporation of leading-edge information technology within the healthcare sector.

PatientMed 2000
Medical information technology is the cornerstone of the Company's strategy to increase revenue. The technology incorporates two independent yet complementary facets: An Internet-based comprehensive healthcare system operated on the Company's ISP and, PatientMed 2000, a leading edge Internet appliance.

Effective   July  20,  2000,   the  Company   entered  into  an  agreement  with
ScreenPhone.net Inc. whereby the Company acquired an exclusive license in connection with PatientMed 2000. Terms of the License Agreement include, the issuance to ScreenPhone of 1,000,000 shares of MB Software Corporation common stock and the payment of royalties by MB Software Corporation to ScreenPhone based on the revenues generated by MB Software Corporation.

PatientMed 2000 is a screenphone - an appliance incorporating a telephone, alphanumeric keyboard, modem and touch screen, to provide users with telephone-based Internet access. The standard features of this Internet appliance include one-button-access to email and all Internet functions, dual-line capacity, a built-in Web browser, a user friendly color touch-screen navigation system, speaker phone, caller ID, memory and speed dial, credit card reader, long distance service, tasking capability, calendar options, address features and a printer port. PatientMed 2000 provides users with an expanded array of Internet and telephone services as well as extensive applications and service packages specifically tailored to each segment of the healthcare market.

PatientMed 2000 facilitates a two-way mode of communication and an information delivery system between the physician and the patient. By touching one icon on the screen, the patient is immediately connected to the Internet. Once connected, the patient may "chat" on-line with the physician or access information via a secure email address provided to each patient. In a real-time communication dynamic, clinical data may be transmitted and assessments and interventions made without the necessity of a patient office visit. Similarly, the patient may access the clinic email address to schedule appointments, obtain certain lab results, order clinic nutritional products and obtain medical information and services directly related to the Company clinics.

Significantly, PatientMed 2000 affords the clinic heretofore-unavailable direct access to insurance companies. The clinic may use PatientMed 2000 to access and provide insurance information in two-way real-time communications with participating online insurance companies. This insurance function, together with other administrative features, should facilitate workflow automation, increase productivity and improve cash flow.

There is a three-fold market for the PatientMed 2000. The prototypes for the PatientMed 2000 will be utilized in all operational venues in the Company's clinics. This will afford the Company the substantial benefit of evaluating and further enhancing PatientMed 2000 in its intended environment. The second market for the PatientMed 2000 includes medical clinics and ancillary healthcare facilities throughout North America. Patient and other individual and entity users comprise the third market.

The growth potential in the second and third markets appears to be substantial. According to IDC, a division of International Data Group, in their report The Worldwide Information Appliance Market 1999-2004, the author projects that worldwide Internet appliance shipments will grow from 11 million units in 1999 to over 89 million units in 2004. According to an analyst for IDC's Consumer Devices research program:

         Current online users want access to services in more locations and situations, while many other consumers desire Internet access without the inherent complexities of PC's. It is clear the PC will not be the only enabling device as both groups find information appliances a solution that can improve their lifestyle and work style.

IDC predicts that US unit shipments of lower-cost, transportable consumer information appliances will outnumber those of consumer PC's by 2002.

Concerning the costs for Internet appliances, the IDC anticipates that while the costs for Internet appliances are expected to begin to drop significantly as the market matures, the worldwide value of Internet appliance shipments will grow from $2.4 billion in 1999 to more than $17.8 billion in 2004.

Company Focus

The Company's four-point approach incorporates development and implementation of a comprehensive pain management and prevention program. The Company's premise for this goal is providing superior pain management care to its patients through utilization of standardized "best practice outcomes" or clinical pathways established throughout the Company and consistent with accepted standards of medical practice. This will include a complementary nutritional products line. Currently, a significant number of individuals in the United States are concerned with injury prevention. A substantial number of patients include baby boomers, a unique group of individuals with the resources and need for a comprehensive pain management and prevention program of the type envisioned by the Company. There is also a robust consumer market in the United States for fitness-related services including those attendant to injury prevention and nutritional supplements.

The nexus of the four points focuses on increasing the number of clinics in which the Company has a qualitative as well as financial interest. To expand the Company's clinic base, the Company intends to utilize innovative partnering arrangements. The Company will only partner with professionals that share the Company's vision of providing superior service and experience to patients. This will include medical doctors, osteopaths and chiropractors. The Company may also consider acquisition of existing clinics and the controlled development of new practices in selected cities.

The final strategy point forms the Company's economic cornerstone. The Company will develop strategic partnerships with insurers in which the Company-managed clinicians will be granted clinical and financial responsibility for total episodic care. The Company currently has structured an alliance with United Healthcare, a major healthcare force in markets wherein the Company clinics transact business. As a product of the alliance, the Company acquired one of the few Pre-Approved Pain Management care contract in the United States. For episodes such as low-risk, spinal-related injury, the Company clinicians will receive global payments covering not only professional services, but also facility and ancillary care. This arrangement will enable clinicians to share in the healthcare and economic value created by improving care across the entire spectrum of services.

With this four-point strategy, the Company will continue to build a nationwide organization providing superior healthcare services for its customers as well as economic value for its shareholders.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits - All exhibits are  incorporated  by reference  from prior filings with
--------   the Commission.

Financial  Statements  - See Item 1 for  financial  statements  filed  with this
---------------------     report.

Reports on Form 8-K  - Filed 8-K on August 2, 2000
-------------------


--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION



Date: August 14, 1999                    /s/ Scott A. Haire
                                         ----------------------
                                         Scott A. Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)