Form 10QSB
period 2000-09-30
MB SOFTWARE CORP
filed 2000-11-16
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                                            ------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                             MB SOFTWARE CORPORATION

            Colorado                                          59-2220004
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

                     Yes   [ X ]               No   [   ]


As of October 31, 2000, 69,200,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                     Yes   [   ]               No   [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                        Quarter Ended September 30, 2000

                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

       Item 1  -  Financial Statements

         Consolidated Balance Sheet
         September 30, 2000 (Unaudited) and December 31, 1999 (Audited)   F1-F2

         Consolidated Statements of Operations  -
         for the Three and  Nine Months ended September 30, 2000
         (Unaudited)                                                       F-3

         Consolidated Statements of Cash Flows
         for the Nine Months ended September 30, 2000 (Unaudited)          F-4

         Notes to Consolidated Statements                                  F-5

       Item 2  -  Management's Discussion
       and Analysis of Financial Condition and
       Results of Operations                                               3-4

PART II - OTHER  INFORMATION

       Item 5  -  Other Information                                       4-5-6


       Item 6  -  Exhibits, Financial Statement Schedules
       and Reports on Form 8-K                                              6

SIGNATURES                                                                  6



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                          September 30,  December 31,
                                                               2000          1999
                                                          -------------  ------------
                                                           (Unaudited)     (Audited)
   Cash                                                     $     --      $   26,078

   Medical receivables, net allowance
         for doubtful accounts and contactual
         allowances of $972,689 and $822,692 in 2000 and
        1999, respectively                                     589,359       713,625
   Notes receivable                                            275,245       177,721
   Prepaid expenses                                             19,067         4,131
                                                            ----------    ----------

           Total current assets                                883,671       921,555
                                                            ----------    ----------


PROPERTY AND EQUIPMENT, NET                                    132,515       178,525
                                                            ----------    ----------

   Note receivable - shareholder                               350,000       350,000
                                                            ----------    ----------

           Total assets                                     $1,366,186    $1,450,080
                                                            ==========    ==========





                                       F1



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------
                                                                          September 30,   December 31,
                                                                               2000           1999
                                                                           -----------    -----------
                                                                           (Unaudited)     (Audited)
CURRENT LIABILITIES
       Cash Overdraft                                                      $    35,356    $      --
       Current maturities of notes payable                                   1,519,714      1,057,925
       Current maturities of capital leases                                      1,434         17,434
       Accounts payable                                                        303,547        402,410
       Accrued liabilities                                                     359,387        346,639
      Other liabilities                                                         20,811           --
                                                                           -----------    -----------

                    Total current liabilities                                2,240,249      1,824,408

LONG TERM DEBT
       Capital leases                                                            1,662          3,050
                                                                           -----------    -----------

             Total long term liabilities                                         1,662          3,050
                                                                           -----------    -----------

            TOTAL LIABILITIES                                                2,241,911      1,827,458

SHAREHOLDERS' DEFICIT
     Series A senior cumulative convertible particpating preferred stock; $10 par value; 340,000 shares issued and outstanding
          in 2000 and 1999; dividends in arrears 2000 $640,644, and          3,400,000      3,400,000
         1999, $385,644
     Undesignated preferred stock; $10 par value; 660,000 shares
       authorized; none issued                                                    --             --
       Common stock .001 par value;150,000,000 shares
          authorized; 69,200,000 shares issued in 2000 and 1999                 69,200         69,200
       Additional paid-in capital                                            1,182,382      1,103,005
       Accumulated deficit                                                  (5,515,268)    (4,937,544)
       Treasury stock, at cost; 408,029 shares                                 (12,039)       (12,039)
                                                                           -----------    -----------

                    Total shareholders' deficit                               (875,725)      (377,378)
                                                                           -----------    -----------

                                                                           $ 1,366,186    $ 1,450,080
                                                                           ===========    ===========


                                       F2



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                                  Three Months Ended                      Nine Months Ended
                                                       --------------------------------------  -------------------------------------
                                                       September 30, 2000  September 30, 1999  September 30, 2000  September 30,1999
                                                       ------------------  ------------------  ------------------  -----------------
REVENUES
  Medical income - net of contractual
   Adjustments of $356,090 and $17,474 and $1,083,712
   and $745,369 in 2000 and 1999, respectively             $   523,502         $   528,906         $ 1,628,573           1,626,561
  Service fees                                                   2,484                --                 2,743                --
                                                           -----------         -----------         -----------         -----------

          Total revenues                                       525,986             528,906           1,631,316           1,626,561

COST OF REVENUES
  Cost of medical services                                     398,244             304,993           1,193,118             947,376
                                                           -----------         -----------         -----------         -----------

          Total cost of revenues                               398,244             304,993           1,193,118             947,376
                                                           -----------         -----------         -----------         -----------

GROSS PROFIT                                                   127,742             223,913             438,198             679,185

OPERATING EXPENSES
  Selling, general & administrative                            302,680             426,210             902,331           1,250,687
  Depreciation and amortization                                 13,553              19,576              42,178              57,179
                                                           -----------         -----------         -----------         -----------

          Total operating expenses                             316,233             445,786             944,509           1,307,866
                                                           -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                          (188,491)           (221,873)           (506,311)           (628,681)

OTHER INCOME (EXPENSE)
       Interest income and other                                 9,676              (5,987)             28,964                --
       Interest Expense                                        (39,227)             58,261             (99,476)               --
       Franchise Tax                                              (900)               --                  (900)
                                                           -----------         -----------         -----------         -----------
          Total other income (expense)                         (30,451)             52,274             (71,412)               --
                                                           -----------         -----------         -----------         -----------

LOSS FROM CONTINUING OPERATIONS                               (218,942)           (169,599)           (577,723)           (628,681)

DISCONTINUTED OPERATIONS
 Income (loss) from operations of discontinued subsidiary         --               108,249                --               115,600
                                                           -----------         -----------         -----------         -----------

          NET LOSS                                         $  (218,942)        $   (61,350)        $  (577,723)        $  (513,081)
                                                           ===========         ===========         ===========         ===========

Loss from continuing operations                            $  (218,942)        $  (169,599)        $  (577,723)        $  (628,681)

Plus: Cumulative preferred stock dividends                     (85,000)            (85,000)           (255,000)           (255,000)
                                                           -----------         -----------         -----------         -----------

          Loss available to common shareholders            $  (303,942)        $  (254,599)        $  (832,723)        $  (883,681)
                                                           ===========         ===========         ===========         ===========

BASIC AND DILUTED EARNINGS (L0SS) PER SHARE
  Continuing Operations                                    $     (0.00)        $     (0.01)        $     (0.01)        $     (0.01)
  Discontinued Operations                                         --                  0.00                --                  0.00

  Weighted-average common shares outstanding                69,200,000          69,100,000          69,200,000          69,100,000


                                       F3



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   NINE MONTHS          NINE MONTHS
                                                                      ENDED                ENDED
                                                               September 30, 2000   September 30, 1999
                                                               ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Loss from continuing operations                             $  (577,723)         $  (628,681)
       Adjustments to reconcile  loss from continuing
        operations to cash used in operating activities:
                    Depreciation                                        42,178               57,179
                    Change in allowance for doubtfull accounts            --             (1,248,968)
                    Changes in assets and liabilities:
                          Accounts receivable                         (124,266)           1,346,507
                          Prepaid expenses                              14,936               (5,257)
                          Accounts payable                             (98,862)              (9,463)
                          Accrued liabilities                          112,937              (67,245)
                                                                   -----------          -----------

Net cash used in continuing operations                                (630,800)            (555,928)

Net cash provided by (used in)  discontinued operations                 79,859             (115,600)
                                                                   -----------          -----------

Net cash used in operating activities                                 (550,941)            (671,528)
                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                 --                (13,514)
      Issuance of preferred stock dividends                               --                300,644
      Proceeds from sale of business segment                              --                550,052
      Payments on notes receivable                                     (44,894)                --
      Issuance of notes receivable                                      90,000             (228,037)
                                                                   -----------          -----------

Net cash provided by  investing activities                              45,106              609,145

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital leases                                        (17,388)             (70,677)
     Payments on notes payable                                          (2,010)            (183,926)
     Proceeds from new borrowings                                      364,799              180,439
     Proceeds from notes payable related parties                        99,000               10,000
     Bank overdraft                                                     35,356                 --
                                                                   -----------          -----------

Net cash provided by (used in) financing activities                    479,757              (64,164)
                                                                   -----------          -----------

NET DECREASE IN CASH                                                   (26,078)            (126,547)

 Cash at beginning of period                                            26,078              203,977
                                                                   -----------          -----------

  Cash at end of period                                            $      --            $    77,430
                                                                   ===========          ===========

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest to rela$ed party          --            $    24,225
       Cash paid during the period for interest to others               41,673               49,427
                                                                   -----------          -----------

                                                                   $    41,673          $    73,652
                                                                   ===========          ===========


                                       F4

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 1999. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 3:  RELATED PARTIES

Included in notes payable is related party payables of $220,000 and $889,000 for 2000 and 1999, respectively.

NOTE 4:  SALE OF CLINIC

Effective September 1, 2000, the Company sold its South Florida Medical Center Clinic to a company wholly owned by two shareholders of the Company. The sale was accomplished by an assumption of net liabilities by the related company of approximately $79,000. The net affect of the transaction was recorded as a contribution to capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

During the third quarter of 2000, MB Software Corporation (the "Company") continued operations of its Florida health care clinics and pursued development of online financial services for health care providers.

The health care division of the Company continued to focus on Company-owned physician practices in Florida. Florida law permits the corporate management practice of medicine of the type engaged in by the Company. The Company owns three clinics, each located in Florida.

The following summarizes the results of operations for the three-month and the nine-month period ended September 30, 2000 and 1999.

Three Months Ended  September 30, 2000 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 1999
--------

Revenue less contractual adjustments resulting from medical activities decreased 0.01% from $528,906 for the three-month period ended September 30, 1999 to $525,986 for the three-months ended September 30, 2000.

The cost of medical revenues increased 30.57% to $ 398,244 for the three months ended September 30, 2000, compared to $304,993 for the three months ended September 30, 1999. The Company is currently reviewing operational guidelines as part of an overall strategy to reduce costs.

The Company's gross profit for the third quarter decreased 75.28% to $127,742 for the third quarter ended September 30, 2000 from $ 223,913 for the third quarter ending September 1999. The Company is of the belief that the operational costs of the healthcare clinic in South Florida were prohibitive in relations to the profits generated thereby resulting in decreased gross profits. It is anticipated that the closure of the South Florida clinic will result in an increase in gross profits

The Company's selling, general and administrative expenses decreased 40.81% to $302,680 for the three months ended September 30, 2000 as compared to $426,210 for the third quarter ending September 30, 1999. These reductions contributed to the decreased expenses.

The net loss on operations decreased 17.71% to $188,491 for the three-month period ended September 30, 2000 as compared to a loss of $221,873 for the three months ended September 30, 1999. The reduction in the net loss is partially attributable to increased operational efficiency.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999
----

The gross medical revenues increased 14.35% to $2,712,285 for the nine-month period ended September 30, 2000, compared to $2,371,930 for the nine-month period ended September 30, 1999. This minimal increase is partially attributable to an increase in patient volume.

The cost of medical revenue increased 25.93% to $1,193,118 for the nine-month period ended September 30, 2000, as compared to $947,376 for the nine-month period ended September 30, 1999. The increased is due to costs attendant to the operations of South Florida Medical Center. This healthcare clinic was closed effective August 31, 2000.

 .
Gross profit  decreased  54.96% to $679,185  for the  nine-month  period  ending
September 30, 1999 as compared to $438,198 for the nine- months period ending September 30, 2000. This reduction in gross profits reflects the significant cost associated with South Florida Medical Center. This clinic was closed August 31 2000.

The Company's selling, general and administrative expenses decreased 38.60% to $902,331 for the third quarter ending September 30, 2000 as compared to $1,250,687 for the third quarter ending September 30, 1999. The savings of $348,356 represents the reductions in administrative expenses and the closing of the South Florida Medical Center. As such, this expense category is anticipated to remain at a reduced level.

Net operating loss decreased 24.17% to $506,311 for the nine-month period ended September 30, 2000, as compared to $628,681 for the nine-month period ended September 30, 1999. This reduction in loss reflects other reduced amounts for the nine-month period ending September 30, 2000. These amounts include the reduced cost of medical revenue; reduced amount of selling, general and administrative expenses; and the reduction in depreciation and amortization.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $26,078 of cash during the nine-months ended September 30, 2000 compared to a use of cash of $126,547 for the nine-months ended September 30, 1999.

As of September 30, 2000, the Company had a working capital deficit of $1,356,578, compared to the September 30, 1999 working capital of $287,827. At September 30, 2000, the Company had a cash overdraft of $35,356.

PART II  - OTHER INFORMATION

Item 5.  Other Information.

The strategy of the Company continues to be to create a national physical medicine network by utilizing a four-point approach consisting of:

o Development and implementation of a comprehensive pain management and prevention program including nutritional supplements;
o increasing the number of clinics in which the Company has an interest, either through the means of acquisition, ground-floor development, or innovative partnering arrangements;
o        contracting with insurers for "total episode responsibility," and
o the incorporation of leading-edge information technology within the healthcare sector.

INFORMATION TECHNOLOGY

Medical information technology is the cornerstone of the Company's strategy to increase revenue. The Company's information technology incorporates three independent yet complementary facets: An Internet-based comprehensive healthcare system operated on the Healthcare Innovations, LLC ISP; PatientMed 2000, a leading-edge Internet appliance that will feature physician websites and on-line marketing of various vitamin and mineral supplements, and a Microsoft Windows(R) based Practice Management Software System.

PatientMed 2000

Effective   July  20,  2000,   the  Company   entered  into  an  agreement  with
Screen.Phone.net Inc. whereby the Company acquired an exclusive license in connection with PatientMed 2000_. PatientMed 2000_ is a ScreenPhone - an appliance incorporating a telephone, alphanumeric keyboard, modem and touch screen, to provide users with telephone-based Internet access.

PatientMed 2000 provides users with an expanded array of Internet and telephone services as well as extensive applications and service packages specifically tailored to each segment of the healthcare market. PatientMed 2000_ facilitates and features an improved two-way mode of communication and an information delivery system between the physician and patient. By touching one icon on the screen, the patient is immediately connected to the Internet. Once connected, the patient may "chat" on-line with the physician or access information via a secure e-mail address provided to each patient. In a real-time communication dynamic, clinical data may be transmitted and assessments and interventions made without the necessity of a patient office visit. Similarly, the patient may access the clinic e-mail address to schedule appointments, obtain certain lab results, order clinic nutritional products and obtain medical information and services directly related to the Company clinics.

Significantly, PatientMed 2000 affords the clinic direct access to insurance companies. The clinic may use PatientMed 2000 to access and provide insurance information in two-way real-time communications with participating on-line insurance companies.

There is a three-fold market for the PatientMed 2000. Prototypes for the PatientMed 2000 will be utilized in all operational venues in the Company's clinics. This will afford the Company the substantial benefit of evaluating and further enhancing PatientMed 2000 in its intended environment. The second market for the PatientMed 2000 includes medical clinics and ancillary healthcare facilities throughout North America. The third market arena is comprised of patient and other individual and entity users. There are a substantial number of individuals in the U.S. that are informed consumers concerning injury prevention and nutritional benefits. Many are baby-boomers, a unique group of individuals with the resources and needs tailored to the Company's specific venues. There is also a robust consumer market in the United States for fitness-related services including those attendant to injury prevention and nutritional supplements.

The growth potential in the second and third markets appears to be substantial. According to IDC, a division of International Data Group, in their report The Worldwide Information Appliance Market 1999-2004, the author projects that worldwide Internet appliance shipments will grow from 11 million units in 1999 to over 89 million units in 2004. IDC predicts that U.S. unit shipments of lower-cost, transportable consumer information appliances will outnumber those of consumer PC's by 2002. The IDC anticipates that while the costs for Internet appliances are expected to begin to drop significantly as the market matures, the worldwide value of Internet appliance shipments will grow from $2.4 billion in 1999 to more than $17 billion in 2004.

The Healthcare Innovations, LLC ISP

Clinics acquiring the PatientMed 2000 may also acquire a personalized, custom web site to be housed on the ISP to be provided by Healthcare Innovations, LLC. The ISP will host a unique, new and exclusive medical domain. From the domain the clinic will be able to refer patients to the personalized physician web site. Each such web site will contain a comprehensive marketing unit to facilitate the purchase of vitamins and selected herbs promulgated by the Company.

Windows-based(R) Practice Management Software System

The Company will have a software system available to work in conjunction with PatientMed 2000. Once complete, the software will have the following capabilities: Complete practice management, including billing and collections; flexible appointment scheduling; extensive claims tracking capability; selective patient demographic reporting; simple to use interface; seamless integrated electronic claims/statements; fully customized superbills; state of the art Internet connectivity; and unlimited fee schedule maintenance.

PAIN MANAGEMENT

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

CLINIC GROWTH

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

TOTAL EPISODIC CARE

The Company has developed strategic partnerships with insurers in which the Company-managed clinicians will have clinical and financial responsibility for total episodic care. The Company currently has structured an alliance with United Healthcare and Humana, major healthcare forces in markets wherein the Company clinics transact business. As a product of the alliance, the Company acquired one of the few Pre-Approved Pain Management care contracts in the United States. For episodes such as low-risk, spinal -related injury, the Company clinicians will receive global payments covering not only professional services, but also facility and ancillary care. This arrangement will enable clinicians to share in the healthcare and economic value created by improving care across the entire spectrum of services.

With this four-point strategy, the Company will continue to build a nationwide organization to provide superior healthcare services for patients as well as economic value for its shareholders.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits  -  10.1
--------

             10.2  Financial  Statements - See Item 1 for  financial  statements filed with this report.

Reports on Form 8-K  - None
-------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION

Date: 16th November, 2000                 /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)