Form 10KSB
period 2000-12-31
MB SOFTWARE CORP
filed 2001-03-30
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
                   For the fiscal year ended December 31, 2000
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ____________

                        Commission File Number 000-11808

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

Issuer's revenues for its most recent fiscal year:  $2,304,731.
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $2,038,401.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 [X] Yes [ ] No

As of December 31, 2000, 70,300,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                 [ ] Yes [X] No

                             MB SOFTWARE CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 2000

                                                                     Page of
                                                                     Form 10 KSB
                                                                     -----------
 ITEM 1.  BUSINESS  ...........................................................3

 ITEM 2.  PROPERTIES...........................................................5

 ITEM 3.  LEGAL PROCEEDINGS....................................................5

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................5

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS..................................................6

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ...........................................6

 ITEM 7.  FINANCIAL STATEMENTS ................................................8

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.............................................9

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........9

 ITEM 10. EXECUTIVE  COMPENSATION..............................................9

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................10

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................11

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................11

                                     PART 1

Item 1.  Business

         MB Software Corporation (the "Company") was incorporated in 1982. The current focus of the Company is to expand its scope of operations by acquiring and managing additional healthcare facilities and to sell, distribute and utilize PatientMed 2000(TM), an Internet appliance. This focus is a natural progression from past times during which the Company utilized its own software in its clinics and licensed the software to physician practices. Since 1998, the Company has continued to acquire medical clinics, expand the revenue base of existing clinics and divest itself of unprofitable operations, including the software division. The Company is now integrating PatientMed 2000(TM) with its existing clinics and marketing the Internet appliance nationwide to patients and physicians alike.

         Healthcare Business

         The Company's Florida operations, conducted under the N.F.P.M., LLC ("NFPM") subsidiary, are continuing to expand The Company now owns a total of three clinics, all of which are located in Florida. Florida law permits corporations to own medical clinics unlike several other states in which a corporation cannot own a clinic that employs medical doctors. Therefore, the Company continues to focus on the Florida market where the Company has traditionally been successful. The Company believes that growth and expansion of NFPM will likely continue.

         The Company's healthcare acquisition strategy is to target for purchase those clinics that specialize in physical medicine, pain management, physical therapy and rehabilitation, and employ medical doctors, osteopathic doctors, physical therapists and chiropractors. Acquisition targets are usually distressed businesses having a strong medical practice with concurrent difficulties in the areas of cash management (particularly collections) or practice management. The Company believes that its experience in cash management, particularly collecting receivables from providers will enable the Company to operate target acquisitions more efficiently and therefore more profitably.


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

         The cost-containment initiatives have resulted in decreased physician practice profitability while demands for clinical documentation, including cost, quality and utilization data, have increased physicians' administrative duties. Over seven hundred thousand physicians are responsible for filing approximately five billion insurance claims annually to more than two hundred different payors. Payors require utilization of more than forty different claim-forms and communication with more than ten thousand different locations. In response to the reduction in reimbursements, individual physicians and small group practices are consolidating, either by affiliating with physician practice managements or by forming physician networks or independent practice associations. Despite this industry consolidation, numerous physician practice management companies are experiencing significant financial difficulties. These distressed companies form the pool of target acquisitions for the Company. The Company believes that its cash management expertise together with utilization of the Software will enable the Company to operate target acquisitions more efficiently and therefore more profitably. While maintaining and streamlining billing and accounting functions, the Software utilizes an integrated approach to electronic claims filing and electronic statement processing. This feature enables the user of the Software to effectively address the demands of the payors concerning claim forms and communication issues.

         PatientMed 2000 TM

         Effective July 20, 2000, the Company entered into an agreement with Screen.Phone.net Inc. whereby the Company acquired an exclusive license in connection with PatientMed 2000(TM). PatientMed 2000(TM) is a ScreenPhone - an Internet appliance incorporating a telephone, alphanumeric keyboard, modem and touch screen, to provide users with telephone-based Internet access.

         PatientMed 2000(TM) provides users with an expanded array of Internet and telephone services as well as extensive applications and service packages specifically tailored to each segment of the healthcare market. PatientMed 2000(TM) facilitates and features an improved two-way mode of communication and an information delivery system between the physician and patient. By touching one icon on the screen, the patient is immediately connected to the Internet. Once connected, the patient may "chat" on-line with the physician or access information via a secure e-mail address provided to each patient. In a real-time communication dynamic, clinical data may be transmitted and assessments and interventions made without the necessity of a patient office visit. Similarly, the patient may access the clinic e-mail address to schedule appointments, obtain certain lab results, order clinic nutritional products and obtain medical information and services directly related to the Company clinics.

         Significantly, PatientMed 2000(TM) affords the clinic direct access to insurance companies. The clinic may use PatientMed 2000(TM)to access and provide insurance information in two-way real-time communications with participating on-line insurance companies.

         There is a three-fold market for the PatientMed 2000(TM). Prototypes for the PatientMed 2000(TM) will be utilized in all operational venues in the Company's clinics. This will afford the Company the substantial benefit of evaluating and further enhancing PatientMed 2000(TM) in one of its intended environments. The second market for the PatientMed 2000(TM) includes medical clinics and ancillary healthcare facilities throughout North America. The third market is comprised of patient and other individual and entity users.

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

         Employees

         The Company currently employs a total of approximately twenty-five full and part time employees. The Company has no labor union contracts and believes its relationship with its employees is good.


         Healthcare Facilities

         Following is a description of each of the Company's healthcare facilities:

         JACKSONVILLE, FLORIDA: The three clinics located in Jacksonville provide state of the art pain management, physical therapy, and related medical services. The clinics are equipped with physical rehabilitation equipment.

         Combined,  the Florida clinics have one medical doctors, an osteopathic
doctor,  two  physician   assistants,   physical   therapists  and  a  staff  of
approximately twenty-three.


Item 2.  Properties

         All premises occupied by the Company and subsidiaries are leased. The Company's principal executive office is located in Arlington, Texas at 2225 E. Randol Mill Road, Suite 305, Arlington, TX 76011. NFPM is located at 9143 Philips Highway, Suite 495, Jacksonville, Florida, with a second location at 1950 Miller Street, Orange Park, Florida, a third location at 233 N. 10th Street, Jacksonville Beach, Florida.

Item 3.  Legal Proceedings

         NFPM entered into a settlement agreement dated October 21, 1999 to resolve litigation filed in 1997 by an equipment leasing/finance company. While the parties have entered into a settlement agreement, this matter is still pending.

         The Company and NFPM settled their claim  against Danka Office  Imaging
Co.  d/b/a  Danka,   Danka  Financial  Services  and  American  Business  Credit
Corporation. The lawsuit was settled.

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

         For the year 2000, the Company did not conduct an annual shareholder's meeting.

                                     PART II

Item 5.  Market  for  the  Registrant's   Common  Equity  and  Related
         Stockholder Matters

         The Company's common stock is traded under the symbol "MBSC" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:

                                                        BID PRICE
BY QUARTER ENDED:                               HIGH                 LOW
----------------                                ----                 ---
Year Ended 12/31/00
March, 2000                                   $  .37               $ .12
June, 2000                                       .20                 .10
September, 2000                                  .25                 .15
December, 2000                                   .25                 .15




Year Ended 12/31/99

March, 1999                                   $ .08                $ .07
June, 1999                                      .14                  .14
September, 1999                                 .07                  .06
December, 1999                                  .02                  .02

The Company had approximately 7,582 holders of record of its common stock as of December 31, 2000. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a listing of the Company and its operating and discontinued subsidiaries as of December 31, 2000:

                                    Operating at                    Discontinued
                                 -----------------------------------------------
Name of Company/Subsidiary            Location       December 31, 2000   in 2000
--------------------------       -----------------   -----------------   -------

MB Software Corporation (Parent)  Arlington, TX             Yes             No

Healthcare Innovations, LLC       Arlington, TX             Yes             No

N.F.P.M., LLC                     Jacksonville, FL          Yes             No

MB Practice Solutions, Inc.       Arlington, TX             Yes             No


         The Company has elected to devote its resources to the healthcare division of the Company and the development of PatientMed 2000(TM). In furtherance of this decision, the Company focused primarily on operations of its existing healthcare businesses and sale of the Internet appliances.

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

         The Company's healthcare businesses consist of three clinics in and around Jacksonville, Florida. The Florida clinics account for 100% percent of gross medical revenues.

The following summarizes the results of operations for the twelve months ended December 31, 2000 and December 31, 1999:


                                                   -----------------------------
Medical Activities:                                    2000             1999
                                                   -----------------------------
     Gross Revenue                                 $ 3,628,238      $ 3,431,817
     Contractual Allowance                           1,338,059        1,327,170
                                                   -----------      -----------
               Net Revenues                          2,290,179        2,104,647

     Cost of Revenue                                 1,512,986        1,422,464
                                                   -----------      -----------
               Gross Profit                        $   777,283      $   682,183

     Service Fees and Broker Income                       --            105,278
     Other                                              14,552           40,586
                                                   -----------      -----------
               Gross Profit                             14,552          145,864

Operating Expenses:
     Selling, General and Administrative             1,747,728        1,600,827
     Depreciation and Amortization                      57,995           65,411
     Interest Expenses and other (Income)
     and Expenses                                       87,641          142,169
                                                   -----------      -----------


     Loss before benefit income tax                 (1,101,619)        (980,360)
     Benefit for income tax                               --           (495,701)
     Loss from Continuing Operations               $(1,101,619)     $  (484,859)
                                                   ===========      ===========



         Gross medical revenues increased 5.7% to $3,628,238 for the twelve months ended December 31, 2000, as compared to $3,431,817 for the twelve months ended December 31, 1999. This increase is due to expanded services added to the clinics in Florida.

         The contractual allowance as a percentage of gross medical revenue was 37% and 39% for the twelve months ending December 31, 2000 and 1999, respectively. The contractual allowance includes write-offs for insurance adjustments and uncollectible receivables. The consistency in the percentages from 1998 to 2000 reflects the success of the Company's receivables plan that includes systematic collection efforts in conjunction with writing off balances where necessary.

         The Company experienced an increase in gross profit from medical activities of 14% to $777,193 for the twelve months ended December 31, 2000 as compared to a gross profit of $682,183 for the twelve months ended December 31, 1999. This increase of $95,010 is due to utilizing our staff more efficiently and reduced cost resulting from staff reductions.

         The selling, general and administrative expenses increased 9% to $1,747,728 for the twelve months ended December 31, 2000 as compared to $1,600,827 for the twelve months ended December 31, 1999. The increase of $146,901 in general and administrative expenses is due to general overhead expenses such as increases in the annual real property lease agreements of the clinics and other increases including utilities.

         The net loss from continuing operations increased 27% to $1,101,619 for the twelve month period ended December 31,2000, as compared to $484,859 for the twelve months ended December 31, 1999

Liquidity and Capital Resources

         The Company's operations used cash of $569,359 during the twelve months ended December 31, 2000 and $627,856 during the twelve months ended December 31, 1999. In 2000, the net cash amount provided by financing activities was $588,241.

         At December 31, 2000 and December 31, 1999, the Company had working capital deficits of ($1,935,063) and ($902,852), respectively. At December 31, 2000, the Company had cash deposits of $29,910.

         The Independent Auditor's Report for the year ending December 31, 2000 ("Report"), states that the uncertainty of certain conditions raise substantial doubt about the ability of the Company to continue as a going concern. In raising the going concern issue, the Report cites past losses, the working capital deficit and whether the Company will be able to achieve profitable operations. The Company is of the position that it will generate resources sufficient to fund all costs associated with the development sales, and distribution of PatientMed2000(TM) the Internet appliance. It is anticipated that a consistent revenue stream will be in place during calendar year 2001.

         In the twelve months ended December 31, 2000, the Company did not make any capital equipment purchases. The Company does not anticipate any major equipment purchases for the twelve months of 2001.

         The Company did not have an annual stockholder' meeting for 2000. However, on October 20, 2000, the board of directors held the annual meeting.

Item 7.  Financial Statements

         Filed as exhibits hereto are the following statements of the Company and its subsidiaries:

                                                                           Page
                                                                           ----
         Report of Independent Certified Public Accounts
              Weaver and Tidwell, L. L. P.                                 F-2

         Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and 1999      F-4

         Consolidated Statements of Operations for the years ended
         December 31, 2000 and 1999                                        F-5

         Consolidated Statements of Changes in Shareholders' Deficit
         for the years ended December 31, 2000 and 1999                    F-8

         Consolidated Statements of Cash Flows for the
         years ended December 31, 2000 and 1999                            F-9

         Notes to Consolidated Financial Statements                        F-11

Item 8.  None

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the directors and executive officers of the Company:
                                                                     Year First
Name                       Age           Position                     Elected
----                       ---           --------                     --------

Scott A. Haire             36         President, Director                1993

Gilbert A. Valdez          57         Chief Operating Officer            1996

Araldo A. Cossutta         76         Director                           1994

Steven W. Evans            50         Director                           1994

Robert E. Gross            56         Director                           1994

Thomas J. Kirchhoffer      60         Director                           1994

Lucy J. Singleton          63         Secretary                          1995

         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire Chairman, President and Director. Mr. Haire is Chief Executive Officer of MB Software Corporation and has been with the Company since 1992. Mr. Haire is additionally the chairman of the board of MedEway.com Inc.

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

Robert E. Gross Director. Mr. Gross is president of R. E. Gross & Associates, which provides consulting, and system projects for clients in the multi-location service, banking and healthcare industries. Mr. Gross is president of MedEway.com Inc.

Thomas J. Kirchhoffer Director. Mr. Kirchhoffer is president of Synergy Wellness Centers of Georgia, Inc., and a past president of the Georgia Chiropractic Association.

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


                                                Long Term Compensation
Name and                                        ----------------------
Principal       Annual Compensation             Restricted Options        All
Position        -------------------             Stock       /SARS        Other
                Year      Salary($) Bonus Other Awards     # shares(2)  Comp.($)
                ----      --------- ----- ----- ---------- -----------  --------

Scott A. Haire  2000       120,000   -0-   -0-      -0-         -0-        -0-
President       1999       140,500   -0-   -0-      -0-         -0-        -0-
                1998       141,000   -0-   -0-      -0-         -0-        -0-

--------------------------------------------------------------------------------


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2000, regarding the beneficial ownership of capital stock of the Company by: (i) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

                                  Amount and Nature
Name of Beneficial                  of Beneficial             Percent
Owner of Group(1)                     Ownership              of Class
-----------------                 -----------------          --------
Scott A. Haire                        26,921,297               42.0%

Araldo A. Cossutta                     2,982,025                4.0%

Steven W. Evans                        1,500,000                2.0%

Gilbert Valdez                           900,000                 *

Thomas J. Kirchhoffer                    150,000                 *

R-M-S Investments, LTD.               11,000,000               16.0%

Cazenove                               7,500,000               10.0%

All Directors and Executive
Officers as a group                   41,303,332               60.8%
(six in number)

----------

*        Less than 1%.

(1) The address for each person or entity listed above is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.
(2) Consists of 900,000 shares subject to options that are presently exercisable by Mr. Valdez.
(3) Consists of 150,000 shares subject to options that are presently exercisable by Mr. Kirchhoffer.

Item 12. Certain Relationships and Related Transactions

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

                                      MB SOFTWARE CORPORATION

                                      By:  /s/ Scott A. Haire
                                          -------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)

Date: March 30,2001

                             MB SOFTWARE CORPORATION

                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                DECEMBER 31, 2000

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT................................................F-2


FINANCIAL STATEMENTS

     Consolidated Balance Sheets............................................F-3

     Consolidated Statements of Operations..................................F-5

     Consolidated Statements of
         Changes in Shareholders' Deficit...................................F-7

     Consolidated Statements of Cash Flows..................................F-8

     Notes to Consolidated Financial Statements....... .....................F-10

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
MB Software Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of MB Software Corporation (a Colorado corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 16, 2001

3592

                             MB SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                     2000             1999
                                                -------------    -------------
                               ASSETS

CURRENT ASSETS
     Cash                                           $ 29,910         $ 26,078
     Medical receivables, net of allowance
        for doubtful accounts and contractual
        allowances of $1,118,630 and $822,692
        in 2000 and 1999, respectively               525,265          713,625
     Note receivable                                    -             177,721
     Prepaid expenses and other                       25,049            4,131
                                                -------------    -------------

           Total current assets                      580,224          921,555

PROPERTY AND EQUIPMENT, NET                          116,127          178,525

OTHER ASSETS
     Note receivable - shareholder                   350,000          350,000
     Employee advances                                90,000             -
                                                -------------    -------------

TOTAL ASSETS                                     $ 1,136,351      $ 1,450,080
                                                =============    =============

The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-3



                             MB SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                             2000            1999
                                                        ------------    -----------

   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable                                       $ 1,658,870    $ 1,057,925
     Current maturities of capital leases                      1,494         17,434
     Accounts payable                                        354,803        402,409
     Accrued liabilities                                     500,120        346,639
                                                         -----------    -----------

           Total current liabilities                       2,515,287      1,824,407


LONG-TERM DEBT
     Capital leases                                             --            3,050
                                                         -----------    -----------

           Total liabilities                               2,515,287      1,827,457

SHAREHOLDERS' DEFICIT
     Series A senior cumulative convertible
       participating  preferred stock; $10 par  value;
       340,000    shares  issued and  outstanding  in
       2000 and 1999;  dividends in arrears
       2000 $725,644, 1999 $385,644                        3,400,000      3,400,000
     Undesignated preferred stock; $10 par value;
       660,000 shares authorized; none issued                   --             --
     Common stock;  $.001 par value; 150,000,000
       shares authorized; 70,300,000 and 69,200,000
       shares issued in 2000 and 1999, respectively           70,300         69,200
     Additional paid-in capital                            1,434,431      1,103,005
     Accumulated deficit                                  (6,039,162)    (4,937,543)
     Deferred license and consulting cost, net              (232,466)          --
                                                         -----------    -----------

                                                          (1,366,897)      (365,338)
     Treasury stock, at cost; 408,029 shares                 (12,039)       (12,039)
                                                         -----------    -----------

           Total shareholders' deficit                    (1,378,936)      (377,377)
                                                         -----------    -----------

TOTAL LIABILITIES AND
     SHAREHOLDERS' DEFICIT                               $ 1,136,351    $ 1,450,080
                                                         ===========    ===========

The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-4

                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000           1999
                                                  -----------    -----------
REVENUES
     Medical fees - net of contractual adjustments
        of $1,338,059 and $1,327,170,
        in 2000 and 1999, respectively            $ 2,290,179    $ 2,104,647
     Service fees and broker income                      --          105,278
     Other                                             14,552         40,586
                                                  -----------    -----------

           Total revenues                           2,304,731      2,250,511

COST OF REVENUES
     Cost of medical clinic fees                    1,512,986      1,422,464
                                                  -----------    -----------

           Gross profit                               791,745        828,047
                                                  -----------    -----------

OPERATING EXPENSES
     Selling, general & administrative              1,747,728      1,600,827
     Depreciation and amortization                     57,995         65,411
                                                  -----------    -----------

           Total operating expenses                 1,805,723      1,666,238
                                                  -----------    -----------

           Loss from operations                    (1,013,978)      (838,191)

OTHER INCOME (EXPENSE)
     Loss on sale of assets                              --           (5,171)
     Interest expense                                (131,998)      (143,984)
     Interest income                                   44,357          6,986
                                                  -----------    -----------

           Total other income (expense)               (87,641)      (142,169)

           Loss before benefit for income taxes    (1,101,619)      (980,360)

BENEFIT FOR INCOME TAXES                                 --         (495,701)
                                                  -----------    -----------

           Loss from continuing operations         (1,101,619)      (484,659)



The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-5

                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (continued)

                                                     2000            1999
                                                ------------    ------------

DISCONTINUED OPERATIONS
        Income from operations, net of tax
           effect 1999 of $30,694                       --            59,581
        Gain on disposal, net of tax
           effect 1999 of $465,007                      --           902,662
                                                ------------    ------------

                                                        --           962,243
                                                ------------    ------------

        Net income (loss)                       ($ 1,101,619)   $    477,584
                                                ============    ============


Loss from continuing operations                 ($ 1,101,619)   ($   484,659)

Plus cumulative preferred stock dividends           (340,000)       (340,000)
                                                ------------    ------------

        Loss available to common shareholders   ($ 1,441,619)   ($   824,659)
                                                ============    ============

BASIC AND DILUTED EARNINGS
      (LOSS) PER SHARE
        Continuing operations                   ($      0.02)   ($      0.01)
        Discontinued operations                         --              0.01
                                                ------------    ------------

                                                ($      0.02)   ($      0.00)
                                                ============    ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           69,275,833      69,116,667
                                                ============    ============


The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-6



                             MB SOFTWARE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                         Series A
                                     Preferred Stock               Common Stock          Additional
                                -------------------------   -------------------------     Paid-in     Accumulated      Deferred
                                   Shares        Amount        Shares        Amount       Capital       Deficit        Service
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE,
    DECEMBER 31, 1998               340,000   $ 3,400,000    69,100,000   $    69,100   $ 1,101,105   ($5,415,127)   $      --
      Common stock issued              --            --         100,000           100         1,900          --             --
      Net income                       --            --            --            --            --         477,584           --
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE,
    DECEMBER 31, 1999               340,000     3,400,000    69,200,000        69,200     1,103,005    (4,937,543)          --
      Stock issued for
        license and con-
        sulting agreement              --            --       1,100,000         1,100       252,050          --         (253,150)
      Realization of deferred
        license and
        consulting cost                --            --            --            --            --            --           20,684
      Capital contribution
        from sale of
        subsidiary                     --            --            --            --          79,376          --             --
      Net loss                         --            --            --            --            --      (1,101,619)          --
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE,
    DECEMBER 31, 2000               340,000   $ 3,400,000    70,300,000   $    70,300   $ 1,434,431   ($6,039,162)   ($  232,466)
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                  Treasury
                                   Stock
                                -----------

BALANCE,
    DECEMBER 31, 1998           ($   12,039)
      Common stock issued              --
      Net income                       --
                                -----------

BALANCE,
    DECEMBER 31, 1999               (12,039)
      Stock issued for
        license and con-
        sulting agreement              --
      Realization of deferred
        license and
        consulting cost
      Capital contribution
        from sale of
        subsidiary
      Net loss                         --
                                -----------

BALANCE,
    DECEMBER 31, 2000           ($   12,039)
                                ===========


The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-7



                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000           1999
                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Loss from continuing operations                     ($1,101,619)   ($  484,659)

     Adjustments to reconcile loss
        from continuing operations to net cash used in operating activities:

        Impairment allowance                                 192,771           --
        Deferred taxes                                          --         (495,701)
        Depreciation and amortization                         57,995         65,411
        Loss on sale of assets                                  --            5,171
        Deferred license and
           consulting costs recognized                        20,684           --
        Changes in assets and liabilities:
           Accounts receivable                               160,974        161,659
           Prepaid expenses and other                        (21,850)        (1,632)
           Accounts payable and accrued liabilities          211,686         90,944
           Deposits and other assets                            --           57,493
           Employee advances                                 (90,000)          --
                                                         -----------    -----------

              Net cash used in continuing operations        (569,359)      (601,314)

              Net cash used in discontinued operations          --          (26,542)
                                                         -----------    -----------

              Net cash used in operating activities         (569,359)      (627,856)


CASH FLOWS FROM INVESTING ACTIVITIES
     Loans made on notes
        receivable to related party                          (15,050)      (126,433)
     Capital expenditures                                       --          (29,627)
     Proceeds from sale of subsidiary                           --          550,000
                                                         -----------    -----------

              Net cash provided by
                 (used in) investing activities              (15,050)       393,940

The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-8

                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (continued)


                                                         2000         1999
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings                   (300,400)     (92,254)
     Principal payments on capital leases                (16,559)        --
     Proceeds from loans                                 905,200      146,271
     Proceeds from issuance of common stock                 --          2,000
                                                       ---------    ---------

           Net cash provided by financing activities     588,241       56,017
                                                       ---------    ---------

           Net decrease in cash                            3,832     (177,899)

CASH AND CASH EQUIVALENTS,
     beginning of year                                    26,078      203,977
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS,
     end of year                                       $  29,910    $  26,078
                                                       =========    =========

SUPPLEMENTAL DISCLOSURES
     OF CASH FLOWS INFORMATION
        Cash paid during the year for:

           Interest                                    $  58,998    $ 143,984
                                                       =========    =========

           Taxes                                       $     472    $    --
                                                       =========    =========


SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
        Note receivable from sale of subsidiary        $    --      $ 350,000
        Notes payable settled in sale of subsidiary         --       (900,000)
        Assets disposed in settlement of debt             26,434       66,972
        Debt settled by disposal of assets              (105,811)     (53,579)
        Stock issued for license
           agreement and consulting                      253,150         --
        Note receivable, impaired                        177,721         --

The Notes to Consolidated Financial Statements
  are an intergral part of these statements.                                 F-9

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthcare Innovations, LLC
         (HI) and its subsidiary North Florida Physical Medicine, LLC (NFPM) and MB Practice Solutions, LLC. (MBPS).

         All intercompany transactions and balances have been eliminated upon consolidation.

     Nature of Operations

         MB Software Corporation (the "Company") was incorporated in 1982. The focus of the Company has been to provide practice and cash management services to physicians, dentists and chiropractors.

         In February 1999, the Company sold its Utah facilities. Income from discontinued operations and gain on sale of subsidiaries report the results of this sale.

         In June 1999, the Company  discontinued and sold Nevada Multicare,  LLC
         (NVMC), which operated healthcare facilities. In December 1999, the Company discontinued and sold MB Software Solutions, Inc. (MBSSI), which developed and sold practice management software.

         Effective September 1, 2000, the Company sold its South Florida Medical Center Clinic to a company wholly owned by two shareholders of the Company. The sale was accomplished by an assumption of net liabilities by the related company of approximately $79,000. The net gain on the transaction was recorded as a contribution to capital.

         The Company now focuses on operating its remaining healthcare facilities currently in the state of Florida and has entered into an exclusive license agreement for PatientMed 2000 to sell and distribute the internet appliance and utilize it in its own facilities.

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

         Management has engaged CyberStreet Capital, Inc. to provide the Company with various services, including business analysis, marketing strategies and assistance in raising capital for the Company. The Company intends to raise capital in 2001in order to meet its needs for the launch and commercialization of the Company's internet appliance PatientMed 2000.

     Use of Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

     Property and Equipment

         Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from five to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

     Earnings (Loss) Per Common Share and Common Share Equivalents

         Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Potential common stock consists of convertible preferred stock and stock options. In 2000 and 1999, the potential common stock was considered anti-dilutive due to the loss from continuing operations.

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

         The majority of service fee and broker income with respect to medical receivables are received in cash at the time of completion of each transaction. Clients are located throughout the United States. The Company no longer produces these revenues after the sale of MBSSI in 1999.

         Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible or amounts that are not subject to payment by third party payors such as insurance companies. The allowance for uncollectible accounts receivable at December 31, 2000 and 1999 was $ 1,338,059 and $1,327,170, respectively.

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

         Software development costs incurred in development of medical billing software of $193,160 were capitalized in 1998. Amortization of these costs amounted to $174,504 during 1999. The Company disposed of capitalized software development costs in 1999 as part of the sale of MBSSI.

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


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2000 and 1999:

                                                  2000       1999
                                                 --------   --------

Clinic and office equipment                      $297,463   $297,663
Computer equipment                                 29,773     33,976
Furniture and fixtures                                747        747
                                                 --------   --------

                                                  327,983    332,386
Less accumulated depreciation and amortization    211,856    153,861
                                                 --------   --------

                                                 $116,127   $178,525
                                                 ========   ========

     Depreciation  expense was $57,995 and $65,411 for the years ended  December
     31, 2000 and 1999, respectively.

NOTE 3.   NOTES PAYABLE

     Notes payable consist of the following as of December 31:

                                                                                      2000              1999
                                                                                  -----------       -----------

         Prime  plus 1%  line of  credit  with a bank,  due on  demand,
         secured by accounts receivable, see below                                $   140,070       $   140,070

         8% note payable to a shareholder, due on demand, unsecured                     2,000             2,000

         10%  note  payable  to  a  company   related   through  common
         ownership, due on demand, unsecured                                          100,000           100,000

         8%  note  payable  to  a   shareholder,   due  July  1,  2001,
         unsecured - related party                                                    300,000           300,000

         8% note payable to a shareholder, due July 1, 2001, unsecured                 12,000            12,000



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   NOTES PAYABLE - continued

                                                                        2000         1999
                                                                     ----------   ----------

    10% note  payable to an  investor,  due July 1,
    2001 - related  party                                               500,000      500,000

    10% note  payable to a  shareholder,  due  December  31, 2001,
    unsecured - related party                                           454,800         --

    15% note payable to a financing entity, due
    December 15, 2000, unsecured                                        150,000         --

    7.15% note payable to a bank, retired                                  --          3,855
                                                                                  ----------

                                                                     $1,658,870   $1,057,925
                                                                     ==========   ==========

NOTE 4.   CAPITAL LEASES

     The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2000:

    Year Ending
    December 31,
    ------------
         2001                                                                     $    1,585
                                                                                  ----------

    Net minimum lease payments                                                         1,585
    Less amount representing interest                                                     91
                                                                                  ----------

    Present value of net minimum lease payments                                        1,494
    Current maturities of capital lease obligations                                    1,494
                                                                                  ----------

    Capital lease obligations, less current maturities                            $     --
                                                                                  ==========


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   PREFERRED STOCK

     The Series A Senior Cumulative Convertible Participating Preferred Stock ("Series A Stock") is entitled to receive cash dividends of $1 per share per annum accruing from the date of issuance. Such dividends are cumulative and must be paid before any dividends can be paid on the common stock. The Series A Stock is convertible into common stock, at the option of the holders, into a maximum of 29,267,324 shares of common stock upon: (a) the sale of substantially all of the assets of the Company; (b) a change in control of the Company; (c) the dissolution of the Company; or (d) October 1, 2000. If the Series A Stock is not converted into common stock, it becomes redeemable at the option of the holder any time after October 1, 2000 at a redemption price of $10 per share. Should the Company fail to redeem any share of the Series A Stock after a redemption request, the Series A stockholders shall have the right to elect a majority of the Company's board of directors and the Company shall pay interest on the redemption price at the rate of prime plus 5% until actually redeemed. At December 31, 2000 and 1999, dividends in arrears on preferred stock was $725,644 and $385,644, respectively.

     In January 2001, the Company and the Series A stockholder entered into a Repurchase Option Agreement which provides the Company the option to redeem the shares of preferred stock for a purchase price of $3,400,000 plus accrued dividends until June 30, 2001.

NOTE 6.   INCOME TAXES

     The components of tax expense are as follows:

                                  2000        1999
                                ---------   ---------

          Current                $   --      $    --
          Deferred              (    -- )   ( 495,701)
                                ---------   ---------

                                 $   --     ($495,701)
                                =========   =========

     A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2000 and 1999 is as follows:

                                                           2000         1999
                                                        -----------  -----------

       Expected federal income tax provision (benefit)  ($ 374,550)  ($ 333,322)
       State income taxes                                    -            -
       Valuation allowance and other                       374,550        -
       Utilization of net operating loss                (    -    )  (  162,379)
                                                        -----------  -----------

                                                        ($   -    )  ($ 495,701)
                                                        ===========  ===========

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   INCOME TAXES - continued

     Deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                             2000               1999
                                          ----------         ----------

Current deferred tax asset                $  380,334         $  279,715
Valuation allowance for
     current deferred tax asset           (  380,334)        (  279,715)
                                          ----------         ----------

Net current deferred tax asset            $     --           $     --
                                          ==========         ==========

Non-current deferred tax asset            $2,276,255         $1,509,316
Valuation allowance for
     non-current deferred tax asset      ( 2,276,255)       ( 1,509,316)
                                          ----------         ----------

Net non-current deferred tax asset        $     --           $     --
                                          ==========         ==========

     At December 31, 2000, the current deferred tax asset results from reserve for accounts receivable which is not deductible for tax purposes until actually written off. The non-current deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is not certain. The net change in the valuation allowance for 2000 and 1999 was $867,558 and ($584,454), respectively. The beginning 1999 valuation allowance was adjusted $162,379 for the benefit of net operating losses utilized in 1999.

     MB generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2000, subject to limitations under Internal Revenue Code ss.382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not previously utilized. The net operating loss carry forward at December 31, 2000 is approximately $6,695,000 and will begin to expire in 2008, if not previously utilized.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   COMMITMENTS

     The Company has non-cancelable leases for office space and equipment. Future minimum payments under these leases and other equipment operating leases are payable as follows:

         Year Ended
         December 31,
         ------------
              2001                                            $   245,841
              2002                                                228,119
              2003                                                 61,004
                                                              -----------
                                                              $   534,964
                                                              ===========

     Lease and rent expense under non-cancelable operating leases for 2000 and 1999 were $394,449 and $423,923, respectively.

     Effective July 20, 2000, the Company entered into an Exclusive License Agreement with Screen PhoneNet, Inc. (ScreenPhone). Pursuant to the License Agreement, ScreenPhone granted the Company exclusive rights to sell, distribute, sublicense and use its Internet access screen phones system known as PatientMED 2000. As consideration for this agreement, the Company will be required to pay a licensing fee as defined in the agreement, subject to minimum purchase commitments. The purchase commitment calls for 6,100 units through calendar 2002 and 10,000 units per year through 2010 at the wholesale price, which is currently $420 per unit.

NOTE 8.   LEGAL PROCEEDINGS

     Effective April 2, 2000, the Company settled litigation pertaining to the Company, Scott A. Haire and MB Healthcare Management, Inc. ("MBHM"), a former Company subsidiary. MBHM merged with a corporation, and in connection with the transaction, MBHM filed suit against the corporation and related individuals. The corporation and related individuals filed a counterclaim against MBHM, the Company, and Scott A. Haire. As part of the settlement, all outstanding shares of MBHM were conveyed to one of the related individuals. In exchange, the Company received a cash payment and return of Company stock that was transferred in settlement of related liabilities.

     In addition, the Company is involved in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   LEGAL PROCEEDINGS - continued

     and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes adequate reserves have been provided for claims that have at least a reasonable possibility for loss and has not provided a reserve on those for which an adverse outcome is remote.

NOTE 9.   STOCK OPTIONS

     Effective May 5, 1994, the Board of Directors  approved an Incentive  Stock
     Option Plan ("Plan") for key executives and employees.

     A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:

                                                                   Other
                                          Plan Options      Compensatory Options  Combined Total
                                      -------------------   --------------------  --------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                       Options    Price      Options     Price        Options
                                      ---------  --------   ---------   --------     ---------

         Outstanding at 12/31/98      1,550,000  $    .09   3,450,000   $    .22     5,000,000

         Granted  -                        -          -          -           -            -
         Exercised                         -          -          -           -            -
         Forfeited                         -          -          -           -            -
                                      ---------             ---------                ---------

         Outstanding at 12/31/99      1,550,000  $    .09   3,450,000        .22     5,000,000

         Granted  -                        -          -          -           -
         Exercised                         -          -          -           -            -
         Forfeited                    ( 500,000)      .09  (3,450,000)       .22    (3,550,000)
                                      ---------             ---------                ---------

         Outstanding at 12/31/00      1,050,000  $    .15        -      $    -       1,050,000
                                      =========             =========                =========


     There were no options issued during 2000 or 1999.

     All of the 1,050,000 outstanding incentive stock options are fully vested at December 31, 2000, and the weighted average remaining contractual life is .70 years.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Operating results from discontinued operations are as follows:

                                                                        1999
                                                                   ------------
         Revenues:
              Medical fees                                         $     80,284
              Software and maintenance fees                             230,407
                                                                   ------------

                                                                        310,691
              Cost of medical                                     (      53,755)
              Costs of software and maintenance fees              (      40,520)
              Selling, general and administrative                 (     124,257)
                                                                   ------------

              Income (loss) from operations                              92,159
              Other expense                                               1,884
                                                                   ------------
         Income from discontinued operations                       $     90,275
                                                                   ============

     Proceeds on the disposal NVMC and MBSSI were $300,000 and $1,500,000, respectively.

NOTE 11.   BUSINESS SEGMENT INFORMATION

     As result of the discontinued operations of MB Nevada (NVMC) and MB Software Solutions (MBSSI) the Company's continuing operations are in one business segment.

NOTE 12.   RELATED PARTY TRANSACTIONS

     In November 1999, the Company entered into an exchange agreement between Scott A. Haire, chairman, president, and director of the Company and Consolidated National Corp. (CNC). Pursuant to the agreement, the Company transferred all of the common stock of its wholly owned subsidiary, MB Software Solutions Inc. (MBSSI) in

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.   RELATED PARTY TRANSACTIONS - continued

     exchange for all of the outstanding common stock of MedEWay.com, Inc. (MedEWay). Simultaneous with this transfer, the Company transferred all of the common stock of MedEWay to Mr. Haire and CNC in exchange for consideration of $1,500,000. Additionally, MedEWay issued the Company warrants to purchase 5% of the outstanding common stock of MedEWay for $0.001 per share exercisable only upon the initial public offering or sale of MedEWay. No value has been assigned or recorded by the Company for the MedEWay stock warrants. As part of the exchange agreement, the Company has agreed to provide use of facilities and other resources for which MedEWay and MBSSI will reimburse the Company at cost. The Company provided no significant resources during the years ended December 31, 2000 or 1999.

     Note receivable shareholder consists of a note from Scott A. Haire dated November 1, 1999 for the original principal sum of $350,000. Interest accrues at an annual rate of 8%. Interest income for the years ended December 31, 2000 and 1999 was $28,000 and $2,333 of which at December 31, $19,513 and $-0- was accrued, respectively.

     Employee advance at December 31, 2000 for $90,000 accrued no interest and has no stated maturity. Included in notes receivable at December 31, 1999 is $177,721 due directly or indirectly from an employee of the Company. As of December 31, 2000, it became apparent these notes, including interest accrued during 2000 of $15,050, were impaired and, as a result, management has provided an impairment allowance of $192,771.

     The Company has various notes payable to shareholders and other related parties. The notes and various terms are identified in Note 3 - Notes Payable. Interest expense incurred under related party notes payable for the years ended December 31, 2000 and 1999 were $109,444 and $122,777, respectively. Accrued interest at December 31, 2000 and 1999 was $248,813 and $175,816, respectively.

     The  Company   provides  limited   administrative   services  to  companies
     affiliated through common ownership of Company shareholders.