Form 10QSB
period 2001-03-31
MB SOFTWARE CORP
filed 2001-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                                    ---------

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each Exchange
         Title of Each Class                           on Which Registered
         -------------------                             -----------------
                Common                               NASDAQ - OTC BULLETIN BOARD

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

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

Transitional Small Business Disclosure Format
                                    Yes  [  ]                 No  [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 2001


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

         Item 1  -  Financial Statements

              Consolidated Balance Sheets
              March 31, 2001(Unaudited) and December 31, 2000 (Audited)      3-4

              Consolidated Statements of Operations  -
              for the Three Months ended March 31, 2001(Unaudited) and
              March 31, 2000 (Unaudited)                                       5

              Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2001(Unaudited)
              and March 31, 2000 (Unaudited)                                   6

              Notes to Consolidated Financial Statements                       7

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                               7-8

PART II - OTHER  INFORMATION

         Item 5  -  Other Information                                          9


         Item 6  -  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                               9

SIGNATURES                                                                     9


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                    March 31,   December 31,
                                                                      2001         2000
                                                                   -----------  ----------

                                                                   (Unaudited)  (Audited)
CURRENT ASSETS
       Cash                                                        $     --     $   29,910

       Medical receivables, net allowance                             681,339      525,265
             for doubtful accounts and contactual
             allowances of $1,118,630 and $1,118,630 in 2001 and
            2000, respectively
       Notes receivable                                                15,722         --
       Prepaid expenses                                                 7,788       25,049
                                                                   ----------   ----------

                    Total Current Assets                              704,849      580,224
                                                                   ----------   ----------


PROPERTY AND EQUIPMENT, NET                                           106,414      116,127
                                                                   ----------   ----------

       Note receivable - shareholder                                  350,000      350,000
       Employee advances                                               90,000       90,000
                                                                   ----------   ----------

                  Total Assets                                     $1,251,263   $1,136,351
                                                                   ==========   ==========

The Notes to the Consolidated Financial Statements are an integral part of these statements.



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                        March 31,     December 31,
                                                                          2001          2000
                                                                       ----------     ---------
                                                                       (Unaudited)    (Audited)
CURRENT LIABILITIES
       Outstanding check in excess of bank balances                     $  14,083     $     --
       Notes payable                                                    1,766,820     1,658,870
       Current maturities of capital leases                                  --           1,494
       Accounts payable                                                   363,527       354,803
       Accrued liabilities                                                490,402       500,120
                                                                        ---------     ---------

                    Total current liabilities                           2,634,832     2,515,287

                                                                        ---------     ---------

             Total long term liabilities                                     --            --
                                                                        ---------     ---------

            TOTAL LIABILITIES                                           2,634,832     2,515,287

SHAREHOLDERS' DEFICIT
     Series A senior cumulative convertible particpating preferred stock; $10 par value; 340,000 shares issued and outstanding
          in 2000 and 1999; dividends in arrears 2000 $810,644, and     3,400,000     3,400,000
         1999, $385,644
     Undesignated preferred stock; $10 par value; 660,000 shares
       authorized; none issued                                               --            --
       Common stock .001 par value;150,000,000 shares
          authorized; 70,400,000 and 70,300,000 shares                     70,400        70,300
         issued in 2001 and 2000, respectively
       Additional paid-in capital                                       1,453,082     1,434,431
       Accumulated deficit                                             (6,068,405)   (6,039,162)
       Deferred license and consulting cost, net                         (226,607)     (232,466)
                                                                        ---------     ---------

                                                                       (1,371,530)   (1,366,897)
     Treasury stock, at cost; 408,029 shares                              (12,039)      (12,039)
                                                                        ---------     ---------

                Total shareholders' deficit                            (1,383,569)   (1,378,936)
                                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $1,251,263    $1,136,351
                                                                        =========     =========

The Notes to the Consolidated Financial Statements are an integral part of these statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                            March 31, 2001  March 31, 2000
REVENUES
       Medical income - net of contractual
          Adjustments of $353,063 and $361,822
          in 2001 and 2000, respectively                     $    681,946    $    688,926
       Service fees                                                   136
                                                             ------------    ------------
               Total revenues                                     681,946         689,062

COST OF REVENUES
       Cost of medical services                                   293,882         392,692
                                                             ------------    ------------

               Total cost of revenues                             293,882         392,692
                                                             ------------    ------------

GROSS PROFIT                                                      388,064         296,370

OPERATING EXPENSES
       Selling, general & administrative                          368,571         287,402
       Depreciation and amortization                               20,509          13,705
                                                             ------------    ------------

               Total operating expenses                           389,080         301,107

OTHER INCOME (EXPENSE)
       Interest income and other                                    7,011            --
       Other expense                                                 --             9,644
       Interest Expense                                           (35,237)        (30,920)
                                                             ------------    ------------

               Total other income (expense)                       (28,226)        (21,276)
                                                             ------------    ------------

             NET LOSS                                        $    (29,243)   $    (26,013)
                                                             ============    ============

Plus: Cumulative preferred stock dividends                         85,000          85,000
                                                             ------------    ------------

            Income (loss) available to common shareholders   $   (114,243)   $   (111,013)
                                                             ============    ============

BASIC AND DILUTED EARNINGS (L0SS) PER SHARE                         (0.00)          (0.00)
                                                             ============    ============

  Weighted-average common shares outstanding                   70,400,000      69,200,000
                                                             ============    ============

Cumulative preferred dividends per share                     $       --      $       --
                                                             ============    ============

The Notes to the Consolidated Financial Statements are an integral part of these statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          THREE MONTHS      THREE MONTHS
                                                                         ENDED 03/31/01    ENDED 03/31/00
                                                                              2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss from continuing operations                                $  (29,243)       $ (26,013)
       Adjustments to reconcile net loss from continuing
        operations to cash used by operating activities:
                    Depreciation                                              14,650           13,706
                    Consulting costs recognized                               24,610
                    Change in allowance for doubtfull accounts                  --             24,716
                    Changes in assets and liabilities:
                          Accounts receivable                               (156,074)        (171,684)
                          Accounts payable                                     8,724          (76,864)
                          Accrued liabilities                                 (9,718)         (12,038)
                         Outstanding checks in excess of bank balances        14,083          101,860
                          Prepaid expenses                                    17,261
                                                                           ---------        ---------

Net cash used in operating activities                                       (115,707)        (146,317)

CASH FLOWS FROM INVESTING ACTIVITIES

     Borrowing (payments) on note receivables                                (15,722)          10,087
      Purchase of fixed assets                                                (4,938)            --
                                                                           ---------        ---------

Net cash provided by investing activities                                    (20,660)          10,087

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital leases                                               (1,493)         (13,848)
     Payments on notes payable                                                  --               --
     Proceeds from new borrowings                                            107,950           79,000
     Proceeds from notes payable related parties                                --             45,000
                                                                           ---------        ---------

Net cash provided by financing activities                                    106,457          110,152
                                                                           ---------        ---------

NET DECREASE IN CASH                                                         (29,910)         (26,078)

 Cash at beginning of period                                                  29,910           26,078
                                                                           ---------        ---------

  Cash at end of period                                                    $    --          $    --
                                                                           =========        =========

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest to related party                --               --
       Cash paid during the period for interest to others                  $  44,955        $  30,920
                                                                           ---------        ---------

                                                                           $  44,955        $  30,920
                                                                           =========        =========

The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation ( the Company) for the year ended December 31, 2000 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Operating results for the three month period ended March 31, 2001 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3: RELATED PARTIES

Included in notes payable is related party payables of $1,766,820 and $1,181,925 for 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2001, the Company continued to focus on the development and distribution of PatientMed 2000, an Internet appliance. The Company has also continued operations of its healthcare clinics. These clinics include three Company-owned physician practices in Florida that focus primarily on pain management and the sale of nutritional supplements. To unify the clinics and the Internet appliance, the Company has developed a healthcare Internet site, HealthcareInnovations.net. The site is dedicated to pain management programs for patients and the sale of the nutritional supplements.

There were no changes in the legal proceedings from the status set forth in the Form 10 - KSB for the year ending December 31, 2000.

Three Months Ended March 31,2001 Compared to Three Months Ended March 31, 2000
------------------------------------------------------------------------------

Net medical revenues decreased .010% to $681,946 for the three months ended March 31, 2001 as compared to $688,926 for the three months ended March 31, 2000. This relative stability reflects, in part, the success of administrative changes instituted in the prior year.

The contractual allowance adjustment decreased 2.4 % to $353,053 for the first quarter of 2001 compared with $361,822 for the three months ended March 31, 2000. The contractual allowance adjustment reflects a reduction in revenue resulting from uncollectible accounts together with contractual allowances for reductions, due to the source of payments. Again, this relative stability reflects the success of the administrative restructuring commenced during year 2000.

The cost of medical revenues decreased 25% to $293,882 for the three months ended March 31, 2001 compared to $392,692 for the three months ended March 31, 2000. The decrease in cost is attributable, in part, to increased purchasing efficiency as well as the reduction of costs associated with the elimination of the Lauderhill clinic during the year 2000.

The gross profit from medical activities increased 31% to $388,064 for the three months ended March 31, 2001 as compared to $296,370 for the three months ended March 31, 2000. This increase in gross profit from medical activities directly reflects increased operating efficiency in accordance with the Company's overall strategy for the clinics.

The selling, general and administrative expenses increased by 28% to $368,571 for the three-month period ended March 31, 2001 as compared to $287,402 for the three-month period ended March 31, 2001. This increase reflects the costs attendant to the start-up expenses for PatientMed2000(TM).

The net loss from continuing operations increased to ($29,243) for the three-month period ended March 31, 2001, as compared to a loss from continuing operations of ($26, 013) for the three months ended March 31, 2000. This figure additionally reflects the relative success of the Company in stabilizing and streamlining Company operations.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $115,707 of cash during the three months ended March 31, 2001 compared to a use of cash of $146,317 for the quarter ended March 31,2000.

As of March 31, 2001, the Company had working capital deficits of $1,929,983. The working capital as of March 31, 2000 was $1,935,063. At March 31, 2001, the Company had outstanding checks in excess of bank balances of $14,083. To increase working capital, the Company is concentrating its efforts to distribute volume units of PatientMed2000(TM) while contemporaneously increasing patient revenue at the Florida clinics. The Internet site is expected to unify these twin goals by providing Internet advertising for the clinics and the Internet.

In the three months ended March 31, 2001, the Company had no expenditures for the purchase of equipment of $4,938. The Company does not anticipate any major purchase of equipment for the remaining nine (9) months of 2001.

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


                                     MB SOFTWARE CORPORATION


Date: May 11,2001                   /s/ Scott A. Haire
                                    ------------------
                                    Scott A.  Haire, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Financial Officer)