Form 10QSB
period 2001-06-30
MB SOFTWARE CORP
filed 2001-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

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


As of July 31, 2001, 70,400,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes   [   ]               No   [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                           Quarter Ended June 30, 2001


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

         Item 1  -  Financial Statements

              Consolidated Balance Sheets
              June 30, 2001 (Unaudited) and December 31, 2000           F1-F2

              Consolidated Statements of Operations  -
              for the Three Months and Six Months ended June 30,
              2001 (Unaudited) and  June 30, 2000 (Unaudited)              F3


              Consolidated Statements of Cash Flows
              for the Three Months ended June 30, 2001 (Unaudited)
              and June 30, 2000 (Unaudited)                                F4

              Notes to Consolidated Financial Statements                    3

         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                            3-5

PART II - OTHER  INFORMATION


         Item 5  -  Other Information                                        5


         Item 6  -  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                             6

SIGNATURES                                                                   6

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                     June 30,       December 31,
                                                                        2001             2000
                                                                   ------------     ------------
                                                                    (Unaudited)      (Audited)

       Cash                                                        $       --       $     29,910

       Medical receivables, net allowance
             for doubtful accounts and contactual
             allowances of $1,118,630 and $1,118,630 in 2001 and
            2000, respectively                                          700,882          525,265
       Prepaid expenses                                                   7,788           25,049
                                                                   ------------     ------------

                    Total current assets                                708,670          580,224
                                                                   ------------     ------------


PROPERTY AND EQUIPMENT, NET                                              92,779          116,127
                                                                   ------------     ------------

       Note receivable - shareholder                                    350,000          350,000
       Employee advances                                                112,812           90,000
                                                                   ------------     ------------

                  Total assets                                     $  1,264,261     $  1,136,351
                                                                   ============     ============

                                      F-1



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------
                                                                        June 30,       December 31,
                                                                           2001             2000
                                                                      ------------     ------------
                                                                       (Unaudited)      (Audited)

Liabilities
        Cash Overdraft                                                 $    54,095    $      --
        Notes payable                                                    1,947,420      1,658,870
       Current maturities of capital leases                                   --            1,494
       Accounts payable                                                    300,489        354,803
       Accrued liabilities                                                 519,296        500,120
                                                                       -----------    -----------

                          Total liabilities                              2,821,300      2,515,287



SHAREHOLDERS' DEFICIT
     Series A senior cumulative convertible participating preferred stock; $10 par value; 340,000 shares issued and outstanding
          in 2001 and 2000; dividends in arrears 2001 $895,644, and      3,400,000      3,400,000
         2000, $725,644
     Undesignated preferred stock; $10 par value; 660,000 shares
       authorized; none issued                                                --             --
       Common stock .001 par value;150,000,000 shares
          authorized; 70,400,000 and 70,300,000 shares                      70,400         70,300
          shares issued in 2001 and 2000, respectively
       Additional paid-in capital                                        1,453,082      1,434,431
       Accumulated deficit                                              (6,247,798)    (6,039,162)
       Deferred license and consulting costs, net                         (220,684)      (232,466)
                                                                       -----------    -----------

                                                                        (1,545,000)    (1,366,897)
      Treasury stock, at cost; 408,029 shares                              (12,039)       (12,039)
                                                                       -----------    -----------

                    Total shareholders' deficit                         (1,557,039)    (1,378,936)
                                                                       -----------    -----------

                                                                       $ 1,264,261    $ 1,136,351
                                                                       ===========    ===========

                                      F-2


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLODATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                                    Three Months Ended                  Six Months Ended
                                                               ------------------------------    ------------------------------
                                                               June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                               -------------    -------------    -------------    -------------

REVENUES
       Medical income - net of contractual
          Adjustments of $348,222. and $365,800 and $727,622
         and $631,861 in 2001 and 2000, respectively           $     548,609    $     416,146    $   1,230,556        1,105,071
       Service fees                                                      123              259
                                                               -------------    -------------    -------------    -------------

               Total revenues                                        548,609          416,269        1,230,556        1,105,330

COST OF REVENUES
       Cost of medical services                                      419,220          402,182          805,406          970,910
                                                               -------------    -------------    -------------    -------------

               Total cost of revenues                                419,220          402,182          805,406          970,910
                                                               -------------    -------------    -------------    -------------

GROSS PROFIT                                                         129,389           14,087          425,150          134,420

OPERATING EXPENSES
       Selling, general & administrative                             228,145          311,350          516,163          423,615
       Depreciation and amortization                                  14,650           14,921           29,300           28,625
                                                               -------------    -------------    -------------    -------------

               Total operating expenses                              242,795          326,271          545,463          452,240
                                                               -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                (113,406)        (312,184)        (120,313)        (317,820)

OTHER INCOME (EXPENSE)
       Interest income and other                                       7,089            8,744           14,101           19,288
       Interest Expense                                              (67,186)         (29,328)        (102,424)         (60,249)
                                                               -------------    -------------    -------------    -------------

               Total other income (expense)                          (60,097)         (20,584)         (88,323)         (40,961)
                                                               -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                                     (173,503)        (332,768)        (208,636)        (358,781)


             NET LOSS                                          $    (173,503)   $    (332,768)   $    (208,636)   $    (358,781)
                                                               =============    =============    =============    =============

Loss from continuing operations                                $    (173,503)   $    (332,768)   $    (208,636)   $    (358,781)

Plus: Cumulative preferred stock dividends                           (85,000)         (85,000)        (170,000)        (170,000)
                                                               -------------    -------------    -------------    -------------

            Loss available to common shareholders              $    (258,503)   $    (417,768)   $    (378,636)   $    (528,781)
                                                               =============    =============    =============    =============

BASIC AND DILUTED EARNINGS (L0SS) PER SHARE
   Continuing Operations                                       $        --      $        --      $        --               --
   Discontinued Operations                                              --               --               --               --
                                                               -------------    -------------    -------------    -------------

  Weighted-average common shares outstanding                      69,200,000       69,200,000       69,200,000       69,200,000
                                                               =============    =============    =============    =============

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS       SIX MONTHS
                                                                          ENDED            ENDED
                                                                     June 30, 2001    June 30, 2000
                                                                     -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss from continuing operations                           $    (208,636)   $     (358,781)
       Adjustments to reconcile net loss from continuing
        operations to cash used by operating activities:
                    Depreciation                                            29,300            28,625
                    Change in allowance for doubtfull accounts                --          (1,248,968)
                    Consulting cost recognized                              30,533
                    Changes in assets and liabilities:
                          Accounts receivable                             (175,617)        1,713,392
                          Prepaid expenses                                  17,261            (1,500)
                          Outstanding checks in excess of deposits          54,095
                          Employee Advances                                (22,812)
                          Accrued other liabilities                         19,176
                          Accounts payable                                 (54,314)         (141,423)
                                                                     -------------    --------------

Net cash used in continuing operations                                    (311,014)           (8,655)

Net cash used in discontinued operations                                      --            (111,960)
                                                                     -------------    --------------

Net cash used in operating activities                                     (311,014)         (120,615)
                                                                     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                   (5,952)          (47,177)
      Issuance of preferred stock dividends                                   --             215,644
      Proceeds from sale of business segment                                  --             302,745
      Payments on notes receivable                                            --                --
      Issuance of notes receivable                                            --            (172,174)
                                                                     -------------    --------------

Net cash provided by (used in) investing activities                         (5,952)          299,038

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on capital leases                                            (1,494)          (35,709)
      Payments on notes payable                                               --            (206,610)
      Proceeds from new borrowings                                         288,550           119,388
      Proceeds from notes payable related parties                             --              10,000
                                                                     -------------    --------------

Net cash provided by (used in) financing activities                        287,056          (112,931)
                                                                     -------------    --------------

NET INCREASE (DECREASE) IN CASH                                            (29,910)           65,492

Cash at beginning of period                                                 29,910           203,977
                                                                     -------------    --------------

Cash at end of period                                                $           0    $      269,469
                                                                     =============    ==============

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest to related$party            54,655    $       24,225
       Cash paid during the period for interest to others                     --              49,427
                                                                     -------------    --------------

                                                                     $      54,655    $       73,652
                                                                     =============    ==============

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3:  RELATED PARTIES

Included in notes payable is related party payables of $350,000 and $224,000 for 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

In the second quarter of 2001, MB Software Corporation (the "Company") focused on the operations of its three healthcare clinics consistent with its overall strategy to increase revenue.

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

The following summarizes the results of operations for the three-month and the six-month period ended June 30, 2001 and 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

Net revenues from medical activities increased 31.8% to $548,609 for the three-months ended June 30, 2001, compared to $416,146 for the three-months ended June 30, 2000. This increase is attributable to a fee schedule increase commensurate with overall cost of living increases.

A contractual allowance adjustment of $348,222 was made for the three-months ended June 30, 2001, compared to $365,800 for the three-months ended June 30, 2000. The Company follows the generally accepted practice in medical clinics of having in place contracts with numerous insurance companies to better serve patients. These contracts establish reimbursement guidelines that result in payment to the provider of only a portion of the account charge. The balance of the account charge is reduced from the revenue as a contractual allowance. This relative consistency reflects stability in connection with present contractual arrangements with insurance carriers.

The cost of medical revenues increased 04.2% to $419,220 for the three months ended June 30, 2001, compared to $402,182 for the three months ended June 30, 2000. This increase is applicable to increases in certain pharmaceutical supplies used in the clinics.

The gross profits from medical activities increased 818% to $129,389 for the three months ended June 30, 2001, as compared to $14,087 for the three months ended June 30, 2000. This increase correlates with the current quarter increase in the net medical revenues.

The Company's selling, general and administrative expenses decreased by 26.7% to $228,145 for the three months ended June 30, 2001 as compared to $311,350 for the three months ending June 30, 2000. This decrease reflects savings resulting from reductions of certain costs at the corporate level.

The net loss on operations was $113,406 for the three month period ended June 30, 2001 representing a 63.7% difference compared to $312,184 for the three months ended June 30, 2000. This differential reflects the increase in net medical revenues and corresponding decrease in the Company's selling, general and administrative expenses.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

The net medical revenues increased 11.4% to $1,230,556 for the six-month period ended June 30, 2001, compared to $1,105,071 for the six-month period ended June 30, 2000. The increase is attributable to net medical revenue increase during the first quarter of 2001.

The cost of medical revenue decreased 17% to $805,406 for the six-month period ended June 30, 2001, as compared to $970,910 for the six-month period ended June 30, 2000. The overall decease is applicable to decrease in certain vendor costs.

Gross profit increased to $425,150 for the six months ended June 30, 2001, compared to $134,420 for the six months ended June 30, 2000. The increase in gross profit correlates with the current quarter increase in net medical revenues.

The Company's selling, general and administrative expenses increased by 21.8% to $516,163 for the six-months ending June 30, 2001 as compared to $423,615 for the six months ending June 30, 2000. This increase cost is due to general expense .

Net operating loss decreased 62.1% to $120,313 for the six-month period ended June 30, 2001, as compared to $317,820 for the six-month period ended June 30, 2000. This significant decrease results primarily from the closing of South Florida Medical Center and the attendant costs associated therewith.

Liquidity and Capital Resources
-------------------------------

The Company's operations used $311,014 of cash during the six months ended June 30, 2001 compared to a use of cash of $8,655 for the six months ended June 30, 2000.

As of June 30, 2001, the Company had a working capital deficit of $2,112,630, which is a 9.2% increase over the June 30, 2000 working capital deficit of $1,935,063. The increase in the deficit results from a corresponding increase in liabilities.

As of June 30, 2001, the Company had a negative cash position of $54,095. To increase its cash position, the Company is seeking to convert existing matured debt to manageable long term financing.



PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The strategy of the Company continues to be the creation of a national physical medicine network by utilizing a four point approach consisting of: Development and implementation of a comprehensive pain management and prevention program including nutritional supplements; increasing the number of clinics in which the Company has an interest, either through the means of acquisition, ground-floor development, or innovative partnering arrangements; contracting with insurers for "total-episode responsibility;" and, most significantly, the incorporation of leading-edge information technology within the healthcare sector. The Company continues to work toward the implementation of each aspect of the four-point approach.

Medical information technology via PatientMed 2000(TM) is the cornerstone of the Company's strategy to increase revenue. The technology incorporates two independent yet complementary facets: An Internet-based comprehensive healthcare system operated on the Company's ISP and, PatientMed(TM) 2000, a leading edge Internet appliance.

Effective   July  20,  2000,   the  Company   entered  into  an  agreement  with
ScreenPhone.net Inc. whereby the Company acquired an exclusive license in connection with PatientMed 2000(TM). In furtherance of the agreement, the Company has generated some revenue in connection with the licensing of the Internet appliance.

The Company's four-point approach incorporates development and implementation of a comprehensive pain management and prevention program. The Company's premise for this goal is providing superior pain management care to its patients through utilization of standardized "best practice outcomes" or clinical pathways established throughout the Company and consistent with accepted standards of medical practice. This includes a complementary nutritional products line.

With this four-point strategy, the Company will continue building a nationwide organization providing superior healthcare services for its customers as well as economic value for its shareholders.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits  -
--------

Financial Statements
--------------------

Reports on Form 8-K
-------------------


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MB SOFTWARE CORPORATION



Date: August 7, 2001                       /s/ Scott A. Haire
                                         --------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)