Form 10QSB
period 2001-09-30
MB SOFTWARE CORP
filed 2001-11-19
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

               For the quarterly period ended: September 30, 2001
                                                             ----

             [ ]TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                             MB SOFTWARE CORPORATION


Colorado                                                  59-2220014
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


As of September 30, 2001, 73,400,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes   [   ]               No   [ X ]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                        Quarter Ended September 30, 2001


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                         PAGE
                                                                        NUMBER
Item 1  -  Financial Statements

     Consolidated Balance Sheet
     September 30, 2001 (Unaudited) and December 31, 2000 (Audited)    F-1 - F-2

     Consolidated Statements of Operations  -
  for the Three and  Nine Months ended September 30, 2001
   and 2000  (Unaudited)                                                  F-3
     Consolidated Statements of Cash Flows
 for the Nine Months ended September 30, 2001and 2000(Unaudited)          F-4



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

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                 September 30,     December 31,
                                                                       2001             2000
                                                                 -------------     ------------
                                                                  (Unaudited)       (Audited)
                                                                 -------------     ------------
CURRENT ASSETS
       Cash                                                      $                 $      29,910

       Medical receivables, net allowance
             for doubtful accounts and contactual
             allowances of $1,118,630 and $972,689 in 2001 and
            2000, respectively                                         582,014           525,265
       Other receivable                                                 33,423              --
       Inventory                                                       140,000
       Prepaid expenses                                                  8,377            25,049

                                                                 -------------     -------------

                    Total current assets                               763,814           580,224
                                                                 -------------     -------------


PROPERTY AND EQUIPMENT, NET                                             77,786           116,127
                                                                 -------------     -------------

      OTHER ASSETS
       Note receivable - shareholder                                   350,000           350,000
       Employee Advance                                                 90,000            90,000
       License rights and other intangibles                            504,000              --
                                                                 -------------     -------------

                  Total assets                                   $   1,785,600     $   1,046,351
                                                                 =============     =============


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------
                                                                                September 30,      December 31,
                                                                                      2001             2000
                                                                                -------------    -------------
                                                                                 (Unaudited)       (Audited)

CURRENT LIABILITIES
       Cash Overdraft                                                           $      22,276    $        --
        Notes Payable                                                               2,194,520        1,658,870
       Current maturities of capital leases                                              --              1,494
       Accounts payable                                                               602,846          354,803
       Accrued liabilities                                                            487,686          500,120
                                                                                -------------    -------------

                    Total current liabilities                                       3,307,328        2,515,287

                                                                                -------------    -------------


SHAREHOLDERS' DEFICIT
     Series A senior cumulative convertible particpating preferred stock; $10 par value; 340,000 shares issued and outstanding
          in 2001 and 2000; dividends in arrears 2001 $895,644, and                 3,400,000        3,400,000
         2000, $725,644
     Undesignated preferred stock; $10 par value; 660,000 shares
       authorized; none issued                                                           --               --
       Common stock .001 par value;150,000,000 shares
          authorized; 73,400,000 and 70,300,000 shares issued                          73,400           70,300
          in 2001 and 2000, respectively
       Additional paid-in capital                                                   1,840,082        1,434,431
       Accumulated deficit                                                         (6,823,171)      (6,039,162)
       Deferred license and consulting costs, net                                        --           (232,466)

       Treasury stock, at cost; 408,029 shares                                        (12,039)         (12,039)
                                                                                -------------    -------------

                    Total shareholders' deficit                                    (1,521,728)      (1,378,936)
                                                                                -------------    -------------

                                                                                $   1,785,600    $   1,136,351
                                                                                =============    =============


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                                      Three Months Ended                 Nine Months Ended
                                                                ------------------------------    ------------------------------
                                                                September 30,    September 30,    September 30,    September 30,
                                                                      2001             2000             2001             2000
                                                                -------------    -------------    -------------    -------------
       Medical income - net of contractual
          Adjustments of $304,017 and $356,090 and $1,002,753
         and $1,083,712 in 2001 and 2000, respectively          $     231,105    $     523,502    $   1,461,386        1,628,573
       Sale of ScreenPhone                                             44,357            2,484           44,358            2,743
                                                                -------------    -------------    -------------    -------------

               Total revenues                                         275,462          525,986        1,505,744        1,631,316

COST OF REVENUES
       Cost of medical services                                       186,181          398,244          805,713        1,193,118
                                                                -------------    -------------    -------------    -------------

               Total cost of revenues                                 186,181          398,244          805,713        1,193,118
                                                                -------------    -------------    -------------    -------------

GROSS PROFIT                                                           89,281          127,742          700,031          438,198

OPERATING EXPENSES
       Selling, general & administrative                              353,347          302,680        1,044,428          902,331
       Depreciation and amortization                                   14,650           13,553           43,950           42,178
                                                                -------------    -------------    -------------    -------------

               Total operating expenses                               367,997          316,233        1,088,378          944,509
                                                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                 (278,716)        (188,491)        (388,347)        (506,311)

OTHER INCOME (EXPENSE)
       Impairment Loss                                               (232,466)            --           (232,466)            --
       Interest income and other                                         --              9,676           14,101           28,964
       Interest Expense                                               (74,822)         (39,227)        (177,246)         (99,476)
       Franchise Tax                                                     --               (900)             (50)            (900)
                                                                -------------    -------------    -------------    -------------
               Total other income (expense)                          (307,288)         (30,451)        (395,661)         (71,412)
                                                                -------------    -------------    -------------    -------------

             NET LOSS                                           $    (586,004)   $    (218,942)   $    (784,008)   $    (577,723)
                                                                =============    =============    =============    =============


Net Loss                                                        $    (586,004)    $   (218,942)    $   (784,008)    $   (577,723)

Plus: Cumulative preferred stock dividends                            (85,000)         (85,000)        (255,000)        (255,000)
                                                                -------------    -------------    -------------    -------------

            Loss available to common shareholders               $    (671,004)    $   (303,942)    $ (1,039,008)    $   (832,723)
BASIC AND DILUTED EARNINGS (L0SS) PER SHARE
   Continuing Operations                                        $       (0.01)    $      (0.01)    $      (0.01)    $      (0.01)

  Weighted-average common shares outstanding                       70,726,087       69,200,000       70,400,000       69,200,000


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            NINE MONTHS        NINE MONTHS
                                                               ENDED              ENDED
                                                           September 30,      September 30,
                                                                 2001               2000
                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Loss from continuing operations                     $    (784,008)     $    (577,723)
       Adjustments to reconcile  loss from continuing
        operations to cash used in operating activities:
                    Depreciation                                  43,950             42,178
                    Deferred license and
                         consulting costs recognized             251,216               --
                    Changes in assets and liabilities:
                          Accounts receivable                    (90,172)          (124,266)
                          Prepaid expenses                        16,672             14,936
                          Accounts payable                        (5,957)           (98,862)
                          Accrued liabilities                    (12,434)           112,937
                                                           -------------      -------------

Net cash used in continuing operations                          (580,733)          (630,800)

Net cash provided by discontinued operations                        --               79,859
                                                           -------------      -------------

Net cash used in operating activities                           (580,733)          (550,941)
                                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                         (5,609)              --
      Payments on notes receivable                                  --              (44,894)
      Issuance of notes receivable                                  --               90,000
                                                           -------------      -------------

Net cash provided by (used in)  investing activities              (5,609)            45,106

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital leases                                   (1,494)           (17,388)
     Payments on notes payable                                   (40,000)            (2,010)
     Proceeds from new borrowings                                224,000            364,799
     Proceeds from notes payable related parties                 351,650             99,000
     Bank overdraft                                               22,276             35,356
                                                           -------------      -------------

Net cash provided by financing activities                        556,432            479,757
                                                           -------------      -------------

NET DECREASE IN CASH                                             (29,910)           (26,078)

 Cash at beginning of period                                      29,910             26,078
                                                           -------------      -------------

  Cash at end of period                                    $        --        $        --
                                                           =============      =============

SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest            $      54,655      $      41,673
                                                           =============      =============

NON CASH INVESTING AND FINANCING ACTIVITIES:
       Common stock issued for assets                      $     390,000      $        --
                                                           =============      =============
Liabilities assumed for purchase of assets                 $      30,000      $        --
                                                           =============      =============
Payment to seller included in accounts payable             $     224,000      $        --
                                                           =============      =============

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation for the year ended December 31, 2000. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2: STOCKHOLDERS' EQUITY

During the second quarter of 2001, the Company issued 100,000 shares of common stock valued at $18,751 total consulting services. During the third quarter of 2001, the Company purchased assets from another company by issuing 3,000,000 shares of common stock valued at $390,000 total, issuing note for $224,000 and assuming a liability of $30,000. Purchase price was allocated to inventory $1409,000 and license rights and other intangibles $504,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

Forward-looking statements in this Form 10-QSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

General
-------

During the third quarter of 2001, MB Software Corporation (the "Company") continued operations of its Florida health care clinics and pursued development of online financial services for health care providers.

The health care division of the Company continued to focus on Company-owned physician practices in Florida. Florida law permits the corporate management practice of medicine of the type engaged in by the Company.

During the present quarter, the Company closed operations of one of its locations in Florida. The Company now owns two clinics, each located in Florida. The Company elected to close one of its facilities to address reduced patient volume resulting from the departure of one of the Company's physician employees.

The following summarizes the results of operations for the three-month and the nine-month periods ended September 30, 2001 and 2000.

Three Months Ended  September 30, 2001 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2000
--------

Revenue less contractual adjustments resulting from medical activities decreased 56% from $523,5502 for the three-month period ended September 30, 2000 to $ 231,105 for the three-months ended September 30, 2001.

The cost of medical revenues decreased 53% to $ 186,181 for the three months ended September 30, 2001, compared to $398,244 for the three months ended September 30, 2000. This decrease is attributable, in part, to the closing of one of the Florida locations as well as continued adherence to the Company's overall strategy to reduce costs.

The Company's gross profit for the third quarter decreased 30% to $ 89,281 for the third quarter ended September 30, 2001 from $ 127,742 for the third quarter ending September 2000. The decrease in gross profit is again directly related to the closing of one of the Company clinics together with the departure of one of the Company's physician employees.

The Company's selling, general and administrative expenses increased 17% to $353,347 for the three months ended September 30, 2001 as compared to $302,680 for the third quarter ending September 30, 2000. Reductions in administrative expenses were made during the third quarter of 2001. Despite the reductions, the overall increase is partially attributable to the costs attendant to implementation of the development and sales associated with the Internet Appliance. It is anticipated that Internet Appliance sales will ultimately generate significant revenue for the Company.

The net loss on operations increased 167% to $586,004 for the three-month period ended September 30, 2001 as compared to a loss of $218,942 for the three months ended September 30, 2000. $232,466 of the increase in the net loss is due to the write off of deferred license and consulting costs.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

The gross medical revenues decreased 10% to $1,461,386 for the nine-month period ended September 30, 2001, compared to $1,628,573 for the nine-month period ended September 30, 2000.

The cost of medical revenue decreased 32% to $805,713 for the nine-month period ended September 30, 2001, as compared to $1,193,118 for the nine-month period ended September 30, 2000. This decrease results from the Company's decision to discontinue operations at one of its locations.

The Company's gross profit for the nine-month period ended September 30, 2001 increased 60 % $700,031, compared to $436,198 for the period ended September 30, 2000.

The Company's selling, general and administrative expenses increased 16% to $1,044,428 for the nine-month period ended September 30, 2001 as compared to $902,331 for the nine-month period ended September 30, 2000. As in the present quarter, the initial expenses associated with the Internet Appliance have resulted in an increase in overall expenses over the nine-month period ending September 30, 2000.

Net operating loss increased 26 % to $784,008 for the nine-month period ended September 30, 2001, as compared to $577,723 for the nine month period ended September 30, 2000. This increase in the net operating loss reflects the impact of the three significant events that transpired in the present nine-month period: (1) The closing of one of the clinics, (2) the departure of one of the physician employees; and (3) the increased expenditures associated with the Internet Appliance.

It is anticipated that in the coming fiscal year sales of the ScreenPhone(TM) will result in decreased losses and increased revenue.


Liquidity and Capital Resources
-------------------------------

The Company's operations used $580,733 of cash during the nine months ended September 30, 2001 compared to a use of cash of $630,800 for the quarter ended September 30, 2000.

As of September 30, 2001, the Company had a working capital deficit of $2,543,514 compared to the working capital of ($1,356,578) at September 30, 2000. At September 30, 2001, the Company had a cash overdraft of $22,278.



PART II  - OTHER INFORMATION

Item 5.  Other Information.

On November 5, 2001, the Company entered into an agreement with Imagine Investments, Inc. to sell to a subsidiary of Imagine the Company's health care clinic business and shares of the Company's common stock in consideration for the cancellation of over $1.2 million in debt and the redemption of all of the issued and outstanding shares of the Company's Series A Preferred Stock. The issuance of the Company's common shares is dependent on certain conditions, with the number of shares to be issued ranging from approximately 2 million to 9 million shares. Consummation of the sale is subject to certain conditions, including approval of the transaction by the Company's shareholders.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

Exhibits -     10.1 Restructure and Settlement Agreement dated as of November 5,
               2001  by  and   among   MB   Software   Corporation,   Healthcare
               Innovations, LLC, Imagine Investments, Inc., and XHI2, Inc.

               10.2 Financial Statements - See Item 1 for financial statements filed with this report.


Reports on Form 8-K  - None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MB SOFTWARE CORPORATION



Date: 18th November, 2001                  /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.       Description

10.1 Restructure and Settlement Agreement dated as of November 5, 2001 by and among MB Software Corporation, Healthcare Innovations, LLC, Imagine Investments, Inc., and XHI2, Inc.

10.2 Financial Statements - See Item 1 for financial statements filed with this report.