Form 10KSB
period 2001-12-31
MB SOFTWARE CORP
filed 2002-04-15
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
                                     For the fiscal year ended December 31, 2001
                                                               -----------------

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

Issuer's revenues for its most recent fiscal year: $20,959. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001 was approximately $1,784,833.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

As of December 31, 2001, 73,400,000 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                             MB SOFTWARE CORPORATION

                                   Form 10-KSB
                      For the Year Ended December 31, 2001

                                                                     Page of
                                                                     Form 10 KSB
                                                                     -----------
 ITEM 1.  BUSINESS  ...........................................................4

 ITEM 2.  PROPERTIES...........................................................5

 ITEM 3.  LEGAL PROCEEDINGS....................................................5

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................5

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS..................................................5

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ..........................................6

 ITEM 7.  FINANCIAL STATEMENTS ................................................7

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...........................................7

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........8

 ITEM 10. EXECUTIVE  COMPENSATION..............................................9

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..........................................................9

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................10

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................10

                                     PART 1

Item 1. Business


         Until recently, MB Software Corporation (the "Company" or "MBSC") business was focused exclusively on the healthcare marketplace; owning and managing healthcare clinics and medical receivables. While the Company has overseen numerous changes in healthcare over the last 10 years, it has always remained focused on transactional revenue and residual income streams of revenue. During the 2001, the Company began evaluating how it could leverage its experiences within healthcare into the healthcare transaction market. This strategy would involve the divestiture of all healthcare facility-based lines of business, and a focus shifted entirely to the transaction market.

         In July of 2001, the Company acquired certain assets and assumed certain liabilities of Portalook, a California based company, which developed proprietary technology for use in enabling Internet transaction devices (ITDs) to be used as transaction processing devices in the field. The devices were identified as potential transaction devices for physician practices, and the technology developed for servers and the devices themselves, by Portalook, will serve as the starting point for a transaction services platform designed for healthcare.

         In an effort to pursue the strategy shift from owning and managing healthcare clinics and receivables, the Company moved to restructure its relationship with its preferred shareholders. In November 2001 the Company entered into a Restructure and Settlement Agreement with Imagine Investments, Inc. ("Imagine") and XHI(2), Inc., ("Imagine Sub"), which will alleviate the Company of Imagine and Imagine Sub's preferred stock positions in the Company, and eliminate a significant part of the Company's liabilities in return for the Company's Jacksonville clinic facility.


         The acquisition of the Portalook assets, along with the changes made to the Company's capitalization through the pending divestiture of the Jacksonville clinic were the significant events of 2001 for the Company.

Transaction Services

         The Company acquired the Portalook assets with the intent to provide transaction services, ranging from credit card transactions to insurance eligibility transactions, to physicians' practices. The Internet Transaction Device (ITD) technology that was acquired will serve as the key technology for processing transactions. Additional capital will be required for further development of this product and service offering, but the acquisition of the technology from Portalook will provide the first prototype or "beta" offering of transaction services involving Internet connectivity via low-cost appliance.

         As of the writing of this document, the Company was pursuing several healthcare customers with the intent of leveraging this platform to connect a variety of healthcare-related businesses to the Internet to conduct transactions relevant to their respective businesses. The transactions seen as viable candidates for this platform include: insurance verification, pharmacy orders, email, and potentially credit card transactions.

Healthcare / Practice Management Business

         The Company owned a total of three clinics in 2001, all of which were located in Florida. Florida law permits corporations to own medical clinics unlike several other states in which a corporation cannot own a clinic that employs medical doctors.

         During 2001, the Company elected to consolidate its clinic operations into a single facility in Jacksonville Florida. In addition, the Company planned to divest of the Jacksonville Clinic as it transitioned to a transaction services company. The Restructure and Settlement Agreement (previously mentioned above) entered into among and between MBSC, Imagine, and Imagine Sub in November of 2001 established the timeframe and manner by which the Company would divest of the Jacksonville Clinic.

         Management believes that recent healthcare trends in reimbursement and managed care policies created significant challenges in maintaining profitability within healthcare clinics. For this reason, the Company has elected to exit from this healthcare sector. Management recognizes that historically approximately 90% of revenue has been derived from the clinic business, but foresees more significant profits and longevity in the business of transaction processing, where the majority of revenue is of a recurring nature on a monthly business. In addition, the transaction processing business will yield strong opportunities outside of the healthcare market, which MBSC has seen as volatile.




Employees-

         The Company currently employs a total of approximately fifteen full time employees. The Company has no labor union contracts and believes its relationship with its employees is good.

Healthcare Facilities

         JACKSONVILLE, FLORIDA: Formerly three separate clinics have been consolidated into a single facility which provides state of the art pain management, physical therapy, and related medical services. The clinic is also equipped with physical rehabilitation equipment. This clinic is to be divested under the terms of the Restructure and Settlement Agreement mentioned above.


Item 2. Properties

         All premises occupied by the Company and subsidiaries are leased. The Company's principal executive office is located at Arlington, Texas at 2225 E. Randol Mill Road, Suite 305, Arlington, TX 76011. NFPM is located at 9143 Philips Highway, Suite 495, Jacksonville, Florida

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders

         For the year 2001, the Company did not conduct an annual shareholder's meeting.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The Company's common stock is traded under the symbol "MBSC" on NASDAQ's OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices of the Company's common stock:


BID PRICE
BY QUARTER ENDED:                           HIGH                       LOW
----------------                            ----                       ---
Year Ended 12/31/01
March, 2001                                 $.16                       $.11
June, 2001                                   .22                        .05
September, 2001                              .13                        .05
December, 2001                               .05                        .03


Year Ended 12/31/00
March, 2000                                 $.37                       $.12
June, 2000                                   .20                        .10
September, 2000                              .25                        .15
December, 2000                               .25                        .15


The Company had approximately 7,564 holders of record of its common stock as of December 31, 2001. No dividends have been paid on common stock and none are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a listing of the Company and its operating and discontinued subsidiaries as of December 31, 2001:

                                                Operating at                 Discontinued
                                    -------------------------------------------------------
Name of Company/Subsidiary               Location       December 31, 2001      in 2001
--------------------------          -----------------   -----------------   ---------------
MB Software Corporation (Parent)    Arlington, TX              Yes                No

Healthcare Innovations, LLC         Arlington, TX              Yes                No

N.F.P.M., LLC                       Jacksonville, FL           Yes                Yes


MB Practice Solutions, Inc.         Arlington, TX              Yes                No

eAppliance Innovations, LLC         Arlington, TX              Yes                No


         The Company through the Restructure and Settlement Agreement (previously mentioned above) has divested its self of the Jacksonville Clinic. Therefore, the results of operation summarized below will reflect the audited discontinued operations results.

         The Company will focus all of its activity on the transaction processing business that the Company believes to be the market for future growth.

         The following summarizes the results of operations for the twelve months ended December 31, 2001 and December 31, 2000 of the discontinued operations of the clinic as outlined in the Restructure and Settlement Agreement.

Medical  Activities:                              2001                   2000
--------------------------------------------------------------------------------

Income (Loss) Discontinued Operations Clinics   $143,911              ($187,586)

The following compares the results of operations for the twelve months ended December 31, 2001 and December 31, 2000 without the clinic operations.

         The  selling,   general  and   administrative   expenses  increased  to
$1,387,964 for the twelve months ended December 31, 2001 as compared to $815,336 for the twelve months ended December 31, 2000.

         The net loss from continuing operations increased to ($1,643,782) for the twelve-month period ended December 31, 2001, as compared to ($914,033) for the twelve months ended December 31, 2000. The increase is due to costs associated with Portalook's transcactions.

         The Company decided after the third quarter of 2001 to move the Company into the transaction field and committed its self to that end.

Liquidity and Capital Resources

         The Company's continuing operations used cash of $723,860 during the twelve months ended December 31, 2001 and $559,614 during the twelve months ended December 31, 2000. In 2001, the net cash amount provided by financing activities was $757,419.

         At December 31, 2001 and December 31, 2000, the Company had working capital deficits of $2,999,606. and $2,301,073, respectively. The Company has been working to raise capital in an attempt to decrease the working capital through financing activities. At December 31, 2001, the Company had checks in excess of bank balance of ($23,572.00). The net cash used in investing activities for 2001 was $71,011.

         The Independent Auditor's Report for the year ending December 31, 2001 ("Report"), states that the uncertainty of certain conditions raises substantial doubt about the ability of the Company to continue as a going concern. In raising the going concern issue, the Report cites past losses, the working capital deficit and whether the Company will be able to achieve profitable operations. The Company believes with the additional capital it plans on raising along with the settlement of preferred stock and restructure of debt will enable the Company to continue until its sales and transaction services operations are profitable.

         The Company does not anticipate any major equipment purchases for the twelve months of 2002.

         The Company did not have an annual stockholder' meeting for 2001.

Item 7. Financial Statements

         Filed as exhibits hereto are the following statements of the Company and its subsidiaries:

                                                                            Page
                                                                            ----
         Report of Independent Certified Public Accounts
              Weaver and Tidwell, L.L.P.                                    F-1

         Financial Statements

                Consolidated Balance Sheets as of December 31,
                2001 and 2000                                               F-2

                Consolidated Statements of Operations for the years
                ended December 31, 2001 and 2000                            F-4

                Consolidated Statements of Changes in Shareholders' Deficit
                for theyears ended December 31, 2001 and 2000               F-6

                Consolidated Statements of Cash Flows for the
                years ended December 31, 2001 and 2000                      F-8

                Notes to Consolidated Financial Statements                  F-10

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                      Year First
Name                         Age         Position                       Elected
----                         ---         --------                       -------

Scott A. Haire               37          President, Director              1993

Gilbert A. Valdez            58          Chief Operating Officer          1996

Araldo A. Cossutta           77          Director                         1994

Steven W. Evans              51          Director                         1994

Robert E. Gross              57          Director                         1994

Thomas J. Kirchhofer         61          Director                         1994

Lucy J. Singleton            64          Secretary                        1995

         Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All directors agreed to remain until the 2002 annual meeting.

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



------------------------------------------------------------------------------------------
                                                                Long Term Compensation
   Name and                Annual Compensation                  ----------------------
   Principal               -------------------          Restricted   Options      All
   Position                                             Stock       /SARS         Other
                  Year    Salary($)    Bonus   Other    Awards      # shares (2)  Comp.($)
------------------------------------------------------------------------------------------

Scott A. Haire    2001    120,000       -0-     -0-       -0-           -0-         -0-
  President       2000    120,500       -0-     -0-       -0-           -0-         -0-
                  1999    140,500       -0-     -0-       -0-           -0-         -0-
------------------------------------------------------------------------------------------


              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Values

         The following table provides information concerning option exercises in fiscal 2001 and the value of unexercised options held by each of the named Executive Officers at December 31, 2001.


-------------------------------------------------------------------------------------------------------
     Name        Shares Acquired      Value          No. of unexercised        Value of unexercised
                 on Exercise (#)    Realized ($)       options /SARs at        in-the-money options/
                                                        at FY-End (#)             SARs at FY-end($)
                                                    exercisable/unexercisabl  exercisable/unexercisable
-------------------------------------------------------------------------------------------------------
Scott A. Haire        -0-              N/A                3,300,000                   -0-
--------------------------------------------------------------------------------------------------------



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2001, regarding the beneficial ownership of capital stock of the Company by: (i) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.



                                           Amount and Nature
Name of Beneficial                           of Beneficial              Percent
Owner of Group(1)                              Ownership                of Class
------------------                         -----------------            --------
Scott A. Haire                               30,021,297 (2)                61.0%

Araldo A. Cossutta                            3,082,025                     6.0%

Steven W. Evans                               1,700,000 (3)                 3.0%

Gilbert Valdez                                  300,000 (4)                   *

Robert E. Gross                                 200,000 (5)                   *

Thomas J. Kirchhofer                            150,000 (6)                   *

R-M-S Investments, LTD.                      11,000,000                    22.0%

All Directors and Executive Officers         49,453,322                      98%
as a group(six in number)
----------
*        Less than 1%.

(1) The address for each person or entity listed above is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.
(2) Includes 3,300,000 shares, respectively, that are presently exercisable by Mr. Haire.
(3) Consists of 200,000 shares subject to options that are presently exercisable by Mr. Evans.
(4) Consists of 300,000 shares subject to options that are presently exercisable by Mr. Valdez.
(5) Consists of 200,000 shares subject to options that are presently exercisable by Mr. Gross.
(6) Consists of 150,000 shares subject to options that are presently exercisable by Mr. Kirchhofer. . Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits Reports on Form 8-K

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

                                      MB SOFTWARE CORPORATION

                                       By: /s/ Scott A. Haire
                                          -------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)

Date:  April 15, 2002

                             MB SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                DECEMBER 31, 2001

                                 C O N T E N T S


                                                                            Page
                                                                            ----


INDEPENDENT AUDITOR'S REPORT.................................................F-1


FINANCIAL STATEMENTS

     Consolidated Balance Sheets.............................................F-2


     Consolidated Statements of Operations...................................F-4


     Consolidated Statements of
         Changes in Shareholders' Deficit....................................F-6


     Consolidated Statements of Cash Flows...................................F-8


     Notes to Consolidated Financial Statements.............................F-10

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
MB Software Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of MB Software Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 15, 2002 except as to the  information  presented in Note 14 for which the date is April 15, 2002


                             MB SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                           2001          2000
                                                        -----------    -----------
         ASSETS

CURRENT ASSETS
     Cash                                               $      --      $    37,452
     Accounts receivables, net of allowance
        for doubtful accounts of $0 for
        both years                                            7,250          1,162
     Inventory                                              131,740           --
     Note receivable                                          2,000           --
     Prepaid expenses and other                              33,941         20,917
                                                        -----------    -----------

           Total current assets                             174,931         59,531

PROPERTY AND EQUIPMENT, NET                                  83,654          7,852

OTHER ASSETS
     Software license, net                                  368,780           --
     Notes receivable - related parties                     361,789        350,000
     Employee advances                                         --           90,000
                                                        -----------    -----------

                                                            730,569        440,000
ASSETS OF DISCONTINUED
     OPERATIONS                                             474,574        628,968
                                                        -----------    -----------

TOTAL ASSETS                                            $ 1,463,728    $ 1,136,351
                                                        ===========    ===========

The Notes to Consolidated Financial Statements are an intergral part of these statements.
                                      F-2



                             MB SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                            2001           2000
                                                        -----------    -----------
         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable                                      $ 2,099,035    $ 1,658,870
     Current maturities of capital leases                      --            1,494
     Checks in excess of bank balance                        23,572           --
     Accounts payable                                       326,112        270,081
     Accrued liabilities                                    725,818        430,159
                                                        -----------    -----------

           Total current liabilities                      3,174,537      2,360,604

LIABILITIES OF DISCONTINUED OPERATIONS                      385,472        154,683
                                                        -----------    -----------

           Total liabilities                              3,560,009      2,515,287

SHAREHOLDERS' DEFICIT
     Series A senior cumulative convertible
        participating preferred stock; $10 par value;
        340,000 shares issued and outstanding in
        2001 and 2000; dividends in arrears
        2001 $1,065,644, 2000 $725,644                    3,400,000      3,400,000
     Undesignated preferred stock; $10 par value;
        660,000 shares authorized; none issued                 --             --
     Common stock;  $.001 par value; 150,000,000
        shares authorized; 73,400,000 and 70,300,000
        shares issued in 2001 and 2000, respectively         73,400         70,300
     Additional paid-in capital                           2,011,391      1,434,431
     Accumulated deficit                                 (7,569,033)    (6,039,162)
     Deferred license and consulting cost, net                 --         (232,466)
                                                        -----------    -----------

                                                         (2,084,242)    (1,366,897)
     Treasury stock, at cost; 407,446 shares                (12,039)       (12,039)
                                                        -----------    -----------

           Total shareholders' deficit                   (2,096,281)    (1,378,936)
                                                        -----------    -----------

TOTAL LIABILITIES AND
     SHAREHOLDERS' DEFICIT                              $ 1,463,728    $ 1,136,351
                                                        ===========    ===========

The Notes to Consolidated Financial Statements are an intergral part of these statements.
                                      F-3

                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                         2001           2000
                                                     -----------    -----------
REVENUES
     Product sales                                   $    20,959    $      --
     Other                                                  --            4,589
                                                     -----------    -----------

           Total revenues                                 20,959          4,589

COST OF REVENUES
     Cost of product sales                                19,949           --
     Other                                                  --           13,736
                                                     -----------    -----------

           Gross profit (loss)                             1,010         (9,147)
                                                     -----------    -----------

OPERATING EXPENSES
     Selling, general & administrative                 1,387,964        815,336
     Depreciation and amortization                        61,120          2,212
                                                     -----------    -----------

           Total operating expenses                    1,449,084        817,548
                                                     -----------    -----------
           Loss from operations                       (1,448,074)      (826,695)

OTHER INCOME (EXPENSE)
     Interest expense                                   (328,330)      (131,695)
     Interest income                                      28,486         44,357
                                                     -----------    -----------

           Total other income (expense)                 (299,844)       (87,338)

           Loss before benefit for income taxes       (1,747,918)      (914,033)

BENEFIT FOR INCOME TAXES                                 (74,136)          --
                                                     -----------    -----------

           Loss from continuing operations            (1,673,782)      (914,033)

The Notes to Consolidated Financial Statements are an intergral part of these statements.
                                      F-4

                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (continued)



                                                        2001            2000
                                                   ------------    ------------
DISCONTINUED OPERATIONS
        Income (loss) from operations, net of tax
           effect in 2001 of $74,136 and
           in 2000 of $0                                143,911        (187,586)
                                                   ------------    ------------

        Net loss                                   ($ 1,529,871)   ($ 1,101,619)
                                                   ============    ============


Loss from continuing operations                    ($ 1,673,782)   ($   914,033)

Plus cumulative preferred stock dividends              (340,000)       (340,000)
                                                   ------------    ------------

        Loss available to common shareholders      ($ 2,013,782)   ($ 1,254,033)
                                                   ============    ============

BASIC AND DILUTED LOSS
     PER SHARE
        Continuing operations                      ($      0.03)   ($      0.01)
        Discontinued operations                           (0.00)          (0.00)
                                                   ------------    ------------

                                                   ($      0.03)   ($      0.01)
                                                   ============    ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                              71,234,246      69,275,833
                                                   ============    ============

The Notes to Consolidated Financial Statements are an intergral part of these statements.
                                      F-4


                             MB SOFTWARE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                      Series A
                                    Preferred Stock              Common Stock
                                -------------------------   -------------------------
                                   Shares        Amount        Shares       Amount
                                -----------   -----------   -----------   -----------
BALANCE,
    DECEMBER 31, 1999               340,000   $ 3,400,000    69,200,000   $    69,200
      Stock issued for
        license and con-
        sulting agreement              --            --       1,100,000         1,100
      Realization of deferred
        license and
        consulting cost                --            --            --            --
      Capital contribution
        from sale of
        subsidiary                     --            --            --            --
      Net loss                         --            --            --            --
                                -----------   -----------   -----------   -----------

BALANCE,
    DECEMBER 31, 2000               340,000     3,400,000    70,300,000        70,300
      Stock issued for
        consulting agreement           --            --         100,000           100
      Stock issued for assets          --            --       3,000,000         3,000
      Impairment of deferred
        license and
        consulting cost                --            --            --            --
      Warrants attached to
        issuance of debt            127,310
      Warrants issued
        for compensation             44,000
      Net loss                         --            --            --            --
                                -----------   -----------   -----------   -----------

BALANCE,
    DECEMBER 31, 2001               340,000   $ 3,400,000    73,400,000   $    73,400
                                ===========   ===========   ===========   ===========

The Notes to Consolidated Financial Statements are an intergral part of these statements.

                            MB SOFTWARE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                  (continued)


                                Additional
                                  Paid-in     Accumulated    Deferred      Treasury
                                  Capital       Deficit       Service        Stock
                                -----------   -----------   -----------   -----------
BALANCE,
    DECEMBER 31, 1999           $ 1,103,005   ($4,937,543)  $      --     ($   12,039)
      Stock issued for
        license and con-
        sulting agreement           252,050          --        (253,150)         --
      Realization of deferred
        license and
        consulting cost                --            --          20,684          --
      Capital contribution
        from sale of
        subsidiary                   79,376          --            --            --
      Net loss                         --      (1,101,619)         --            --
                                -----------   -----------   -----------   -----------

BALANCE,
    DECEMBER 31, 2000             1,434,431    (6,039,162)     (232,466)      (12,039)
      Stock issued for
        consulting agreement         18,650          --            --            --
      Stock issued for assets       387,000          --            --            --
      Impairment of deferred
        license and
        consulting cost                --            --         232,466          --
      Warrants attached to
        issuance of debt
      Warrants issued
        for compensation
      Net loss                         --      (1,529,871)         --            --
                                -----------   -----------   -----------   -----------

BALANCE,
    DECEMBER 31, 2001           $ 2,011,391   ($7,569,033)  $      --     ($   12,039)
                                ===========   ===========   ===========   ===========


The Notes to Consolidated Financial Statements are an intergral part of these statements.
                                      F-7


                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                           2001           2000
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss from continuing operations                   ($1,673,782)   ($  914,033)

     Adjustments to reconcile loss
        from continuing operations to net cash
        used in operating activities:

        Accretion of debt                                   58,562           --
        Impairment allowance                                  --          192,771
        Depreciation and amortization                       61,120          3,181
        Deferred license and
           consulting costs recognized                     232,466         20,684
        Stock issued for consulting                         18,750           --
        Warrants issued for compensation                    44,000           --
        Changes in assets and liabilities:
           Accounts receivable                              (6,088)        38,910
           Inventory                                         8,266           --
           Prepaid expenses and other                      (13,024)       (21,850)
           Checks in excess of bank balance                 23,572           --
           Accounts payable and accrued liabilities        137,690        153,597
           Employee advances                                90,000        (90,000)
                                                       -----------    -----------

              Net cash used in continuing operations    (1,018,468)      (616,740)

              Net cash provided by
                 discontinued operations                   294,608         57,126
                                                       -----------    -----------

              Net cash used in operating activities       (723,860)      (559,614)


CASH FLOWS FROM INVESTING ACTIVITIES
     Loans made on notes
        receivable to related party                        (22,789)       (15,050)
     Capital expenditures                                  (48,222)          --
                                                       -----------    -----------

              Net cash used in investing activities        (71,011)       (15,050)


The Notes to Consolidated Financial Statements are an intergral part of these statements.


                             MB SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (continued)



                                                            2001         2000
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings                     (239,337)      (300,400)
     Principal payments on capital leases                   (1,494)       (16,559)
     Proceeds from loans and warrants                      998,250        905,200
                                                       -----------    -----------
           Net cash provided by financing activities       757,419        588,241
                                                       -----------    -----------

           Net increase (decrease) in cash                 (37,452)        13,577

CASH AND CASH EQUIVALENTS,
     beginning of year                                      37,452         23,875
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS,
     end of year                                       $      --      $    37,452
                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURES
     OF CASH FLOWS INFORMATION
        Cash paid during the year for:
           Interest                                    $   169,996    $    58,998
                                                       ===========    ===========

           Taxes                                       $      --      $       472
                                                       ===========    ===========


SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
        Assets disposed in settlement of debt          $      --      $    26,434
        Debt settled by disposal of assets                    --         (105,811)
        Stock issued for license
           agreement and consulting                           --          253,150
        Note receivable, impaired                             --          177,721
        Stock issued for assets                            390,000           --
        Accounts payable and accrued liabilities
           assumed in assets acquistion                    214,000           --

The Notes to Consolidated Financial Statements are an intergral part of these statements.
                                       F-9

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  ORGANIZATION AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Presentation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthcare Innovations, LLC
          (HI), North Florida Physical Medicine, LLC (NFPM), MB Practice Solutions, LLC. (MBPS) and eAppliance Innovations, LLC.

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

          In July of 2001, the Company acquired certain assets and assumed certain liabilities of Portalook, a California based company, which developed proprietary technology for use in enabling Internet Transaction Devices (ITD's) to be used as transaction processing devices in the field.

          On  November 5, 2001,  the  Company  entered  into a  restructure  and settlement agreement with Imagine Investments, Inc. (Imagine). Pursuant to the agreement, which was approved by the shareholders on February 11, 2002, the Company will transfer its interest in NFPM and give common stock in exchange for settlement of debt and preferred stock. As a result of this agreement, certain assets, liabilities and operations of NFPM are presented as discontinued.

          The Company will now focus on the sale and development of the Company's internet transaction devices (ITD's) and transaction services which range from credit card transactions to insurance eligibility transactions for the medical and potentially other professions.

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

NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Going Concern Basis - continued

          Management plans to raise capital through debt private placement with attached equity instruments. Management believes that the additional capital coupled with the settlement of preferred stock and restructure of debt will enable the Company to continue until the ITD sales and transaction services operations become profitable.

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

     Inventory

          Inventory consists of ITD's hardware recorded at cost, first-in, first-out basis.

     Revenue Recognition

          The Company's operating revenue currently consists of ITD sales which are recognized upon shipment to customers. Revenues from discontinued operations consist of sales of the Company's medical clinic fees which are recognized at the time the medical services are rendered (see Note 11 Discontinued Operations).

     Contractual Adjustments and Contractual Allowances

          Medical clinic fees are reported net of contractual adjustments. Contractual adjustments are adjustments made to gross medical clinic fees for the amounts contractually not billable to third party payors and/or adjustments for uncollectible charges. Management periodically analyzes these adjustments and adjusts the allowances for doubtful accounts and contractual allowances accordingly. Management's adjustments for allowance for doubtful accounts and contractual adjustments require significant estimates and it is at least reasonably possible that these estimates could "change in the near term" (see Note 11).

     Property and Equipment

          Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from five to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Earnings (Loss) Per Common Share and Common Share Equivalents

          Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period.
          Potential common stock consists of convertible preferred stock and stock options. In 2001 and 2000, the potential common stock was considered anti-dilutive due to the loss from continuing operations.

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

     Business and Credit Risk Concentrations

          The Company's ITD sales are to customers in the United States of America. The Company's medical clinics provide services to patients located in Florida. None of the patients receivables were individually significant.

          Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. The allowance for uncollectible accounts receivable from continuing operations for December 31, 2001 and 2000 was $0. See Note 13 for discontinued operations.

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

NOTE 1.   ORGANIZATION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES - continued

     Software Development

          The Company capitalizes software development costs after technological feasibility has been established in accordance with Financial Accounting Standards Board Statement Number 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs are amortized over the greater of the ratio that current gross revenues bear to the current and future gross revenues or amortized using the straight line basis over the estimated economic life of the software.

          Included in other assets is a software license purchased from Portalook of $420,000, net of accumulated amortization of $51,220.

          Software development costs incurred by the Company for the development of the PatentMed 2000 internet appliance of $243,963 were expensed in 2001. No software development costs were incurred in 2000.

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

     Recently Issued Accounting Standards

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No.17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. The Company is currently in the process of
          finalizing   the   determination   of  the  impact  of  the  new  FASB

NOTE 1.   ORGANIZATION AND SUMMARY OF
              SIGNIFICANT ACCOUNTING POLICIES - continued

     Recently Issued Accounting Standards - continued

          pronouncement concerning goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001.


          SFAS No. 143, Accounting for Asset Retirement Obligations was also issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business. The Company as opted for early adoption of this statement effective January 1, 2001. Adoption of this statement did not have a material effect on the consolidated financial statements for the year ended December 31, 2001.


NOTE 2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001 and 2000:

                                                              2001       2000
                                                             --------   --------

      Office equipment                                       $ 15,342   $ 13,618
      Computer equipment                                       92,618      8,641
      Furniture and fixtures                                      747        747
                                                             --------   --------

                                                              108,707     23,006
      Less accumulated depreciation and amortization           25,053     15,154
                                                             --------   --------

                                                             $ 83,654   $  7,852
                                                             ========   ========

     Depreciation expense was $9,900 and $3,181 for the years ended December 31, 2001 and 2000, respectively. See Note 13 for discontinued operations.



NOTE 3.   NOTES PAYABLE

     Notes payable consist of the following as of December 31:

                                                                2001         2000
                                                             ----------   ----------
     Prime plus 1% line of credit with a bank,
     due on demand,  secured  by accounts receivable         $     --     $  140,070

     8% note payable to a shareholder, due on demand,
     unsecured                                                    2,000        2,000

     10% note payable to a company  related  through
     dcommon  ownership, ue on demand, unsecured                113,500      100,000

     8% note payable to a  shareholder,  due July 1, 2001,
     unsecured - related party                                  300,000      300,000

     8% note payable to a shareholder, due July 1, 2001,
     unsecured                                                   12,000       12,000


     10% note payable to an investor, due July 1, 2001,
     related party                                              500,000      500,000


     10% note payable to a shareholder, due
     December 31, 2001, unsecured - related party               695,282      454,800

     15% note payable to a financing entity, due
     December 15, 2000, unsecured                               150,000      150,000

     10% notes payable to shareholders  or companies
     related by common ownership, due on demand,
     unsecured                                                   85,000         --

     12% to 10% notes  payable to  shareholders,  due from
     December 1, 2001 to February 26, 2002, unsecured           205,253         --

     12% notes payable to companies  related by common
     ownership,  due on demand, unsecured                        36,000         --
                                                             ----------   ----------

                                                             $2,099,035   $1,658,870
                                                             ==========   ==========


     See Note 13 for discontinued operations.


NOTE 4.   PREFERRED STOCK

     The Series A Senior Cumulative Convertible Participating Preferred Stock ("Series A Stock") is entitled to receive cash dividends of $1 per share per annum accruing from the date of issuance. Such dividends are cumulative and must be paid before any dividends can be paid on the common stock. The

     Series A Stock is convertible into common stock, at the option of the holders, into a maximum of 29,267,324 shares of common stock upon: (a) the sale of substantially all of the assets of the Company; (b) a change in control of the Company; (c) the dissolution of the Company; or (d) October 1, 2000. If the Series A Stock is not converted into common stock, it becomes redeemable at the option of the holder any time after October 1, 2000 at a redemption price of $10 per share. Should the Company fail to redeem any share of the Series A Stock after a redemption request, the Series A stockholders shall have the right to elect a majority of the Company's board of directors and the Company shall pay interest on the redemption price at the rate of prime plus 5% until actually redeemed. At December 31, 2001 and 2000, dividends in arrears on preferred stock was $1,065,644 and $725,644, respectively. See Note 13 Discontinued Operations for description of restructure and settlement agreement.


NOTE 5.   INCOME TAXES

     The components of tax expense (benefit) are as follows:
                                                            2001         2000
                                                        ----------   ----------

     Current                                            ($  74,136)  $     --
     Deferred                                                 --     (     --  )
                                                        ----------   ----------

                                                        ($  74,136)  ($    --  )
                                                        ==========   ==========

     A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2001 and 2000 is as follows:

                                                           2001         2000
                                                        ----------   ----------

     Expected federal income tax benefit                ($ 520,156)  ($ 374,550)
     State income taxes                                       --           --
     Valuation allowance and other                         446,020      374,550
     Utilization of net operating loss                  (     --  )  (     --  )
                                                        ----------   ----------

                                                        ($  74,136)  ($    --  )
                                                        ==========   ==========

     Deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                          2001         2000
                                                        ----------   ----------

     Current deferred tax asset                         $  452,651   $  380,334
     Valuation allowance for
          current deferred tax asset                      (452,651)    (380,334)
                                                        ----------   ----------

     Net current deferred tax asset                     $     --     $     --
                                                        ==========   ==========

     Non-current deferred tax asset                     $2,521,426   $2,276,255
     Valuation allowance for
          non-current deferred tax asset                (2,521,426)  (2,276,255)
                                                        ----------   ----------

     Net non-current deferred tax asset                 $     --     $     --
                                                        ==========   ==========

     At December 31, 2001, the current deferred tax asset results from reserve for accounts receivable which is not deductible for tax purposes until actually written off. The non-current deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is not certain. The net change in the valuation allowance for 2001 and 2000 was $317,488 and $867,558, respectively.

     MB generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2001, subject to limitations under Internal Revenue Code ss.382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not previously utilized. The net operating loss carry forward at December 31, 2001 is approximately $7,416,000 and will begin to expire in 2008, if not previously utilized.


NOTE 6.   COMMITMENTS

     The Company has non-cancelable leases for office space and equipment. Future minimum payments under these leases and other equipment operating leases are payable as follows:

            Year Ended
           December 31,
           ------------

              2002                                                   $   228,119
              2003                                                        61,004
                                                                     -----------
                                                                     $   289,123
                                                                     ===========

     Lease and rent expense under non-cancelable operating leases for 2001 and 2000 were $299,818 and $394,449, respectively.


NOTE   7.   LEGAL PROCEEDINGS

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


NOTE 8.   STOCK OPTIONS

     Effective May 5, 1994, the Board of Directors  approved an Incentive  Stock
     Option Plan ("Plan") for key executives and employees. A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:

                                                                           Other                Combined
                                      Plan Options                 Compensatory Options           Total
                               ----------------------------    ----------------------------    ------------
                                                 Weighted                        Weighted
                                                 Average                         Average
                                                 Exercise                        Exercise
                                  Options          Price          Options          Price          Options
                               ------------    ------------    ------------    ------------    ------------
     Outstanding at 12/31/99      1,550,000    $        .09       3,450,000    $        .22      5,000,000

     Granted                           --               --             --               --            --
     Exercised                         --               --             --               --            --
     Forfeited                     (500,000)            .09    (  3,450,000)            .22   (  3,950,000)
                               ------------                    ------------                   ------------

     Outstanding at 12/31/00      1,050,000             .09            --               --       1,050,000

     Granted                           --               --        5,200,000             .05      5,200,000
     Exercised                         --               --             --               --            --
     Forfeited                     (900,000)            .09            --               --        (900,000)
                               ------------                    ------------                   ------------

     Outstanding at 12/31/01        150,000    $        .15       5,200,000    $        .05      5,350,000
                               ============                    ============                   ============


     There were no options granted during 2000. All of the 5,350,000 outstanding stock options are fully vested at December 31, 2001. The weighted average contractual life is 2.9 years.

     The fair value of options granted during the year is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 2.76%; a weighted average expected life of 2.25 years; expected volatility of 228%; and no dividends. The weighted average fair value of options granted during 2001 was $237,932.

     Options granted during 2001 were to employees and directors and, as a result, no compensation cost was recognized. Had compensation been determined based on the fair value at the grant date, the Company's net income would have been reduced as follows:

     Net loss
          As reported                          $   1,529,871
                                               =============

          Pro forma                            $   1,767,803
                                               =============

     Basic loss per share
          As reported                          ($       0.03)
                                               =============

          Pro forma                            ($       0.03)
                                               =============


NOTE 9.   STOCK WARRANTS

     During 2001, the Company  issued  warrants to several  stockholders  of the
     Company.  Of the total  warrants  issued,  warrants to  purchase  2,500,000 shares of common stock were attached to debt,  while the other 400,000 were compensatory.

     A summary of the Company's warrants issued and other compensatory warrants follows:

                                     Warrants                 Other            Combined
                                  Attached to Debt     Compensatory Warrants     Total
                               ---------------------   ---------------------   ---------
                                            Weighted                Weighted
                                            Average                 Average
                                            Exercise                Exercise
                                Warrants     Price      Warrants     Price      Warrants
                               ---------   ---------   ---------   ---------   ---------
     Outstanding at 12/31/00        --     $     --         --     $      --        --
          Granted              2,500,000         .01     400,000         .01   2,900,000
          Exercised                 --           --         --           --         --
          Forfeited                 --           --         --           --         --
                               ---------               ---------               ---------

     Outstanding at 12/31/01   2,500,000   $     .01     400,000   $     .01   2,900,000
                               =========               =========               =========


     All of the 2,900,000 outstanding stock warrants are fully vested at December 31, 2001. The weighted average remaining contractual life is 2.4 years.

     The fair value of warrants granted during the year was estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 3.28%; a weighted average expected life of 2.04 years; expected volatility of 227%; and no dividends. The weighted average fair value of options granted during 2001 was $306,568.

     Warrants granted during 2001 were to employees and directors. Compensation of $44,000 was recognized for the compensatory warrants. No compensation was recognized for the warrants attached to debt. Had compensation been determined based on the fair value at the grant date, there would be no material impact on net loss or loss per share.


NOTE 10.   BUSINESS SEGMENT INFORMATION

     As a result of the discontinued operations of NFPM, the Company's continuing operations are in one business segment.


NOTE 11.   RELATED PARTY TRANSACTIONS

     Notes receivable from related parties consist of two notes. The first note is due from Scott A. Haire dated November 1, 1999 for the original principal sum of $350,000. Interest accrues at an annual rate of 8%. Accrued interest at December 31, 2001 and 2000 was $33,455 and $19,513, and interest income for each of the years then ended was $28,000. The second note is due from a company owned by Scott A. Haire dated December 31, 2001 for the original principal sum of $11,789 with interest accruing at an annual rate of 12%. Included in employee advance at December 31, 2000 is $90,000, due directly or indirectly from an employee of the Company. As of December 31, 2001, it became apparent the advance, including interest accrued during 2001 of $2,667, were impaired and, as a result, management has provided an impairment allowance of $92,667.


     The Company has various notes payable to shareholders and other related parties. The notes and various terms are identified in Note 3 - Notes Payable. Interest expense incurred under related party notes payable for the years ended December 31, 2001 and 2000 were $266,298 and $109,444, respectively. Accrued interest at December 31, 2001 and 2000 was $386,263 and $248,813, respectively.

     The Company provides limited administrative services to other companies affiliated through common ownership of Company shareholders.


NOTE 12.   ACQUISTIONS

     On July 31, 2001 the Company purchased certain assets including: inventory valued at $140,000, property and equipment valued at $84,000 and a software license valued at $420,000 from Portalook, Inc. The purchase price was allocated to the assets acquired based on their relative fair values on the purchase date. Purchase price for the assets was cash of $40,000, a payable of $184,000, assumed liability of $30,000 and 3,000,000 shares of common stock valued at $390,000, based on fair value of common stock on the purchase date. The purchase of the Portalook assets allows the Company to sell internet transaction devices and to develop supporting services.


NOTE 13.   DISCONTINUED OPERATIONS

     On November 5, 2001, the Company entered into a restructure and settlement agreement with Imagine Investments, Inc. (Imagine). Pursuant to the agreement, which was approved by the shareholders on February 11, 2002, the Company is transferring its interest in North Florida Physical Medicine, LLC (NFPM) to Imagine and Imagine is converting the convertible preferred stock and convertible debt to common stock and, accordingly, no gain or loss will be recorded on the transaction. The expected disposal date is April 1, 2002. Accordingly, the assets, liabilities and operating results of NFPM have been segregated from continuing operations and reported as separate line items on the balance sheets and statements of operations.

     Condensed balance sheets and operating results from discontinued operations are as follows:

                                                              2001       2000
                                                             --------   --------
                               Balance Sheets
     Assets:
          Accounts receivable, net and other current assets  $405,119   $520,693
          Property and equipment, net                          69,455    108,275
                                                             --------   --------

     Total assets                                            $474,574   $628,968
                                                             ========   ========

         Liabilities
              Current maturities of long-term debt   $   250,000    $      --
              Other current liabilities                  135,472        154,683
                                                     -----------    -----------

         Total Liabilities                           $   385,472    $   154,683
                                                     ===========    ===========


                                                            2001           2000
                                                     -----------    -----------
                           Statements of Operations
         Revenues:
              Medical fees                           $ 1,914,952    $ 2,300,142
         Expenses:
              Cost of medical                           (940,568)    (1,499,250)
              Selling, general and administrative       (711,018)      (932,392)
              Depreciation                               (45,339)       (55,783)
                                                     -----------    -----------

              Income (loss) from operations              218,027       (187,283)
              Other income (expenses)                         20           (303)
                                                     -----------    -----------

         Income (loss) before taxes                      218,047       (187,586)

              Income tax provision                        74,136           --
                                                     -----------    -----------

         Income (loss) from discontinued operations  $   143,911    ($  187,586)
                                                     ===========    ===========

     The allowance for uncollectible accounts receivable associated with NFPM's trade accounts receivable at December 31, 2001 and 2000 was $1,296,284 and $1,338,059, respectively. Included in accounts receivable and other current assets is $9,000 due from a related party at December 31, 2001. The accumulated depreciation associated with NFPM's property and equipment at December 31, 2001 and 2000 was $242,042 and $196,702, respectively. The note payable at December 31, 2001 is due to a shareholder on May 5, 2002 with interest at 10%, and it is unsecured.


NOTE 14.   SUBSEQUENT EVENT

     On April 11, 2002, the Company agreed in principle to the Restructure and Settlement Agreement with Imagine Investments, Inc. (Imagine) effective April 1, 2002. In accordance with the agreement, the Company will convert 340,000 shares of Series A Convertible Preferred Stock, dividends in arrears, convertible debt and accrued interest on the debt, all held by Imagine, into 4,500,000 shares of common stock and the Company will convey to Imagine its ownership in NFPM. The difference between the par value of the common stock issued in the conversion plus the carrying value of NFPM and the preferred stock plus the debt will be added to paid-in capital. No gain or loss on the transaction with the preferred stockholder will be recognized.