Form 10QSB
period 2002-03-31
MB SOFTWARE CORP
filed 2002-06-03
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each Exchange
Title of Each Class                                        on Which Registered
-------------------                                         ------------------
       Common                                               OTC BULLETIN BOARD

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

As of May 20, 2002, 1,784,833 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                     Yes  [ ]                 No   [X]

                             MB SOFTWARE CORPORATION

                                   Form 10-QSB

                          Quarter Ended March 31, 2002


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                     PAGE NUMBER

         Item 1  -  Financial Statements

            Consolidated Balance Sheets
            March 31, 2002(Unaudited) and December 31, 2001 (Audited)  F-1 - F-2

            Consolidated Statements of Operations  -
            for the Three Months ended March 31, 2002(Unaudited) and
            March 31, 2001 (Unaudited)                                       F-3

            Consolidated Statements of Cash Flows
            for the Three Months ended March 31, 2002(Unaudited)
            and March 31, 2001 (Unaudited)                                   F-4


         Item 2  -  Management's Discussion
         and Analysis of Financial Condition and
         Results of Operations                                                3

PART II - OTHER  INFORMATION

            Submission of Matters to Vote of Security Holders                 5


         Item 6  -  Exhibits
         and Reports on Form 8-K                                              6

SIGNATURES                                                                    6

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS
                                     ------


                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS
   Cash                                              $       --     $       --

   Accounts receivables, net of allowance
         for doubtful accounts of $0 for both years         7,250          7,250
   Inventory                                              131,740        131,740
   Notes receivable                                         8,439          2,000
   Prepaid expenses                                        41,388         33,941
                                                     ------------   ------------

                 Total Current Assets                     188,817        174,931
                                                     ------------   ------------


PROPERTY AND EQUIPMENT, NET                                78,646         83,654
                                                     ------------   ------------

OTHER ASSETS
   Software license, net                                  338,048        368,780
   Notes receivable - related parties                     350,000        361,789
                                                     ------------   ------------
                                                          688,048        730,569
ASSETS OF DISCONTINUED
    OPERATIONS                                            541,229        474,574
                                                     ------------   ------------

TOTAL ASSETS                                         $  1,496,740   $  1,463,728
                                                     ============   ============

                                       F1


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------


                                                           March 31,     December 31,
                                                             2002            2001
                                                         ------------    ------------
CURRENT LIABILITIES
       Notes payable                                     $  2,562,282    $  2,099,035
        Checks in excess of bank balance                        6,741          23,572
       Accounts payable                                       344,219         326,112
       Accrued liabilities                                    735,866
                                                         ------------    ------------

                    Total current liabilities               3,649,108       3,174,537

LIABILITIES OF DISCONTINUED OPERATIONS                        378,948         385,472
                                                         ------------    ------------

                   Total liabilities                        4,028,056       3,560,009

SHAREHOLDERS' DEFICIT
   Series A sesnior cumulative convertible
       participating preferred stock; $10 par value
        340,000 shares issued and outstanding in
        2002 and 2001; dividends in arrears
       2002$1,150,644, 2001 $1,065,644                      3,400,000       3,400,000
   Undesignated preferred stock; $10 par value
        660,000 shares authorized; none issued                   --              --
       Common stock .001 par value;150,000,000 shares
          authorized; 73,500,000 and 73,400,000 shares         73,500          73,400
         issued in 2002 and 2001, respectively
       Additional paid-in capital                           2,012,291       2,011,391
       Accumulated deficit                                 (8,005,068)     (7,569,033)
                                                         ------------    ------------

                                                           (2,519,277)     (2,084,242)
     Treasury stock, at cost; 407,446 shares                  (12,039)        (12,039)
                                                         ------------    ------------

                Total shareholders' deficit                (2,531,316)     (2,096,281)
                                                         ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $  1,496,740    $  1,463,728
                                                         ============    ============

                                       F2

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                             March 31, 2002    March 31, 2001
                                                             --------------    --------------
REVENUES                                                     $         --      $         --

COST OF REVENUES                                                       --                --
                                                             --------------    --------------

GROSS PROFIT                                                           --                --

OPERATING EXPENSES
       Selling, general & administrative                            267,745           248,615
       Depreciation and amortization                                 35,740             6,559
                                                             --------------    --------------

               Total operating expenses                             303,485           255,174

               Loss from operations                                (303,485)         (255,174)

OTHER INCOME (EXPENSE)                                                 --
       Interest expense                                            (164,140)          (35,237)
       Interest  income                                               7,911             7,011
                                                             --------------    --------------

               Total other income (expense)                        (156,229)          (28,226)
                                                             --------------    --------------

               Loss before benefit for income taxes                (459,714)         (283,400)
                                                             ==============    ==============

              BENEFIT FOR INCOME TAXES                                8,051              --
                                                             --------------    --------------

             Loss from continuing operations                       (451,663)         (283,400)

DISCONTINUED OPERATIONS
            Income (loss) from operations, net of tax
            effect in 2002 of $8,051 and in 2000 of $0               15,628           254,157
                                                             --------------    --------------

            Net loss                                         $     (436,035)   $      (29,243)
                                                             ==============    ==============

Loss from continuing operations                              $     (451,663)   $     (283,400)

Plus: Cumulative preferred stock dividends                          (85,000)          (85,000)
                                                             --------------    --------------

            Income (loss) available to common shareholders   $     (536,663)   $     (368,400)
                                                             ==============    ==============

BASIC AND DILUTED L0SS PER SHARE
           Continuing operataions                            $        (0.01)   $        (0.01)
            Discontinuing operations                         $         --      $         --
                                                             --------------    --------------

                                                             $        (0.01)   $        (0.01)
                                                             ==============    ==============

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                               73,427,778        70,400,000
                                                             ==============    ==============

                                       F3

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     THREE MONTHS      THREE MONTHS
                                                                    ENDED 03/31/02    ENDED 03/31/01
                                                                         2002              2001
                                                                    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations                                  $     (451,663)   $     (283,400)

   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

        Accretion of debt                                                   68,747              --
        Depreciation and amortization                                       35,740             6,559
        Deferred license and consulting cost recognized                       --              24,610
        Changes in assets and liabilities:
           Accounts receivable                                                --              (1,088)
           Prepaid expenses and other                                       (7,447)          (20,917)
           Checks in excess of bank balance                                (16,831)           (1,648)
           Accounts payable and accrued liabilities                         28,155           315,537
                                                                    --------------    --------------

              Net cash provided by (used in) continuing operation         (343,299)           39,653

              Net cash used in discontinued operations                    (102,591)         (155,360)
                                                                    --------------    --------------

              Net cash ussed in operating activities                      (445,890)          115,707

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on notes receivable                                    23,289              --
      Loans made on notes receivable                                       (17,939)          (15,722)
      Capital expenditures                                                    (160)           (4,938)
                                                                    --------------    --------------

              Net cash provided by (used in) investing activities            5,190           (20,660)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital leases                                                 --              (1,493)
   Principal payments on borrowings                                        (33,100)             --
   Issuance of common stock                                                  1,000              --
   Proceeds from loans and warrants                                        472,800           107,950
                                                                    --------------    --------------

             Net cash provided by financing activities                     440,700           106,457
                                                                    --------------    --------------

         Net increase (decrease) in cash                                      --             (29,910)

 CASH AND CASH EQUIVALENTS, beginning of year                                 --              29,910
                                                                    --------------    --------------

 CASH AND CASH EQUIVALENTS, at end of year                          $         --      $         --
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOUSURES
  OF CASH FLOWS INFORMATION
        Cash paid during the period for interest                    $       39,180    $       44,955
                                                                    ==============    ==============

                                       F4

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2001 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the three month period ended March 31, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company plans to raise capital by obtaining financing through private debt placement. Management believes that if the Company is successful in those private placement efforts, then the Company will have sufficient capital to continue its operations until the Company becomes profitable.

NOTE 3: RELATED PARTIES

Included in notes payable is related party payables of $2,400,282 and $1,766,820 for 2002 and 2001, respectively.

NOTE 4: SUBSEQUENT EVENT

On May 8, 2002, the Company agreed to the Restructure and Settlement Agreement with Imagine Investments, Inc. (Imagine). In accordance with the agreement, the Company will convert 340,000 shares of Series A Convertible Preferred Stock, dividends in arrears, convertible debt and accrued interest on the debt, all held by Imagine, into 4,500,000 shares of common stock and the Company will convey to Imagine its ownership in NFPM. No gain or loss on the transaction with the preferred stockholder will be recognized. The transaction will result in a net increase in stockholders equity of approximately $600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Effective May 8, 2002 in accordance with the terms of the previously announced Restructure and Settlement Agreement dated as of November 5, 2001 (the "Restructure and Settlement Agreement"), among the Company, Healthcare Innovations, LLC, Imagine Investments, Inc. ("Imagine") and XHI2(2), Inc. ("XHI(2)"), the Company completed the sale of its medical clinics business to XHI(2). In exchange for the sale, Imagine and XHI(2) surrendered to the Company, the Company's promissory notes in the aggregate principal amount of $800,000, plus all interest due thereunder, and all shares of the Company's Series A Preferred Stock (340,000 shares in the aggregate) held by Imagine and XHI(2). In addition to receiving the Company's medical clinic business, Imagine and XHI(2) also received an aggregate of 4,500,000 shares of the Company's common stock. The Settlement and Restructure Agreement was approved at the Company's Annual Meeting of Shareholders held on February 11, 2002.

In July of 2001, the Company acquired certain proprietary technology designed to enable Internet transaction devices (ITDs) to be used as transaction processing devices in the field. The Company acquired these technology assets with the intent to provide transaction services to physicians' practices.

In the first quarter of 2002, the Company continued to focus on the development of the ITD technology, which the Company believes will serve as the key for processing transactions for healthcare customers, with the intent of leveraging this platform to connect a variety of healthcare-related businesses via the Internet. Currently anticipated transactions that can be conducted via the Company's ITD platform include: insurance verification, pharmacy order, email, and potentially credit card transactions. The Company will focus all of its activity on the transaction processing business that the Company believes to be the market for future growth.

Three Months Ended March 31,2002 Compared to Three Months Ended March 31, 2001.

The Company through the Restructure and Settlement Agreement (previously mentioned above) has divested its self of its medical clinics business. Therefore, the results of operation summarized below will reflect the unaudited discontinued operations results.

The following summarizes the results of operations for the three months ended March 31, 2002 and March 31, 2001 of the discontinued operations of the clinic as outlined in the Restructure and Settlement Agreement.

     Medical  Activities:                       2002                  2001
                                              --------              --------

Income (Loss) Discontinued Operations         $ 15,628              $254,157

The following compares the results of operations for the three months ended March 31, 2002 and March 31, 2001 without the discontinued clinic operations.

The selling, general and administrative expenses increased to $267,745 for the three months ended March 31, 2002 as compared to $248,615 for the three months ended March 31, 2001. The increase is attributed to cost for the annual shareholders meeting and development cost associated with ITDs.

The net loss from continuing operations increased to ($451,663) for the three months ended March 31, 2002, as compared to a loss from continuing operations of ($283,400) for the three months ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

The Company's continuing operations used $343,299 of cash during the three months ended March 31, 2002 as compared to providing cash of $39,653 for the quarter ended March 31,2001.

As of March 31, 2002, the Company had working capital deficits of $3,383,904. The working capital as of March 31, 2001 was $2,999,606. At March 31, 2002, the Company had outstanding checks in excess of bank balances of $6,741. To increase working capital, the Company is concentrating its efforts to distribute volume units of its ITDs.

During the three months ended March 31, 2002, the Company had capital expenditures for the purchase of equipment totaling $160. The Company does not anticipate any major purchase of equipment for the remaining nine (9) months of 2002.



PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On February 11, 2002, the Annual Meeting of Shareholders was held. In addition to the election of directors, the following matters were presented and approved by the shareholders:

The Restructure and Settlement Agreement was ratified and approved, with the shareholders represented at the meeting voting as follows:

   For                     Against                   Abstain
   40,564,833              None                      None

In addition, the shareholders approved a merger agreement pursuant to which the Company would be reincorporated as a Texas corporation and the name of the Company would be changed to eAppliance Innovations, Inc., with the shareholders at the meeting voting as follows:

 For                       Against                   Abstain
 40,564,833                None                      None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits - All exhibits are incorporated by reference from prior filings with the Commission.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MB SOFTWARE CORPORATION


Date: June 3, 2002                       /s/  Scott A. Haire
                                        ----------------------------------------
                                        Scott A.  Haire, Chairman of the Board,
                                        Chief Executive Officer and President
                                        (Principal Financial Officer)