Form 10QSB
period 2002-06-30
MB SOFTWARE CORP
filed 2003-08-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                             MB SOFTWARE CORPORATION


                    Texas                                       59-2220004
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                      2225 E. Randol Mill Road - Suite 305
                           Arlington, Texas 76011-6306
                                 (817) 633-9400


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X ]


As of July 31, 2002, 822,810 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                           Quarter Ended June 30, 2002

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet (Unaudited)........................................ 1

Consolidated Statements of Operations for the three and six months ended
        June 30, 2002 and 2001 (Unaudited).................................... 2

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2002 and 2001 (Unaudited).................................... 3

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)
                                  JUNE 30, 2002

ASSETS

Total Assets                                                        $      --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Checks in excess of bank balance                                 $     9,787
   Notes payable (Note 5)                                             2,004,062
   Accounts payable (Note 5)                                            346,859
   Accrued interest (Note 5)                                             95,324
                                                                    -----------
Total current liabilities                                             2,456,032
                                                                    -----------

Stockholders' Deficit
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding - none                                        --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued in and outstanding - 822,810 shares                            823
   Additional paid-in capital                                         6,385,174
   Accumulated deficit                                               (8,829,990)
                                                                    -----------
                                                                     (2,443,993)
   Less, treasury stock, at cost;  4,089 shares                         (12,039)
                                                                    -----------
Total stockholders' deficit                                          (2,456,032)
                                                                    -----------
Total liabilities and stockholders' deficit                         $      --
                                                                    ===========


























           See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                               Three months     Three months     Six months       Six months
                                                  ended            ended            ended            ended
                                              June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                              ----------------------------------------------------------------
Revenues                                      $        --      $        --      $        --      $        --
Cost of revenues                                       --               --               --               --
                                              ----------------------------------------------------------------
Gross profit                                           --               --               --               --

Operating Expenses
   Selling, general and administrative             (326,534)        (215,335)        (630,019)        (473,985)
                                              ----------------------------------------------------------------

Loss from operations                               (326,534)        (215,335)        (630,019)        (473,985)

Other Income (Expense)
   Write off net assets of Portalook               (292,347)            --           (292,347)            --
   Write off of receivables - related party        (397,359)            --           (397,359)            --
   Interest expense                                 (22,984)         (67,187)        (187,124)        (102,423)
   Interest income                                    6,586            7,090           14,497           14,101
                                              ----------------------------------------------------------------
Total other income (expense)                       (706,104)         (60,097)        (862,333)         (88,322)

                                              ----------------------------------------------------------------
Loss before benefit for income taxes             (1,032,638)        (275,432)      (1,492,352)        (562,307)

Benefit for income taxes                             70,625           34,655           78,676          120,248
                                              ----------------------------------------------------------------

Loss from continuing operations                    (962,013)        (240,777)      (1,413,676)        (442,059)

Discontinued operations, net of tax effect          137,092           67,274          152,720          233,423
                                              ----------------------------------------------------------------

Net loss                                      $    (824,921)   $    (173,503)   $  (1,260,956)   $    (208,636)
                                              ================================================================


Loss from continuing operations               $    (962,013)   $    (240,777)   $  (1,413,676)   $    (442,059)
Plus cumulative preferred stock dividends           (28,333)         (85,000)        (113,333)        (170,000)
                                              ----------------------------------------------------------------
Loss available to common stockholders         $    (990,346)   $    (325,777)   $  (1,527,009)   $    (612,059)
                                              ================================================================

Basic and Diluted Loss Per Share:
   Continuing operations                      $       (1.26)   $       (0.35)   $       (1.89)   $       (0.64)
   Discontinued operations                             0.18             0.10             0.20             0.34
                                              ----------------------------------------------------------------
                                              $       (1.08)   $       (0.25)   $       (1.69)   $       (0.30)
                                              ================================================================

Weighted average common shares outstanding          763,854          692,000          747,423          692,000
                                              ================================================================













           See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                       2002           2001
                                                                                   --------------------------
Cash Flows From Operating Activities
Loss from continuing operations                                                    $(1,413,676)   $  (442,059)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                        71,480          1,299
   Common stock issued for services and consulting costs                                46,000         18,750
   Deferred licensing costs                                                               --           11,783
   Accretion of debt                                                                    68,747           --
   Disposal of fixed assets                                                              5,038           --
   Write off net assets of Portalook                                                   292,347           --
   Write off related party notes receivable and accrued interest receivable            397,359           --
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other                                   (12,919)        (4,390)
    Increase (decrease) in accounts payable                                             20,747        (36,085)
    Increase (decrease) in accrued liabilities                                          26,358         (1,534)
                                                                                   --------------------------
Net cash used in continuing operations                                                (498,519)      (452,236)
Net cash from discontinued operations                                                 (138,176)        91,159
                                                                                   --------------------------
Net cash used in operating activities                                                 (636,695)      (361,077)
                                                                                   --------------------------

Cash Flows From Investing Activities
   Capital expenditures                                                                   --           (1,701)
                                                                                   --------------------------
Net cash used in investing activities                                                     --           (1,701)

Cash Flows From Financing Activities
   Bank overdraft                                                                      (13,785)        38,270
   Common stock issued for cash                                                          1,000           --
   Principal payments on capital leases                                                   --           (1,494)
   Principal payments on borrowings                                                    (68,226)          --
   Proceeds from new borrowings                                                        717,706        288,550
                                                                                   --------------------------
Net cash provided by financing activities                                              636,695        325,326
                                                                                   --------------------------

Increase (decrease) in cash                                                               --          (37,452)
Cash and cash equivalents, beginning of period                                            --           37,452
                                                                                   --------------------------
Cash and cash equivalents, end of period                                           $      --      $      --
                                                                                   ==========================

Cash paid during the period for interest                                           $    66,911    $    54,655
                                                                                   ==========================

Supplemental noncash investing and financing activities:
Fair value of assets exchanged in connection with the Restructure and Settlement
      Agreement dated November 5, 2001 (settled May 8, 2002) (Note 3)              $ 3,943,928    $      --
                                                                                   ==========================
Notes receivable, impaired                                                         $   397,359    $      --
                                                                                   ==========================


           See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                             MB SOFTWARE CORPORATION
                           QUARTER ENDED JUNE 30, 2002
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the six month period ended June 30, 2002, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continuously incurred losses from operations and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not currently have any business operations. The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, the board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. There is not assurance the Company can raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms.

The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. The Company expects to incur losses as it expands its business and will require additional funding during the next twelve months. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully raise capital from external sources to fund operations. As a result, the Company expects to aggressively pursue additional sources of funds, including debt and equity offerings. The Company plans to raise capital by obtaining financing through private debt and or equity placements. Management believes that if the Company is successful in those private placement efforts, then the Company will have sufficient capital to continue its operations until the Company becomes profitable. To date, the Company has not been profitable.

NOTE 3: SALE OF BUSINESS

On May 8, 2002, the Company agreed to the Restructure and Settlement Agreement with Imagine Investments, Inc. (Imagine). In accordance with the agreement, proceeds ($4,634,203) represented the conversion of 340,000 shares of Series A Convertible Preferred Stock ($3,400,000), dividends in arrears ($45,644), convertible debt ($800,000) and accrued interest on the debt ($388,559), all held by Imagine, into 4,500,000 shares of common stock and the Company conveyed to Imagine its ownership in NFPM. The fair market value of the consideration given was $690,275, representing the net assets in NFPM ($629,999) and the fair market value of the 4,500,000 shares of common stock ($60,276). No gain or loss on the transaction with the preferred stockholder was recognized. The transaction resulted in a net increase in stockholders' equity of approximately $850,000. The calculation of the gain or loss did not include $1,178,977 of cumulative preferred stock dividends, which were not required to be paid to Imagine as part of the sale. These dividends were cumulative but have never been declared as a result of past net losses. The exclusion of the dividends in the calculation does not have any effect on total stockholders' equity.

The net assets of NFPM ($629,999) primarily consisted of accounts receivable, property and equipment, accounts payable and accrued liabilities, notes payable and accrued interest. Results of operations included in discontinued operations are as follows for the six months ended June 30:

                                                            2002         2001
                                                         ----------   ----------
Revenue                                                  $  740,619   $1,230,554
Operating Costs                                             509,223      876,883
                                                         ----------   ----------
Net Income                                                  231,396      353,671
Income tax provision                                         78,676      120,248
                                                         ----------   ----------
Income from discontinued
operations                                               $  152,720   $  233,423
                                                         ==========   ==========

NOTE 4: REINCORPORATION AND REVERSE STOCK SPLIT

Effective June 13, 2002, the Company reincorporated in the State of Texas through a merger of the Company with a newly formed wholly-owned subsidiary. At the effective date of the merger each share of the company's outstanding common stock was converted into one share of the reincorporated company's common stock and all options to purchase share of our common stock were converted into options to purchase shares of the reincorporated common stock at the time of the merger. All of the company's officers and directors became officers and directors of the reincorporated company after the merger. The reincorporation was approved at the Company's Annual Meeting of Shareholders held on February 11, 2002.

Effective June 24, 2002, the Company effected a one-for-one hundred reverse stock split and amended the Company's Article of Incorporation to reduce the number of authorized shares of our Common Stock from 150,000,000 shares to 20,000,000 shares, and increased the number of authorized shares of preferred stock from 1, 000,000 shares to 5,000,000 shares (the "Amendment"). The reverse stock split and Amendment were approved by the Board of Directors and by a majority of the Company's shareholders on June 21, 2002.

NOTE 5: SUBSEQUENT EVENTS - DIVESTURE OF ASSETS

Effective August 1, 2002, the Company sold its ninety-nine percent interest in e-Appliance Innovations, LLC, a Nevada limited liability company, to e-Appliance Payment Solutions, LLC, a Nevada limited liability company ("Payment
Solutions"), in exchange for the assumption by Payment Solutions of substantially all the Company's liabilities. E-Appliance Innovations constituted substantially all of the assets of the Company, and held all of the Company's rights to the Company's proprietary technology designed to enable Internet transaction devices (ITDs) to be used as transaction processing devices in the field and the software programs implementing this technology that were developed or acquired by the Company (the "Technology"). In connection with this sale, Payment Solutions granted the Company a world-wide, royalty-free, perpetual, non-exclusive license to use the Technology to develop, market, sell and operate electronic client services to be made available to clients through the Company's computer network. The transaction resulted in a decrease in liabilities and an increase in total stockholders' equity of approximately $2,247,000. (See Note 6)

NOTE 6:  RELATED PARTIES

Effective August 1, 2002, the Company sold substantially all of its assets to Payment Solutions, in exchange for the assumption by Payment Solutions of substantially all of the Company's liabilities. Mr. Scott A. Haire, the Company's President and Chief Executive Officer directly owns 0.5%, of the membership interests in Payment Solutions, and beneficially may be deemed to own an additional 57.8% through HEB LLC and SAH, LLC. Mr. Haire is also the Manager of Payment Solutions.

Mr. Gilbert Valdez, and Mr. Araldo Cossutta, each a director of the Company, directly own 0.5%, and 16.44%, respectively, of the membership interest in Payment Solutions. Mr. Cossutta may be deemed to beneficially own an additional 8.38% of the membership interests of Payment Solutions thorough Patricia Cossutta, his wife.

Mr. Richard F. Dahlson, a partner with the law firm of Jackson Walker L.L.P., the Company's chief legal counsel, owns 7.51% of the membership interest in Payment Solutions.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Concerning Forward-Looking Statements/Risk Factors
----------------------------------------------------------

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) the ability of the Company to efficiently market its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

General
-------

In July of 2001, the Company acquired certain proprietary technology designed to enable Internet transaction devices (ITDs) to be used as transaction processing devices in the field. The Company acquired these technology assets with the intent to provide transaction services to physicians' practices.

Effective May 8, 2002 in accordance with the terms of the previously announced Restructure and Settlement Agreement dated as of November 5, 2001 (the "Restructure and Settlement Agreement"), among the Company, Healthcare Innovations, LLC, Imagine Investments, Inc. ("Imagine") and XHI(2), Inc. ("XHI(2)"), the Company completed the sale of its medical clinics business to XHI(2). In exchange for the sale, Imagine and XHI(2) surrendered to the Company, the Company's promissory notes in the aggregate principal amount of $800,000, plus all interest due thereunder, and all shares of the Company's Series A Preferred Stock (340,000 shares in the aggregate) held by Imagine and XHI(2). In addition to receiving the Company's medical clinic business, Imagine and XHI(2) also received an aggregate of 4,500,000 shares of the Company's common stock. The Settlement and Restructure Agreement was approved at the Company's Annual Meeting of Shareholders held on February 11, 2002. Therefore, the statement of operations reflects the unaudited results of discontinued operations.

In the second quarter of 2002, the Company shifted business strategies and focused on a restructuring strategy to maximize shareholder value. The new strategy is intended to maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from access to public markets. The Company did not have any business operations during the second quarter of 2002, other than those associated with the execution of this new strategy and with a short term agreement to act as an administration agent for the clinics business sold to Imagine and XHI(2).

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, we did not have any significant assets.

Our future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include our ability to operate profitably, recruit and train management and personnel, and to compete with other, better-capitalized and more established competitors.

We believe that the Company can satisfy its cash requirements over the next twelve months by advances from shareholders and/or through debt or equity offerings and private placements in order to expand the range and scope of our business operations. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations, once a suitable business opportunity has been identified. Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands.

Our ability to meet future cash requirements is dependent upon the our ability to successfully obtain external financing and to generate revenues. We operate in an intensely competitive industry and many of our competitors have much greater resources. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

The continued existence of the Company is dependent upon our ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. We believe that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time.

The Company does not anticipate incurring significant research and development costs, the purchase of any major equipment, or any significant changes in the number of its employees over the next twelve months.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an un-identifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

November 2002 - FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

December 2002 - SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

January 2003 - FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

April 2003 - SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

May 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

Pending accounting pronouncements - It is anticipated current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

The President, who is also the chief executive officer and the chief financial officer of the Company, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II  - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Effective May 8, 2002 in accordance with the terms of the previously announced Restructure and Settlement Agreement dated as of November 5, 2001 (the "Restructure and Settlement Agreement"), among the Company, Healthcare Innovations, LLC, Imagine Investments, Inc. ("Imagine") and XHI(2), Inc. ("XHI(2)"), the Company completed the sale of its medical clinics business to XHI(2). In exchange for the sale, Imagine and XHI(2) surrendered to the Company, the Company's promissory notes in the aggregate principal amount of $800,000, plus all interest due thereunder, and all shares of the Company's Series A Preferred Stock (340,000 shares in the aggregate) held by Imagine and XHI(2). In addition to receiving the Company's medical clinic business, Imagine and XHI(2) also received an aggregate of 4,500,000 shares of the Company's common stock. The Settlement and Restructure Agreement was approved at the Company's Annual Meeting of Shareholders held on February 11, 2002. The issuance of the Company's common stock described above was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 4(2) on the basis that such transaction did not involve a public offering. The certificates evidencing the shares bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

On June 17, 2002, the Company issued 4,600,000 shares of its common stock to Mr. Mark Wilson for consulting services rendered in connection with the Restructure and Settlement Agreement. The shares of common stock were issued at fair market value at the time of issuance. The issuance of these shares was made in reliance upon the exceptions from registration requirement of the Securities Act contained in Section 4 (2) on the basis that such issuance did not involve a public offering. Immediately after receiving the shares, Mr. Wilson gifted 1,000,000 of these shares to Della Wilson, Mr. Wilson's wife.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2002, the Company received the approval of the Company's shareholders for a one for one hundred reverse stock split. This approval was obtained by the written consent of shareholders holding 42,028,101 shares of the Company's common stock, which number represented a majority of the issued and outstanding shares of the Company's common stock at that time. No shareholders of the Company were requested to provide the Company with a proxy or vote with respect to this matter and, therefore, no shareholders voted against or abstained from voting for this matter.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1  Articles of Incorporation*
     3.2  Bylaws*
     10.1 Restructure and Settlement Agreement dated as of November 5, 2001 by and among MB Software Corporation, Healthcare Innovations, LLC, Imagine Investments, Inc., and XHI(2), Inc. (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2001)
     31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 302 of the Sarbanes-Oxley Act of 2002*
     32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002*
---------
*  Filed herewith

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION



Date: Aug. 12, 2003                       /s/ Scott A. Haire
                                         ---------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)

                                Index of Exhibits



3.1  Articles of Incorporation*

3.2  Bylaws*

10.1 Restructure and Settlement Agreement dated as of November 5, 2001 by and among MB Software Corporation, Healthcare Innovations, LLC, Imagine Investments, Inc., and XHI(2), Inc. (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2001)

31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
---------

* Filed herewith