Form 10QSB
period 2002-09-30
MB SOFTWARE CORP
filed 2003-08-18
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X]      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

                                   Form 10-QSB

                        Quarter Ended September 30, 2002

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet (Unaudited).......................................  3

Consolidated Statements of Operations for the three and nine months ended
        September 30, 2002 and 2001 (Unaudited)..............................  4

Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001 (Unaudited)..............................  5

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)
                               SEPTEMBER 30, 2002

ASSETS
Current Assets
   Cash                                                             $       107
                                                                    -----------

Total Assets                                                        $       107
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                                --
                                                                    -----------

Stockholders' Deficit
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding - none                                        --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued in and outstanding - 822,810 shares                            823
   Additional paid-in capital                                         8,632,456
   Accumulated deficit                                               (8,621,133)
                                                                    -----------
                                                                         12,146
   Less, treasury stock, at cost; 4,089 shares                          (12,039)
                                                                    -----------
Total stockholders' deficit                                                 107
                                                                    -----------
Total liabilities and stockholders' deficit                         $       107
                                                                    ===========






























            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                            Three months     Three months      Nine months      Nine months
                                                                ended            ended            ended            ended
                                                            September 30,    September 30,    September 30,    September 30,
                                                                 2002             2001             2002             2001
                                                            -------------    -------------    -------------    -------------
Revenues (sale of screenphone)                              $        --      $      44,358    $        --      $      44,358
Cost of revenues                                                     --               --               --               --
                                                            -------------    -------------    -------------    -------------
Gross profit                                                         --             44,358             --             44,358

Operating Expenses
   Selling, general and administrative                             12,869         (268,255)        (617,150)        (731,558)
                                                            -------------    -------------    -------------    -------------

Loss from operations                                               12,869         (223,897)        (617,150)        (687,200)

Other Income (Expense)
   Write off net assets of Portalook                                 --               --           (292,347)            --
   Impairment loss                                                   --           (232,466)            --           (232,466)
   Write off of receivables - related party                          --               --           (397,359)            --
   Forgiveness of debt                                            195,986             --            195,986             --
   Franchise tax                                                     --               --                (50)
   Interest expense                                                  --            (74,822)        (187,124)        (177,246)
   Interest income                                                   --               --             14,497           14,100
                                                            -------------    -------------    -------------    -------------
Total other income (expense)                                      195,986         (307,288)        (666,347)        (395,660)
                                                            -------------    -------------    -------------    -------------

Income (loss) before provision (benefit) for income taxes         208,855         (531,185)      (1,283,497)      (1,082,860)

Provision (benefit) for income taxes                                 --             18,638          (78,676)        (101,610)
                                                            -------------    -------------    -------------    -------------
Income (loss) from continuing operations                          208,855         (512,547)      (1,204,821)        (981,250)

Discontinued operations, net of tax effect                           --            (73,457)         152,720          197,242
                                                            -------------    -------------    -------------    -------------

Net income (loss)                                           $     208,855    $    (586,004)   $  (1,052,101)   $    (784,008)
                                                            =============    =============    =============    =============


Loss from continuing operations                             $     208,855    $    (512,547)   $  (1,204,821)   $    (981,250)
Plus cumulative preferred stock dividends                            --            (85,000)        (113,333)        (255,000)
                                                            -------------    -------------    -------------    -------------
Loss available to common stockholders                       $     208,855    $    (597,547)   $  (1,318,154)   $  (1,236,250)
                                                            =============    =============    =============    =============

Basic and Diluted Income (Loss) Per Share:
   Continuing operations                                    $        0.25    $       (0.73)   $       (1.56)   $       (1.39)
   Discontinued operations                                           --              (0.10)            0.20             0.28
                                                            -------------    -------------    -------------    -------------
                                                            $        0.25    $       (0.83)   $       (1.36)   $       (1.11)
                                                            =============    =============    =============    =============

Weighted average common shares outstanding                        822,810          707,261          773,162          704,000
                                                            =============    =============    =============    =============



            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       2002           2001
                                                                                   -----------    -----------
Cash Flows From Operating Activities
Loss from continuing operations                                                    $(1,204,821)   $  (981,250)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                        71,480          2,341
   Common stock issued for services                                                     46,000         18,750
   Deferred licensing costs                                                               --          232,466
   Forgiveness of debt - unrelated notes payable and accrued interest                 (195,986)          --
   Write off net assets of Portalook                                                   292,347
   Other noncash items                                                                 (12,732)          --
   Accretion of debt                                                                    68,747           --
   Disposal of fixed assets                                                              5,038           --
   Write off related party notes receivable and accrued interest receivable            397,359           --
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other                                   (12,919)       (15,589)
    Increase (decrease) in accounts payable                                             20,747          2,969
    Increase (decrease) in accrued liabilities                                          26,358         (3,504)
                                                                                   -----------    -----------
Net cash used in continuing operations                                                (498,382)      (743,817)
Net cash from discontinued operations                                                 (138,176)       144,027
                                                                                   -----------    -----------
Net cash used in operating activities                                                 (636,558)      (599,790)
                                                                                   -----------    -----------

Cash Flows From Investing Activities
   Capital expenditures                                                                   --           (1,701)
                                                                                   -----------    -----------
Net cash used in investing activities                                                     --           (1,701)

Cash Flows From Financing Activities
   Bank overdraft                                                                      (23,652)        29,883
   Common stock issued for cash                                                          1,000           --
   Principal payments on capital leases                                                   --           (1,494)
   Principal payments on borrowings                                                    (68,226)       (40,000)
   Proceeds from new borrowings                                                           --          224,000
   Proceeds from notes payable related parties                                         727,543        351,650
                                                                                   -----------    -----------
Net cash provided by financing activities                                              636,665        564,039
                                                                                   -----------    -----------

Increase (decrease) in cash                                                                107        (37,452)
Cash and cash equivalents, beginning of period                                            --           37,452
                                                                                   -----------    -----------
Cash and cash equivalents, end of period                                           $       107    $      --
                                                                                   ===========    ===========

Cash paid during the period for interest                                           $    66,911    $    54,655
                                                                                   ===========    ===========
Supplemental noncash investing and financing activities:
Acquisiton of Portalook, Inc. assets and assumption of liabilities
   Common stock issued for assets                                                  $      --      $   390,000
                                                                                   ===========    ===========
   Liabilities assumed for purchase of assets                                      $      --      $    30,000
                                                                                   ===========    ===========
   Payment to seller included in accounts payable                                  $      --      $   224,000
                                                                                   ===========    ===========
Notes receivable, impaired                                                         $   397,359    $      --
                                                                                   ===========    ===========
Fair value of assets exchanged in connection with the Restructure and Settlement
    Agreeement dated November 5, 2001                                              $ 3,943,928    $      --
                                                                                   ===========    ===========
Liabilities disposed of in connection with Capital Restructuring                   $ 2,247,363    $      --
                                                                                   ===========    ===========
Forgiveness of debt - unrelated party notes payable and accrued interest           $   195,986    $      --
                                                                                   ===========    ===========

            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                             MB SOFTWARE CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2002
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the nine month period ended September 30, 2002, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3: SALE OF BUSINESS

On May 8, 2002, the Company agreed to the Restructure and Settlement Agreement with Imagine Investments, Inc. (Imagine). In accordance with the agreement, proceeds ($4,634,203) represented the conversion of 340,000 shares of Series A Convertible Preferred Stock ($3,400,000), dividends in arrears ($45,644), convertible debt ($800,000) and accrued interest on the debt ($388,559), all held by Imagine, into 4,500,000 shares of common stock and the Company conveyed to Imagine its ownership in NFPM. The fair market value of the consideration given was $690,275 representing the net assets in NFPM ($629,999) and the fair market value of the 4,500,000 shares of common stock ($60,276). No gain or loss on the transaction with the preferred stockholder was recognized. The transaction resulted in a net increase in stockholders' equity of approximately $850,000. The calculation of the gain or loss did not include $1,178,977 of cumulative preferred stock dividends, which were not required to be paid to Imagine as part of the sale. These dividends were cumulative but have never been declared as a result of past net losses. The exclusion of the dividends in the calculation does not have any effect on total stockholders' equity.

The net assets of NFPM ($629,999) primarily consisted of accounts receivable, property and equipment, accounts payable and accrued liabilities, notes payable and accrued interest. Results of operations included in discontinued operations are as follows for the nine months ended September 30:

                                                            2002         2001
                                                         ----------   ----------
Revenue                                                  $  740,619   $1,461,386
Operating Costs                                             509,223    1,162,534
                                                         ----------   ----------
Net Income                                                  231,396      298,852
Income tax provision                                         78,676      101,610
                                                         ----------   ----------
Income from discontinued
operations                                               $  152,720   $  197,242
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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

In the third quarter of 2002, the Company continued its emphasis on its restructuring strategy to maximize shareholder value. Toward this goal, the Company sold its ninety-nine percent interest in e-Appliance Innovations, LLC, a Nevada limited liability company, to e-Appliance Payment Solutions, LLC, a
Nevada limited liability company ("Payment Solutions"), in exchange for the assumption by Payment Solutions of substantially all the Company's liabilities. E-Appliance Solutions constituted substantially all of the assets of the Company, and held all of the Company's rights to the Company's proprietary technology designed to enable Internet transaction devices (ITDs) to be used as transaction processing devices in the field and the software programs implementing this technology that were developed or acquired by the Company (the "Technology"). In connection with this sale, Payment Solutions granted the Company a world-wide, royalty-free, perpetual, non-exclusive license to use the Technology to develop, market, sell and operate electronic client services to be made available to clients through the Company's computer network.

The Company did not have any business operations during the third quarter of 2002, other than those associated with the execution of this new strategy and with a short term agreement to act as an administration agent for the clinics business sold to Imagine and XHI(2).

Liquidity and Capital Resources
-------------------------------

As of September 30, 2002, we did not have any significant assets.

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

PART II  - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August, 2002, the Company received the approval of the Company's shareholders for the sale of e-Appliance Innovations to Payment Solutions. This approval was obtained by the written consent of shareholders holding 420,281 shares of the Company's common stock, which number represented a majority of the issued and outstanding shares of the Company's common stock at that time. No shareholders of the Company were requested to provide the Company with a proxy or vote with respect to this matter and, therefore, no shareholders voted against or abstained from voting for this matter.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)      Exhibits


         3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2002)
         3.2 Bylaws (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2002)
         10.1 Securities Purchase Agreement dated as of August 1, 2002, by and between MB Software, Inc., and e-Appliance Payment Solutions, LLC*
         10.2 Assignment and Assumption Agreement dated as of August 1, 2002, by and between MB Software, Inc., and e-Appliance Payment Solutions, LLC and each of the creditors listed therein*
         31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*
         32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
---------
*  Filed herewith

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MB SOFTWARE CORPORATION



Date: August 14, 2003                      /s/ Scott A. Haire
                                          --------------------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)

                                Index of Exhibits

3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2002)

3.2 Bylaws (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2002)

10.1 Securities Purchase Agreement dated as of August 1, 2002, by and between MB Software, Inc., and e-Appliance Payment Solutions, LLC*

10.2 Assignment and Assumption Agreement dated as of August 1, 2002, by and between MB Software, Inc., and e-Appliance Payment Solutions, LLC and each of the creditors listed therein*

31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
         Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
         Section 906 of the Sarbanes-Oxley Act of 2002*
---------
*  Filed herewith