Form 10KSB
period 2002-12-31
MB SOFTWARE CORP
filed 2003-09-02
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002
                   -------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to


                         Commission File Number 0-11808

                             MB SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

           Texas                                          59-2220004
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2225 E. Randol Mill Road Suite 305, Arlington, Texas            76011-6306
----------------------------------------------------       ---------------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (817) 633-9400

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class               Name of Each Exchange on Which Registered
   -------------------               -----------------------------------------
         Common                             OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock $ .001 par value (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

Issuer's revenues for its most recent fiscal year: $0. The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $ 2,453.01.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

As of December 31, 2002, 822,810 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             MB SOFTWARE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2002

                                                                       Page of
                                                                     Form 10 KSB
                                                                     -----------
 ITEM 1.  BUSINESS  .................................................     1

 ITEM 2.  PROPERTIES.................................................     5

 ITEM 3.  LEGAL PROCEEDINGS..........................................     5

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     5

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS.................................     5

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       5

 ITEM 7.  FINANCIAL STATEMENTS ......................................     8

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..................................     8

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS   9

 ITEM 10. EXECUTIVE  COMPENSATION....................................    10

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................    11

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    12

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...........................    12

ITEM 14.  CONTROLS AND PROCEDURES....................................    12

                                     PART 1

ITEM 1.  BUSINESS

Until recently, MB Software Corporation (the "Company"), focused its business exclusively on the healthcare marketplace, owning and managing healthcare clinics and medical receivables. During 2001, the Company began evaluating how it could leverage its experiences within healthcare into the healthcare transaction market.

In July of 2001, the Company acquired certain assets and assumed certain liabilities of Portalook, a California based company, that developed proprietary technology for use in enabling Internet transaction devices (ITDs) to be used as transaction processing devices in the field. The devices were identified by the Company as potential transaction devices for physician practices, and the Company believed that the technology developed by Portalook for servers and the devices themselves, could serve as the starting point for a transaction services platform designed for healthcare. During the second quarter of 2002, the Company wrote off the net assets acquired in the transaction and it no longer sells ITDs.

In an effort to pursue the Company's strategy shift from owning and managing healthcare clinics and receivables to focusing on the medical transaction market, the Company moved to restructure its relationship with its preferred shareholders. In November 2001, the Company entered into a Restructure and Settlement Agreement with Imagine Investments, Inc., and XHI(2), Inc., which was structured to eliminate Imagine's and XHI(2)'s preferred stock positions in the Company, and eliminate a significant portion of the Company's liabilities in exchange for the Company's Jacksonville medical clinic facility.

On May 8, 2002, the Company completed the sale of its medical clinics business under the Restructure and Settlement Agreement. In exchange for the sale, Imagine and XHI2 surrendered the Company's promissory notes in the aggregate principal amount of $2,200,000, including all interest due under the notes, and all shares of the Company's Series A Preferred Stock (340,000 shares in the aggregate) held by Imagine and XHI2. In addition to receiving the Company's Jacksonville medical clinics business, Imagine and XHI2 also received an aggregate of 45,000 (post-reverse split) shares of the Company's common stock.

Effective August 1, 2002, the Company sold its ninety-nine percent interest in e-Appliance Innovations, LLC, a Nevada limited liability company, to e-Appliance Payment Solutions, LLC, a Nevada limited liability company ("Payment
Solutions"), in exchange for the assumption by Payment Solutions of substantially all the Company's liabilities. E-Appliance Innovations constituted substantially all of the assets of the Company, and held all of the Company's rights to the Company's proprietary technology designed to enable Internet transaction devices (ITDs) to be used as transaction processing devices in the field and the software programs implementing this technology that were developed or acquired by the Company (the "Technology"). In connection with this sale, Payment Solutions granted the Company a worldwide, royalty-free, perpetual, non-exclusive license to use the Technology to develop, market, sell and operate electronic client services to be made available to clients through the Company's computer network.

Risk Factors of the Business
----------------------------

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could affect us.

Lack of Operating History
-------------------------

Because of our operating history and lack of past profitability, you may lose your investment if we are unable to successfully market our services and implement our business plan. We have not been profitable to date. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding
---------------------------

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities, as well as result in lower than anticipated revenues. We may require additional financing to pursue relationships with other business opportunities. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Continued Control by Existing Management
----------------------------------------

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. Our officers and board members own approximately 39% of the 822,810 shares of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Dividends
---------

We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock. Future dividends on our common stock, if any, will depend on our future earnings, capital requirements, financial condition and other factors. We currently intend to retain earnings, if any, to increase our net worth and reserves. Therefore, we do not anticipate that any holder of common stock will receive any cash, stock or other dividends on his shares of common stock at any time in the near future. You should not expect or rely on the potential payment of dividends as a source of current income.

Applicable SEC rules  governing the trading of "Penny Stocks" limits the trading
--------------------------------------------------------------------------------
and  liquidity of our common  stock,  which may affect the trading  price of our
--------------------------------------------------------------------------------
common stock.
-------------

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

     - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Future sales of large amounts of common stock could adversely  effect the market
--------------------------------------------------------------------------------
price of our common stock and our ability to raise capital.
-----------------------------------------------------------

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Dependence on Executive Officers and Technical Personnel
--------------------------------------------------------

The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

Adverse Effect of Shares Eligible for Future Sale
-------------------------------------------------

Future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital. Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding options, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Potential Fluctuations in Quarterly Results
-------------------------------------------

Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

Environmental Matters
---------------------

The  Company   believes  it  conducts  its  business  in  compliance   with  all
environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Employees
---------

The Company does not currently have any employees. However, it does utilize the administrative services of an employee of an entity controlled by the President of the Company.

Reports to Security Holders
---------------------------

The Company is required to deliver period and other reports to the Securities and Exchange Commission ("Commission"). The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the

Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. PROERTIES

The Company's principal executive office is located at 2225 E. Randol Mill Road, Suite 305, Arlington, TX 76011. These premises are leased by an entity controlled by the President of the Company. At present, the Company pays no rent and the Company does not anticipate requiring any additional office space in the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol "MBSB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The high and low sales prices are as follows for the periods indicated:

          ----------- ----------------------- ------------ -----------
          YEAR        QUARTER ENDING          HIGH         LOW
          ----------- ----------------------- ------------ -----------
          2001        March 31, 2001*         $0.16        $0.11
          ----------- ----------------------- ------------ -----------
                      June 30, 2001*          $0.22        $0.05
          ----------- ----------------------- ------------ -----------
                      September 30, 2001*     $0.13        $0.05
          ----------- ----------------------- ------------ -----------
                      December 31, 2001*      $0.05        $0.03
          ----------- ----------------------- ------------ -----------
          2002        March 31, 2002*         $0.05        $0.02
          ----------- ----------------------- ------------ -----------
                      June 30, 2002*          $0.01        $0.01
          ----------- ----------------------- ------------ -----------
                      September 30, 2002      $0.01        $0.01
          ----------- ----------------------- ------------ -----------
                      December 31, 2002       $0.01        $0.01
          ----------- ----------------------- ------------ -----------

*does not reflect split adjusted price resulting from 100:1 reverse stock split effective June 24, 2002 Record Holders

As of December 31, 2002, there were approximately 2000 shareholders of record holding a total of 822,810 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends
---------

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law. The Company has determined that it will utilize any earnings in the expansion of its business.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Plan of Operation
-----------------

The Company does not currently have any business operations. The Company's current plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, the board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. There is no assurance the Company can raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Any decision to finalize participation in this specific business opportunity and any other opportunity will be made based upon a Company analysis of the merits of any business based on objective criteria.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to comply with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management and shareholders of the Company may pay these charges with their personal funds, as loans to the Company. However, the only opportunity which management and such shareholders have to have these loans repaid will be from a prospective merger or acquisition candidate.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had no significant assets. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company has no future plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Going Concern
-------------

The independent auditors' report contains language indicating that the financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continuously incurred losses from operations and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the Company's belief that it will continue to incur nominal losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its officers and shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans are to (i) raise capital by obtaining financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers and shareholders as necessary.

The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

ITEM 7.     FINANCIAL STATEMENTS

The financial statements of the Company are filed as an exhibit hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                      Year First
Name                      Age       Position                            Elected
----                      ---       --------                          ----------

Scott A. Haire            38        Chairman, Chief Executive
                                    Officer, President and Director     1993
Gilbert A. Valdez         59        Director                            1996
Araldo A. Cossutta        78        Director                            1994
Steven W. Evans           52        Director                            1994
Robert E. Gross           58        Director                            1994
Thomas J. Kirchhofer      62        Director                            1994

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All directors agreed to remain until the 2003 annual meeting.

Scott A. Haire is Chairman of the Board, Chief Executive Officer and President of the Company. Prior to founding MedBanc Data Corporation, he was an employee of the Company from November 1993 to June 1994. Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

Gilbert A. Valdez is Chief Operating Officer of the Company and past President and CEO of four major financial and healthcare corporations. Most recently, he served as CEO of Hospital Billing and Collection Services, Inc., a $550 million healthcare receivables financing entity located in Wilmington, Delaware; Datix Corporation, an Atlanta-based corporate divestiture from Harris-Lanier; Medaphis Corporation, an interstate, multi-dimensional healthcare service agency based in Atlanta; and NEIC, a national consortium of 40 major insurance companies formed for development of electronic claim billing standards. Mr. Valdez has 30 years of senior healthcare receivables financing experience.

Araldo A. Cossutta is President of Cossutta and Associates, an architectural firm based in New York City, with major projects throughout the world. Previously, he was a partner with I.M. Pei & Partners and is a graduate of the Harvard Graduate School of Design and the Ecole des Beaux Arts in Paris. Mr. Cossutta was a significant shareholder in Personal Computer Card Corporation ("PC3") and was chairman of PC3 at the time of its acquisition by the Company in November 1993. He is also was a large shareholder and director of Computer Integration Corporation of Boca Raton, Florida from 1993 to 2000.

Steven W. Evans is a Certified Public Accountant and President of Evans Phillips & Co., PSC, an accounting firm which he established in 1976 in Barbourville and Middlesboro, Kentucky. He is also a founder and active in PTRL, which operates contract research laboratories located in Kentucky, North Carolina, California and Germany. He is also a founder and active in the management of environmental, financial and hotel corporations in Kentucky and Tennessee.

Robert E. Gross is President of R. E. Gross & Associates, providing consulting and systems projects for clients in the multi-location service, banking and healthcare industries. From 1987 to 1990, he was vice president - technical operations for Medaphis Physicians Service Corp., Atlanta, Georgia. Prior to that, he held executive positions with Chi-Chi's, Inc., Royal Crown and TigerAir. He also spent 13 years as an engineer with IBM.

Thomas J. Kirchhofer is president of Synergy Wellness Centers of Georgia, Inc. He is past president of the Georgia Chiropractic Association.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any individuals who during the period ended December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM  10.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

                           SUMMARY COMPENSATION TABLE

--------------------------- ------------------------------------- -------------------------------------------------------
                                    Annual Compensation                           Long Term Compensation
--------------------------- ------------------------------------- -------------------------------------------------------
                                                                            Awards                      Payouts
----------------------------------------------------------------- ---------------------------- --------------------------
                                                        Other      Restricted    Securities
Name and                                               Annual        Stock       Underlying      LTIP       All Other
Principal              Year    Salary       Bonus    Compensation   Award(s)       Options      payouts    Compensation
Position                        ($)          ($)         ($)          ($)          SARs(#)        ($)          ($)
------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------
Scott A. Haire         2002     60,000        -           -            -              -            -            -
                       2001   $120,000        -           -            -              -            -            -
                       2000   $120,500        -           -            -              -            -            -
------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------

Compensation of Directors
-------------------------

The Company's directors are not currently compensated for their services as a director of the Company and are not currently reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees
-----------------------------

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

As of December 31, 2002, there were 822,810 shares of common stock issued and outstanding.

                                               Amount and Nature
Title    Name of Beneficial                     of Beneficial           Percent
Class    Owner of Group (1)                       Ownership             of Class
-----    ------------------                    -----------------        --------

Common   Scott A. Haire (2)                         300,213                35%

Common   Araldo A. Cossutta (3)                      31,000                 4%

Common   Steven W. Evans (4)                         17,000                 2%

Common   Thomas J. Kirchhofer (5)                     1,500                  *

Common   Robert E. Gross (6)                          2,000                  *

Common   Gilbert Valdez (7)                           6,000                  *

Common   All Directors and Executive Officers
         As a Group (six in number)                 357,713                41%

Common   Robert Shaw (8)                            110,000                13%

Common   Imagine Investments                         45,000                 5%

* Less than 1%

(1) Unless otherwise noted, the address for each person or entity listed is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.
(2) Includes 33,000 shares subject to stock options that are presently exercisable.
(3)  Includes   1,000  shares  subject  to  stock  options  that  are  presently exercisable.
(4)  Includes 2,000 shares subject to options that are presently exercisable.
(5)  Consists 1,500 of shares subject to options that are presently exercisable.
(6)  Consists 2,000 of shares subject to options that are presently exercisable.
(7)  Includes 3,000 shares subject to options that are presently exercisable.
(8) Mr. Shaw has sole voting and dispositive power with respect to 1,506 shares and shares voting and dispositive power with respect to 131,494 shares. Mr. Shaw is presently principally occupied as an executive officer and director of Consolidated National Corporation ("CNC"), a privately held company organized under the laws of the State of Florida. CNC has sole voting and dispositive power with respect to 21,494 shares. The principal business of CNC is investment, management and consulting. Mr. Shaw is an affiliate of RMS Investments, Ltd., a limited partnership organized under the laws of the State of Florida ("RMS"). RMS has sole voting and dispositive power with respect to 110,000 shares. The principal business of RMS Investments, Ltd. is investment holdings. Mr. Shaw is also a director and President of Imagine. Each of Mr. Shaw, CNC and RMS have their principal business and principal office address at 504 Clubside Circle, Venice, Florida 34293.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective August 1, 2002, the Company sold its 99% equity interest in eAppliance Innvoations, LLC to eAppliance Payment Solutions, LLC in exchange for the assumption by eAppliance Payment Solutions, LLC of substantially all of the Company's liabilities. Mr. Scott A. Haire, the Company's President and Chief Executive Officer directly owns 0.5%, of the membership interests in Payment Solutions, and beneficially may be deemed to own an additional 57.8% through HEB LLC and SAH, LLC. Mr. Haire is also the Manager of Payment Solutions.

Mr. Gilbert Valdez and Mr. Araldo Cossutta, each a director of the Company, directly own 0.5%, and 16.44%, respectively, of the membership interest in Payment Solutions. Mr. Cossutta may be deemed to beneficially own an additional 8.38% of the membership interests of Payment Solutions thorough Patricia Cossutta, his wife.

Mr. Richard F. Dahlson, a partner with the law firm of Jackson Walker L.L.P., the Company's chief legal counsel, owns 7.51% of the membership interest in Payment Solutions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     --------

     Exhibit No.

     3.1  Articles  of   Incorporation  .  (incorporated  by  reference  to  the
          Company's Form 10-QSB for the fiscal quarter ended June 30, 2002)

     3.2 Bylaws . (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30, 2002)

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

*    Filed herewith

(b)  Reports on Form 8-K. None.
     --------------------

ITEM 14.   CONTROLS AND PROCEDURES

The chief executive officer and the principal financial officer of the Company have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Commission in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of August 2003.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------- --------------------------------------- -----------------
Signature              Title                                    Date
---------              -----                                    ----

/s/ Scott A. Haire     CEO, President, Chairman and Principal
------------------     Financial Officer                        August 29, 2003
Scott A. Haire
---------------------- --------------------------------------- -----------------

                                INDEX TO EXHIBITS


(a)  Exhibits

     31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Independent Auditors' Report ........................................   F-2

Independent Auditors' Report ........................................   F-3

Consolidated Balance Sheet as of December 31, 2002...................   F-4

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001...........................................   F-5

Consolidated Statements of Changes in Stockholders' Equity for years
ended December 31, 2002 and 2001.....................................   F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001...........................................   F7 - F8

Notes to the Consolidated Financial Statements.......................   F9 - F19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MB Software Corporation

We have audited the accompanying consolidated balance sheet of MB Software Corporation, a Texas Corporation, and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and has a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

May 16, 2003

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
MB Software Corporation and Subsidiaries


We have audited the accompanying consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year ended December 31, 2001 of MB Software Corporation and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MB Software Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continuously incurred losses and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 15, 2002  except as to the information presented in Note 14 for which the date is April 15, 2002

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS
------
Current Assets
   Cash                                                             $       151
                                                                    -----------
Total current assets                                                        151
                                                                    -----------

Total Assets                                                        $       151
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities                                                         $      --

Stockholders' Equity
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding: none                                         --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 822,810                                       823
   Additional paid-in capital                                         8,632,456
   Accumulated deficit                                               (8,621,089)
                                                                    -----------
                                                                         12,190
   Less, treasury stock, at cost;  4,089 shares                         (12,039)
                                                                    -----------
Total Stockholders' Equity                                                  151
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $       151
                                                                    ===========

























The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002           2001
                                                     --------------------------
Revenues from product sales                          $      --      $    20,959
Cost of product sales                                       --           19,949
                                                     --------------------------
Gross profit                                                --            1,010

Operating Expenses
   Selling, general and administrative                   617,105      1,449,084
                                                     --------------------------

Loss from operations                                    (617,105)    (1,448,074)

Other Income (Expense)
   Net assets related to Portalook written off          (292,347)          --
   Write off of receivables - related party             (397,359)          --
   Forgiveness of debt - unrelated party                 195,986
   Interest expense                                     (187,124)      (328,330)
   Interest income                                        14,497         28,486
                                                     --------------------------
Total other income (expense)                            (666,347)      (299,844)

Loss before benefit for income taxes                  (1,283,452)    (1,747,918)

Benefit for income taxes                                 (78,676)       (74,136)
                                                     --------------------------

Loss from continuing operations                       (1,204,776)    (1,673,782)

Discontinued operations
   Income from operations, net of tax effect
       of $78,676 and $74,136, respectively              152,720        143,911
                                                     --------------------------

Net loss                                             $(1,052,056)   $(1,529,871)
                                                     ==========================


Loss from continuing operations                      $(1,204,776)   $(1,673,782)
Plus cumulative preferred stock dividends               (113,333)      (340,000)
                                                     --------------------------
Loss available to common stockholders                $(1,318,109)   $(2,013,782)
                                                     ==========================

Basic and Diluted Loss Per Share:
   Continuing operations                             $     (1.53)   $     (2.35)
   Discontinued operations                                  0.19           0.20
                                                     --------------------------
                                                     $     (1.34)   $     (2.15)
                                                     ==========================

Weighted Average Common Shares Outstanding               785,676        712,342
                                                     ==========================





The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS DECEMBER 31, 2002 AND 2001

                                       Series A       Series A
                                      Preferred      Preferred        Common         Common
                                        Stock          Stock           Stock          Stock
                                       Shares         Amount          Shares         Amount
                                     --------------------------------------------------------
Balance, December 31, 2000               340,000    $ 3,400,000        703,000    $       703
Stock issued for consulting
  agreement                                 --             --            1,000              1
Stock issued for assets                     --             --           30,000             30
Impairment of deferred license and
  consulting cost                           --             --             --             --
Warrants attached to issuance of
  debt                                      --             --             --             --
Warrants issued for compensation            --             --             --             --
Net loss                                    --             --             --             --
                                     --------------------------------------------------------
Balance, December 31, 2001               340,000      3,400,000        734,000            734
Common stock issued for cash                --             --            1,000              1
Restructure and Settlement
  Agreement dated November 5,
  2001 (settled on May 8,
  2002) (Note 4)                        (340,000)    (3,400,000)        45,000             45
Common stock issued for consulting
   services rendered                        --             --           46,000             46
Capital restructuring (Note 5)              --             --             --             --
Fractional shares adjustment                --             --           (3,190)            (3)
Net loss                                    --             --             --             --
                                     --------------------------------------------------------
Balance, December 31, 2002                  --      $      --          822,810    $       823
                                     ========================================================

                                     Additional
                                       Paid-In      Accumulated     Deferred       Treasury
                                       Capital        Deficit        Service         Stock
                                     --------------------------------------------------------
Balance, December 31, 2000           $ 1,504,028    $(6,039,162)   $  (232,466)   $   (12,039)
Stock issued for consulting
  agreement                               18,749           --             --             --
Stock issued for assets                  389,970           --             --             --
Impairment of deferred license and
  consulting cost                           --             --          232,466           --
Warrants attached to issuance of
  debt                                   127,310           --             --             --
Warrants issued for compensation          44,000           --             --             --
Net loss                                    --       (1,529,871)          --             --
                                     --------------------------------------------------------
Balance, December 31, 2001             2,084,057     (7,569,033)          --          (12,039)
Common stock issued for cash                 999           --             --             --
Restructure and Settlement
  Agreement dated November 5,
  2001 (settled on May 8,
  2002) (Note 4)                       4,254,161           --             --             --
Common stock issued for consulting
   services rendered                      45,954           --             --             --
Capital restructuring (Note 5)         2,247,282           --             --             --
Fractional shares adjustment                   3           --             --             --
Net loss                                    --       (1,052,056)          --             --
                                     --------------------------------------------------------
Balance, December 31, 2002           $ 8,632,456    $(8,621,089)   $      --      $   (12,039)
                                     ========================================================


The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   2002           2001
                                                                               --------------------------
Cash Flows From Operating Activities
------------------------------------
Loss from continuing operations                                                $(1,204,776)   $(1,673,782)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
   Accretion of debt                                                                68,747         58,562
   Depreciation and amortization                                                    71,480         61,120
   Deferred license and consulting costs recognized                                   --          232,466
   Stock issued for consulting services                                             46,000         18,750
   Warrants issued for compensation                                                   --           44,000
   Net assets written off - Portalook                                              292,347           --
   Disposal of fixed assets                                                          5,038
   Write off of receivables - related party                                        397,359           --
   Forgiveness of debt - unrelated party                                          (195,986)          --
   Other noncash items                                                             (12,944)          --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                         --           (6,088)
   (Increase) decrease in inventory                                                   --            8,266
   (Increase) decrease in prepaid expenses and other                               (12,919)       (13,024)
    Increase (decrease) in accounts payable and accrued liabilities                 47,105        137,690
    Increase (decrease) in employee advances                                          --           90,000
                                                                               --------------------------
Net cash used in continuing operations                                            (498,549)    (1,042,040)
Net cash provided by discontinued operations                                      (138,176)       294,608
                                                                               --------------------------
Net cash used in operating activities                                             (636,725)      (747,432)

Cash Flows From Investing Activities
------------------------------------
   Loans made on notes receivable to related party                                    --          (22,789)
   Capital expenditures                                                               --          (48,222)
                                                                               --------------------------
Net cash used in investing activities                                                 --          (71,011)

Cash Flows From Financing Activities
------------------------------------
   Cash overdraft                                                                  (23,652)        23,572
   Common stock issued for cash                                                      1,000           --
   Principal payments on borrowings                                                (68,226)      (239,337)
   Principal payments on capital leases                                               --           (1,494)
   Proceeds from loans and warrants                                                727,754        998,250
                                                                               --------------------------
Net cash provided by financing activities                                          636,876        780,991
                                                                               --------------------------

Increase (decrease) in cash                                                            151        (37,452)

Cash and cash equivalents, beginning of year                                          --           37,452
                                                                               --------------------------

Cash and cash equivalents, end of year                                         $       151    $      --
                                                                               ==========================



The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                  2002           2001
                                                                              ---------------------------
Cash paid during the year for:
------------------------------
   Interest                                                                   $     66,911   $    169,996
                                                                              ===========================
   Income taxes                                                               $       --     $       --
                                                                              ===========================

Supplemental noncash investing and financing activities:
--------------------------------------------------------
   Stock issued for assets                                                    $       --     $    390,000
                                                                              ===========================
   Accounts payable and accrued liabilities assumed in asset acquisition      $       --     $    214,000
                                                                              ===========================
   Fair value of assets exchanged in connection with the Restructure and
    Settlement Agreeement dated November 5, 2001                              $  3,943,928   $       --
                                                                              ===========================
   Liabilities disposed of in connection with capital restructuring           $  2,247,282   $       --
                                                                              ===========================
   Forgiveness of debt - unrelated party notes payable and accrued interest   $    195,986   $       --
                                                                              ===========================
   Notes receivable, impaired                                                 $    397,359   $       --
                                                                              ===========================

































The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization and Nature of Operations. MB Software Corporation (the "Company") was originally formed on July 14, 1983, in the State of Utah and after several name changes and a change of domicile, is now known as MB SOFTWARE CORPORATION, a Texas Corporation, with an authorized capital of 20,000,000 shares of $0.001 par value common stock and $10 par value preferred stock. The focus of the Company has been to provide practice and cash management services to physicians, dentists and chiropractors.

In July of 2001, the Company acquired certain assets and assumed certain liabilities of Portalook, a California based company, which developed proprietary technology for use in enabling Internet Transaction Devices ("ITD's") to be used as transaction processing devices in the field. (See Note
11)

On November 5, 2001, the Company entered into a Restructure and Settlement Agreement with Imagine Investments, Inc. ("Imagine"). Pursuant to the agreement, which was approved by the shareholders on February 11, 2002, the Company transferred its interest in NFPM and issued common stock in exchange for settlement of debt and preferred stock. As a result of this agreement, certain assets, liabilities and operations of NFPM are presented as discontinued. (See Notes 4 and 12)

Effective June 13, 2002, the Company reincorporated in the State of Texas through a merger of the Company with a newly formed wholly-owned subsidiary. At the effective date of the merger each share of the company's outstanding common stock was converted into one share of the reincorporated company's common stock and all options to purchase shares of common stock were converted into options to purchase shares of the reincorporated common stock at the time of the merger. All of the company's officers and directors became officers and directors of the reincorporated company after the merger. The reincorporation was approved at the Company's Annual Meeting of Shareholders held on February 11, 2002.

Effective June 24, 2002, the Company effected a one-for-one hundred reverse stock split and amended the Company's Article of Incorporation to reduce the number of authorized shares of common stock from 150,000,000 shares to 20,000,000 shares, and increased the number of authorized shares of preferred stock from 1,000,000 shares to 5,000,000 shares (the "Amendment"). The reverse stock split and Amendment were approved by the Board of Directors and by a majority of the Company's shareholders on June 21, 2002.

The Company does not currently have any business operations. The Company has explored the possibility of selling or merging with another company. (See Note
2)

Significant Accounting Policies.

Principles of Consolidation and Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthcare Innovations, LLC (HI), North Florida Physical Medicine, LLC (NFPM), MB Practice Solutions, LLC (MBPS), and its majority-owned (99%) subsidiary eAppliance Innovations, LLC. The minority interest (1%) of eAppliance Innovations, LLC is owned 0.5% by the Company's president and majority stockholder and 0.5% by a director of the Company. The Company fully consolidates the assets, liabilities, revenues and expenses of its majority-owned subsidiary because it has control over the operating and financing decisions of this subsidiary, and the operating results or financial position would not differ from those that would have been obtained if the entity was wholly-owned. All intercompany transactions and balances have been eliminated upon consolidation.

Accounting Basis - The Company's financial statements are prepared using the accrual basis of accounting.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Business and Credit Risk Concentrations - The Company's ITD sales are to customers in the United States of America. The Company's medical clinics provide services to patients located in Florida. None of the patients receivables were individually significant.

Management evaluates accounts receivable balances on an ongoing basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. The allowance for uncollectible accounts receivable from continuing operations for December 31, 2001 was $0. (See Note 12 for discontinued operations)

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits.

Cash and Cash Equivalents - The Company considers all cash on hand and in banks, demand and time deposits, and all other highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory - Inventory is recorded at cost on a first-in, first-out basis.

Property and Equipment - Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from five to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for the years ended December 31, 2002 and 2001 were $10,016 and $9,900, respectively.

Revenue Recognition - The Company's operating revenue for 2001 consisted of ITD sales which are recognized upon shipment to customers. Revenues from discontinued operations consist of sales of the Company's medical clinic fees which are recognized at the time the medical services are rendered. (See Note 12 for discontinued operations)

Contractual Adjustments and Contractual Allowances - Medical clinic fees are reported net of contractual adjustments. Contractual adjustments are adjustments made to gross medical clinic fees for the amounts contractually not billable to third party payors and/or adjustments for uncollectible charges. Management periodically analyzes these adjustments and adjusts the allowances for doubtful accounts and contractual allowances accordingly. Management's adjustments for allowance for doubtful accounts and contractual adjustments require significant estimates and it is at least reasonably possible that these estimates could "change in the near term." (See Note 12)

Software Development - The Company capitalizes software development costs after technological feasibility has been established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software costs are amortized over the greater of the ratio that current gross revenues bear to the current and future gross revenues or amortized using the straight line basis over the estimated economic life of the software.

Amortization expense for 2002 and 2001 was $61,464 and $51,220, respectively. Net software license costs purchased from Portalook of $307,316 were written off during 2002. (See Note 11)

Software development costs incurred by the Company for the development of the PatentMed 2000 internet appliance of $243,963 were expensed in 2001 and $70,000 in 2002.

Long-lived Assets - Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income/loss (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Related Party Transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 3)

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 - SFAS No. 148 - "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

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

Pending accounting pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN
----------------------

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans are to (i) raise capital by obtaining financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary.

The Company does not currently have any business operations. The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, the board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand its business and fund future operations. There is no assurance the Company can raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms.

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

Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

NOTE 3 - RELATED PARTY TRANSACTIONS

Note receivable - Notes receivable due from Scott A. Haire, a related party, dated November 1, 1999, bearing interest at 8% per annum, for the original principal sum of $350,000 and accrued interest through June 30, 2002 of $47,359 were written off during 2002 as management deemed it impaired.

Notes payable - The Company converted various notes payable to shareholders and other related parties during 2002. Interest expense incurred under related party notes payable for the years ended December 31, 2002 and 2001 was approximately $126,000 and $266,000, respectively. (See Notes 4 and 5)

Administrative services - The Company provides limited administrative services to other companies affiliated through common ownership of Company shareholders.

Divestiture of Assets - Effective August 1, 2002, the Company sold substantially all of its assets to Payment Solutions, in exchange for the assumption by Payment Solutions of substantially all of the Company's liabilities. Mr. Scott
A. Haire, the Company's President and Chief Executive Officer directly owns 0.5%, of the membership interests in Payment Solutions, and beneficially may be deemed to own an additional 57.8% through HEB LLC and SAH, LLC. Mr. Haire is also the Manager of Payment Solutions. (See Note 5)

Mr. Gilbert Valdez, and Mr. Araldo Cossutta, each a director of the Company, directly own 0.5%, and 16.44%, respectively, of the membership interest in Payment Solutions. Mr. Cossutta may be deemed to beneficially own an additional 8.38% of the membership interests of Payment Solutions thorough Patricia Cossutta, his wife.

Mr. Richard F. Dahlson, a partner with the law firm of Jackson Walker L.L.P., the Company's chief legal counsel, owns 7.51% of the membership interest in Payment Solutions.

Properties - The Company's headquarters are located at 2255 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011. The Company was obligated for rent expense under a noncancelable lease at the rate of $2,720 per month until the Company divested its assets. (See Note 5) Subsequent to that date, the Company did not pay any rent expense. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 - SALE OF BUSINESS
-------------------------

On May 8, 2002, the Company completed the Restructure and Settlement Agreement with Imagine Investments, Inc. (Imagine) for the sale of its medical clinics business (NFPM). In accordance with the agreement, proceeds ($4,634,203) represented the conversion of 340,000 shares of Series A Convertible Preferred Stock ($3,400,000), dividends in arrears ($45,644), convertible debt ($800,000) and accrued interest on the debt ($388,559), all held by Imagine, into 4,500,000 shares of common stock and the Company conveyed to Imagine its ownership in NFPM. The fair market value of the consideration given was $690,275 representing the net assets in NFPM ($629,999) and the fair market value of the 4,500,000 shares of common stock ($60,276). No gain or loss on the transaction with the preferred stockholder was recognized. The transaction resulted in a net increase in stockholders' equity of approximately $850,000. The calculation of the gain or loss did not include $1,178,977 of cumulative preferred stock dividends, which were not required to be paid to Imagine as part of the sale. These dividends were cumulative but have never been declared as a result of past net losses. The exclusion of the dividends in the calculation does not have any effect on total stockholders' equity. (See Notes 6 and 12)

NOTE 5 - DIVESTITURE OF ASSETS
------------------------------

Effective August 1, 2002, the Company sold its ninety-nine percent interest in e-Appliance Innovations, LLC, a Nevada limited liability company, to e-Appliance Payment Solutions, LLC, a Nevada limited liability company ("Payment
Solutions"), in exchange for the assumption by Payment Solutions of substantially all the Company's liabilities. E-Appliance Innovations constituted substantially all of the assets of the Company, and held all of the Company's rights to the Company's proprietary technology designed to enable Internet transaction devices (ITDs) to be used as transaction processing devices in the field and the software programs implementing this technology that were developed or acquired by the Company (the "Technology"). In connection with this sale, Payment Solutions granted the Company a worldwide, royalty-free, perpetual, non-exclusive license to use the Technology to develop, market, sell and operate electronic client services to be made available to clients through the Company's computer network. The transaction resulted in a decrease in liabilities and an increase in total stockholders' equity of approximately $2,247,000. The transaction occurred between entities under common control. (See Note 3)

NOTE 6 - PREFERRED STOCK
------------------------

The Series A Senior Cumulative Convertible Participating Preferred Stock ("Series A Stock") is entitled to receive cash dividends of $1 per share per annum accruing from the date of issuance. Such dividends are cumulative and must be paid before any dividends can be paid on the common stock. The Series A Stock is convertible into common stock, at the option of the holders, into a maximum of 29,267,324 shares of common stock upon: (a) the sale of substantially all of the assets of the Company; (b) a change in control of the Company; (c) the dissolution of the Company; or (d) October 1, 2000. If the Series A Stock is not converted into common stock, it becomes redeemable at the option of the holder any time after October 1, 2000 at a redemption price of $10 per share. Should the Company fail to redeem any share of the Series A Stock after a redemption request, the Series A stockholders shall have the right to elect a majority of the Company's board of directors and the Company shall pay interest on the redemption price at the rate of prime plus 5% until actually redeemed. At December 31, 2002 and 2001, dividends in arrears on preferred stock was $0 and $1,065,644, respectively. (See Note 4)

NOTE 7 - INCOME TAXES
---------------------

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The components of tax expense (benefit) are as follows:

                                                       2002            2001
                                                   ------------    ------------
Current                                            $    (78,676)   $    (74,136)
Deferred                                                   --              --
                                                   ------------    ------------
Income tax expense (benefit)                       $    (78,676)   $    (74,136)
                                                   ============    ============

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2002 and 2001 is as follows:

                                                       2002            2001
                                                   ------------    ------------
Expected federal income tax benefit                $   (357,699)   $   (520,156)
Valuation allowance and other                           279,023         446,020
                                                   ------------    ------------
Income tax expense (benefit)                       $    (78,676)   $    (74,136)
                                                   ============    ============

Deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                       2002            2001
                                                   ------------    ------------
Current deferred tax asset                         $       --      $    452,651
Valuation allowance                                        --          (452,651)
                                                   ------------    ------------
Net current deferred tax asset                             --              --

Non-current deferred tax asset                     $  2,878,755    $  2,521,426
Valuation allowance                                  (2,878,755)     (2,521,426)
                                                   ------------    ------------
Net non-current deferred tax asset                 $       --      $       --


At December 31, 2001, the current deferred tax asset results from reserve for accounts receivable which is not deductible for tax purposes until actually written off. The non-current deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is not certain. The net change in the valuation allowance for 2002 was $95,322 (2001: $317,488).

The Company generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2002, subject to limitations under Internal Revenue Code Section 382, approximately $469,000 of these net operating losses are available for use after the reorganization. These net operating losses expire in 2008 if not previously utilized. The net operating loss carryforward at December 31, 2002 is approximately $8,466,000 and will begin to expire in 2008, if not previously utilized.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments - The Company was committed under non-cancelable leases for office space and equipment. Lease and rental expense for 2002 and 2001 were $16,320 and $299,818, respectively. (See Notes 3 and 5)

Contingencies - From time to time, the Company is involved in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and defends them vigorously. While the results of litigation cannot be predicted with certainty, management believes adequate reserves have been provided for claims that have at least a reasonable possibility for loss and has not provided a reserve on those for which an adverse outcome is remote. (See Note 11)

NOTE 9 - STOCK OPTIONS
----------------------

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:

                                                                                               Combined
                                 Plan        Options          Compensatory       Options        Total
                             ---------------------------   ----------------------------------------------

                                             Weighted                           Weighted
                                             Average                            Average
                                             Exercise                           Exercise
                               Options        Price             Options          Price        Options
                             ---------------------------   ----------------------------------------------
Outstanding at 12/31/00            10,500       $  9.00                    -             -        10,500
Granted                                 -             -               52,000          5.00        52,000
Exercised                               -             -                    -             -             -
Forfeited                         (9,000)          9.00                    -             -       (9,000)
                             ---------------------------   ----------------------------------------------
Outstanding at 12/31/01             1,500         15.00               52,000          5.00        53,500
Granted                                 -             -                    -             -             -
Exercised                               -             -                    -             -             -
Forfeited                         (1,500)         15.00                    -             -       (1,500)
                             ---------------------------   ----------------------------------------------
Outstanding at 12/31/02                 -             -               52,000       $  5.00        52,000
                             ===========================   ==============================================


All of the 52,000 outstanding stock options are fully vested at December 31, 2002. The weighted average contractual life is 1.9 years.

The fair value of options granted during 2001 was estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 2.76%; a weighted average expected life of 2.25 years; expected volatility of 228%; and no dividends. The weighted average fair value of options granted during 2001 was $237,932.

Options granted during 2001 were to employees and directors and, as a result, no compensation cost was recognized. Had compensation been determined based on the fair value at the grant date, the Company's net income would have been reduced as follows:

Net loss                   2002             2001
                      -------------------------------
     As reported      $    1,052,056   $    1,529,871
     Pro forma        $    1,289,988   $    1,767,803
Basic loss per share
     As reported      $        1.34    $        2.15

     Pro forma        $        1.64    $        2.48


NOTE 10 - STOCK WARRANTS
------------------------

During 2001, the Company issued warrants to several stockholders of the Company. Of the total warrants issued, warrants to purchase 25,000 shares of common stock were attached to debt, while the other 4,000 were compensatory. A summary of the Company's warrants issued and other compensatory warrants follows:

                                            Warrants  Attached                Other                          Combined
                                                  To  Debt                Compensatory        Warrants         Total
                                        ---------------------------      ----------------------------------------------
                                                        Weighted                              Weighted
                                                        Average                               Average
                                                        Exercise                              Exercise
                                          Warrants       Price               Warrants          Price        Warrants
                                        ------------- -------------      ------------------ ------------- -------------
Outstanding at 12/31/00                            -             -                       -             -             -
Granted                                       25,000       $  1.00                   4,000       $  1.00        29,000
Exercised                                          -             -                       -             -             -
Forfeited                                          -             -                       -             -             -
                                        ------------- -------------      ------------------ ------------- -------------
Outstanding at 12/31/01                       25,000          1.00                   4,000          1.00        29,000
Granted                                        7,000          1.00                       -             -         7,000
Exercised                                          -             -                       -             -             -
Forfeited                                          -             -                       -             -             -
Canceled                                    (32,000)                               (4,000)                    (36,000)
                                        ------------- -------------      ------------------ ------------- -------------
Outstanding at 12/31/02                            -             -                       -             -             -
                                        ============= =============      ================== ============= =============

All of the 29,000 outstanding stock warrants were fully vested at December 31, 2001. During 2002, the Company granted additional warrants in connection with loans made to the Company and then canceled all of the outstanding warrants in connection with its divestiture of assets. (See Note 5)

The fair value of warrants granted during 2002 and 2001, respectively, was estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 3.28% and 2.0%; a weighted average expected life of 2.04 and 2.92 years; expected volatility of 227%; and no dividends. The weighted average fair value of warrants granted during 2002 and 2001 was $306,568 and $97,668, respectively.

Warrants granted during 2002 and 2001 were to employees and directors. Compensation cost of $44,000 was recognized for the compensatory warrants issued in 2001. No compensation was recognized for the warrants attached to debt. Had compensation been determined based on the fair value at the grant date, there would be no material impact on net loss or loss per share.

NOTE 11 - BUSINESS DISPOSITIONS
-------------------------------

On July 31, 2001 the Company purchased certain assets including: inventory valued at $140,000, property and equipment valued at $84,000 and a software license valued at $420,000 from Portalook, Inc. The purchase price was allocated to the assets acquired based on their relative fair values on the purchase date. The purchase price for the assets was cash of $40,000, a payable of $184,000, assumed liability of $30,000 and 3,000,000 shares of common stock valued at $390,000, based on the fair value of the common stock on the purchase date. The purchase of the Portalook assets allowed the Company to sell internet transaction devices and to develop supporting services. During the second quarter of 2002, the Company wrote off the net assets acquired in the transaction and it no longer sells internet transaction devices. The net assets of $292,257 included accounts receivable of $7,250, software license (net of amortization) of $307,316, inventory of $131,740, server (net of depreciation) of $68,600, deferred revenues of $16,149, payable of $184,000, and the remaining asssumed liability of $22,500. The Company does not believe any further recourse will arise as a result of its actions, however there is a remote possibility it could be contingently liable for these liabilities. The financial statements do not include any reserves for future claims. (See Note 8)

NOTE 12 - DISCONTINUED OPERATIONS

On November 5, 2001, the Company entered into a Restructure and Settlement Agreement with Imagine Investments, Inc. (Imagine). Pursuant to the agreement, which was approved by the shareholders on February 11, 2002, the Company transferred its interest in North Florida Physical Medicine, LLC (NFPM) to Imagine and Imagine converted its convertible preferred stock and convertible debt to common stock and, accordingly, no gain or loss was recorded on the transaction.

Results of operations included in discontinued operations are as follows at December 31:

Condensed operating results
---------------------------                                 2002         2001
                                                         ----------   ----------
Revenues:
   Medical fees                                          $  740,619   $1,914,952
Expenses:
   Selling, general and administrative expenses             509,223    1,696,905
                                                         ----------   ----------
Income (loss) before taxes                                  231,396      218,047
   Income tax provision                                      78,676       74,136
                                                         ----------   ----------
Income (loss) from discontinued operations               $  152,720   $  143,911
                                                         ==========   ==========