Form 10QSB
period 2003-03-31
MB SOFTWARE CORP
filed 2003-09-02
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes [_] No [X]


As of August 12, 2003, 822,810 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                 Yes [_] No [X ]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                          Quarter Ended March 31, 2002

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 2003 (Unaudited)..................  1

Consolidated Statements of Operations for the three months ended
        March 31, 2003 and 2002 (Unaudited)..................................  2

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2003 and 2002 (Unaudited)..................................  3

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)
                                 MARCH 31, 2003

ASSETS
------
Current Assets
   Cash                                                             $       170
                                                                    -----------

Total Assets                                                        $       170
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current Liabilities
   Advances from related parties                                    $       450
                                                                    -----------

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding - none                                        --
   Common stock:  $0.001 par value; 20,000,000 shares authorized;
      issued and outstanding - 822,810 shares                               823
   Additional paid-in capital                                         8,632,456
   Accumulated deficit                                               (8,621,520)
                                                                    -----------
                                                                         11,759
   Less, treasury stock, at cost; 4,089 shares                          (12,039)
                                                                    -----------
Total stockholders' deficiency                                             (280)
                                                                    -----------

                                                                    -----------
Total liabilities and stockholders' deficiency                      $       170
                                                                    ===========


























See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                Three months      Three months
                                                   ended             ended
                                               March 31, 2003    March 31, 2002
                                               --------------------------------
Revenues                                       $         --      $         --
Cost of revenues                                         --                --
                                               --------------------------------
Gross profit                                             --                --

Operating Expenses
   Selling, general and administrative                    431           303,485
                                               --------------------------------

Loss from operations                                     (431)         (303,485)

Other Income (Expense)
   Interest expense                                      --            (164,140)
   Interest income                                       --               7,911
                                               --------------------------------
Total other income (expense)                             --            (156,229)

                                               --------------------------------
Loss before benefit for income taxes                     (431)         (459,714)

Benefit for income taxes                                 --               8,051
                                               --------------------------------

Loss from continuing operations                          (431)         (451,663)

Discontinued operations, net of tax effect               --              15,628
                                               --------------------------------

Net loss                                       $         (431)   $     (436,035)
                                               ================================


Loss from continuing operations                $         (431)   $     (451,663)
Plus cumulative preferred stock dividends                --             (85,000)
                                               --------------------------------
Loss available to common stockholders          $         (431)   $     (536,663)
                                               ================================

Basic and Diluted Loss Per Share:
   Continuing operations                       $         --      $        (0.73)
   Discontinued operations                               --                --
                                               --------------------------------
                                               $         --      $        (0.73)
                                               ================================

Weighted average common shares outstanding            822,810           734,278
                                               ================================


See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                  2003         2002
                                                                               ----------------------
Cash Flows From Operating Activities
------------------------------------
Loss from continuing operations                                                $    (431)   $(451,663)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                    --         35,740
   Accretion of debt                                                                --         68,747
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other                                --         (7,447)
    Increase (decrease) in accounts payable and accrued liabilities                 --         28,155
                                                                               ----------------------
Net cash used in continuing operations                                              (431)    (326,468)
Net cash from discontinued operations                                               --       (102,591)
                                                                               ----------------------
Net cash used in operating activities                                               (431)    (429,059)
                                                                               ----------------------

Cash Flows From Investing Activities
------------------------------------
   Payments received on notes receivable                                            --         23,289
   Loans made on notes receivable                                                   --        (17,939)
   Capital expenditures                                                             --           (160)
                                                                               ----------------------
Net cash provided by investing activities                                           --          5,190

Cash Flows From Financing Activities
------------------------------------
   Bank overdraft                                                                   --        (16,831)
   Common stock issued for cash                                                     --          1,000
   Proceeds from loans and warrants                                                  450      472,800
   Principal payments on borrowings                                                 --        (33,100)
                                                                               ----------------------
Net cash provided by financing activities                                            450      423,869
                                                                               ----------------------

Increase (decrease) in cash                                                           19    $    --
Cash and cash equivalents, beginning of period                                       151         --
                                                                               ----------------------
Cash and cash equivalents, end of period                                       $     170    $    --
                                                                               ======================

Cash paid during the period for interest                                            --      $  39,180
                                                                               ======================


See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                             MB SOFTWARE CORPORATION
                          QUARTER ENDED MARCH 31, 2003
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the three month period ended March 31, 2003, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, we did not have any significant assets.

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

PART II  - OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation*
         3.2      Bylaws*
         31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*
         32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
------------------------
* Filed herewith

(b) Reports on Form 8-K - The Company filed a Form 8-K during the quarter ended March 31, 2003 under Item 4 "Change in Registrant's Certifying Accountant" to disclose the resignation of its former auditors, Weaver and Tidwell, L.L.P. as of February 10, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MB SOFTWARE CORPORATION



Date: Aug. 29, 2003                       /s/ Scott A. Haire
                                         ---------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)