Form 10QSB
period 2003-06-30
MB SOFTWARE CORP
filed 2003-09-02
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

Transitional Small Business Disclosure Format
                                 Yes [_] No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                           Quarter Ended June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of June 30, 2003 (Unaudited).................    3

Consolidated Statements of Operations for the three and six months ended
        June 30, 2003 and 2002 (Unaudited).................................    4

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2003 and 2002 (Unaudited).................................    5

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)
                                  JUNE 30, 2003

ASSETS
------
Current Assets
   Cash                                                             $       139
                                                                    -----------

Total Assets                                                        $       139
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current Liabilities
   Advances from related parties                                    $     5,900


Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding - none                                        --
   Common stock:  $0.001 par value; 20,000,000 shares authorized;
      issued and outstanding - 822,810 shares                               823
   Additional paid-in capital                                         8,632,456
   Accumulated deficit                                               (8,627,001)
                                                                    -----------
                                                                          6,278
   Less, treasury stock, at cost; 4,089 shares                          (12,039)
                                                                    -----------
Total stockholders' deficiency                                           (5,761)
                                                                    -----------

Total liabilities and stockholders' deficiency                      $       139
                                                                    ===========


























See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                              Three months     Three months       Six months       Six months
                                                  ended            ended            ended            ended
                                              June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                              ----------------------------------------------------------------
Revenues                                      $        --      $        --      $        --      $        --
Cost of revenues                                       --               --               --               --
                                              ----------------------------------------------------------------
Gross profit                                           --               --               --               --

Operating Expenses
   Selling, general and administrative               (5,481)        (326,534)          (5,912)        (630,019)
                                              ----------------------------------------------------------------

Loss from operations                               (326,534)        (630,019)

Other Income (Expense)
   Write off net assets of Portalook                   --           (292,347)            --           (292,347)
   Write off of receivables - related party            --           (397,359)            --           (397,359)
   Interest expense                                    --            (22,984)            --           (187,124)
   Interest income                                     --              6,586             --             14,497
                                              ----------------------------------------------------------------
Total other income (expense)                           --           (706,104)            --           (862,333)

                                              ----------------------------------------------------------------
Loss before benefit for income taxes                 (5,481)      (1,032,638)          (5,912)      (1,492,352)

Benefit for income taxes                               --             70,625             --             78,676
                                              ----------------------------------------------------------------

Loss from continuing operations                      (5,481)        (962,013)          (5,912)      (1,413,676)

Discontinued operations, net of tax effect             --            137,092             --            152,720
                                              ----------------------------------------------------------------

Net loss                                      $      (5,481)   $    (824,921)   $      (5,912)   $  (1,260,956)
                                              ================================================================


Loss from continuing operations               $      (5,481)   $    (962,013)   $      (5,912)   $  (1,413,676)
Plus cumulative preferred stock dividends              --            (28,333)            --           (113,333)
                                              ----------------------------------------------------------------
Loss available to common stockholders         $      (5,481)   $    (990,346)   $      (5,912)   $  (1,527,009)
                                              ================================================================

Basic and Diluted Loss Per Share:
   Continuing operations                      $       (0.01)   $       (1.26)   $       (0.01)   $       (1.89)
   Discontinued operations                             --               0.18             --               0.20
                                              ----------------------------------------------------------------
                                              $       (0.01)   $       (1.08)   $       (0.01)   $       (1.69)
                                              ================================================================

Weighted average common shares outstanding          822,810          763,854          822,810          747,423
                                              ================================================================


See condensed notes to consolidated financial statements.



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                       2003           2002
                                                                                   --------------------------
Cash Flows From Operating Activities
Loss from continuing operations                                                    $    (5,912)   $(1,413,676)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                          --           71,480
   Common stock issued for services and consulting costs                                  --           46,000
   Accretion of debt                                                                      --           68,747
   Disposal of fixed assets                                                               --            5,038
   Write off net assets of Portalook                                                      --          292,347
   Write off related party notes receivable and accrued interest receivable               --          397,359
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other                                      --          (12,919)
    Increase (decrease) in accounts payable                                               --           20,747
    Increase (decrease) in accrued liabilities                                            --           26,358
                                                                                   --------------------------
Net cash used in continuing operations                                                  (5,912)      (498,519)
Net cash from discontinued operations                                                     --         (138,176)
                                                                                   --------------------------
Net cash used in operating activities                                                   (5,912)      (636,695)

Cash Flows From Investing Activities
   Capital expenditures                                                                   --             --
                                                                                   --------------------------
Net cash used in investing activities                                                     --             --

Cash Flows From Financing Activities
   Bank overdraft                                                                         --          (13,785)
   Common stock issued for cash                                                           --            1,000
   Principal payments on borrowings                                                    (68,226)
   Proceeds from loans and warrants                                                      5,900        717,706
                                                                                   --------------------------
Net cash provided by financing activities                                                5,900        636,695
                                                                                   --------------------------

Increase (decrease) in cash                                                                (12)          --
Cash and cash equivalents, beginning of period                                             151           --
                                                                                   --------------------------
Cash and cash equivalents, end of period                                           $       139    $      --
                                                                                   ==========================

Cash paid during the period for interest                                                  --      $    66,911
                                                                                   ==========================

Supplemental noncash investing and financing activities:
Fair value of assets exchanged in connection with the Restructure and Settlement
      Agreement dated November 5, 2001 (settled May 8, 2002) (Note 3)                     --      $ 3,943,928
                                                                                   ==========================
Notes receivable, impaired                                                                --      $   397,359
                                                                                   ==========================


See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                             MB SOFTWARE CORPORATION
                           QUARTER ENDED JUNE 30, 2003
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the six month period ended June 30, 2003, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) the ability of the Company to efficiently market its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission

Plan of Operation
-----------------

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

As of June 30, 2003, we did not have any significant assets.

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

PART II  - OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation*
         3.2      Bylaws*
         31 Certifications Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002*
         32 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002*
--------------
*  Filed herewith

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

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