Form 10QSB
period 2003-09-30
MB SOFTWARE CORP
filed 2003-10-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2003

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


As of October 1, 2003, 822,810 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                            Yes [ ]           No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                        Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of September 30, 2003 (Unaudited)................3

Consolidated Statements of Operations for the three and nine months ended
     September 30, 2003 and 2002 (Unaudited)...................................4

Consolidated Statements of Cash Flows for the nine months ended September 30,
     2003 and 2002 (Unaudited).................................................5

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)
                               SEPTEMBER 30, 2003






ASSETS
------
Current Assets
   Cash                                                             $         7
                                                                    -----------

Total Assets                                                        $         7
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current Liabilities
   Advances from related parties                                    $    29,817


Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding - none                                        --
   Common stock:  $0.001 par value; 20,000,000 shares authorized;
      issued and outstanding - 822,810 shares                               823
   Additional paid-in capital                                         8,632,456
   Accumulated deficit                                               (8,651,050)
                                                                    -----------
                                                                        (17,771)
   Less, treasury stock, at cost; 4,089 shares                          (12,039)
                                                                    -----------
Total stockholders' deficiency                                          (29,810)
                                                                    -----------

Total liabilities and stockholders' deficiency                      $         7
                                                                    ===========


























           See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002





                                                 Three months    Three months     Nine months     Nine months
                                                     ended           ended           ended           ended
                                                 September30,    September30,    September30,    September30,
                                                     2003            2002            2003            2002
                                                 ------------------------------------------------------------
Revenues                                         $       --      $       --      $       --      $       --
Cost of revenues                                         --              --              --              --
                                                 ------------------------------------------------------------
Gross profit                                             --              --              --              --

Operating Expenses
   Selling, general and administrative                (24,049)         12,869         (29,961)       (617,150)
                                                 ------------------------------------------------------------

Income (Loss) from operations                         (24,049)         12,869         (29,961)       (617,150)

Other Income (Expense)                                   --
   Write off net assets of Portalook                     --              --              --          (292,347)
   Write off of receivables - related party              --              --              --          (397,359)
   Forgiveness of debt                                   --           195,986            --           195,986
   Interest expense                                      --              --              --          (187,124)
   Interest income                                       --              --              --            14,497
                                                 ------------------------------------------------------------
Total other income (expense)                             --           195,986            --          (666,347)

                                                 ------------------------------------------------------------
Income (Loss) before benefit for income taxes         (24,049)        208,855         (29,961)     (1,283,497)

Benefit for income taxes                                 --              --              --            78,676
                                                 ------------------------------------------------------------

Income (Loss) from continuing operations              (24,049)        208,855         (29,961)     (1,204,821)

Discontinued operations, net of tax effect               --              --              --           152,720
                                                 ------------------------------------------------------------

Net (Income) Loss                                $    (24,049)   $    208,855    $    (29,961)   $ (1,052,101)
                                                 ============================================================


Income (Loss) from continuing operations         $    (24,049)   $    208,855    $    (29,961)   $ (1,204,821)
Plus cumulative preferred stock dividends                --              --              --          (113,333)
                                                 ------------------------------------------------------------
Income (Loss) available to common stockholders   $    (24,049)   $    208,855    $    (29,961)   $ (1,318,154)
                                                 ============================================================

Basic and Diluted Income (Loss) Per Share:
   Continuing operations                         $      (0.03)   $       0.25    $      (0.04)   $      (1.56)
   Discontinued operations                               --              --              --              0.20
                                                 ------------------------------------------------------------
                                                 $      (0.03)   $       0.25    $      (0.04)   $      (1.36)
                                                 ============================================================

Weighted average common shares outstanding            822,810         822,810         822,810         773,162
                                                 ============================================================










           See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                                       2003           2002
                                                                                   --------------------------
Cash Flows From Operating Activities
------------------------------------
Loss from continuing operations                                                    $   (29,961)   $(1,204,821)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                          --           71,480
   Common stock issued for services and consulting costs                                  --           46,000
   Accretion of debt                                                                      --           68,747
   Disposal of fixed assets                                                               --            5,038
   Write off net assets of Portalook                                                      --          292,347
   Forgiveness of debt                                                                    --         (195,986)
   Write off related party notes receivable and accrued interest receivable               --          397,359
   Other noncash items                                                                    --          (12,732)
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other                                      --          (12,919)
    Increase (decrease) in accounts payable                                               --           20,747
    Increase (decrease) in accrued liabilities                                            --           26,358
                                                                                   --------------------------
Net cash used in continuing operations                                                (498,382)
                                                                                                      (29,961)
Net cash from discontinued operations                                                     --         (138,176)
                                                                                   --------------------------
Net cash used in operating activities                                                 (636,558)
                                                                                                      (29,961)

Cash Flows From Investing Activities                                                      --             --
------------------------------------

Cash Flows From Financing Activities
------------------------------------
   Bank overdraft                                                                         --          (23,652)
   Common stock issued for cash                                                           --            1,000
   Principal payments on borrowings                                                    (68,226)
   Proceeds from loans and warrants                                                     29,817        727,543
                                                                                   --------------------------
Net cash provided by financing activities                                               29,817        636,665
                                                                                   --------------------------

Increase (decrease) in cash                                                               (144)           107
Cash and cash equivalents, beginning of period                                             151           --
                                                                                   --------------------------
Cash and cash equivalents, end of period                                           $         7    $       107
                                                                                   ==========================

Cash paid during the period for interest                                                  --      $    66,911
                                                                                   ==========================

Supplemental noncash investing and financing activities:
--------------------------------------------------------
Fair value of assets exchanged in connection with the Restructure and Settlement
      Agreement dated November 5, 2001 (settled May 8, 2002)                              --      $ 3,943,928
                                                                                   ==========================
Notes receivable, impaired                                                                --      $   397,359
                                                                                   ==========================
Liabilities disposed of in connection with capital restructuring                          --      $ 2,247,363
                                                                                   ==========================
Forgiveness of debt-unrelated party notes payable and accrued interest                    --      $   195,986
                                                                                   ==========================





           See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                             MB SOFTWARE CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2003
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the nine month period ended September 30, 2003, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

As of September 30, 2003, we did not have any significant assets.

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

PART II  - OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1      Articles of Incorporation(1)
         3.2      Bylaws(1)
         31 Certifications Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002*
         32 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002*

---------
*   Filed herewith

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(b) Reports on Form 8-K

During the quarter ended  September 30, 2003,  the Company filed Form 8-K, under
Item 4., on August 12, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION



Date: Oct. 10, 2003                       /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)