Form 10KSB
period 2003-12-31
MB SOFTWARE CORP
filed 2004-04-07
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2003
                   -------------------------------------------

[_] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 For the transition period from           to
                                       ---------    ---------

                         Commission File Number 0-11808

                             MB SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

             Texas                                      59-2220004
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2225 E. Randol Mill Road Suite 305, Arlington, Texas    76011-6306
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $0. The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $ 2,453.01.

As of December 31, 2003 5,822,810 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                             MB SOFTWARE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2003


                                                                            Page
                                                                            ----


 ITEM 1.  BUSINESS  ..........................................................1

 ITEM 2.  PROPERTIES..........................................................6

 ITEM 3.  LEGAL PROCEEDINGS...................................................6

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS..........................................6

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........7

 ITEM 7.  FINANCIAL STATEMENTS ...............................................8

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................8

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS................................................9

 ITEM 10. EXECUTIVE  COMPENSATION............................................10

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................10

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................11

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................12

ITEM 14.  CONTROLS AND PROCEDURES............................................13

                                     PART 1

ITEM 1.  BUSINESS

MB Software Corporation (the "Company") was incorporated in 1982 as a Colorado corporation and was reincorporated in the State of Texas in 2002. The Company is positioned and seeks to be the leading provider of real time prescription drug monitoring services to healthcare professionals and regulatory agencies.

We seek to establish ourselves as the leader for emerging electronic healthcare transactions. Historically, little more than billing and eligibility information have been transmitted electronically among healthcare providers and administrators. However, with the increased prevalence of Internet connectivity and adoption, the emergence of new standards and HIPAA legislation, and the growing financial crisis facing the healthcare industry, a new breed of electronic transactions, applications and online services are emerging.

To secure our position in this new market, we believe that we are meeting a critical market demand for prescription drug tracking with the offering of our Veriscriptm services through the Company's wholly owned, indirect subsidiary, VPS Holding, LLC. Veriscrip is currently the Company's only product offering. Our first customer for Veriscrip is the Commonwealth of Kentucky, where a pilot project will go live in April which we believe will be the first real time tracking system of its kind in the United States. Veriscrip allows physicians to electronically write scripts via any Windows(R) or Palm(R) compatible device, complete with payor-specific drug formulary information, and electronically send prescriptions to any pharmacy. In addition, Veriscrip provides a tracking mechanism to allow regulators to see when and where scripts were filled. These services are being marketed to state agencies to as a method to help them manage the abuse of prescription drugs and reduce their Medicaid expenses related to abuse of pharmacy benefits.

Our primary objective is to successfully complete the Kentucky pilot and secure contracts with other states to provide real time drug diversion tracking solutions tailored to each state. Beyond what we believe to be a compelling case for curbing abuse from a humanitarian perspective, state agencies who enforce compliance using Veriscrip should enjoy Medicaid savings from a reduction in pharmacy benefit fraud. Given the fragile financial position of most state Medicaid programs, we believe this will be of huge benefit to them.

Our Veriscrip business model is based on providing electronic prescription writing and tracking services. We believe that the largest portion of our revenue will come from government agencies who will pay for these services through a variety of mechanisms including, but not limited to license fees, transaction fees, and cost savings sharing.

Industry Overview

Historically, the healthcare transactions market has been almost exclusively comprised of companies offering healthcare providers with "EDI" (Electronic Data Interchange) solutions for submitting medical claims electronically, and acquiring patient eligibility status from insurance companies. Dominating this market are large companies such as WebMD, ProxyMed, NDCHealth, and Per Se' Technologies. These companies have large user bases which consistently transmit their medical billings through the respective networks. These transactions have existed since the 1980's and margins from these transactions are increasingly declining.

However, with the increased prevalence of Internet connectivity and adoption, the emergence of new standards and HIPAA legislation, and the growing financial crisis facing the healthcare , a new breed of electronic transactions, applications and online services are emerging. These services will begin to provide transactions that further connect "trading partners" in healthcare much the same way other industries connect throughout supply chains.

Fueling the growth of a particular set of transactions is the rising abuse of prescription drugs. The high profile cases featuring celebrities who abuse prescription drugs, combined with increased prevalence of statistics in the media of prescription drug related deaths have increased the pressure on state and federal legislators to pass regulations and implement controls on the systems which administer prescription drugs. This industry has emerged as "Drug Diversion Tracking," and is currently addressed or is being considered for legislation in most states. To address this problem, a number of states have implemented tracking systems that are retrospective and involve heavy amounts of manual intervention. Federal endorsement has come from a number of areas including the DEA's Hal Rogers fund, which provides grants to state agencies to either initiate or enhance their drug monitoring programs. We expect to meet an existing need with an enhanced product offering, which will bring monitoring to a real time basis, and significantly reduce financial and human loss associated with drug abuse.

Although not directly competitive, there are a number of companies offering prescription writing software similar to Veriscrip. These offerings are often installed at physician locations on a variety of hardware platforms and allow physicians to write scripts electronically. Few of these offerings have the means to transmit those scripts to pharmacies, and to the knowledge of our management, none are packaging their solution for drug diversion tracking. The landscape for electronic scripts includes both the applications used to create scripts as well as the networks involved in handling both the script orders and the financial side of these transactions. We believe that we have a solution that provides both the application to create electronic prescriptions, and the network that can deliver a script to any pharmacy in the US. In addition, we offer services to state agencies that allows them to track the prescribing and dispensing of prescription drugs in real time.

Risk Factors of the Business

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

Lack of Operating History
-------------------------

We entered into the electronic healthcare transactions in November of 2003 with our acquisition of VPS Holding, LLC. Thus, we have only a limited operating history with which you can evaluate our current business model and our prospects and the historical financial data may be of limited value in evaluating our future revenue and operating expenses. Further, you may lose your investment if we are unable to successfully market our services and implement our business plan. We have not been profitable to date. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Existing Management
----------------------------------------

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. Our officers and board members own approximately 92% of the 5,822,810 shares of our outstanding common stock. If management votes together, it will influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Unproven Business Model
-----------------------

We believe there is a strong market demand for prescription drug tracking services, as highlighted by recent, well publicized cases of celebrities who abuse controlled substances. However, these services are new and have never been offered before in this form, and therefore lack a proven business model. We expect to inure strong revenue from the services we will offer to state agencies but the soundness of our pricing has not yet been tested.

Lack of State Budgets (Funding for programs such as Veriscrip)
--------------------------------------------------------------

In the event that State agencies are unable to find the appropriate funds to pay for services or provide internal staff to manage their implementations, we may fail to secure state contracts and revenue and ultimately be forced to discontinue operations.

User resistance
---------------

In the event that state legislation does not strongly support the adoption of real time monitoring, our implementations could fail, resulting in loss of revenue or inability to garner revenue secured by existing contracts. In the event that resistance is organized, it could even overturn legislation which will enforce adoption of services such as Veriscrip.

Regulations
-----------

HIPAA and other healthcare legislation remains in a period of maturing, during which time a number of unforeseen changes related to privacy or healthcare transaction standards could impact our business. Although not expected to preclude use from offering our services, such changes could cause us to incur additional expenses in order to make changes to our product and service offerings.

Competition
-----------

There are currently a number of companies offering solutions for electronic prescription services. Any or several of these companies may seek to enter our market and focus on regulatory tracking. Given their larger existing install bases, we may have difficulty competing for contracts if put out for bid. In addition, large companies in related industries (such as medical claims processing or financial transaction processing for scripts) may elect to enter our market space and leverage their existing relationships with large pharmacy chains, pharmacy benefits managers, or even physician software providers. A move like this by any number of large companies would present a number of challenges to our ability to capture customers required to either fill or bid on contracts.

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

Employees
---------

The Company does not currently have any employees. However, it does utilize the administrative services of an employee of an entity controlled by the President of the Company and intends to hire full time employees in the first quarter of 2004.

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

ITEM 3. LEGAL PROCEEDINGS

None. On March 8, 2004, VPS Holdings, LLC., received a letter from attorneys representing Nevoca.com. The letter implies that the Company's Veriscrip technology may violate a patent held by Nevoca. We do not believe that our technology violates the Nevoca patent and have not entertained any discussions regarding licensing the Nevoca patent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

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

The high and low sales prices are as follows for the periods indicated:

              -------- ----------------------- --------- ---------
                YEAR       QUARTER ENDING         HIGH      LOW
              -------- ----------------------- --------- ---------
                2002     March 31, 2002*         $0.05     $0.02
              -------- ----------------------- --------- ---------
                         June 30, 2002*          $0.01     $0.01
              -------- ----------------------- --------- ---------
                         September 30, 2002*     $0.01     $0.01
              -------- ----------------------- --------- ---------
                         December 31, 2002*      $0.01     $0.01
              -------- ----------------------- --------- ---------
                2003     March 31, 2003*         $0.01     $0.01
              -------- ----------------------- --------- ---------
                         June 30, 2003*          $0.01     $0.01
              -------- ----------------------- --------- ---------
                         September 30, 2003      $0.01     $0.01
              -------- ----------------------- --------- ---------
                         December 31, 2003       $0.01     $0.01
              -------- ----------------------- --------- ---------

*does not reflect split adjusted price resulting from 100:1 reverse stock split effective June 24, 2002.

Record Holders
--------------

As of December 31, 2003, there were approximately 2000 shareholders of record holding a total of 5,822,810 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Plan of Operation
-----------------

The Company currently has limited business operations, maintaining leased offices in Arlington, TX, and Lexington, KY. Business activities currently include sales and marketing activities to state organizations, and the implementation and management of the KY pilot program.

Through its informal pre-marketing and marketing activities, and its pilot program, the Company continues to refine its strategy to secure a strong position in the online healthcare transactions market. Management intends to draft this strategy into a formal business plan, internally fund operations, and may consider raising external funds upon successful implementation of the KY pilot.

Pursuant to its strategy, the Company secured a license for an additional prescription transaction system that it will incorporate into its Veriscrip offering. The company's primary expenses are expected to be marketing and development/customization for state by state projects.

During 2004, the Company anticipates hiring a number of management, marketing, and technical staff to secure contracts and further increase our product offering.

Liquidity and Capital Resources

As of December 31, 2003, the Company had no significant assets other than it's contract for the Kentucky pilot project. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004. However, there can be no assurances to that effect, as the Company has minimal revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period, or secures a contract with a state agency.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                      Year First
Name                     Age       Position                             Elected
----                    -----      --------                             -------

Scott A. Haire            39       Chairman, Chief Executive
                                   Officer, President and Director        1993
Gilbert A. Valdez         60       Director                               1996
Araldo A. Cossutta        79       Director                               1994
Steven W. Evans           53       Director                               1994
Robert E. Gross           59       Director                               1994
Thomas J. Kirchhofer      63       Director                               1994

Executive Officers of the Compa ny are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All directors agreed to remain until the 2004 annual meeting.

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


Thomas J. Kirchhofer is president of Synergy Wellness  Centers of Georgia,  Inc.
He is past president of the Georgia Chiropractic Association.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, one transaction conducted by each of Messrs. Haire, Cossutta and Evans that was required to be reported by Section 16(a) of the Securities Exchange Act of 1934, was reported late during the period ended December 31, 2003..

ITEM  10.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years
2003, 2002, and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                          Long Term Compensation
------------------------------------------------------------------------------------------------------------------
                                                                        Awards                    Payouts
------------------------------------------------------------------------------------------------------------------
                                                   Other      Restricted    Securities
Name and                                          Annual        Stock       Underlying      LTIP       All Other
Principal        Year     Salary       Bonus    Compensation   Award(s)       Options      payouts    Compensation
Position                    ($)         ($)         ($)          ($)          SARs(#)        ($)          ($)
------------------------------------------------------------------------------------------------------------------
Scott A. Haire   2003       -0-          -           -            -              -            -            -
                 2002    $ 60,000        -           -            -              -            -            -
                 2001    $120,000        -           -            -              -            -            -
------------------------------------------------------------------------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

As of December 31, 2003, there were 5,822,810 shares of common stock issued and outstanding.

                                                Amount and Nature
Title      Name of Beneficial                     of Beneficial          Percent
Class      Owner of Group (1)                       Ownership           of Class
-----      ------------------                       ---------           --------

Common     Scott A. Haire2                          1,971,667              34%

Common     Araldo A. Cossutta3                      1,725,000              30%

Common     Steven W. Evans4                         1,333,333              23%

Common     Thomas J. Kirchhofer5                        1,500               *

Common     Robert E. Gross6                             2,000               *

Common     Gilbert Valdez7                              6,000               *

Common     All Directors and Executive Officers
           As a Group (six in number)               5,357,713              92%

Common     Robert Shaw8                               110,000               2%

Common     Imagine Investments                         45,000               *%

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

Effective November 10, 2003, the Company acquired MB Holding Corporation through a merger transaction, for an aggregate of 5,000,000 shares of the Company's common stock. Messrs. Haire and Cossutta, were the sole owners of MB Holding Corporation. In connection with the acquistion, Mr. Steven Evans, one of the Company's directors, received a portion of the 5,000,000 shares issued in the acquistion.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit No.

         3.1 Articles of Incorporation. (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30,
                  2002)

         3.2 Bylaws. (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30, 2002)

         10.1 Restructure and Settlement Agreement dated as of November 5, 2001 by and among MB Software Corporation, Healthcare Innovations, LLC, Imagine Investments, Inc., and XHI(2), Inc. (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2001)

         10.2 Agreement and Plan of Merger, dated as of November 10, 2003 by and among MBH Acquisition, Inc., MB Software Corporation, MB Holding Corporation, and all of the stockholders of MB Holding Corporation. (incorporated by reference to the Company's Current Report on Form 8-K, filed with the commission on November 21, 2003)

         31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

         32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

(b)      Reports on Form 8-K. None.

         The Company filed one Current Report on Form 8-K on November 21, 2003 reporting the acquisition of MB Holding Corporation under Items 2 and 7, of such Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Clancy and Co., P.L.L.C. served as the independent auditors of the Company for the years ended December 31, 2003 and 2002. The Company's board of directors pre-approves all services performed by the Company's principal auditor.

         During 2003 and 2002, the Company retained its principal auditor, Clancy and Co., P.L.L.C., to provide services in the following categories and amounts:


                                  2003               2002

Audit Fees                     $ 9,000.00        $ 11,850.00
Audit-Related Fees                --                4,650.00
Tax Fees                          --                 --
All Other Fees                    --                  870.00
                               ----------        -----------
Total                          $ 9,000.00        $ 17,370.00

         The Audit fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audit of the consolidated financial statements of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of April 2004.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                      Date
---------               -----                                      ----

/s/ Scott A. Haire     CEO, President, Chairman and Principal
------------------     Financial Officer                           April 7, 2004
Scott A. Haire

                                INDEX TO EXHIBITS


(a)      Exhibits

         31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) . . .F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .F-6 - F-7

Notes to the Consolidated Financial Statements . . . . . . . . .  . . F-8 - F-20

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MB Software Corporation

We have audited the accompanying consolidated balance sheet of MB Software Corporation, a Texas Corporation, and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003, and the results of their operations and their cash flows for the preceding two years then ended, in conformity with generally accepted accounting principles in the United States of America.

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


Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 10, 2004

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS
------
Current Assets
   Cash                                                             $       385
   Due from related parties (Note 4)                                    467,760
                                                                    -----------
Total current assets                                                    468,145

Other Assets
   License, net of amortization of $31,667 (Note 3)                      68,333
                                                                    -----------

Total Assets                                                        $   536,478
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable                                                 $    56,724
   Notes payable (Note 5)                                               457,500
   Accrued interest payable (Note 5)                                     45,154
                                                                    -----------
Total current liabilities                                               559,378

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding 5,822,810                                    5,823
   Additional paid-in capital                                         9,032,385
   Accumulated deficit                                               (9,049,069)
                                                                    -----------
                                                                        (10,861)
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                    -----------
Total stockholders' deficiency                                          (22,900)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $   536,478
                                                                    ===========




















The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              2003           2002
                                                          -----------    -----------
Revenues - license                                        $      --      $   125,000

Operating Expenses
   Selling, general and administrative                        382,826        715,884
                                                          -----------    -----------

Loss from operations                                         (382,826)      (590,884)

Other Income (Expense)
   Net assets related to Portalook written off                   --         (292,347)
   Write off of receivables - related party                      --         (397,359)
   Forgiveness of debt - unrelated party                         --          195,986
   Interest expense                                           (45,154)      (187,124)
   Interest income                                               --           14,497
                                                          -----------    -----------
Total other income (expense)                                  (45,154)      (666,347)
                                                          -----------    -----------

Loss before benefit for income taxes                         (427,980)    (1,257,231)

Benefit for income taxes (Note 7)                                --          (78,676)
                                                          -----------    -----------

Loss from continuing operations                              (427,980)    (1,178,555)

Discontinued operations
   Income from operations, net of tax effect of $78,676          --          152,720
                                                          -----------    -----------

Net loss                                                  $  (427,980)   $(1,025,835)
                                                          ===========    ===========


Loss from continuing operations                              (427,980)   $(1,178,555)
Plus cumulative preferred stock dividends                        --         (113,333)
                                                          -----------    -----------
Loss available to common stockholders                     $  (427,980)   $(1,291,888)
                                                          ===========    ===========

Basic and diluted loss per share:
   Continuing operations                                  $     (0.28)   $     (1.50)
   Discontinued operations                                       --             0.19
                                                          -----------    -----------
                                                          $     (0.28)   $     (1.31)
                                                          ===========    ===========

Weighted average common shares outstanding                  1,521,440        785,676
                                                          ===========    ===========








The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS DECEMBER 31, 2003 AND 2002

                                                Series A      Series A
                                               Preferred     Preferred         Common         Common
                                                 Stock         Stock           Stock          Stock
                                                 Shares        Amount          Shares         Amount
                                              --------------------------------------------------------
Balance, December 31, 2001                        340,000    $ 3,400,000        734,000    $       734

Common stock issued for cash                         --             --            1,000              1

Restructure and Settlement Agreement
    datedNovember 5, 2001 (settled
    on May 8, 2002) (Note 3)                     (340,000)    (3,400,000)        45,000             45

Common stock issued for consulting services
    rendered                                         --             --           46,000             46
Capital restructuring (Note 3)                       --             --             --             --

Fractional shares adjustment                         --             --           (3,190)            (3)
Net loss                                             --             --             --             --
                                              --------------------------------------------------------

Balance, December 31, 2002                           --          822,810      8,632,456        (12,039)


Common stock issued for license (Note 3)             --             --        5,000,000          5,000

Gain on sale of assets between entities
     under common control                            --             --             --             --

Net loss                                             --             --             --             --
                                              --------------------------------------------------------

Balance, December 31, 2003                           --      $      --        5,822,810    $     5,823
                                              ========================================================

                                              Additional
                                                Paid-In     Accumulated     Treasury
                                                Capital       Deficit         Stock
                                              ----------------------------------------

Balance, December 31, 2001                    $ 2,084,057   $(7,569,033)   $   (12,039)

Common stock issued for cash                          999          --             --

Restructure and Settlement Agreement
    datedNovember 5, 2001 (settled
    on May 8, 2002) (Note 3)                    4,254,161          --             --

Common stock issued for consulting services
    rendered                                       45,954          --             --
Capital restructuring (Note 3)                  2,247,282          --             --

Fractional shares adjustment                            3          --             --
Net loss                                             --      (1,052,056)          --
                                              ----------------------------------------

Balance, December 31, 2002
                                                     --             823     (8,621,089)

Common stock issued for license (Note 3)           96,221          --             --

Gain on sale of assets between entities
     under common control                         303,708          --             --

Net loss                                             --        (427,980)          --
                                              ----------------------------------------

Balance, December 31, 2003                    $ 9,032,385   $(9,049,069)   $   (12,039)
                                              ========================================





The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                   2003           2002
                                                                               --------------------------
Cash flows from operating activities
Loss from continuing operations                                                $  (427,980)   $(1,178,555)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
   Gain on sale of assets between entities under common control                    303,708           --
   Accretion of debt                                                                  --           68,747
   Depreciation and amortization                                                    20,000         83,147
   Stock issued for consulting services                                               --           46,000
   Net assets written off - Portalook                                                 --          292,347
   Disposal of fixed assets                                                           --            5,038
   Write off of receivables - related party                                           --          397,359
   Forgiveness of debt - unrelated party                                              --         (195,986)
   Other noncash items                                                                --          (12,944)
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other                                  --          (12,919)
    Increase (decrease) in accounts payable and accrued liabilities                 89,848         59,135
                                                                               --------------------------
Net cash used in continuing operations                                             (14,424)      (448,631)
Net cash provided by discontinued operations                                          --         (138,176)
                                                                               --------------------------
Net cash used in operating activities                                              (14,424)      (586,807)

Cash flows from investing activities
   Acquisition of license                                                             --         (100,000)
                                                                               --------------------------
Net cash flows provided by investing activities                                       --         (100,000)

Cash flows from financing activities
   Cash contributions                                                                 --           75,000
   Advances from related parties                                                  (442,860)       (24,900)
   Cash overdraft                                                                     --          (23,652)
   Common stock issued for cash                                                       --            1,000
   Principal payments on borrowings                                                   --          (68,226)
   Proceeds from loans and warrants                                                457,500        727,754
                                                                               --------------------------
Net cash provided by financing activities                                           14,640        686,976
                                                                               --------------------------

Increase in cash                                                                       216            169

Cash and cash equivalents, beginning of year                                           169           --
                                                                               --------------------------

Cash and cash equivalents, end of year                                         $       385    $       169
                                                                               ==========================

Cash paid during the year for:
   Interest                                                                    $      --      $    66,911
                                                                               ==========================

   Income taxes                                                                $      --      $      --
                                                                               ==========================


The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                 2003         2002
                                                                              -----------------------
Supplemental noncash investing and financing activities:

   Exchange of assets between entities under common control                   $  101,221
                                                                              ==========

   Fair value of assets exchanged in connection with the Restructure and
    Settlement Agreeement dated November 5, 2001                                           $3,943,928
                                                                                           ==========

   Liabilities disposed of in connection with capital restructuring                        $2,247,282
                                                                                           ==========

   Forgiveness of debt - unrelated party notes payable and accrued interest                $  195,986
                                                                                           ==========

   Notes receivable, impaired                                                              $  397,359
                                                                                           ==========

































The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization and Nature of Operations

MB Software Corporation (the "Company") was originally formed on July 14, 1983, in the State of Utah and after several name changes and a change of domicile, is now known as MB Software Corporation, a Texas Corporation, with an authorized capital of 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $10 par value preferred stock.

Effective June 13, 2002, the Company reincorporated in the State of Texas through a merger of the Company with a newly formed wholly-owned subsidiary. At the effective date of the merger, each share of the Company's outstanding common stock was converted into one share of the reincorporated company's common stock and all options to purchase shares of the Company's common stock were converted into options to purchase shares of the reincorporated company's common stock at the time of the merger. All of the Company's officers and directors became officers and directors of the reincorporated company after the merger. The reincorporation was approved at the Company's Annual Meeting of Shareholders held on February 11, 2002.

Effective June 24, 2002, the Company effected a one-for-one hundred reverse stock split and amended the Company's Articles of Incorporation to reduce the number of authorized shares of common stock from 150,000,000 shares to 20,000,000 shares, and increased the number of authorized shares of preferred stock from 1,000,000 shares to 5,000,000 shares (the "Amendment"). The reverse stock split and Amendment were approved by the Board of Directors and by a majority of the Company's shareholders on June 21, 2002.

The Company has acquired the license to proprietary software that provides real-time prescription monitoring by electronically capturing electronic prescriptions for scheduled drugs from physicians' offices, transmitting those prescriptions to participating pharmacies electronically, and providing associated information on those prescriptions to State Regulators.

Significant Accounting Policies

Principles of consolidation and presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned (99%) subsidiary. The minority interest (1%) is owned 0.5% by the Company's president and majority stockholder and 0.5% by a director of the Company. The Company fully consolidates the assets, liabilities, revenues and expenses of its majority-owned subsidiary because it has control over the operating and financing decisions of this subsidiary, and the operating results or financial position would not differ from those that would have been obtained if the entity was wholly-owned. All intercompany transactions and balances have been eliminated upon consolidation.

The Company's financial statements include the combined statements of financial position, results of operations and cash flows for the entities merged as a result of certain merger agreements completed during 2003. (See Note 3 for details) The Company remains as the reporting entity and its balance sheet and other financial information have been updated as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for the prior year have been restated to furnish comparative information. All restated financial statements reflect the combined results of operations and cash flows of the previously separate entities.

Business combinations - Transfers and exchanges of assets between companies under common control are accounted for at historical cost in a manner similar to that in a pooling of interests accounting. The excess of the cost of the asset acquired over the net assets sold at their book values are charged to additional paid-in capital.

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

Business and credit risk concentrations - The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits.

Cash and cash equivalents - The Company considers all cash on hand and in banks, demand and time deposits, and all other highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and equipment - Property and equipment are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from five to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense amounted to $nil for 2003 (2002: $10,016).

Revenue recognition - Revenue from licenses is recognized when the license term begins and the licensed technology is physically delivered to the customer. Revenues from discontinued operations consist of sales of the Company's medical clinic fees, which are recognized at the time the medical services are rendered. (See Note 11 for discontinued operations)

Software development - The Company capitalizes software development costs after technological feasibility has been established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software costs are amortized over the greater of the ratio that current gross revenues bear to the current and future gross revenues or amortized using the straight-line basis over the estimated economic life of the software. Net software license costs purchased from Portalook of $307,316 were written off during 2002. Software development costs incurred by the Company for 2002 were $70,000. There were no software development costs for 2003.

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

Intangible assets - Intangible assets represent a license that is being amortized over a period of sixty months. Amortization for 2003 was $20,000 (2002: $11,667). The gross carrying amount is $100,000 and accumulated amortization is $31,667. The aggregate amortization for each of the succeeding years is as follows: 2004: $20,000; 2005: $20,000; 2006: $20,000; and 2007:
$8,333.

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

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements only of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions and amendment to APB No. 28, effective for interim periods beginning after December 15, 2002.

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

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 4)

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which have a significant affect on the financial statements:

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS
--------------------------------------

Portalook, Inc. ("Portalook")

In July of 2001, the Company acquired certain assets and assumed certain liabilities of Portalook, a California based company, which developed proprietary technology for use in enabling Internet Transaction Devices ("ITD's") to be used as transaction processing devices in the field.

North Florida Physical Medicine, LLC ("NFPM")

On July 31, 2001 the Company purchased certain assets including: inventory valued at $140,000, property and equipment valued at $84,000, and a software license valued at $420,000 from Portalook. The purchase price was allocated to the assets acquired based on their relative fair values on the purchase date. The purchase price for the assets was cash of $40,000, a payable of $184,000, assumed liability of $30,000 and 3,000,000 shares of common stock valued at $390,000, based on the fair value of the common stock on the purchase date. The purchase of the Portalook assets allowed the Company to sell internet transaction devices and to develop supporting services.

During the second quarter of 2002, the Company wrote off the net assets acquired in the transaction and it no longer sells internet transaction devices. The net assets of $292,257 included accounts receivable of $7,250, software license (net of amortization) of $307,316, inventory of $131,740, server (net of depreciation) of $68,600, deferred revenues of $16,149, payable of $184,000, and the remaining assumed liability of $22,500. The Company does not believe any further recourse will arise as a result of its actions, however there is a remote possibility it could be contingently liable for these liabilities. The financial statements do not include any reserves for future claims. (See Note 8)

On November 5, 2001, the Company entered into a Restructure and Settlement Agreement with Imagine Investments, Inc. ("Imagine"), which was approved by the shareholders on February 11, 2002. Pursuant to the agreement, the Company transferred its interest in NFPM and issued common stock in exchange for settlement of debt and preferred stock. As a result of this agreement, certain assets, liabilities and operations of NFPM are presented as discontinued. (See
Note 11)

On May 8, 2002, the Company completed the Restructure and Settlement Agreement with Imagine for the sale of the Company's medical clinics business (NFPM). In accordance with the agreement, proceeds ($4,634,203) represented the conversion of 340,000 shares of Series A Convertible Preferred Stock ($3,400,000), dividends in arrears ($45,644), convertible debt ($800,000) and accrued interest on the debt ($388,559), all held by Imagine, into 4,500,000 shares of common stock and the Company conveyed to Imagine its ownership in NFPM. The fair market value of the consideration given was $690,275 representing the net assets in NFPM ($629,999) and the fair market value of the 4,500,000 shares of common stock ($60,276). No gain or loss on the transaction with the preferred stockholder was recognized. The transaction resulted in a net increase in stockholders' equity of approximately $850,000. The calculation of the gain or loss did not include $1,178,977 of cumulative preferred stock dividends, which were not required to be paid to Imagine as part of the sale because these dividends were cumulative, but have never been declared as a result of past net losses. The exclusion of the dividends in the calculation does not have any effect on total stockholders' equity. (See Note 11)

eAppliance Innovations, LLC

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

MB Holding Corporation ("MBH")

On November 10, 2003, the Company completed a merger agreement with MBH Acquisition, Inc. ("MBHAI"), a Nevada Corporation and wholly-owned subsidiary of the Company, and MB Holding Corporation ("MBH"), a Nevada Corporation, under reorganization within the meaning of Internal Revenue Code Section 368(a). MBHAI was a newly formed entity for the purpose of the merger, and it had no assets or liabilities of any kind whatsoever. Subsequent to the merger, MBHAI's existence ceased and MBH continued as the surviving entity. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C. ("Envoii"), a Nevada limited liability company, has developed a system for transmitting electronic documents in a secure environment. This system is targeted toward meeting the privacy and data security requirements of the healthcare industry imposed by the Health Insurance Portability and Accountability Act of 1996.

The consideration paid by the Company for MBH consisted of an aggregate of 5,000,000 restricted shares of the Company's common stock. The shares were issued to Scott Haire ("Haire") and Araldo Cossutta ("Cossutta"), the sole stockholders of MBH, in proportionate share to their respective holdings in MBH. Both Haire and Cossutta are directors of the Company, and Haire is also the Company's Chairman of the Board, Chief Executive Officer and President. The shares were issued by the Company pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended.

The shares were valued at the historical cost basis of the transferred entity because the assets were transferred between entities under common control. As a result of the net assets transferred, the Company remains as the reporting entity and its balance sheet and other financial information have been updated as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for the prior year have been restated to furnish comparative information. All restated financial statements reflect the combined results of operations and cash flows of the previously separate entities.

Prior to and contingent upon the merger agreement discussed above, Envoii completed a merger with Envoii Acquisition LLC ("EAI", newly formed for purposes of the merger only) and MBH, under reorganization within the meaning of Internal Revenue Code Section 368(a). Subsequent to the merger, EAI's existence ceased and Envoii was the surviving company and now a wholly-owned subsidiary of MBH. The membership interests in Envoii were owned 67% Haire (majority shareholder of MB Software Corporation and its Chairman/CEO/President) and 33% Cossutta (a director of MB Software Corporation). MBH's outstanding shares were 1,000, which were held by the sole shareholders of Haire (669 shares) and Cossutta (331 shares).

Envoii Deployment License Agreement

On June 14, 2002, Envoii Healthcare, L.L.C. purchased a license from Envoii Inc. (unrelated party) for $100,000. The license granted Envoii Healthcare the exclusive right to Envoii Inc.'s proprietary software and Helathcare Exclusive domain for its own business. The term of the agreement was for 24 months. On July 24, 2002, Envoii Healthcare, L.L.C. transferred the license to Envoii Technologies, Inc. Both entities to the transaction are controlled by Scott Haire, the Company's President, Chairman, and CEO.

During 2003, Envoii Inc. declared bankruptcy and Envoii Healthcare, L.L.C. bought certain assets pursuant to an Asset Purchase Agreement dated May 6, 2003 for $75,000. Envoii Healthcare also paid approximately $40,000 for expenses incurred in connection with the Envoii Inc. bankruptcy. On July 24, 2003, Envoii Healthcare, L.L.C. and Envoii Technologies, Inc. (identical parties in each entity) completed an Asset Purchase Agreement for the purchase of certain assets for consideration of $375,000 with a cost basis of $71,292 for a net gain on the transaction of $303,708. Envoii Healthcare and Envoii Technolgoies are controlled by the same person, Haire, which is the Company's President, Chairman and CEO, and Cossutta, one of the Company's directors. Both Haire and Cossutta converted notes payable totaling $240,800 to capital and then applied the capital to the purchase price of the transaction leaving a net balance due of $134,200 at December 31, 2003. Since the transaction occurred between entities under common control, no gain on the transaction was recognized, but credited to additional paid-in capital. (See Note 4)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Amounts due from related parties

Amounts due from related parties at December 31, 2003 totaling $467,760 represent (1) $333,560 of funds advanced, as necessary, from various entities controlled by the president of this Company and (2) $134,200 representing the balance due from an entity controlled by the Company's President for the purchase of certain assets pursuant to an Asset Purchase Agreement dated July 24, 2003 between Envoii Healthcare, L.L.C. and Envoii Technologies, L.L.C. (See
Note 3), both related parties.

The amounts due are interest-free, unsecured and repayable on demand.

Note receivable

Notes receivable due from Scott A. Haire, a related party, dated November 1, 1999, bearing interest at 8% per annum, for the original principal sum of $350,000 and accrued interest through June 30, 2002 of $47,359 were written off during 2002 as management deemed it impaired.

Notes payable

The Company converted various notes payable to shareholders and other related parties during 2003 and 2002. Interest expense incurred under related party notes payable for the year ended December 31, 2002 was approximately $126,000.

Administrative services

The  Company  provides  limited  administrative   services  to  other  companies
affiliated through common ownership of Company shareholders.

Merger acquisition

On November 10, 2003, the Company completed a merger agreement with MBH, whose directors and officers are the same as the Company's directors and officers. (See Note 3 for details)

Divestiture of Assets

Effective August 1, 2002, the Company sold substantially all of its assets to Payment Solutions, in exchange for the assumption by Payment Solutions of substantially all of the Company's liabilities. Mr. Scott A. Haire, the Company's President and Chief Executive Officer directly owns 0.5%, of the membership interests in Payment Solutions, and beneficially may be deemed to own an additional 57.8% through HEB LLC and SAH, LLC. Mr. Haire is also the Manager of Payment Solutions. (See Note 3 for details)

Mr. Gilbert Valdez, and Mr. Araldo Cossutta, each a director of the Company, directly own 0.5%, and 16.44%, respectively, of the membership interest in Payment Solutions. Mr. Cossutta may be deemed to beneficially own an additional 8.38% of the membership interests of Payment Solutions thorough Patricia Cossutta, his wife.

Mr. Richard F. Dahlson, a partner with the law firm of Jackson Walker L.L.P., the Company's chief legal counsel, owns 7.51% of the membership interest in Payment Solutions.

Properties

The Company's headquarters are located at 2255 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011. The Company was obligated for rent expense under a noncancelable lease at the rate of $2,720 per month until the Company divested its assets. (See Note 3) Subsequent to that date, the Company has not paid any rent expense. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.


NOTE 5 - NOTES PAYABLE
----------------------

Notes payable at December 31 consists of the following:

Convertible promissory note payable              [1]    $   200,000
Convertible promissory note payable              [2]        100,000
Promissory notes payable                         [3]        157,500
                                                        ------------
                                                        $   457,500
                                                        ============





[1] Convertible promissory note payable represents one note with outstanding principal convertible (in denominations of $10,000 or integral multiples thereof) into shares of the Company's common stock at the conversion price of $1.00 per share; maturity date is December 26, 2003; interest rate is 10% per annum or in the event of default 15% per annum; personally guaranteed by the Company's president. The note is currently in default.

[2] Convertible promissory note payable represents one note with outstanding principal convertible into shares of the Company's common stock at the conversion price of $0.50 per share equal to the total value of the note after the first quarterly interest payment, which is due on February 28, 2004; maturity date is also February 28, 2004; interest rate is 10% per annum.

[3] Promissory notes payable represents five different notes bearing interest at 10% per annum and originally convertible into shares of the Company's common stock at the conversion price of $0.50 to $1.00 per share; the notes mature at various dates through August 28, 2003, and which are currently in default.

Accrued interest on the above notes at December 31, 2003 was $45,154. Aggregate principal maturities on debt are as follows: 2003: $357,500 and 2004: $100,000.


NOTE 6 - PREFERRED STOCK
------------------------

The Series A Senior Cumulative Convertible Participating Preferred Stock ("Series A Stock") is entitled to receive cash dividends of $1 per share per annum accruing from the date of issuance. Such dividends are cumulative and must be paid before any dividends can be paid on the common stock. The Series A Stock is convertible into common stock, at the option of the holders, into a maximum of 29,267,324 shares of common stock upon: (a) the sale of substantially all of the assets of the Company; (b) a change in control of the Company; (c) the dissolution of the Company; or (d) October 1, 2000. If the Series A Stock is not converted into common stock, it becomes redeemable at the option of the holder any time after October 1, 2000 at a redemption price of $10 per share. Should the Company fail to redeem any share of the Series A Stock after a redemption request, the Series A stockholders shall have the right to elect a majority of the Company's board of directors and the Company shall pay interest on the redemption price at the rate of prime plus 5% until actually redeemed. During 2002, dividends in arrears on preferred stock of $1,178,977 were canceled in connection with the sale of the Company's medical clinics business (NFPM). (See
Note 3)


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

At December 31, 2003 deferred tax asset results from the deferred tax benefit of net operating losses for the parent company's operations only as the other entities combined file separate tax returns. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance for 2003 was approximately $15,000 (2002:
$1,028,000).

The Company generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2003, subject to limitations under Internal Revenue Code Section 382, approximately $469,000 of these losses are available for use after the reorganization, which expire in 2008 if not previously utilized. The net operating loss carryforward at December 31, 2003 is approximately $10,500,000 and will begin to expire in 2008, if not previously utilized.

The components of tax expense (benefit) are as follows:

                                                          2003          2002
                                                       ----------    ----------
Current                                                $     --      $  (78,676)
Deferred                                                     --            --
                                                       ----------    ----------
Income tax expense (benefit)                           $     --      $  (78,676)
                                                       ==========    ==========






A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2003 and 2002 is as follows:

                                                          2003          2002
                                                       ----------    ----------
Expected federal income tax benefit                    $  (15,270)   $ (357,699)
Valuation allowance and other                              15,270       279,023
                                                       ----------    ----------
Income tax  expense (benefit)                          $     --      $  (78,676)
                                                       ==========    ==========


Deferred tax asset at December 31, 2003 is as follows:

Current deferred tax asset                                          $      --
Valuation allowance                                                        --
                                                                    -----------
Net current deferred tax asset                                             --

Non-current deferred tax asset                                      $ 3,585,000
Valuation allowance                                                  (3,585,000)
                                                                    -----------
Net non-current deferred tax asset                                  $      --
                                                                    ===========



NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments

During 2002, the Company was committed under non-cancelable leases for office space and equipment. Lease and rental expense for 2002 was $16,320. (See Note 4)

Contingencies

From time to time, the Company is involved in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and defends them vigorously. While the results of litigation cannot be predicted with certainty, management believes adequate reserves have been provided for claims that have at least a reasonable possibility for loss and has not provided a reserve on those for which an adverse outcome is remote. (See Note 3)


NOTE 9 - STOCK OPTIONS
----------------------

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option
Plan  (the  "Plan")  for  key  executives  and  employees.  All  of  the  52,000 outstanding stock options are fully vested at December 31, 2003.

A summary of changes in the Company's incentive stock options issued under the Plan and other compensatory options follows:

                                                                                                Combined
                                    Plan          Options      Compensatory      Options         Total
                                ----------------------------   ------------------------------------------
                                                  Weighted                      Weighted
                                                   Average                       Average
                                                  Exercise                      Exercise
                                   Options          Price         Options         Price         Options
                                ----------------------------   ------------------------------------------
Outstanding at 12/31/01                1,500           15.00         52,000           5.00         53,500
Granted, Exercised                      --              --             --             --             --
Forfeited                             (1,500)          15.00           --             --           (1,500)
                                ----------------------------   ------------------------------------------
Outstanding at 12/31/02                 --              --           52,000   $       5.00         52,000
Granted, Exercised, Forfeited           --              --             --             --             --
                                ----------------------------   ------------------------------------------
Outstanding at 12/31/03                 --              --           52,000   $       5.00         52,000
                                ============================   ==========================================


Had compensation been determined based on the fair value at the grant date, the Company's net loss would have been reduced as follows:

Net loss                                     2003              2002
                                         ------------      ------------
     As reported                         $    427,980      $ 1,025,835
     Pro forma                           $    665,912      $ 1,263,767
Basic and diluted loss per share
     As reported                         $       0.28      $      1.31
     Pro forma                           $       0.44      $      1.61







The weighted average contractual life is .9 years. The fair value of options granted during 2001 was estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 2.76%; a weighted average expected life of 2.25 years; expected volatility of 228%; and no dividends. The weighted-average fair value of options granted during 2001 was $237,932. Options granted during 2001 were to employees and directors and, as a result, no compensation cost was recognized.


NOTE 10 - STOCK WARRANTS

During 2001, the Company issued warrants to several stockholders of the Company.
Of the total warrants issued, warrants to purchase 25,000 shares of common stock were attached to debt, while the other 4,000 were compensatory.

A summary of the Company's warrants issued and other compensatory warrants follows:

                                      Warrants Attached                  Other                 Combined
                                           To Debt              Compensatory Warrants            Total
                                ----------------------------   ------------------------------------------
                                                  Weighted                      Weighted
                                                   Average                       Average
                                                  Exercise                      Exercise
                                   Warrants         Price         Warrants        Price         Warrants
                                ----------------------------   ------------------------------------------
Outstanding at 12/31/01               25,000            1.00          4,000           1.00         29,000
Granted                                7,000            1.00           --             --            7,000
Exercised                               --              --             --             --             --
Forfeited                               --              --             --             --             --
Canceled                             (32,000)                        (4,000)                      (36,000)
                                ----------------------------   ------------------------------------------
Outstanding at 12/31/02                 --              --             --             --             --
                                ============================   ==========================================

All of the 29,000 outstanding stock warrants were fully vested at December 31, 2001. During 2002, the Company granted additional warrants in connection with loans made to the Company and then canceled all of the outstanding warrants in connection with its divestiture of assets. (See Note 3) Warrants granted during 2002 were to employees and directors. No compensation was recognized for the warrants attached to debt. Had compensation been determined based on the fair value at the grant date, there would be no material impact on net loss or loss per share.

The fair value of warrants granted during 2002 was estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 3.28%; a weighted average expected life of 2.04 years; expected volatility of 227%; and no dividends. The weighted-average fair value of warrants granted during 2002 was $306,568.

NOTE 11 - DISCONTINUED OPERATIONS
---------------------------------

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

Results of operations included in discontinued operations are as follows at December 31:

Condensed operating results                                              2002
---------------------------                                          -----------
Revenues:
   Medical fees                                                          740,619
Expenses:
   Selling, general and administrative expenses                          509,223
                                                                     -----------
Income (loss) before taxes                                               231,396
   Income tax provision                                                   78,676
                                                                     -----------
Income (loss) from discontinued operations                           $   152,720
                                                                     ===========

NOTE 12 - SUBSEQUENT EVENTS

In January 2004, the Company, through its wholly-owned subsidiary MBH and its wholly-owned subsidiary Envoii, completed a merger agreement with VPS Holding, LLC, a Kentucky limited liability company, ("VPSH"), VP Acquisition, LLC, a Kentucky limited liability company and a wholly-owned subsidiary of Envoii, and James K. Millard, the sole member of VPSH, under a reorganization within the meaning of Internal Revenue Code Section 368(a). Subsequent to the merger, VPSH continues as the surviving entity and wholly-owned subsidiary of Envoii.

The purpose of the merger was to obtain the rights to the intellectual property and know-how related to prescription drug monitoring databases for use in controlled substance prescription environments, as well as by third parties in non-controlled substance prescription environments. The original technologies were developed and pursued by Equity Technologies & Resources, Inc. ("ETCR"), a public company that trades on the Nasdaq Over-the-counter bulletin board on the "pink sheets", and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS").

On April 23, 2003, ETCR, VPS, VPSH and Envoii had entered into a Joint Venture Agreement, which terminated upon the completion of this merger. VPSH was awarded a contract by the State of Kentucky for the development and deployment of a prescription drug monitoring pilot project utilizing the intellectual property. Pursuant to a "Patent and License Agreement and Release" dated January 2004, ETCR and VPS grant to VPSH an exclusive, world-wide, sub-licensable, right and license to all of the respective rights, title, and interest of ETCR and VPS in and to the technologies and the patent application, and all related intellectual properties claimed therein.

In consideration of the rights granted to VPSH under the agreement, VPSH agreed to pay ETCR the following royalties: (a) an initial royalty of 2/3 of the first $150,000 in gross revenues received by VPSH from the State of Kentucky in connection with the Pilot Project. In the event the State of Kentucky extends or expands the Pilot Project, the parties agree that all revenues received in connection with such extension or expansion are the property of VPSH; (b) for all other projects incorporating or utilizing the intellectual property, VPSH agrees to pay a royalty of 25% of the net revenues if the project was undertaken VPSH as a direct result of an initial introduction to the customer by ETCR, or 5% of the net revenues if the project was undertaken by VPSH without an initial introduction to the customer by ETCR. Net revenues means the revenues actually received by VPSH from the applicable project less the direct costs incurred by VPSH in connection with performing the project. Other terms and conditions apply as more fully described in the agreement.