Form 10KSB/A
period 2003-12-31
MB SOFTWARE CORP
filed 2004-04-08
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         During 2003 and 2002, the Company retained its principal auditor, Clancy and Co., P.L.L.C., to provide services in the following categories and amounts:


                                  2003               2002

Audit Fees                     $  9,000.00        $ 11,850.00
Audit-Related Fees                1,650.00           3,000.00
Tax Fees                           --                 --
All Other Fees                      870.00            --
                               -----------        -----------
Total                          $ 11,520.00        $ 14,850.00

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

Signature               Title                                      Date
---------               -----                                      ----

/s/ Scott A. Haire     CEO, President, Chairman and Principal
------------------     Financial Officer                           April 8, 2004
Scott A. Haire

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

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization and Nature of Operations

MB Software Corporation (the "Company") was originally formed on August 27, 1982, in the State of Colorado and after several name changes and a change of domicile, is now known as MB Software Corporation, a Texas Corporation, with an authorized capital of 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $10 par value preferred stock.

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

During the second quarter of 2002, the Company wrote off the net assets acquired in the transaction and it no longer sells internet transaction devices. The net assets of $292,257 included accounts receivable of $7,250, software license (net of amortization) of $307,316, inventory of $131,740, server (net of depreciation) of $68,600, deferred revenues of $16,149, payable of $184,000, and the remaining assumed liability of $22,500. The Company does not believe any further recourse will arise as a result of its actions, however there is a remote possibility it could be contingently liable for these liabilities. The financial statements do not include any reserves for future claims. (See Note 8)

North Florida Physical Medicine, LLC ("NFPM")

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

Envoii Healthcare, L.L.C.

On June 14, 2002, Envoii Healthcare, L.L.C. purchased a license from Envoii Inc. (unrelated party) for $100,000. The license granted Envoii Healthcare the exclusive right to Envoii Inc.'s proprietary software and Helathcare Exclusive domain for its own business. The term of the agreement was for 24 months, with automatic renewal provisions for one-year periods unless terminated by either party. On July 24, 2003, Envoii Healthcare, L.L.C. transferred the license to Envoii Technologies, L.L.C.

During 2003, Envoii Inc. declared bankruptcy and Envoii Healthcare, L.L.C. bought certain assets pursuant to an Asset Purchase Agreement dated May 6, 2003 for $75,000. Envoii Healthcare also paid approximately $40,000 for expenses incurred in connection with the Envoii Inc. bankruptcy. On July 24, 2003, Envoii Healthcare, L.L.C. and Envoii Technologies, L.L.C. (identical parties in each entity) completed an Asset Purchase Agreement for the purchase of certain assets for consideration of $375,000 with a cost basis of $71,292 for a net gain on the transaction of $303,708. Envoii Healthcare and Envoii Technolgoies are controlled by identical parties, Haire, which is the Company's President, Chairman and CEO, and Cossutta, one of the Company's directors. Both Haire and Cossutta converted notes payable totaling $240,800 to capital and then applied the capital to the purchase price of the transaction leaving a net balance due of $134,200 at December 31, 2003. Since the transaction occurred between entities under common control, no gain on the transaction was recognized, but credited to additional paid-in capital. (See Note 4)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

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