Form 10QSB
period 2004-03-31
MB SOFTWARE CORP
filed 2004-05-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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


As of March 31, 2004, 5,822,810 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                          Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 2004 (Unaudited)..................F-1

Consolidated Statements of Operations for the three months ended
        March 31, 2004 and 2003 (Unaudited)..................................F-2

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2004 and 2003 (Unaudited)..................................F-3

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------


                                                                      March 31,
                                                                        2004
                                                                     -----------
                                                                     (Unaudited)
CURRENT ASSETS
       Cash                                                          $      --
       Notes receivable                                                  376,006
                                                                     -----------

                    Total current assets                                 376,006
                                                                     -----------


PROPERTY AND EQUIPMENT, NET                                               13,626
                                                                     -----------

OTHER ASSETS                                                             113,333
       Software license, net                                             113,333


TOTAL ASSETS                                                         $   502,965
                                                                     ===========




                        See Condensed Notes To Financials

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------
                                                                     March 31,
                                                                        2004
                                                                    -----------
                                                                    (Unaudited)
CURRENT LIABILITIES
       Notes payable                                                $   482,500
       Checks in excess of bank balance                                   1,049
       Accounts payable                                                  84,897
       Accrued liabilities                                               43,566
                                                                    -----------

                        Total current liabilities                       612,012


                                          Total liabilities             762,919

SHAREHOLDERS' DEFICIENCY

     Preferred stock, $10 par value, 5,000,000 shares authorized:
        issued and outstanding none                                        --
    Common stock: $0.001 par value; 20,000,000 shares
       authorized: issued and outstanding 5,822,810                       5,823
       Additional paid-in capital                                     9,032,385
       Accumulated deficit                                           (9,135,216)

                                                                        (97,008)
      Treasury stock, at cost; 407,446shares                            (12,039)
                                                                    -----------

                    Total shareholders' deficit                        (109,047)
                                                                    -----------

                                                                    $   502,965
                                                                    ===========


                    See Condensed Notes To Financials


                    MB SOFTWARE CORPORAITON AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED


                                                            Three Months Ended
                                                     --------------------------------
                                                     March 31, 2004    March 31, 2003
                                                     --------------    --------------
REVENUES
        Veriscrip Testing                            $       10,717    $         --

                                                     --------------    --------------

               Total revenues                                10,717              --

COST OF REVENUES                                               --                --
                                                     --------------    --------------

               Total cost of revenues                          --                --
                                                     --------------    --------------

GROSS PROFIT                                                 10,717              --

OPERATING EXPENSES
       Selling, general & administrative                     80,099            33,664
       Depreciation and amortization                          5,000             5,000
                                                     --------------    --------------

               Total operating expenses                      85,099            38,664
                                                     --------------    --------------

LOSS FROM OPERATIONS                                        (74,382)          (38,664)

OTHER INCOME (EXPENSE)
       Interest income and other                               --                --
       Interest Expense                                      11,766              --
                                                     --------------    --------------

               Total other income (expense)                  11,766              --
                                                     --------------    --------------

LOSS FROM CONTINUING OPERATIONS                             (86,148)          (38,664)

DISCONTINUTED OPERATIONS
    Income (loss) from operations
     of discontinued subsidiary                                --                --
                                                     --------------    --------------

             NET LOSS                                $      (86,148)   $      (38,664)
                                                     ==============    ==============

Loss from continuing operations                      $      (86,148)   $      (38,664)

Plus: Cumulative preferred stock dividends                     --                --
                                                     --------------    --------------

            Loss available to common shareholders    $      (86,148)   $      (38,664)
                                                     ==============    ==============

BASIC AND DILUTED EARNINGS (L0SS) PER SHARE
   Continuing Operations                             $        (0.01)   $        (0.05)
   Discontinued Operations                                     --                --
                                                     --------------    --------------

  Weighted-average common shares outstanding              5,822,810           822,810
                                                     ==============    ==============


                    See Condensed Notes To Financials


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS    THREE MONTHS
                                                                      ENDED           ENDED
                                                                     03/31/04        03/31/03
                                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                    $    (86,148)        (38,664)
       Adjustments to reconcile net loss to net cash used
           in operating activities:
                    Amortization                                          5,000           5,000
                    Changes in assets and liabilities:
                          Accrued other liabilities                      (1,588)           --
                          Accounts payable                               28,174         (15,762)
                                                                   ----------------------------

Net cash used in operating activities                                   (54,562)        (49,426)
                                                                   ----------------------------



CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                               (13,626)           --
      Payment for intangible assets                                     (50,000)           --
                                                                   ----------------------------

Net cash used in investing activities                                   (63,626)           --


CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                             --              --
     Proceeds from new borrowings                                        25,000            --
     Cash overdraft                                                       1,049            --
     Proceeds from notes payable related parties                         91,754          49,460
                                                                   ----------------------------

Net cash provided by financing activities                               117,803          49,460
                                                                   ----------------------------

NET INCREASE (DECREASE) IN CASH                                            (385)             34

 Cash at beginning of period                                                385             169
                                                                   ----------------------------

  Cash at end of period                                            $       --               203
                                                                   ============================


SUPPLEMENTAL INFORMATION
       Cash paid during the period for interest to related party           --              --
       Cash paid during the period for interest to others          $     13,354            --
                                                                   ============================

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2004
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2003, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the three-month period ended March 31, 2004, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's financial statements include the combined statements of financial position, results of operations and cash flows for the entities merged as a result of certain merger agreements completed during 2003. The Company remains as the reporting entity and its balance sheet and other financial information have been updated as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for the prior period have been restated to furnish comparative information. All restated financial statements reflect the combined results of operations and cash flows of the previously separate entities.

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

NOTE 3: NOTES PAYABLE

Substantially all of the Company's notes payable are in default.


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

Plan of Operation
-----------------


The Company currently has limited business operations, maintaining leased offices in Arlington, Texas, and Lexington, Kentucky. Business activities currently include sales and marketing activities to state organizations, and the implementation and management of the Kentucky pilot program.

Through its informal pre-marketing and marketing activities, and its pilot program, the Company continues to refine its strategy to secure a strong position in the online healthcare transactions market. Management intends to draft this strategy into a formal business plan, internally fund operations, and may consider raising external funds.

Pursuant to its strategy, the Company secured a license for an additional prescription transaction system that it intends to incorporate into its Veriscrip offering. The Company's primary expenses are expected to be marketing and development/customization for state by state projects.

During the first quarter of 2004, the Company conducted marketing activities within multiple states in an effort to generate awareness of the Veriscrip system's features and capabilities, and begin the sales process. The Company has closely monitored local and national media sources covering prescription drug related issues in several states. Management feels confident that market demand for its services continues to grow as awareness of the social and economic challenges surrounding the administration of prescription drugs grows.

The Company anticipates hiring a number of management, marketing, and technical staff to during the remainder of fiscal 2004 to secure contracts and further increase our product offering.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, we did not have any significant assets.

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

PART II  - OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) Exhibits

         31       Certification pursuant to Rule 13a-14(a)/15d-14(a)
         32       Certification  of Principal  Executive  Officer and  Principal
                  Financial  Officer in accordance with 18 U.S.C.  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
--------------
(b) Reports on Form 8-K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MB SOFTWARE CORPORATION



Date: May  13, 2004                        /s/ Scott A. Haire
                                          --------------------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)