Form 10QSB
period 2004-06-30
MB SOFTWARE CORP
filed 2004-08-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

                                    Yes   [X]                No   [ ]


As of June 30, 2004, 5,822,810 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes    [ ]               No  [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                           Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements ................................................3

Consolidated Balance Sheet as of June 30, 2004 (Unaudited)....................3

Consolidated Statements of Operations for the three months ended
        June 30, 2004 and 2003 (Unaudited)....................................4

Consolidated Statements of Cash Flows for the three months ended
June 30, 2004 and 2003 (Unaudited)............................................5

Notes to Condensed Consolidated Financial Statements..........................6

Item 2 - Management Discussion and Analysis or Plan of Operation .............9

Item 3 - Controls and Procedures ............................................10


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K....................................11

SIGNATURES ..................................................................11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2004 (unaudited)

ASSETS
Current Assets
   Cash                                                            $     4,630
   Due from related parties                                            286,515
                                                                   -----------
Total current assets                                                   291,145

Property and equipment, net                                             13,626

 Software license, net                                                 108,333
                                                                   -----------

Total Assets                                                       $   413,104
                                                                   ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Notes payable - unrelated party                                 $   527,500
  Accounts payable and accrued liabilities                              55,147
   Accrued interest                                                     57,102
                                                                   -----------
Total current liabilities                                              639,749
                                                                   -----------

Shareholders' Deficiency
     Preferred stock, $10 par value, 5,000,000 shares authorized
              Issued and outstanding - none                               --
    Common stock, $0.001 par value, 20,000,000 shares authorized
              Issued and outstanding - 5,822,810                         5,823
    Additional paid-in capital                                       9,032,385
    Accumulated deficit                                             (9,252,814)
                                                                   -----------
                                                                      (214,606)
    Less, treasury stock, at cost - 4,089 shares                       (12,039)
                                                                   -----------
Total shareholders' deficiency                                        (226,645)
                                                                   -----------
Total Liabilities and Shareholders' Deficiency                     $   413,104
                                                                   ===========

See notes to condensed consolidated financial statements.




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                       --------                      --------
                                                   2004           2003           2004          2003
                                              -----------    -----------    -----------    -----------
Revenues - Veriscrip testing                  $    28,509    $      --      $    39,226    $      --

Operating Expenses
             Amortization                           5,000          5,000         10,000         10,000
        Selling, General and Administrative       127,571        142,796        207,670        176,460
                                              -----------    -----------    -----------    -----------
Total operating expenses                          132,571        147,796        217,670        186,460
                                              -----------    -----------    -----------    -----------

Operating loss                                   (104,062)      (147,796)      (178,444)      (186,460)
                                              -----------    -----------    -----------    -----------

Other Expense
        Interest expense                          (13,535)          --          (25,301)          --
                                              -----------    -----------    -----------    -----------

Net loss before income taxes                     (117,597)      (147,796)      (203,745)      (186,460)
                                              -----------    -----------    -----------    -----------

Provision for income taxes                           --             --             --             --
                                              -----------    -----------    -----------    -----------

Net loss                                      $  (117,597)   $  (147,796)   $  (203,745)   $  (186,460)
                                              ===========    ===========    ===========    ===========

Basic and diluted per common share            $     (0.02)   $     (0.18)   $     (0.03)   $     (0.23)
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding      5,822,810        822,810      5,822,810        822,810
                                              ===========    ===========    ===========    ===========





See notes to condensed consolidated financial statements.





                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                        Six Months Ended
                                                                                             June 30,

                                                                                       2004         2003
                                                                                    ---------    ---------
Cash  flows from operating activities
       Net loss                                                                     $(203,745)   $(186,460)
       Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation and amortization                                               10,000       10,000
       Changes in assets and liabilities
           Increase (decrease) in accounts payable and accrued liabilities             (1,575)      14,498
           Increase (decrease) in accrued interest                                     11,947         --
                                                                                    ---------    ---------
Net cash flows used in operating activities                                          (183,373)    (161,962)

Cash flows from investing activities
       Capital expenditures                                                           (13,626)        --
       Payment for software license                                                   (50,000)        --
                                                                                    ---------    ---------
Net cash flows used in investing activities                                           (63,626)        --

Cash flows from financing activities
       Proceeds from unrelated party notes payable                                     70,000      452,500
       Net change in due from related parties                                         181,244     (290,490)
                                                                                    ---------    ---------
Net cash flows provided by financing activities                                       251,244      162,010
                                                                                    ---------    ---------

Increase in cash and cash equivalents                                                   4,245           48

Cash and cash equivalents, beginning of period                                            385          168
                                                                                    ---------    ---------

Cash and cash equivalents, end of period                                            $   4,630    $     216
                                                                                    =========    =========

Cash paid for interest:                                                             $  13,354         --
                                                                                    =========    =========
Cash paid for income taxes:                                                              --           --
                                                                                    =========    =========



See notes to condensed consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED - JUNE 30, 2004
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2003, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the three and six month period ended June 30, 2004, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments, (iii) convert substantially all of its notes payable to equity, and (iv) obtain loans from shareholders as necessary. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

Notes payable consists of the following:

Convertible promissory note payable       [1]      $200,000
Convertible promissory note payable       [2]       100,000
Convertible promissory notes payable      [3]       157,500
Convertible promissory notes payable      [4]        70,000
                                                   --------
                                                   $457,500
                                                   ========

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

[3] Convertible promissory notes payable represents five different notes bearing interest at 10% per annum and originally convertible into shares of the Company's common stock at the conversion price of $0.50 to $1.00 per share; the notes mature at various dates through August 28, 2003, and which are currently in default.

[4] Convertible promissory notes payable represents seven different notes bearing interest at 10% per annum and convertible into shares of the Company's common stock at the conversion price of $1.00 per share; the notes mature at various dates through September 30, 2004.

Accrued interest on the above notes at June 30, 2004 was $57,102. The entire balance of notes payable outstanding is due in 2004.


NOTE 4: RELATED PARTY TRANSACTIONS

Amounts due from related parties

Amounts due from related parties at June 30, 2004 totaling $286,515 consists of:

(1) $191,115 of funds advanced, as necessary, from various other entities controlled by the president of this Company and (2) $95,400 representing the balance due from an entity controlled by the Company's President for the purchase of certain assets pursuant to an Asset Purchase Agreement dated July 24, 2003 between Envoii Healthcare, L.L.C. and Envoii Technologies, L.L.C., both related parties. The amounts due are interest-free, unsecured and repayable on demand.


NOTE 5: EARNINGS PER SHARE

Basic earnings per share ("EPS") are calculated using net earnings (numerator) divided by the weighted-average number of shares outstanding (denominator) during the reporting period. All per share amounts in these financial statements are basic earnings or loss per share. Convertible securities that could potentially dilute basic earnings or loss per share in the future are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

NOTE 6: MERGER AGREEMENT

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation
-----------------

The Company currently has limited business operations, maintaining leased offices in Arlington, Texas, and Lexington, Kentucky. Business activities currently focus on the Veriscrip offerings, and include sales and marketing activities to state organizations, and the implementation and management of the Kentucky pilot program. Veriscrip's services include electronic prescription writing services for physicians and other authorized prescribers, delivery and management services of electronic prescriptions for pharmacies, and real time electronic tracking of prescription writing and fulfillment for regulatory agencies. This set of services combines e-prescribing with the concept of now widely adopted prescription drug monitoring programs (PDMP's). These services are marketed to state agencies.

During the first and second quarter of 2004, the Company conducted marketing activities within multiple states in an effort to generate awareness of the Veriscrip system's features and capabilities, and begin the sales process. The Company has closely monitored local and national media sources covering prescription drug related issues in several states. Management feels that market demand is significantly increasing with government initiatives such as President Bush's appointment of a subcabinet level position of National Health Information Technology Coordinator (within the Department of Health and Human Services), the introduction of "The Prescription Drug Elimination Act of 2004" (H.R. 3870) to the House of Representatives, and President Bush's immediate earmarking of $100 million for improving healthcare information systems as a first step to committing that every American have an electronic medical records within 10 years. Veriscrip's electronic prescription services and computerized physician order entry (CPOE) capabilities have the capability to satisfy a number of the outlined initiatives both at the Federal and State levels.

A number of system enhancements were made to the service offering, resulting in more comprehensive features being offered to Veriscrip users, and more rapid entry of electronic prescriptions. In addition, through its informal pre-marketing and marketing activities, and its pilot program, the Company continues to refine its strategy to secure a strong position in the online healthcare transactions market. Management has drafted its strategy into a formal business plan and has approached a number of funding sources with the intention of raising external funds to support its strategy. Pursuant to its strategy and existing contractual obligations, the Company completed phases I and II of its pilot project with the Commonwealth of Kentucky, and expects to complete phase III in the third quarter of 2004. The Company has also begun working with the University of Louisville to evaluate the overall project, as stipulated by the terms of its contract. The defined pilot phases require assessment, design, and implementation of electronic prescription writing and tracking services within several locations in Eastern Kentucky. These locations include physician clinics, where physicians and authorized staff utilize Veriscrip to electronically prescribe and transmit prescription orders to pharmacies participating in the pilot. The Company expects Phase III to be complete by the end of August 2004.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2004, we did not have any significant assets other than advances from related parties.

Our future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include our ability to operate profitably, recruit and train management and personnel, and to compete with other, better-capitalized and more established competitors.

We believe that we can satisfy our cash requirements over the next twelve months as follows: (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments, (iii) convert substantially all of its notes payable to equity, and (iv) obtain loans from shareholders as necessary. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations, once a suitable business opportunity has been identified.

The Company does not anticipate incurring significant research and development costs, the purchase of any major equipment, or any significant changes in the number of its employees over the next twelve months, depending on the success of its future operations.


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

PART II  - OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) Exhibits
           31  Certification pursuant to Rule 13a-14(a)/15d-14(a)

           32  Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
---------
(b) Reports on Form 8-K
         None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION



Date: August   12, 2004                  /s/ Scott A. Haire
                                         --------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)