Form 10QSB
period 2004-09-30
MB SOFTWARE CORP
filed 2004-12-22
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

Yes [X] No [ ]

As of September 30, 2004, 14,395,113 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                        Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements .................................................3

Consolidated Balance Sheet (Unaudited).........................................3

Consolidated Statements of Operations (Unaudited)..............................4

Consolidated Statements of Cash Flows (Unaudited)..............................5

Notes to Condensed Consolidated Financial Statements...........................6

Item 2 - Management Discussion and Analysis or Plan of Operation ..............9

Item 3 - Controls and Procedures .............................................12

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................12
ITEM 2. Changes in Securities and Use of Proceeds.............................12
ITEM 3. Defaults Upon Senior Securities.......................................12
ITEM 4. Submission of Matters to a Vote of Security Holders...................12
ITEM 5. Other Information.....................................................12
ITEM 6. Exhibits and Reports on Form 8-K......................................12

SIGNATURES ...................................................................13

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

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2004 (Unaudited)

ASSETS
Current Assets
   Accounts receivable                                             $     30,376
   Inventory                                                            104,746
   Prepaid expenses                                                      69,200
   Due from related parties                                             291,270
                                                                   ------------
Total current assets                                                    495,592

Property and equipment, net                                              40,653

 Software license, net                                                  103,333
                                                                   ------------

Total Assets                                                       $    639,578
                                                                   ============

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities
   Cash overdraft                                                  $     11,141
   Notes payable - unrelated party                                      527,500
   Accounts payable and accrued liabilities                             156,702
   Accrued interest                                                      61,704
                                                                   ------------
Total current liabilities                                               757,047
                                                                   ------------

Shareholders' Deficiency
     Preferred stock, $10 par value, 5,000,000 shares authorized
        Issued and outstanding - none                                      --
    Common stock, $0.001 par value, 20,000,000 shares authorized
        Issued and outstanding - 14,395,113                              14,395
    Additional paid-in capital                                       15,024,425
    Accumulated deficit                                             (15,144,250)
                                                                   ------------
                                                                       (105,430)
    Less, treasury stock, at cost - 4,089 shares                        (12,039)
                                                                   ------------
Total shareholders' deficiency                                         (117,469)
                                                                   ------------
Total Liabilities and Shareholders' Deficiency                     $    639,578
                                                                   ============

See notes to condensed consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                 2004           2003           2004           2003
                                             -----------    -----------    -----------    -----------
Revenues                                     $    32,233    $      --      $    71,458    $      --
Cost of revenues                                  23,350           --           23,350           --
                                             -----------    -----------    -----------    -----------
Gross margin                                       8,883           --           48,108           --

Operating Expenses
   Selling, general and administrative           130,022        119,807        338,199        296,267
   Depreciation and amortization                   6,528          5,000         16,528         15,000
   Impairment loss                             5,758,561           --        5,758,561           --
                                             -----------    -----------    -----------    -----------
Total operating expenses                       5,895,111        124,807      6,113,288        311,267
                                             -----------    -----------    -----------    -----------

Operating loss                                (5,886,228)      (124,807)    (6,065,180)      (311,267)
                                             -----------    -----------    -----------    -----------

Other Expense
   Interest expense                                5,207           --           30,000           --
                                             -----------    -----------    -----------    -----------

Net loss before income taxes                  (5,891,435)      (124,807)    (6,095,180)      (311,267)
                                             -----------    -----------    -----------    -----------

Provision for income taxes                          --             --             --             --
                                             -----------    -----------    -----------    -----------

Net loss                                     $(5,891,435)   $  (124,807)   $(6,095,180)   $  (311,267)
                                             ===========    ===========    ===========    ===========

Basic and diluted per common share           $     (0.61)   $     (0.15)   $     (0.85)   $     (0.38)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     9,736,253        822,810      7,136,813        822,810
                                             ===========    ===========    ===========    ===========




See notes to condensed consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,

                                                                                    2004           2003
                                                                                -----------    -----------
Cash flows from operating activities
   Net loss                                                                     $(6,095,180)   $  (311,267)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                   16,528         15,000
     Impairment loss                                                              5,758,561           --
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                     (21,153)
     (Increase) decrease in inventory                                               (61,790)          --
     (Increase) decrease in prepaid expenses                                         33,906           --
     Increase (decrease) in accounts payable and accrued liabilities                 56,878          5,846
     Increase (decrease) in accrued interest                                         16,550           --
                                                                                -----------    -----------
Net cash flows used in operating activities                                        (295,700)      (290,421)

Cash flows from investing activities
       Cash acquired in WCI acquisition                                              16,048
       Capital expenditures                                                         (34,054)          --
       Payment for software license                                                 (50,000)          --
                                                                                -----------    -----------
Net cash flows used in investing activities                                         (68,006)          --

Cash flows from financing activities
       Cash overdraft                                                                11,141          9,418
       Proceeds from unrelated party notes payable                                   70,000        652,500
       Net change in due from related parties                                       282,180       (371,648)
                                                                                -----------    -----------
Net cash flows provided by financing activities                                     363,321        290,270
                                                                                -----------    -----------

Increase (decrease) in cash and cash equivalents                                       (385)          (151)

Cash and cash equivalents, beginning of period                                          385            151
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $      --      $      --
                                                                                ===========    ===========

Cash paid for interest:                                                         $    13,354           --
                                                                                ===========    ===========
Cash paid for income taxes:                                                            --             --

Supplemental noncash investing and financing activities:
  Common stock issued for acquisition of WCI                                    $ 4,200,000           --
                                                                                ===========    ===========
  Common stock issued in exchange for WCI debt                                  $ 1,800,612           --
                                                                                ===========    ===========


See notes to condensed consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                       QUARTER ENDED - SEPTEMBER 30, 2004
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of MB Software Corporation (the Company) for the year ended December 31, 2003, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the operating results for the three and nine month period ended September 30, 2004, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition - Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery occurs when the customer has taken title and assumed the risks and rewards of ownership of products and revenue is recognized when the customer accepts the delivery of a product or performance of a service.

Accounts receivable and allowance for doubtful accounts - The Company presents accounts receivable, net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There is no allowance for doubtful accounts at September 30, 2004.

Inventories - Inventories representing powders and gels are stated at the lower of cost and net realizable value, on a first-in first-out basis. Cost comprises all costs of purchases and other costs incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale.

NOTE 4: NOTES PAYABLE

Notes payable consists of the following:

        Convertible promissory note payable        [1]     $200,000
        Convertible promissory note payable        [2]      100,000
        Convertible promissory notes payable       [3]      157,500
        Convertible promissory notes payable       [4]       70,000
                                                           --------
                                                           $527,500
                                                           ========


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

[3] Convertible promissory notes payable represents five different notes bearing interest at 10% per annum and originally convertible into shares of the Company's common stock at the conversion price of $0.50 to $1.00 per share; the notes mature at various dates through August 28, 2003.

[4] Convertible promissory notes payable represents seven different notes bearing interest at 10% per annum and convertible into shares of the Company's common stock at the conversion price of $1.00 per share; the notes mature at various dates through September 30, 2004.

Accrued interest on the above notes at September 30, 2004 was $61,704. The entire balance of notes payable outstanding is currently in default, including accrued interest.

NOTE 5: RELATED PARTY TRANSACTIONS

Amounts due from related parties at September 30, 2004 totaling $291,270 consists of:

(1) $195,870 of funds advanced, as necessary, from various other entities controlled by the president of this Company and (2) $95,400 representing the balance due from an entity controlled by the Company's President for the purchase of certain assets pursuant to an Asset Purchase Agreement dated July 24, 2003 between Envoii Healthcare, L.L.C. and Envoii Technologies, L.L.C., both related parties. The amounts due are interest-free, unsecured and repayable on demand.

NOTE 6: EARNINGS PER SHARE

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

NOTE 7: MERGER AGREEMENT

On August 20, 2004, the Company consummated the acquisition of Wound Care Innovations, LLC, ("WCI"), a Nevada limited liability company, through a merger of WCI with the Company's wholly-owned subsidiary, Wcare Acquisition, LLC, a Nevada limited liability company. WCI owns certain exclusive and nonexclusive distribution rights to CellerateRxTM products, advanced collagen-based wound care products based upon a patented molecular form of collagen. WCI's distribution rights for these products are exclusive in the domestic medical, retail, government and first aid human use wound care markets, as well as in several international markets.

The details of the agreement are as follows:

WCI had entered into a Distribution Agreement dated July 28, 2004 ("effective date of agreement"), with Applied Nutritionals, LLC, ("AN") for the exclusive rights to market, sell and distribute wound products that contan a certain tissue adhesive that AN had obtained the rights to via U.S. Patent No. 6,136,341. The patent is for a tissue adhesive hydrolysate which promotes wound healing containing hydrolyzed Type I collagen. To maintain the exclusive rights,

WCI agreed to pay AN the following royalty: contract year 1-$90,000; contract year 2-$291,000, and contract year 3-$522,000. Additionally, WCI agreed to purchase from AN a minimum dollar amount of products as follows: contract year 1-$350,000; contract year 2-$727,500; and contract year 3-$1,305,000. Within 45 days prior to expiration of the first 3 years following the effective date of the agreement, and prior to the expiration of each year during the term thereafter, WCI and AN agreed to negotiate in good faith a minimum annual royalty and minimum annual purchases for the ensuing year, which shall be 115% of the prior year's royalty and purchases, respectively. If WCI fails to pay the royalties or make the purchases, AN may terminate the agreement by written notice to WCI and the WCI's rights convert to a non-exclusive basis.

All royalties are due and payable on a calendar quarterly basis on or before the 30th day of the month immediately following the calendar quarter in which gross receipts are received. The first royalty report is due on or before January 30, 2005 for the period beginning on the effective date of the agreement and ending on December 31, 2004. As of September 30, 2004, WCI has paid $69,200 as an advance against the royalties to be paid. AN also granted WCI an option to acquire all of AN's rights, title and interest in and to the patent, and all processes and other know-how related to the products and their manufacture, solely with respect to the patent, exercisable at any time during the first five years of the term of the agreement.

The consideration paid by the Company for WCI consisted of an aggregate of 6,000,000 restricted shares of the Company's common stock. The shares were issued to H.E.B., L.L.C. ("HEB") and Mr. Araldo Cossutta, the sole owners of WCI. The Company's Chairman of the Board, Chief Executive Officer and President is the majority owner and managing member of HEB. Mr. Cossutta is also a member of the Company's Board of Directors. In connection with the acquisition, HEB and Mr. Cossutta agreed to convert an aggregate of $1,800,612 of WCI debt and other WCI obligations owed to HEB and Mr. Cossutta into an aggregate of 2,572,303 additional restricted shares of the Company's common stock.

WCI's financial information is incorporated into the consolidation of the Company from the effective date of the merger, which was August 20, 2004. The value assigned to assets and liabilities acquired can be summarized as follows:

Cash                                $    16,048
Accounts receivable                       9,223
Prepaid expenses                        103,106
Inventory                                42,956
Due from related parties                105,690
Fixed assets                              8,128
Goodwill                              5,758,561
Accounts payable                        (43,100)
Loans payable converted              (1,800,612)
                                    -----------
Fair value of net assets acquired   $ 4,200,000
                                    ===========

The following unaudited pro forma information is based on the assumption that the acquisition took place as of the beginning of the period (January 1, 2004), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period (January 1, 2003). WCI was not formed until August 21, 2003 and therefore, its operations are for a short period in 2003:

                                      2004         2003
                                   ----------   ----------
Net sales                          $  160,529   $   21,642

Net loss                           $7,480,675   $  461,084

Basic and diluted loss per share   $     1.05   $     0.56

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution Concerning Forward-Looking Statements/Risk Factors
----------------------------------------------------------

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-lookinZg statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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


Plan of Operation
-----------------

The Company currently has two primary lines of business, operated through two of its wholly owned subsidiaries, Veriscrip and Wound Care Innovations, LLC ("WCI"). Wound Care Innovations, was acquired in August of 2004, and is the exclusive distributor for two advanced, collagen-based wound care products for the United States and many international markets. WCI's products, like Veriscrip provide solutions to meet emerging market needs, and deliver high quality solutions that can provide the healthcare and insurance industries with strong savings.

Veriscrip currently operates the pilot project for real time prescription drug monitoring in the Commonwealth of Kentucky, and anticipates completion by the end of January 2005. The pilot has involved multiple physician/clinic locations and pharmacies, and has demonstrated Veriscrip's real time prescribing and prescription tracking capabilities, implemented per the terms of the pilot. Management expects that the University of Louisville, sanctioned to provide an evaluation of the pilot, to complete their report during January 2005. In the meantime, the Company continues to operate the pilot and pursue business development activities in several other states. Because of the capital required for expanding business development activities, and the development and implementation of additional pilot programs, Management has been pursuing a number of capitalization strategies for Veriscrip. Veriscrip will require significant outside funding to complete its business plan.

Wound Care Innovations, LLC, based in Fort Lauderdale, secured exclusive rights to CellerateRX Gel and Powder, and the rights to purchase the patent and intellectual product related to the activated collagen found in these products. Since July of 2004, WCI has focused on preparing, packaging, and pre-marketing CellerateRX gel and powder, since these products had formerly been sold in limited quantities in the market. WCI has secured an extensive base of customers in the South Florida market in its pre-market activities.

The patented, FDA cleared CellerateRX products are highly effective in the treatment of a variety of wound types, and have been well received in the market. Collagen has long been considered a favorable tool in the art of wound care, but has always been regarded as a relatively "inert" substance because of the time interval required for the body to breakdown or degrade native intact collagen molecules. CellerateRX, however, utilizes a patented form of activated collagen, which averages 1/100th of the collagen molecules found in other products. This activated collagen is sized for immediate use by the body.

WCI maintains its primary business office in Fort Lauderdale, with its inventory storage and fulfillment activities being carried out by Diamond Packaging, of NY. By outsourcing these activities, WCI anticipates the ability to smoothly scale to meet larger customers in 2005. Although WCI sells to customers throughout the United States, its direct sales activities have focused primarily on the Florida market. The fourth quarter of 2004 will be key for the finalizing new packaging, new product configurations, and materials required for aggressive 2005 sales and marketing activities.

OVERVIEW
--------

The Company currently business activities currently focus on the following:

(i) Veriscrip offerings, which include sales and marketing activities to state organizations, and the implementation and management of the Kentucky pilot program. Veriscrip's services include electronic prescription writing services for physicians and other authorized prescribers, delivery and management services of electronic prescriptions for pharmacies, and real time electronic tracking of prescription writing and fulfillment for regulatory agencies. This set of services combines e-prescribing with the concept of now widely adopted prescription drug monitoring programs (PDMP's). These services are marketed to state agencies.

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

(ii) Distribution of wound care gel and powder products in the healthcare markets, such as hospitals, long-term care facilities, home healthcare provider organizations, durable medical equipment suppliers, and physicians/clinics. The Company has contracted with Diamond Packaging of Rochester, New York to house its inventory and provide fulfillment services. The Company plans to pursue multiple professional medical provider markets followed by implementation of marketing efforts in the first aid, government, and retail markets. The retail effort is expected to take at least twelve months.

RESULTS OF OPERATIONS
---------------------

Revenues - For the three and nine months ended September 30, 2004, the Company derived revenues from the sale of wound care products of $32,233 and the testing of Veriscrip offerings of $39,226, respectively, totaling $71,458 for the nine months then ended.

Selling, general and administrative expenses ("SGA") - For the three and nine months ended September 30, 2004, SGA expenses totaled $130,022 (2003: $119,807) and $338,199 (2003: $296,267), respectively. SGA expenses mainly consisted of (approximations) contract labor ($113,000) legal and professional fees ($62,000), and salaries and related costs ($93,000) for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, SGA expenses mainly consisted of contract labor ($128,000), legal and professional fees ($65,000), travel ($29,000) and bankruptcy expense ($40,000).

Impairment loss - The Company recorded an impairment loss to its goodwill recognized in connection with the acquisition of Wound Care Innovations, LLC during the quarter ended September 30, 2004. The impairment resulted from the uncertainty of future revenue streams and thus, management considered the asset to be impaired.

Net loss - Net loss for the three and nine months ended September 30, 2004 was $5,891,435 (2003: $124,807) and $6,095,180 (2003: $311,267), respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital - We currently have a negative working capital of $261,455 at September 30, 2004. Our future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include our ability to operate profitably, recruit and train management and personnel, and to compete with other, better-capitalized and more established competitors.

Cash flows - Net cash flows used in operating activities for the nine months ended September 30, 2004 primarily represented costs incurred for the purchase of inventory. Net cash flows used in investing activities for the nine months ended September 30, 2004 consisted of cash outlays for the purchase of fixed assets ($34,054), cash paid for a software license ($50,000), offset by cash acquired in the WCI acquisition ($16,048). Net cash flows provided by financing activities for both periods presented represented proceeds from unrelated party notes payable of $70,000 (2003: $652,500) and advances to and from related parties to fund operations as necessary for 2004 of $282,180 and 2003:
($371,648).

Concentration credit risk - Historically, we have relied on our major shareholder for funding operations, as necessary, when other external funds could not be raised. There is no assurance that the majority shareholder will be able to continue to fund the company if significant expenditures are incurred.

Future resources - We believe that we can satisfy our cash requirements over the next twelve months as follows: (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments, (iii) convert substantially all of its notes payable to equity, and (iv) obtain loans from shareholders as necessary. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations and once a suitable business opportunity has been acquired.

Future Commitments - The Company, through its wholly-owned subsidary, WCI, had entered into a Distribution Agreement dated July 28, 2004 ("effective date of agreement"), with Applied Nutritionals, LLC, ("AN") for the exclusive rights to market, sell and distribute wound products that contan a certain tissue adhesive that AN had obtained the rights to via U.S. Patent No. 6,136,341. The patent is for a tissue adhesive hydrolysate which promotes wound healing containing hydrolyzed Type I collagen. To maintain the exclusive rights, WCI agreed to pay AN the following royalty: contract year 1-$90,000; contract year 2-$291,000, and contract year 3-$522,000. Additionally, WCI agreed to purchase from AN a minimum dollar amount of products as follows: contract year 1-$350,000; contract year 2-$727,500; and contract year 3-$1,305,000. Within 45 days prior to expiration of the first 3 years following the effective date of the agreement, and prior to the expiration of each year during the term thereafter, WCI and AN agreed to negotiate in good faith a minimum annual royalty and minimum annual purchases for the ensuing year, which shall be 115% of the prior year's royalty and purchases, respectively. If WCI fails to pay the royalties or make the purchases, AN may terminate the agreement by written notice to WCI and the WCI's rights convert to a non-exclusive basis.

All royalties are due and payable on a calendar quarterly basis on or before the 30th day of the month immediately following the calendar quarter in which gross receipts are received. The first royalt report is due on or before January 30, 2005 for the period beginning on the effective date of the agreement and ended on December 31, 2004. As of September 30, 2004, WCI has paid $69,200 as an advance against the royalties to be paid. AN also granted WCI an option to acquire all of AN's rights, title and interest in and to the patent, and all processes and other know-how related to the products and their manufacture, solely with respect to the patent, exercisable at any time during the first five years of the term of the agreement.

The Company does not anticipate incurring significant research and development costs, the purchase of any major equipment, or any significant changes in the number of its employees over the next twelve months, depending on the success of its future operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting  policies  reflect  our  more
significant estimates and assumptions used in the preparation of our financial statements:

Allowance For Doubtful Accounts

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts and historical rates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our trade receivables became uncollectible after exhausting all available means of collection, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

Inventory

Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event the demand for our product diminished, other competitors offered similar or better products, and/or the product life cycles deteriorated causing quality issues, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on our forecasted demand for our products, there is a possibility of this occurrence.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

The Financial Accounting Standards Board ("FASB") issued the following new accounting pronouncements during 2004:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board ("IASB") toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. As currently worded in Accounting Research Bulletin 43, the term "so abnormal" was not defined and its application could lead to unnecessary non-comparability of financial reporting. This Statement eliminates that term. This statement does significantly affect the Company.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The registrant issued an aggregate of 6,000,000 restricted shares of the Company's common stock pursuant to an Agreement and Plan of Merger dated August 20, 2004 with Wound Care Innovations, LLC ("WCI"). The shares were issued to H.E.B., L.L.C. ("HEB") and Mr. Araldo Cossutta, the sole owners of WCI. The Company's Chairman of the Board, Chief Executive Officer and President is the majority owner and managing member of HEB. Mr. Cossutta is also a member of the Company's Board of Directors. In connection with the acquisition, HEB and Mr. Cossutta agreed to convert an aggregate of $1,800,612 of WCI debt and other WCI obligations owed to HEB and Mr. Cossutta into an aggregate of 2,572,303 additional restricted shares of the Company's common stock.

The shares of common stock were issued pursuant to an exemption (Section 4(2)) from the registration requirements of the Securities Act of 1933, as amended and are restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

All of the Company's promissory notes payable ($527,500) are currently in default, including accrued interest due of $61,704 as of September 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The registrant filed an 8-K on 8/25/04 under Items 1.01, 2.01, 3.02, and 9.01.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION

Date: December 22, 2004                   /s/ Scott A. Haire
                                         --------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)