Form 10KSB
period 2004-12-31
MB SOFTWARE CORP
filed 2005-04-15
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2004
                   -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________


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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $85,019.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 31, 2005 was approximately $ 457,788.00.

As of March 31, 2005, 14,921,432 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             MB SOFTWARE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2004


                                                                            Page
                                                                            ----

 ITEM 1.  BUSINESS  ...........................................................1

 ITEM 2.  PROPERTIES...........................................................7

 ITEM 3.  LEGAL PROCEEDINGS....................................................7

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS...........................................7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

 ITEM 7.  FINANCIAL STATEMENTS ................................................9

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................9

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS................................................10

 ITEM 10. EXECUTIVE  COMPENSATION.............................................11

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................12

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................13

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................13

ITEM 14.  CONTROLS AND PROCEDURES.............................................14

                                     PART 1

Item 1.  Business


MB Software Corporation was incorporated in 1982 as a Colorado corporation and was reincorporated in the State of Texas in 2002. References in this report to "we" or "the Company" refer to MB Software Corporation.

The Company's current focus is developing and marketing products for the advanced wound care market, as pursued through Wound Care Innovations, LLC, Wound Care a wholly owned subsidiary that we acquired, effective August 20, 2004, through a merger of Wound Care with a newly formed Company subsidiary. The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock. These shares were issued to H.E.B., LLC, a Nevada limited liability company, and to Mr. Araldo Cossutta, the sole owners of Wound Care. Mr. Scott A. Haire, our Chairman of the Board, Chief Executive Officer and President is the majority owner and managing member of HEB, and Mr. Cossutta is a member of our Board of Directors.

In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care's debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

Wound Care Wound Care owns certain exclusive and nonexclusive distribution rights to CellerateRx(TM) products, a collagen-based wound care product line based upon a patented molecular form of collagen. Wound Care's distribution rights for these product are exclusive in the domestic medical, retail, government and first aid human use wound care markets, as well as in several international markets. Our products are FDA cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds. We believe that our products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

We have been pre-marketing our products to select markets and have received positive user feedback from many healthcare markets, including long term care facilities, wound care centers, hospitals, homecare agencies, and durable medical equipment companies. During 2005, we hope to formally launch our products into the US healthcare market, and select international markets.

In addition to the distribution rights for CellerateRX, Wound Care also has an option to purchase the patent and related intellectual property relevant to the technology underlying the development of these products.

We are still in the early stage of our development and we will have to raise additional capital, either through the sale of equity or through debt financing to meet its contractual obligations, and continue operations.

Wound Care Industry
-------------------

The US wound care market is currently estimated at six billion dollars, and serves between three to five million patients annually with wounds resulting from diabetes, arterial insufficiency, pressure caused by immobility and other causes. This market is currently estimated to be growing at 10% per year.

The wound care market in the US is made up of healthcare professionals and organizations who provide care for those with wounds, durable medical equipment companies that supply ambulatory patients with products, and product companies which market drugs, devices, and methodologies to healthcare organizations and patients. Presently, Wound Care focuses strictly on sales and marketing activities directed toward professionals and organizations that will either resell our products or use them in the course of treating their patient's wounds.

Within the wound care products market, there are two typical groups of products: drugs and devices. Our products currently classified by the FDA as Class I medical devices, and are further classified as dressings. Although collagen has been used for a number of years as a component of wound care dressings, we believe that the patented form of collagen in our products allows our dressings to have a more active role in wound therapy than other currently available collagens based wound care dressings. The dressing market in the United States is currently estimated to be $2.5 billion per year.

Competition
-----------

The wound care market is comprised of a number of large, multi-product line companies offering a suite of products to the market. Our products compete with all primary dressings, some prescription therapies (drugs), and other medical devices. Manufacturers and distributors of competitive products include: Smith & Nephew, Johnson & Johnson, Healthpoint, and Biocore. Many of our competitors are significantly larger that we are and have more financial and personnel resources that we do. Consequently, we will be at a competitive disadvantage in marketing and selling our products into the marketplace. We believe, however, that our patented molecular form of collagen allows our products to outperform currently available non-active dressings, reduce the cost of wound management, and replace a variety of other products with a single primary dressing.

General Business Plan
---------------------

The Company's general business plan is to introduce CellerateRX products to select national and regional healthcare provider organizations, and focus on geographically-targeted marketing. Our products are currently being used by providers of all types, and are getting to market through a variety of distribution channels. Our products are currently approved for reimbursement under Medicare Part B. As a consequence, the professional medical market is, and will remain the primary focus of our marketing and sales efforts for the immediate future.

Products
--------

CellerateRX Gel and Powder are our two primary products for the professional healthcare market. Both products contain the patented form of collagen and can be used on a variety of wounds, wound states, and phases. We believe that the spectrum of use of our products allows us to market to a wide range of customers, and enables us to pursue relationships with compatible product companies for potential joint marketing activities. Our products are sold in gel and powder form in a variety of configurations. Both products are sold, physician ordered, and reimbursed (when applicable) by the gram.

Marketing, Sales, and Distribution
----------------------------------

The Company anticipates building and supporting a limited sales and marketing force directed toward securing key high profile accounts, penetrating select geographic markets, and supporting the efforts of our resellers and distributors. The wound care products market has a variety of overlapping distribution channels, with many customers able to procure products in multiple ways. With an intended limited force, our goal is to market directly to large accounts and open distribution channels preferred by those clients, as well as marketing through traditional online, offline, trade show and local activities.

Applied Nutrituionals is our exclusive supplier of products. Packaging, inventory management, and shipping activities are currently outsourced to Diamond Contract Manufacturing, a non-affiliated entity who provides packaging, warehousing, and fulfillment services from their Rochester, NY facilities.

R & D
-----

We conduct our research and development activities, in conjunction with Applied Nutritionals.. Although our efforts are currently focused on marketing and selling our current product lines, we anticipate that we will develop derivative products, utilizing the patented form of collagen, for other markets and applications.

Clinical Studies
----------------

Although no clinical studies are currently planned, we intend to conduct a number of clinical studies for the purposes of quantifying the benefits of CellerateRX. We anticipate planning study design and management during the second quarter of 2005.


Risk Factors
------------

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

Lack of Operating History
-------------------------

We acquired Wound Care in August of 2004. Thus, we have only a limited operating history with which you can evaluate our current business model and our prospects and the historical financial data may be of limited value in evaluating our future revenue and operating expenses. Further, you may lose your investment if we are unable to successfully market our services and implement our business plan. We have not been profitable to date. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Sole Source of Products
-----------------------

Applied Nutritionals holds the patent to, and is currently the sole source of our products. In the event Applied Nutritionals was not able to fulfill our product orders, we would be prevented from marketing and selling our products into the market and we would be unable to conduct business.

Continued Control by Existing Management
----------------------------------------

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. Our officers and board members own approximately 83.63% of the 14,921,432 shares of our outstanding common stock. If management votes together, it will influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Unknown Product and Brand
-------------------------

Although our products have performed exceptionally well in customer evaluations, and on a continual basis in the field, Wound Care is an unknown entity with a relatively unknown brand in a market significantly controlled by much larger products companies. We may not, even with strong customer accounts, be able to establish the credibility necessary to secure large national customers.

Single Product Line
-------------------

Most companies providing wound care products are able to offer customers multiple products. By doing so, they effectively offset the cost of customer acquisition and support across several revenue sources. With only one product line, our costs are relatively much higher and may prevent us from achieving strong profitability.

Changes in Reimbursement Policies
---------------------------------

Healthcare services are heavily reliant upon health insurance reimbursement. Although many current insurance plans place much of the financial risk on providers of care (allowing them to choose whatever products/therapies are most cost effective) under capitated or prospective payment structures, much of our business is related to Medicare-eligible populations. Adjustments to our reimbursement amounts under Medicare's reimbursement policies could have an adverse effect on our ability to pursue market opportunities.

User resistance
---------------

Because our products are classified by the FDA as Medical Devices and not drugs, we were not required to pursue stringent clinical trials. Many physicians and larger, sophisticated healthcare provider organizations often required clinical studies demonstrating specific performance capabilities of new products. We do not have results from controlled clinical studies..

Regulations
-----------

The FDA has cleared these devices for specific indications, and generally has wide experience in evaluating collagen-based products. If the FDA were to change its policy on collagen for any reason, we would likely be required to conduct and submit data to satisfy additional requirements.

Competition
-----------

Competition in the wound care market is heavy among a vast array of medical devices, drugs, and therapies. Most of our competitors are very well capitalized and will continue to compete aggressively. Competitors may be able to keep us out of some distribution channels, close us out from some larger accounts with "Master Contracts" for full product lines, and create market awareness that hinders our abilities to secure key accounts in a cost effective way.

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

Applicable SEC rules governing the trading of "Penny Stocks" limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

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

Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.
-----------------------------------------------------------

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

Employees
---------

We currently have five employees in Florida. In addition, we use administrative services provided by two employees of an entity controlled by Mr. Scott Haire, our Chairman, President and Chief Executive Officer.

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

ITEM 2. PROERTIES

The Company's principal executive office is located at 2225 E. Randol Mill Road, Suite 305, Arlington, TX 76011. These offices contain approximately 1,979 square feet and are leased for a 3 year term expiring February 28, 2008. Rental on our executive offices is $2,790.00 per month. Wound Care's principal office is located at 790 E Broward Blvd, Suite 300, Fort Lauderdale, FL 33301. These offices contain approximately 2,000 square feet and are leased for a 5 year term expiring September 2009. Rental on Wound Care's office is $3,893.65 per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

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

The high and low sales prices are as follows for the periods indicated:

           --------- ---------------------- ------------ -----------
           YEAR      QUARTER ENDING         HIGH         LOW
           --------- ---------------------- ------------ -----------
           2003      March 31, 2003*        $0.01        $0.01
           --------- ---------------------- ------------ -----------
                     June 30, 2003*         $0.01        $0.01
           --------- ---------------------- ------------ -----------
                     September 30, 2003*    $0.01        $0.01
           --------- ---------------------- ------------ -----------
                     December 31, 2003*     $0.01        $0.01
           --------- ---------------------- ------------ -----------
           2004      March 31, 2004         $1.02        $1.00
           --------- ---------------------- ------------ -----------
                     June 30, 2004          $1.03        $1.01
           --------- ---------------------- ------------ -----------
                     September 30, 2004     $1.40        $1.05
           --------- ---------------------- ------------ -----------
                     December 31, 2004      $1.25        $0.85
           --------- ---------------------- ------------ -----------

*does not reflect split adjusted price resulting from 100:1 reverse stock split effective June 24, 2002.

Record Holders
--------------

As of December 31, 2004, there were approximately 2000 shareholders of record holding a total of 14,921,432 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Plan of Operation
-----------------

The Company currently has limited business operations, maintaining leased offices in Arlington, TX, and Fort Lauderdale, FL. All major business functions are performed by our subsidiary, Wound Care Innovations. Although Wound Care is a distributor of our products, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care also conducts other activities that are typical of a product distributor and include sales, marketing, customers service, and customer support. All of these activities are run and managed out of Wound Care's Fort Lauderdale offices.

Manufacturing   of  our  products  is   conducted   by  Applied   Nutritionals..
Warehousing, shipping, and physical inventory management is outsourced to Diamond Contract Manufacturing of Rochester, NY.

Our sales and marketing activities to date have been limited and have resulted in a nominal revenue stream. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations who represent strong recurring revenue opportunities for the Company.

We currently intend to secure capital resources for expansion of staff, inventories, marketing efforts, and research and development, however we may be unsuccessful in our efforts to secure such capital. If we are successful in raising capital, we anticipate hiring a number of management, marketing, and clinical staff to secure additional accounts, market to the broader US wound care market, support customers in specific geographies, broaden our clinical/educational programs, and evaluate retail and international market opportunities.

Liquidity and Capital Resources
-------------------------------

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business.

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

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                      Year First
Name                     Age      Position                            Elected
----                     ---      --------                            -------

Scott A. Haire            40      Chairman, Chief Executive
                                  Officer, President  and Director    1993

Gilbert A. Valdez         61      Director                            1996

Araldo A. Cossutta        80      Director                            1994

Steven W. Evans           54      Director                            1994

Robert E. Gross           60      Director                            1994

Thomas J. Kirchhofer      64      Director                            1994

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All of our directors have agreed to remain until the 2005 annual meeting.

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

Board of Directors Committees
-----------------------------

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, one transaction conducted by each of Messrs. Haire, Cossutta and Evans that was required to be reported by Section 16(a) of the Securities Exchange Act of 1934, was reported late during the period ended December 31, 2004.

Code of Ethics
--------------

Due to the current formative stage of the Company's development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM  10.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2004, 2003, and 2002. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's Chief Executive Officer over the past three years.


                           SUMMARY COMPENSATION TABLE

----------------------- ------------------------------------- -------------------------------------------------------
                                Annual Compensation                           Long Term Compensation
----------------------- ------------------------------------- -------------------------------------------------------
                                                                        Awards                      Payouts
------------------------------------------------------------- ---------------------------- --------------------------
                                                    Other      Restricted    Securities
Name and                                           Annual        Stock       Underlying      LTIP        All Other
Principal                  Salary       Bonus    Compensation   Award(s)       Options      payouts    Compensation
Position           Year      ($)         ($)         ($)          ($)          SARs(#)        ($)          ($)
--------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------
Scott A. Haire     2004       -0-         -           -            -              -            -            -
                   2003       -0-         -           -            -              -            -            -
                   2002   $ 60,000        -           -            -              -            -            -
--------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 31, 2005, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

As of December 31, 2004, there were 14,921,432 shares of common stock issued and outstanding.

                                                  Amount and Nature
Title       Name of Beneficial                      of Beneficial       Percent
Class       Owner of Group(1)                         Ownership         of Class

Common      Scott A. Haire(2)                         7,181,403          55.55%

Common      Araldo A. Cossutta                        4,280,000          34.30%

Common      Steven W. Evans                           1,015,000           8.13%
Common      Thomas J. Kirchhofer                         -                 -

Common      Robert E. Gross                              -                 -

Common      Gilbert Valdez                                3,000            .02%

Common      All Directors and Executive Officers
                  As a Group (six in number)         12,479,403          83.63%

(1) Unless otherwise noted, the address for each person or entity listed is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.
(2) 6,916,403 shares held by HEB, LLC. Mr. Haire is the managing member and majority owner of HEB, LLC, and as such, is deemed to be the beneficial owner of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective August 20, 2004, we acquired Wound Care Innovations, through a merger of Wound Care with a newly formed Company subsidiary. The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock. These shares were issued to H.E.B., LLC, a Nevada limited liability company, and to Mr. Araldo Cossutta, the sole owners of Wound Care. Mr. Scott A. Haire, our Chairman of the Board, Chief Executive Officer and President is the majority owner and managing member of HEB, and Mr. Cossutta is a member of our Board of Directors.

In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care's debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

Effective November 10, 2003, the Company acquired MB Holding Corporation through a merger transaction, for an aggregate of 5,000,000 shares of the Company's common stock. Messrs. Haire and Cossutta, were the sole owners of MB Holding Corporation. In connection with the acquisition, Mr. Steve Evans, on of the Company's directors, received a portion of the 5,000,000 shares issued in the acquisition.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------

         Exhibit No.


         10.1 Agreement and Plan of Merger, dated as of November 10, 2003 by and among MBH Acquisition, Inc., MB Software Corporation, MB Holding Corporation, and all of the stockholders of MB Holding Corporation. (incorporated by reference to the Company's Current Report on Form 8-K, filed with the commission on November 21, 2003)

         10.3 Agreement and Plan of Merger, dated as of August 20, 2004 by and among Wound Care Innovations, LLC, MB Software Corporation, WCare Acquisitions, LLC, H.E.B., LLC and Araldo
                  A. Cossutta. (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2004)

         10.4 Settlement and Compromise Agreement, dated December 31, 2004 by and among MB Holding Corporation, MB Software Corporation and Wound Care Innovations, LLC (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2004

         31.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

         32.1 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

         (b)      Reports on Form 8-K.  None.
                  --------------------
                  The Company filed one Current Report on Form 8-K on , 2004 reporting the acquisition of Wound Care Innovations under Items 1.01. 2.01, 3.02 and 9.01, of such Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2004 and 2003. The Board of Directors of the Company, in its discretion, may dirct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accounts.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company. Audit Fees

The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company

The Audit fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit fot he Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's From 10-QSB's for the fiscal years ended December 31, 2004 and 2003 was $27,150 and $20,650 respectively.

Audit-Related Fees- None

Tax Fees - None

All Other Fees- None

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have and Audit Committee. The Company's current policy is the Board of Directors pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor or assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approve all audit services and fees of our independent auditor for the years ended December 31, 2004 and 2003. Our independent auditors did not provide us with any non-audited services during the period indicated above.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2004.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                      Date
---------              -----                                      ----

/s/ Scott A. Haire     CEO, President, Chairman and Principal
------------------     Financial Officer                          April 15, 2005
Scott A. Haire

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

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to the Consolidated Financial Statements........................F-7 - F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of MB Software Corporation

We have audited the accompanying consolidated balance sheet of MB Software Corporation, a Texas Corporation, and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the preceding two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for the preceding two years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and has a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 31, 2005

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                            $      7,889
   Accounts receivable                                                   20,086
   Inventory                                                             95,300
   Due from related parties                                               9,538
                                                                   ------------
Total current assets                                                    132,813

Fixed assets, net                                                        54,919

Security deposits                                                        15,694
                                                                   ------------

Total Assets                                                       $    203,426
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $     97,662
   Accrued liabilities                                                   54,234
   Obligation under capital lease - current portion                       4,092
                                                                   ------------
Total current liabilities                                               155,988

Long-term liabilities
   Obligation under capital lease - noncurrent portion                    6,240
                                                                   ------------

Total Liabilities                                                       162,228

Stockholders' Equity
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 14,921,432                                 14,921
   Stock subscription                                                   221,971
   Additional paid-in capital                                        15,160,749
   Accumulated deficit                                              (15,344,404)
                                                                   ------------
                                                                         53,237
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                   ------------
Total stockholders' equity                                               41,198
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    203,426
                                                                   ============







The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                         2004           2003
                                                     -----------    -----------
Revenues                                             $    85,019    $      --
Cost of revenues                                          79,558           --
                                                     -----------    -----------
Gross margin                                               5,461           --

Selling, general and administrative                     (306,560)       (44,911

Impairment loss                                       (5,827,761)          --
                                                     -----------    -----------

Loss from operations                                  (6,128,860)       (44,911)

Interest expense                                          (7,765)          --
                                                     -----------    -----------

Loss before provision for income taxes                (6,136,615)       (44,911)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Loss from continuing operations                       (6,136,625)       (44,911)

Discontinued operations
   Operating loss                                       (158,710)      (383,069)
                                                     -----------    -----------

Net loss                                             $(6,295,335)   $  (427,980)
                                                     ===========    ===========



Basic and diluted loss per share:
   Continuing operations                             $     (0.67)   $     (0.03)
   Discontinued operations                                 (0.02)         (0.25)
                                                     -----------    -----------
                                                     $     (0.69)   $     (0.28)
                                                     ===========    ===========

Weighted average common shares outstanding             9,134,287      1,521,440
                                                     ===========    ===========








The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                             Common          Common                     Additional
                                              Stock           Stock        Stock          Paid-In      Accumulated      Treasury
                                             Shares         Amount      Subscription      Capital        Deficit          Stock
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2002                     822,810   $        823   $       --     $  8,632,456    $ (8,621,089)   $    (12,039)

Common stock issued for acquisition of
  MB Holding Corporation                     5,000,000          5,000           --           96,221            --              --

Gain on sale of assets between entities
  under common control                            --             --          303,708           --              --

Net loss                                          --             --             --         (427,980)           --
                                          -----------------------------------------------------------------------------------------

Balance, December 31, 2003                   5,822,810           --        9,032,385     (9,049,069)        (12,039)
                                                                                                                              5,823

Common stock issued for the acquisition
  of Wound Care Innovations, LLC             8,572,303          8,572           --        5,992,040            --              --

Conversion of debt to equity                   526,319            526           --          358,295            --              --

Stock subscription to settle debt in
  exchange for the net book value of
  related entities disposed                       --             --          221,971       (221,971)           --              --

Net loss                                          --             --             --             --        (6,295,335)           --
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2004                  14,921,432   $     14,921   $    221,971   $ 15,160,749    $(15,344,404)   $    (12,039)
                                          =========================================================================================














The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                                         2004           2003
                                                                      -----------    -----------
Cash flows from operating activities
Loss from continuing operations                                       $(6,295,335)   $  (427,980)
Adjustments to reconcile net loss from to net cash
 used in operating activities
   Gain on sale of assets between entities under common control              --          303,708
   Depreciation and amortization                                           24,265         20,000
   Impairment loss                                                      5,827,761           --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                             (10,863)          --
   (Increase) decrease in inventory                                       (52,344)          --
   (Increase) decrease in prepaid expenses and other assets                18,213           --
    Increase (decrease) in accounts payable and accrued liabilities       (60,154)        89,848
                                                                      -----------    -----------
Net cash flows used in operating activities                              (548,457)       (14,424)

Cash flows from investing activities
   Cash acquired in WCI acquisition                                        16,048           --
   Cash paid for license                                                 (100,000)          --
   Purchase of fixed assets                                               (38,778)          --
                                                                      -----------    -----------
Net cash flows used in investing activities                              (122,730)          --

Cash flows from financing activities
   Advances / repayments - related parties                                610,635       (442,860)
   Principal payments under capital lease                                  (1,944)          --
   Proceeds from notes payable                                             70,000        457,500
                                                                      -----------    -----------
Net cash flows provided by financing activities                           678,691         14,640
                                                                      -----------    -----------

Increase in cash                                                            7,504            216

Cash and cash equivalents, beginning of year                                  385            169
                                                                      -----------    -----------

Cash and cash equivalents, end of year                                $     7,889    $       385
                                                                      ===========    ===========

Cash paid during the year for:
   Interest                                                           $    23,823    $      --
                                                                      ===========    ===========
   Income taxes                                                              --             --
                                                                      ===========    ===========

Supplemental noncash investing and financing activities:
   Common stock issued in connection with WCI acquisition             $ 6,000,612    $      --
                                                                      ===========    ===========
   Common stock issued for conversion of debt to equity               $   358,821    $      --
                                                                      ===========    ===========
   Stock subsription to settle debt                                   $   221,971    $      --
                                                                      ===========    ===========
   Exchange of assets between entities under common control           $      --      $   101,221
                                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MB  Software  Corporation  and  subsidiaries  (collectively  referred  to as the
"Company")   distributes   collagen-based  wound  care  products  to  healthcare
providers such as physicians, clinics and hospitals.

Significant Accounting Policies

Principles of consolidation and presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Business combinations - Transfers and exchanges of assets between companies under common control are accounted for at historical cost in a manner similar to that in a pooling of interests accounting. The excess of the cost of the asset acquired over the net assets sold at their book values are charged to additional paid-in capital.

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

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, due from related parties, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Business and credit risk concentrations - The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times, may exceed Federally insured limits of $100,000.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2004.

Fixed assets - Fixed assets are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to five years. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense amounted to $4,265 for 2004.

Revenue recognition - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales.

Allowance for doubtful accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There is no allowance for doubtful accounts at December 31, 2004.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders and gels.

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

Intangible assets - Intangible assets represent amounts paid pursuant to two license agreements. One of the licenses was subject to amortization and amortization for both periods presented amounted to $20,000 per year. The other license was not subject to amortization as its life was indeterminable. The gross carrying amount of the intangible assets was $200,000 and accumulated amortization totaled $51,667. The intangible assets were held by one of the Company's wholly-owned subsidiaries, which was disposed of on December 31, 2004. (See Note 10) Accordingly, there is no further amortization.

Income taxes - The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123 only. See Note 8 for a description of the stock-based compensation plan. There have been no options granted since 2001 and therefore, no pro forma disclosures are required.

Earnings per share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic and diluted earnings or loss per share is computed by dividing net earnings (loss) (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. Convertible securities that could potentially dilute basic earnings or loss per share in the future are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements:

In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. This statement does not significantly affect the Company.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share for future stock-based compensation arrangements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.


NOTE 2 - GOING CONCERN

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining funds from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments (iii) convert outstanding debt to equity and (iii) obtain loans from shareholders. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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


NOTE 3 - BUSINESS ACQUISITION

Wound Care Innovations, LLC

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

The details of the agreement are as follows:

WCI had entered into a Distribution Agreement dated July 28, 2004 ("effective date of agreement"), with Applied Nutritionals, LLC, ("AN") for the exclusive rights to market, sell and distribute wound products that contain a certain tissue adhesive that AN had obtained the rights to via U.S. Patent No. 6,136,341. The patent is for a tissue adhesive hydrolysate which promotes wound healing containing hydrolyzed Type I collagen. To maintain the exclusive rights, WCI agreed to pay AN the following royalties: contract year 1-$90,000; contract year 2-$291,000, and contract year 3-$522,000. Additionally, WCI agreed to purchase from AN a minimum dollar amount of products as follows: contract year 1-$350,000; contract year 2-$727,500; and contract year 3-$1,305,000. Within 45 days prior to expiration of the first 3 years following the effective date of the agreement, and prior to the expiration of each year during the term thereafter, WCI and AN agreed to negotiate in good faith a minimum annual royalty and minimum annual purchases for the ensuing year, which shall be 115% of the prior year's royalty and purchases, respectively. If WCI fails to pay the royalties or make the purchases, AN may terminate the agreement by written notice to WCI and the WCI's rights convert to a non-exclusive basis.

All royalties are due and payable on a calendar quarterly basis on or before the 30th day of the month immediately following the calendar quarter in which gross receipts are received. The first royalty report is due on or before January 30, 2005 for the period beginning on the effective date of the agreement and ending on December 31, 2004. Accrued royalties at December 31, 2004 were $2,476. AN also granted WCI an option to acquire all of AN's rights, title and interest in and to the patent, and all processes and other know-how related to the products and their manufacture, solely with respect to the patent, exercisable at any time during the first five years of the term of the agreement.

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

WCI's financial information is incorporated into the consolidation of the Company from the effective date of the merger, which was August 20, 2004. The value assigned to assets and liabilities acquired can be summarized as follows:

Cash                                                                $    16,048
Accounts receivable                                                       9,223
Inventory                                                                42,956
Prepaid expenses                                                         33,906
Due from related parties                                                105,690
Fixed assets, net                                                         8,128
Goodwill                                                              5,827,761
Accounts payable                                                        (43,100)
Loans payable converted                                              (1,800,612)
                                                                    -----------
Fair value of net assets acquired                                   $ 4,200,000
                                                                    ===========



The Company has recorded an impairment loss equal to goodwill arising from the transaction as management has determined that the probability of future cash flows to substantiate the asset is uncertain based on WCI's limited operations and relatively unknown brand name recognition in a market significantly controlled by much larger product companies.

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

                                                            2004         2003
                                                         -----------------------
Net sales                                                $  174,089   $   21,642
Net loss - continuing operations                         $7,750,030   $  216,370
Loss per share - continuing operations                   $     0.85   $     0.14



NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due from related parties

Amounts due from related parties represent funds advanced from various entities controlled by the president of this Company, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand.

Administrative services

The  Company  provides  limited  administrative   services  to  other  companies
affiliated through common ownership of the Company's shareholders.


NOTE 5 - FIXED ASSETS

Fixed assets consists of the following:

Furniture and fixtures                                                 $  12,639
Phone system                                                              12,276
Computer equipment                                                        14,267
Artwork                                                                   20,000
                                                                       ---------
                                                                          59,182
Less accumulated depreciation                                              4,265
                                                                       ---------
Net book value                                                         $  54,917
                                                                       =========

NOTE 6 - OPERATING AND CAPITAL LEASES

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for 2004 was approximately $24,000. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2004, for each of the next five years and in the aggregate are as follows:

2005                                                                 $    82,000
2006                                                                      80,200
2007                                                                      80,200
2008                                                                      52,300
2009                                                                      35,000
                                                                     -----------
Total                                                                $   329,700
                                                                     ===========

Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. The asset and liability under capital lease is recorded at the present value of the minimum lease payments and the asset is depreciated over the related lease term. Depreciation of assets under capital lease of $1,188 was charged to operations during 2004.

The following is a summary of property held under capital lease:

Phone system                                                        $    12,276
Less accumulated depreciation                                            (1,188)
                                                                    -----------
Net book value                                                      $    11,088
                                                                    ===========




Minimum future lease payments under capital lease as of December 31, 2004, for each of the next five years and in the aggregate are: 2005$4,092; 2006-$4,092; 2007-$2,148.


NOTE 7 - STOCKHOLDERS' EQUITY TRANSACTIONS

Common stock issued for the acquisition of Wound Care Innovations, LLC. ("WCI")

During 2004, the Company issued an aggregate 8,572,303 shares of restricted common stock pursuant to a merger agreement dated August 20, 2004, in exchange for 100% of the issued and outstanding shares of WCI and the conversion of outstanding liabilities of $1,800,612 of WCI debt and other WCI obligations. The shares were issued to related parties. (See details in Note 3)

Conversion of debt to equity

During 2004, the Company's Board of Directors authorized the conversion of certain notes payable and accrued interest to equity at agreed upon conversion rates of $0.50 per share to $1.00 per share pursuant to signed conversion agreements and issued 526,319 restricted shares of the Company's common stock. Accrued interest waived in connection with the conversion totaled approximately $37,440, which has been charged to additional paid-in capital.

Common stock issued for the acquisition of MB Holding Corporation ("MBH")

The Company acquired MBH through a merger transaction dated November 10, 2003, for an aggregate of 5,000,000 shares of the Company's restricted common stock. The shares were issued to related parties and were valued at the historical cost basis of the transferred entity because the assets were transferred between entities under common control. (See details in Note 10)

Gain on sale of assets between related parties

On July 24, 2003, Envoii Healthcare, L.L.C. and Envoii Technologies, L.L.C. (identical parties control each entity) completed an Asset Purchase Agreement for the purchase of certain assets for consideration of $375,000 with a cost basis of $71,292 for a net gain on the transaction of $303,708. Envoii Healthcare and Envoii Technologies are controlled by identical parties, Haire, which is the Company's President, Chairman and CEO, and Cossutta, one of the Company's directors. Both Haire and Cossutta converted notes payable totaling $240,800 to capital and then applied the capital to the purchase price of the transaction. Since the transaction occurred between entities under common control, no gain on the transaction was recognized, but credited to additional paid-in capital.

Stock subscription

Stock subscription represents the Company's obligation to issue shares in settlement of debt. (See Note 10)


NOTE 8 - STOCK OPTIONS

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's stock options follows:

                                                                Weighted Average
                                                   Options       Exercise Price
                                                  -----------------------------
Outstanding at 12/31/02                               52,000          $    5.00
Granted, Exercised, Forfeited                           --                 --
                                                  -----------------------------
Outstanding at 12/31/03                               52,000               5.00
Granted                                                 --                 --
Exercised                                               --                 --
Forfeited                                            (52,000)             (5.00)
                                                  -----------------------------
Outstanding at 12/31/04                                 --                 --
                                                  =============================



NOTE 9 - INCOME TAXES

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

At December 31, 2004, deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance for 2004 was approximately $2,100,000 (2003: $15,000). The Company generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2004, subject to limitations under Internal Revenue Code Section 382, approximately $469,000 of these losses are available for use after the reorganization, which expire in 2008 if not previously utilized. The net operating loss carryforward at December 31, 2004 is approximately $16,700,000 and will begin to expire in 2008, if not previously utilized.

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2003 and 2002 is as follows:

                                                         2004           2003
                                                     -----------    -----------
Expected federal income tax benefit                  $ 2,086,000    $   (15,000)
Valuation allowance and other                         (2,086,000)        15,000
                                                     -----------    -----------
Income tax  expense (benefit)                               --             --
                                                     ===========    ===========


Deferred tax asset at December 31, 2004, is as follows:

Net operating loss carryforwards                                    $ 5,671,000
Valuation allowance                                                  (5,671,000)
                                                                    -----------
Net current deferred tax asset                                             --


NOTE 10 - DISCONTINUED OPERATIONS

MB Holding Corporation ("MBH")

Pursuant to a "Settlement and Compromise Agreement" dated December 31, 2004, (and approved by the Company's Board of Directors on that same date), the Company agreed to issue 1,224,000 restricted shares of its common stock to H.E.B., LLC ("HEB") for the forgiveness of debt outstanding on the Company's books totaling $221,971 in exchange for all of the issued and outstanding shares of MBH, one of the Company's wholly-owned subsidiaries. No gain or loss was recognized on the transaction as it occurred between entities under common control. The shares are presented as stock subscriptions because the Company is obligated to issue the shares in settlement of debt, however the shares have not yet been issued as of the date of issuance of these financial statements.

Condensed results of operations included in discontinued operations are as follows:

Revenues                                                            $    39,226
Expenses                                                               (197,936)
                                                                    -----------
Operating loss                                                      $   158,710
                                                                    ===========


MBH was originally acquired in 2003 for an aggregate of 5,000,000 restricted shares of the Company's common stock, which were issued to Scott Haire ("Haire") and Araldo Cossutta ("Cossutta"), the sole stockholders of MBH, in proportionate share to their respective holdings in MBH. Both Haire and Cossutta are directors of the Company, and Haire is also the Company's Chairman of the Board, Chief Executive Officer and President. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C. ("Envoii"), a Nevada limited liability company, developed a system for transmitting electronic documents in a secure environment. MBH other wholly-owned subsidiary, VPS Holding, LLC ("VPSH"), was acquired in January 2004, for the purpose of obtaining the rights to certain intellectual property and know-how related to prescription drug monitoring databases.