Form 10QSB
period 2005-03-31
MB SOFTWARE CORP
filed 2005-05-23
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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


As of March 31, 2005, 14,921,432 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                    Yes  [ ]                No  [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                          Quarter Ended March 31, 20045


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2005 (Unaudited)....................3

Consolidated Statements of Operations for the three months ended
        March 31, 2005and 2004 (Unaudited).....................................4

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2005 and 2004 (Unaudited)....................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............8

ITEM 3. CONTROLS AND PROCEDURES...............................................11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................12
ITEM 2. Changes in Securities and Use of Proceeds.............................12
ITEM 3. Defaults Upon Senior Securities.......................................12
ITEM 4. Submission of Matters to a Vote of Security Holders...................12
ITEM 5. Other Information.....................................................12
ITEM 6. Exhibits..............................................................12

SIGNATURE.....................................................................12


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
------
Current Assets
   Cash                                                              $      2,781
   Accounts receivable                                                     23,930
   Inventory                                                               90,030
   Prepayments                                                            112,512
                                                                     ------------
Total current assets                                                      229,253

Fixed assets, net                                                          79,063
Other assets - patents                                                     75,000
Security deposits                                                          15,693
                                                                     ------------

Total Assets                                                         $    399,009
                                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable and other accruals                               $    132,574
   Payroll tax liabilities                                                 84,445
   Obligation under capital lease - current portion                         4,092
   Due to related parties                                                 309,601
                                                                     ------------
Total current liabilities                                                 530,712

Long-term liabilities
   Obligation under capital lease - noncurrent portion                      5,217
                                                                     ------------

Total Liabilities                                                         535,929

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                            --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 14,921,432                                   14,921
   Stock subscription                                                     221,971
   Additional paid-in capital                                          15,159,637
   Accumulated deficit                                                (15,521,410)
                                                                     ------------
                                                                         (124,881)
   Less: treasury stock, at cost;  4,089 shares                           (12,039)
                                                                     ------------
Total stockholders' deficiency                                           (136,920)
                                                                     ------------

Total Liabilities and Stockholders' Deficiency                       $    399,009
                                                                     ============

            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                 2005            2004
                                             ------------    ------------
Revenues                                     $     56,261    $       --
Cost of revenues                                   53,363            --
                                             ------------    ------------
Gross margin                                        2,898            --

Selling, general and administrative               172,497          25,495
                                             ------------    ------------

Loss from operations                             (169,599)        (25,495)

Other income (expense), net                        (7,406)           --
                                             ------------    ------------

Loss before provision for income taxes           (177,005)        (25,495)

Provision for income taxes                           --              --
                                             ------------    ------------

Loss from continuing operations                  (177,005)        (25,495)

Discontinued operations
   Operating loss                                    --           (60,653)
                                             ------------    ------------

Net loss                                     $   (177,005)   $    (86,148)
                                             ============    ============



Basic and diluted loss per share:
   Continuing operations                     $      (0.01)   $       --
   Discontinued operations                           --             (0.01)
                                             ------------    ------------
                                             $      (0.01)   $      (0.01)
                                             ============    ============

Weighted average common shares outstanding     14,921,432       5,822,810
                                             ============    ============




            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                    2005         2004
                                                                                  ---------    ---------
Cash flows from operatwing activities
-------------------------------------
Net loss                                                                          $(177,005)   $ (86,148)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation and amortization                                                      2,002        5,000
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                        (3,844)        --
   (Increase) decrease in inventory                                                   5,270         --
   (Increase) decrease in prepaid expenses and other assets                        (112,512)      (1,588)
    Increase (decrease) in accounts payable and accrued liabilities                  65,123       28,174
                                                                                  ---------    ---------
Net cash flows used in operating activities                                        (220,966)     (54,562)

Cash flows from investing activities
------------------------------------
   Cash paid for intangible assets                                                  (75,000)     (50,000)
   Purchase of fixed assets                                                         (26,144)     (13,626)
                                                                                  ---------    ---------
Net cash flows used in investing activities                                        (101,144)     (63,626)

Cash flows from financing activities
------------------------------------
   Cash overdraft                                                                      --          1,049
   Proceeds from new borrowings                                                        --         25,000
   Net advances - related parties                                                   318,025       91,754
   Principal payments under capital lease                                            (1,023)        --
                                                                                  ---------    ---------
Net cash flows provided by financing activities                                     317,002      117,803
                                                                                  ---------    ---------

Increase (decrease) in cash                                                          (5,108)        (385)

Cash and cash equivalents, beginning of period                                        7,889          385
                                                                                  ---------    ---------

Cash and cash equivalents, end of period                                          $   2,781    $    --
                                                                                  =========    =========

Cash paid during the year for:
------------------------------
   Interest                                                                            --      $  13,354
                                                                                  =========    =========
   Income taxes                                                                        --           --
                                                                                  =========    =========



            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB

Certain financial information for the prior period has been reclassified to conform to the current period's presentation.


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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary. Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has minimal revenues and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

NOTE 3: RELATED PARTY TRANSACTIONS

Due to related parties represent funds advanced from various entities controlled by the president of this Company, and other majority shareholders, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand.


NOTE 4:  OTHER ASSETS - PATENTS

Other assets represent cash amounts paid by the Company to maintain its right to acquire certain patents related to the hydrolyzed Type I form of collagen used within gel, powder, paste and film collagen would dressing compositions. The total cash exercise price of the patent and related intellectual property is $5,100,000 and the Company pays $75,000 per year as an option fee to to maintain its rights to purchase the said property.


NOTE 5: DISCONTINUED OPERATIONS

The Company disposed of its wholly-owned subsidiary, MB Holding Corporation ("MBH") in December 2004. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C., developed a system for transmitting electronic documents in a secure environment.

Condensed results of operations included in discontinued operations are as follows:

Revenues                                   $    10,717
Expenses                                       (71,370)
                                           -----------
Operating loss                             $    60,653
                                           ===========

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

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) the ability of the Company to efficiently market its products; as well as other risks and uncertainties that are described elsewhere in this report and from time to time in the Company's filings with the Securities and Exchange Commission.


RISK FACTORS

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

Lack of Operating History
-------------------------

We acquired Wound Care in August of 2004 and we have only a limited operating history with which you can evaluate our current business model and our prospects and the historical financial data may be of limited value in evaluating our future revenue and operating expenses. Further, you may lose your investment if we are unable to successfully market our services and implement our business plan. We have not been profitable to date. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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


OVERVIEW
--------


The Company currently has limited business operations, maintaining leased offices in Arlington, Texas, and Fort Lauderdale Florida. Business activities currently include sales and marketing activities of our wound care products through certain exclusive and nonexclusive distribution rights of CellerateRX(TM) products. The product is a collagen-based wound care product line based upon a patented molecular form of collagen. Wound Care's distribution rights for these products are exclusive in the domestic medical, retail, government and first aid human use would care markets, as well as in several international markets. Our products are FDA cleared for marketing for the following indications: Pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds. We believe that our products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

          THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004
          ------------------------------------------------------------

Results of Operations
---------------------

Revenues, Cost of Sales and Gross Margin. The Company generated revenues of approximately $56,000 for the three months ended March 31, 2005, through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"), which it acquired in August 2004. Costs of sales approximated $53,000 and ross margin as a percentage of sales approximated 5%, which approximates the historical gross margin since the Company's acquisition of WCI. There were no revenues for the same period in 2004. (See discontinued operations caption.)

Selling, general and administrative expenses ("SGA"). SGA for the three months ended March 31, 2005 approximated $172,500 compared to $25,500 for the same period in 2004, an increase of $147,000. Approximately $132,500 of the increase in expenses is comprised of WCI's operations. Major contributors to WCI's SGA expenses are (approximations) wages of $75,000 for 3 employees in Florida, rent of $17,000, and legal fees of $7,000. Major expenses related to the registrant were rent fort the Company's Arlington, Texas offices of $11,000 and professional fees paid in connection with the company's SEC reporting requirements of $15,000. SGA for the three months ended March 31, 2004 were mainly comprised of professional fees paid in connection with the company's SEC reporting requirements and other corporate matters amounting to $23,000

Discontinued Operations. The Company disposed of its wholly-owned subsidiary, MB Holding Corporation ("MBH") in December 2004. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C., developed a system for transmitting electronic documents in a secure environment. Included in discontinued operations for the three months ended March 31, 2004 was revenues of $10,717 and expenses of $71,370.

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

The Company also has minimal revenues and a negative cash flow from operating activities. The Company currently relies on its majority shareholders to fund operating expenses as necessary. It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary.

Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its majority shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has minimal revenues and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Our future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include our ability to operate profitably, recruit and train management and personnel, and to compete with other, better-capitalized and more established competitors.

The Company does not anticipate incurring significant research and development costs, the purchase of any major equipment, or any significant changes in the number of its employees over the next twelve months.


Plan of Operation
-----------------

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

The Company does not presently generate profits and expends approximately $59,000.00 to $65,000.00 per month for working capital and general corporate purposes, including any marketing expenses.

Products

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

Applied Nutritionals is our exclusive supplier of products. Packaging, inventory management, and shipping activities are currently outsourced to Diamond Contract Manufacturing, a non-affiliated entity who provides packaging, warehousing, and fulfillment services from their Rochester, NY facilities.

R & D

We conduct our research and development activities, in conjunction with Applied Nutritionals. Although our efforts are currently focused on marketing and selling our current product lines, we anticipate that we will develop derivative products, utilizing the patented form of collagen, for other markets and applications.

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

PART II  - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Changes in Securities and Use of Proceeds - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits

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

                                         MB SOFTWARE CORPORATION



Date: May 20, 2005                        /s/ Scott A. Haire
                                         ---------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)