Form 10QSB
period 2005-06-30
MB SOFTWARE CORP
filed 2005-08-22
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                           [X] QUARTERLY REPORT UNDER
                             SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

                                 Yes [X] No [ ]


As of June 30, 2005, 14,921,432 of the Issuer's $0.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                           Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2005 (Unaudited).....................3

Consolidated Statements of Operations for the three and six months ended
        June 30, 2005and 2004 (Unaudited)......................................4

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2005 and 2004 (Unaudited).....................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............9

ITEM 3. CONTROLS AND PROCEDURES...............................................14

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................15
ITEM 2. Changes in Securities and Use of Proceeds.............................15
ITEM 3. Defaults Upon Senior Securities.......................................15
ITEM 4. Submission of Matters to a Vote of Security Holders...................15
ITEM 5. Other Information.....................................................15
ITEM 6. Exhibits..............................................................15

SIGNATURE.....................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS
------
Current Assets
   Cash                                                            $      2,377
   Accounts receivable                                                   16,768
   Inventory                                                             86,793
   Prepayments                                                          135,452
                                                                   ------------
Total current assets                                                    241,390

Fixed assets, net                                                        77,061
Security deposits                                                        15,693
                                                                   ------------

Total Assets                                                       $    334,144
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                                   ------------
Current liabilities
   Accounts payable and other accruals                             $     98,414
   Payroll tax liabilities                                              111,549
   Obligation under capital lease - current portion                       4,092
   Royalties payable, including accrued interest                        164,098
   Due to related parties                                               416,943
   Accrued interest - related parties                                    16,358
                                                                   ------------
Total current liabilities                                               811,454

Long-term liabilities
   Obligation under capital lease - noncurrent portion                    4,194
                                                                   ------------

Total Liabilities                                                       815,648

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value; 20,000,000 shares authorized;
      issued and outstanding: 14,921,432                                 14,921
   Stock subscription                                                   221,971
   Additional paid-in capital                                        15,159,637
   Accumulated deficit                                              (15,865,994)
                                                                   ------------
                                                                       (469,465)
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                   ------------
Total stockholders' deficiency                                         (481,504)
                                                                   ------------

Total Liabilities and Stockholders' Deficiency                     $    334,144
                                                                   ============

            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                             Three Months Ended    Three Months Ended    Six Months Ended      Six Months Ended
                                               June 30, 2005         June 30, 2004         June 30, 2005         June 30, 20004
                                             ------------------    ------------------    ------------------    ------------------
Revenues                                     $           40,919    $             --                       $                     $
                                                                                                     97,180                  --
Cost of revenues                                         35,874                  --                  89,237                  --
                                             ------------------    ------------------    ------------------    ------------------
Gross margin                                              5,045                  --                   7,943                  --

Selling, general and administrative                     106,761                 9,619               279,258                35,113
Royalties expenses and related option fee               225,000                  --                 225,000                  --
                                             ------------------    ------------------    ------------------    ------------------

Loss from operations                                   (326,716)               (9,619)             (496,315)              (35,113)

Other income (expense), net                             (17,869)                 --                 (25,275)                 --
                                             ------------------    ------------------    ------------------    ------------------

Loss before provision for income taxes                 (344,585)               (9,619)             (521,590)              (35,113)

Provision for income taxes                                 --                    --                    --                    --
                                             ------------------    ------------------    ------------------    ------------------

Loss from continuing operations                        (344,585)               (9,619)             (521,590)              (35,113)

Discontinued operations
   Operating loss                                          --                (107,978)                 --                (168,632)
                                             ------------------    ------------------    ------------------    ------------------

Net loss                                     $         (344,585)   $         (117,597)   $         (521,590)   $         (203,745)
                                             ==================    ==================    ==================    ==================



Basic and diluted loss per share:
   Continuing operations                     $            (0.02)   $             --      $            (0.03)   $             --
   Discontinued operations                                 --                   (0.02)                 --                   (0.03)
                                             ------------------    ------------------    ------------------    ------------------
                                             $            (0.02)   $            (0.02)   $            (0.03)   $            (0.03)

                                             ==================    ==================    ==================    ==================

Weighted average common shares outstanding           14,921,432             5,822,810            14,921,432             5,822,810
                                             ==================    ==================    ==================    ==================











            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                      2005         2004
                                                                                   ---------    ---------
Cash flows from operating activities
------------------------------------
Net loss                                                                           $(521,590)   $(203,745)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation and amortization                                                       4,004       10,000
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                          3,318         --
   (Increase) decrease in inventory                                                    8,508         --
   (Increase) decrease in prepaid expenses and other assets                         (135,452)        --
    Increase (decrease) in accounts payable and accrued liabilities                   74,424       10,372
    Increase (decrease) in royalties payable, including related accrued interest     164,098         --
                                                                                   ---------    ---------
Net cash flows used in operating activities                                         (402,690)    (183,373)

Cash flows from investing activities
------------------------------------
   Cash paid for software license                                                       --        (50,000)
   Purchase of fixed assets                                                          (26,144)     (13,626)
                                                                                   ---------    ---------
Net cash flows used in investing activities                                          (26,144)     (63,626)

Cash flows from financing activities
------------------------------------
   Proceeds from new borrowings - unrelated party                                       --         70,000
   Net advances - related parties                                                    425,369      181,244
   Principal payments under capital lease                                             (2,047)        --
                                                                                   ---------    ---------
Net cash flows provided by financing activities                                      423,322      251,244
                                                                                   ---------    ---------

Increase (decrease) in cash                                                           (5,512)       4,245

Cash and cash equivalents, beginning of period                                         7,889          385
                                                                                   ---------    ---------

Cash and cash equivalents, end of period                                           $   2,377    $   4,630
                                                                                   =========    =========

Cash paid during the year for:
------------------------------
   Interest                                                                             --      $  13,354
                                                                                   =========    =========
   Income taxes                                                                         --           --
                                                                                   =========    =========



            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included elsewhere in this filing in addition to the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, as filed with the Company's Annual Report on Form 10-KSB.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We do not expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will have on our financial statements.

NOTE 4: EARNINGS PER SHARE

Basic earnings (loss) per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding
(denominator) for the period. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted EPS because to do so would be antidilutive. All EPS amounts in these financial statements are basic EPS, as defined by SFAS No. 128, "Earnings Per Share." All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Purchase Option Agreement

Pursuant to A Purchase Option Agreement ("Option Agreement") with Applied Nutritionals, LLC, ("AN") dated July 28, 2004, the Company has an exclusive option for a period of five years to purchase certain patents related to the hydrolyzed Type I form of collagen used within gel, powder, paste and film collagen wound dressing compositions. The total cash exercise price of the patent and related intellectual property is $5,100,000 and the Company is entitled to pay $75,000 per year as an option fee to maintain its rights to purchase the said property. The Company has the option to pay another $75,000 on or before August 31, 2005 to retain its exclusive option pursuant to the Option Agreement as well as other terms and conditions contained therein.

On April 18, 2005, the Company entered into a promissory note for $150,000 due and payable to AN for unpaid royalties due under a Distribution Agreement between AN and WCI dated July 28, 2004. The note, plus interest at 10% per annum from September 30, 2004 ($8,754) was due in full on April 29, 2005. The Company was unable to pay the note and is currently in default on the Agreement, thereby losing its exclusive option to distribute the product under the original Distribution Agreement. The Company is currently in negotiations to re-structure the deal as it has determined it cannot meet the original terms of the agreement. There is no assurance reasonable terms can be reached.


SEC Comment Letter

The Company  received a letter ("the  Letter") from the  Securities and Exchange
Commission ("the SEC") dated July 5, 2005, notifying the Company that the SEC had reviewed the Company's Form 10-KSB filing for the year ended December 31, 2004 and Form 10-QSB for the quarter ended March 31, 2005, the purpose of which was to assist the Company in its compliance with applicable disclosure requirements and to enhance the overall disclosure in the Company's filings. The
Company is currently in the process of reviewing and responding to the comment letter. Accordingly, the filings for both periods above may require an amendment. The Company intends to do so as soon as is practicable.

NOTE 6: RELATED PARTY TRANSACTIONS

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

Funds are advanced from various entities controlled by the president of this Company, and other majority shareholders, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand. Accrued interest due to related parties was $16,358 at June
30, 2005.

Due to related parties at June 30, 2005 represents the following:

           Related party                     Nature of relationship         Description of transaction     Amounts due to
                                                                                                           (from) related
                                                                                                               parties
------------------------------------- ------------------------------------- --------------------------- --------------------
HEB, LLC, a Nevada Limited            Scott Haire, Chairman President,      Series of funds advanced    $            274,867
Liability Company                     CEO and CFO of this company,          for working capital
                                      controls both entities financing      purposes
                                      and operating decisions

Araldo Cossutta, an individual        Director  and   stockholder  of  the  Series of funds advanced                 117,000
                                      Company                               for working capital
                                                                            purposes
Richard Dahlson, an individual        Director  and   stockholder  of  the  Series of funds advanced                  22,666
                                      Company                               for working capital
                                                                            purposes
eAppliance Payment Solutions,         Controlling   owners  in  eAppliance  Series of funds advanced                   2,410
LLC a Nevada Limited Liability        Payment Solutions, LLC are the        for working capital
Company                               President  and  one  director  of MB  purposes
                                      Software Corporation
                                                                                                        --------------------
                                                                                                        $           416,943
                                                                                                        ====================

NOTE 7: DISCONTINUED OPERATIONS

The Company disposed of its wholly-owned subsidiary, MB Holding Corporation ("MBH") in December 2004. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C., developed a system for transmitting electronic documents in a secure environment. Condensed results of operations 6-30-2005 included in discontinued operations are as follows:

Revenues                              $      39,226
Expenses                                   (207,858)
                                      -------------
Operating loss                        $    (168,632)
                                      =============

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


CRITICAL ACCOUNTING POLICIES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements; however, management does not consider any of the estimates and assumptions to be highly uncertain.

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our accounts receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence. There is no allowance for doubtful accounts at June 30, 2005 as we deem all of our accounts receivable collectible.

Inventory

Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on estimated demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event we were unable to sell our products, the demand for our products diminished, other competitors offered similar or better products, and/or the product life cycles deteriorated causing quality issues, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on our forecasted demand for our products, there is a possibility of this occurrence

Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Contingencies

The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

RESULTS OF OPERATIONS

Three And Six Months Ended June 30, 2005 Compared To June 30, 2004
------------------------------------------------------------------

Revenues, Cost of Sales and Gross Margin. The Company generated revenues of approximately $40,919. and $97,180. for the three and six months ended June 30, 2005, through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"), which it acquired in August 2004. Costs of sales approximated $35,874 and $89,237, for the three and six months ended June 30, 2005. Gross margin as a percentage of sales approximated 12% and 8%, for the three and six months then ended respectively. There were no revenues for the same period in 2004. (See discontinued operations caption.)

Selling, general and administrative expenses ("SGA"). SGA for the six months ended June 30, 2005 approximated $106,761 and $279,258 compared to $9,619 and $35,113 for the same periods in 2004. SGA for 2005 is comprised of mainly of WCI's operations. Major contributors to WCI's SGA expenses are (approximations) wages of $131,373. for 4 employees in Florida, rent of $19,220., and legal fees of $11,429. Major expenses related to the registrant were rent for the Company's Arlington, Texas offices of $19,015. and professional fees paid in connection with the company's SEC reporting requirements of $15,000. SGA for the same period 2004 mainly consists of professional fees paid in connection with the company's SEC reporting requirements and other corporate matters amounting to $18,200.

Royalties Expense and related option fees The company incurred 225,000 in connection with the option agreement with AN representing $150,000 due under the option agreement and $75,000 paid as an option fee to maintain the exclusive right to distribute the product.

Discontinued Operations. The Company disposed of its wholly-owned subsidiary, MB Holding Corporation ("MBH") in December 2004. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C., developed a system for transmitting electronic documents in a secure environment. Included in discontinued operations for the three and six months ended June 30, 2004 were revenues of $28,509 and $39,226, respectively, and expenses of $136,488 and $207,858, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company also has insignificant revenues and a negative cash flow from operating activities. The Company currently relies on income from operations and its majority shareholders to fund operating expenses as necessary. It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary.

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

RELATED PARTY TRANSACTIONS

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

Funds are advanced from various entities controlled by the president of this Company, and other majority shareholders, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand.

Due to related parties at June 30, 2005 represents the following:

           Related party                     Nature of relationship         Description of transaction     Amounts due to
                                                                                                           (from) related
                                                                                                               parties
------------------------------------- ------------------------------------- --------------------------- --------------------
HEB, LLC, a Nevada Limited            Scott Haire, Chairman President,      Series of funds advanced    $            274,867
Liability Company                     CEO and CFO of this company,          for working capital
                                      controls both entities financing      purposes
                                      and operating decisions

Araldo Cossutta, an individual        Director  and   stockholder  of  the  Series of funds advanced                 117,000
                                      Company                               for working capital
                                                                            purposes

Richard Dahlson, an individual        Director  and   stockholder  of  the  Series of funds advanced                  22,666
                                      Company                               for working capital
                                                                            purposes

eAppliance Payment Solutions,         Controlling owners in eAppliance      Series of funds advanced                   2,410
LLC, a Nevada Limited Liability       Payment Solutions, LLC are the        for working capital
Company                               President  and  one  Director  of MB  purposes
                                      Software Corporation
                                                                                                        --------------------
                                                                                                        $            416,943
                                                                                                        ====================


PLAN OF OPERATION

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

The Company does not presently generate profits and expends approximately $59,000 to $65,000 per month for working capital and general corporate purposes, including any marketing expenses.

The Company is in default with Applied Nutritionals, LLC on the contract signed July 28, 2004. We are currently in negotiations with Applied Nutritionals, LLC on the default and continue to sell the product. The Company has no assurance that contract can be re-negotiated at this time.

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

Clinical Studies

We begin clinical studies during the second quarter of 2005, no quantifying benefits of Celebrate RX have been published as of this date but the company will continue to conduct theses studies will published the results upon completion of the studies.


ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Scott Haire. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

                                         MB SOFTWARE CORPORATION



Date: August 22, 2005                     /s/ Scott A. Haire
                                         ---------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)