Form 10KSB/A
period 2004-12-31
MB SOFTWARE CORP
filed 2005-12-20
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB /A #1

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE:

MB Software Corporation. is filing this Form 10-KSB/A-1 to its Annual Report on Form 10-KSB for the year ended December 31, 2005, as originally filed with the SEC on April 15, 2005, for the following purposes:

     o Updating Note 3 to the Financial Statements to explain the valuation of the Company's business acquisition during 2004 at the historical cost basis. The Company originally recorded the investment at the fair market value of the securities issued at the date of the exchange, as determined by published quoted market prices. However, the Company has since determined that the transaction should have been valued at the historical cost basis because the exchange occurred between entities under common control. Refer to Note 1 to the unaudited interim consolidated financial statements.

     o    Revising  the  Company's   disclosures  under  Item  3  "Controls  and
          Procedures" to comply with Item 308 (c) of Regulation S-B.

As a result of this amendment, MB Software Corporation is filing as exhibits to this Form 10-KSB/A-1 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.


                             MB SOFTWARE CORPORATION
                               Form 10-KSB / A #1
                      For the Year Ended December 31, 2004


                                                                            Page
                                                                            ----

 ITEM 1.  BUSINESS  ...........................................................2

 ITEM 2.  PROPERTIES...........................................................6

 ITEM 3.  LEGAL PROCEEDINGS....................................................6

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS...........................................6

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............7

 ITEM 7.  FINANCIAL STATEMENTS ................................................8

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................8

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS.................................................8

 ITEM 10. EXECUTIVE  COMPENSATION.............................................10

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................10

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................11

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................11

ITEM 14.  CONTROLS AND PROCEDURES.............................................11

PART 1.
Item 1. Business

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





Signature              Title                                      Date
---------              -----                                      ----

/s/ Scott A. Haire     CEO, President, Chairman and Principal
------------------     Financial Officer                       December 20, 2005
Scott A. Haire

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

The accompanying consolidated financial statements have been restated due to a correction of an error, the details of which can be found in Note 3 to the consolidated financial statements.




Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 31, 2005, except for Note 3 which is dated October 24, 2005

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS                                                              (Restated)
-------
Current Assets
   Cash                                                            $      7,889
   Accounts receivable                                                   20,086
   Inventory                                                             95,300
   Due from related parties                                               9,538
   Prepaid expenses                                                      69,200
                                                                   ------------
Total current assets                                                    202,013

Fixed assets, net                                                        54,919

Security deposits                                                        15,694
                                                                   ------------

Total Assets                                                       $    272,626
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable                                                $     97,662
   Accrued liabilities                                                   54,234
   Obligation under capital lease - current portion                       4,092
                                                                   ------------
Total current liabilities                                               155,988

Long-term liabilities
   Obligation under capital lease - noncurrent portion                    6,240
                                                                   ------------

Total Liabilities                                                       162,228

Stockholders' Deficiency
   Preferred stock, $10 par value; 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 14,921,432                                 14,921
   Stock subscription                                                   221,971
   Additional paid-in capital                                        10,960,749
   Accumulated deficit                                              (11,075,204)
                                                                   ------------
                                                                        122,437
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                   ------------
Total stockholders' deficiency                                          110,398
                                                                   ------------

Total Liabilities and Stockholders' Deficiency                     $    272,626
                                                                   ============






The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                     (Restated)     (Restated)
                                                         2004           2003
                                                     -----------    -----------
Revenues                                             $   174,091    $    21,642
Cost of revenues                                         170,506         14,914
                                                     -----------    -----------
Gross margin                                               3,585          6,728

Selling, general and administrative                   (1,666,508)      (194,524)
                                                                    -----------

Loss from operations                                  (1,662,923)      (187,796)

Interest expense, net                                    (54,685)        (6,932)
                                                     -----------    -----------

Loss before provision for income taxes                (1,717,608)      (194,728)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Loss from continuing operations                       (1,717,608)      (194,728)

Discontinued operations
   Operating loss                                       (158,710)      (383,069)
                                                     -----------    -----------

Net loss                                             $(1,876,318)   $  (577,797)
                                                     ===========    ===========



Basic and diluted loss per share:
   Continuing operations                             $     (0.19)   $     (0.13)
   Discontinued operations                                 (0.02)         (0.25)
                                                     -----------    -----------
                                                     $     (0.21)   $     (0.38)
                                                     ===========    ===========

Weighted average common shares outstanding             9,134,287      1,521,440
                                                     ===========    ===========







The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS DECEMBER 31, 2004 AND 2003

                                                                                           (Restated)
                                            Common         Common                      Additional       (Restated)
                                            Stock          Stock           Stock         Paid-In       Accumulated       Treasury
                                            Shares         Amount       Subscription     Capital          Deficit         Stock
                                         ------------   ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2002                    822,810   $        823    $       --     $  8,632,456    $ (8,621,089)   $    (12,039)

Common stock issued for acquisition of
  MB Holding Corporation                    5,000,000          5,000            --           96,221            --              --

Gain on sale of assets between entities
  under common control                           --             --              --          303,708            --              --

Capital contributions                            --             --              --             --              --              --

Net loss                                         --             --              --             --          (577,797)           --
                                         ------------   ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2003                  5,822,810          5,823            --        9,032,385      (9,198,886)        (12,039)

Common stock issued for the acquisition
  of Wound Care Innovations, LLC            8,572,303          8,572            --        1,792,040            --              --

Conversion of debt to equity                  526,319            526            --          358,295            --              --

Stock subscription to settle debt in
  exchange for the net book value of
  related entities disposed                      --             --           221,971       (221,971)           --              --

Net loss                                         --             --              --             --        (1,876,318)           --
                                         ------------   ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2004                 14,921,432   $     14,921    $    221,971   $ 10,960,749    $(11,075,204)   $    (12,039)
                                         ============   ============    ============   ============    ============    ============


















The accompanying notes are an integral part of these consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                    (Restated)     (Restated)
                                                                                      2004           2003
                                                                                   -----------    -----------
Cash flows from operating activities
------------------------------------
Loss from continuing operations                                                    $(1,717,608)   $  (194,728)
Adjustments to reconcile net loss from to net cash used in operating activities
   Gain on sale of assets between entities under common control                           --             --
   Depreciation                                                                          4,264           --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                           (9,546)       (10,541)
   (Increase) decrease in inventory                                                    261,453       (356,752)
   (Increase) decrease in prepaid expenses and other assets                            (84,894)          --
    Increase (decrease) in accounts payable and accrued liabilities                    443,372         58,524
Net cash from discontinued operations                                                  141,076        (13,336)
                                                                                   -----------    -----------
Net cash flows used in operating activities                                           (961,883)      (516,833)

Cash flows from investing activities
------------------------------------
   Purchase of fixed assets                                                            (45,244)        (1,664)
                                                                                   -----------    -----------
Net cash flows used in investing activities                                            (45,244)        (1,664)

Cash flows from financing activities
------------------------------------
   Advances / repayments - related parties                                             932,558         46,746
   Principal payments under capital lease                                               (1,944)          --
   Proceeds from notes payable                                                          70,000        457,500
                                                                                   -----------    -----------
Net cash flows provided by financing activities                                      1,000,614        504,246
                                                                                   -----------    -----------

Increase (decrease) in cash                                                             (6,513)        14,251

Cash and cash equivalents, beginning of year                                            14,402            151
                                                                                   -----------    -----------

Cash and cash equivalents, end of year                                             $     7,889    $    14,402
                                                                                   ===========    ===========

Cash paid during the year for:
------------------------------
   Interest                                                                        $    23,823           --
                                                                                   ===========    ===========
   Income taxes                                                                           --             --
                                                                                   ===========    ===========

Supplemental noncash investing and financing activities:
--------------------------------------------------------
   Common stock issued for conversion of debt in connection with WCI acquisition   $ 1,800,612           --
                                                                                   ===========    ===========
   Common stock issued for conversion of debt to equity                            $   358,821           --
                                                                                   ===========    ===========
   Stock subsription to settle debt                                                $   221,971
                                                                                   ===========    ===========
   Exchange of assets between entities under common control                        $      --      $   101,221
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

Significant Accounting Policies Principles of consolidation and presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Company's financial statements include the combined statements of financial position, results of operations and cash flows as a result of a merger agreement completed during 2004. (See Note 3 for details) The Company remains as the reporting entity and its balance sheet and other financial information have been updated as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for the prior year have been restated to furnish comparative information for all periods during which the companies were under common control. All restated financial statements reflect the combined results of operations and cash flows of the previously separate entities. Business combinations - Transfers and exchanges of assets between companies under common control are accounted for at historical cost in a manner similar to that in a pooling of interests accounting. The excess of the cost of the asset acquired over the net assets sold at their book values are charged to additional paid-in capital.

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

Fixed assets - Fixed assets are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to five years. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense amounted to $4,264 for 2004.

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


NOTE 3 - BUSINESS ACQUISITION AND CORRECTION OF AN ERROR (RESTATEMENT)

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

The consideration paid by the Company for WCI consisted of an aggregate of 6,000,000 restricted shares of the Company's common stock. The shares were issued to H.E.B., L.L.C. ("HEB") and Mr. Araldo Cossutta ("Cossutta"), the sole owners of WCI. The Company's Chairman of the Board, Chief Executive Officer and President, Scott Haire ("Haire") is the majority owner and managing member of HEB. Cossutta is also a member of the Company's Board of Directors. In connection with the acquisition, HEB and Cossutta agreed to convert an aggregate of $1,800,612 of WCI debt and other WCI obligations owed to HEB and Cossutta into an aggregate of 2,572,303 additional restricted shares of the Company's common stock. The Company's financial statements include the combined statements of financial position, results of operations and cash flows for the entities merged. The historical financial statements of the Company have been restated retroactively for all periods presented as the entities were under common control during those periods. All restated financial statements reflect the combined results of operations and cash flows of the previously separate entities. The transaction was originally recorded in error as a purchase business combination and valued at the fair value of the securities issued. These financial statements have been restated to reflect the correction of an error and the net effect was an increase in total assets and total stockholders' equity of $69,200, a decrease in net loss of $4,419,017, and a decrease in loss per share of $0.48.

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due from related parties

Amounts due from related parties represent funds advanced from various entities controlled by the president of this Company, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand.

Management fees

Included in selling, general and administrative expenses for 2004 are management fees totaling $350,000 representing fees incurred by Haire ($160,125) and Cossutta ($189,875) for services rendered for WCI and the related acquisition. (See Note 3 for details) The management fees were part of a conversion of WCI debt and other WCI obligations owed to HEB and Cossutta that were converted into an aggregate of 2,572,303 additional restricted shares of the Company's common stock.

Administrative services

The  Company  provides  limited  administrative   services  to  other  companies
affiliated through common ownership of the Company's shareholders.


NOTE 5 - FIXED ASSETS

Fixed assets consists of the following:
Furniture and fixtures                    $   12,639
Phone system                                  12,276
Computer equipment                            14,268
Artwork                                       20,000
                                          ----------
                                              59,183
Less accumulated depreciation                  4,264
                                          ----------
Net book value                            $   54,919
                                          ==========


NOTE 6 - OPERATING AND CAPITAL LEASES

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for 2004 was approximately $24,000. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2004, for each of the next five years and in the aggregate are as follows:

 2005   $     82,000
 2006         80,200
 2007         80,200
 2008         52,300
 2009         35,000
        ------------
Total   $    329,700
        ============

Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. The asset and liability under capital lease is recorded at the present value of the minimum lease payments and the asset is depreciated over the related lease term. Depreciation of assets under capital lease of $1,188 was charged to operations during 2004.

The following is a summary of property held under capital lease:

Phone system                    $   12,276
Less accumulated depreciation       (1,188)
                                ----------
Net book value                  $   11,088
                                ==========


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

Stock subscription

Stock subscription represents the Company's obligation to issue shares in settlement of debt. (See Note 10)


NOTE 8 - STOCK OPTIONS

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's stock options follows:

                                                             Weighted Average
                                             Options          Exercise Price
                                             -------------- --------------------
Outstanding at 12/31/02                             52,000             $  5.00
Granted, Exercised, Forfeited                            -                   -
                                             -------------- --------------------
Outstanding at 12/31/03                             52,000                5.00
Granted                                                  -                   -
Exercised                                                -                   -
Forfeited                                         (52,000)               (5.00)
                                             -------------- --------------------
Outstanding at 12/31/04                                  -                   -
                                             ============== ====================



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

Condensed results of operations included in discontinued operations are as follows:

Revenues                       $  39,226
Expenses                        (197,936)
                               ---------
Operating loss                 $ 158,710
                               =========



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