Form 10QSB
period 2005-09-30
MB SOFTWARE CORP
filed 2005-12-20
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2005

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
                                 Yes [X ] No [ ]


As of September 30, 2005, 16,145,432 of the Issuer's $0.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                        Quarter Ended September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheet .................................................   3

Consolidated Statements of Operations ......................................   4

Consolidated Statements of Cash Flows.......................................   5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES.............................................  15

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................  15
ITEM 2. Changes in Securities and Use of Proceeds...........................  15
ITEM 3. Defaults Upon Senior Securities.....................................  15
ITEM 4. Submission of Matters to a Vote of Security Holders.................  15
ITEM 5. Other Information...................................................  16
ITEM 6. Exhibits............................................................  16

SIGNATURE...................................................................  16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

ASSETS
------
Current Assets
   Cash                                                            $      9,219
   Accounts receivable                                                   25,153
   Inventory                                                             82,221
   Prepayments                                                          134,155
                                                                   ------------
Total current assets                                                    250,748

Fixed assets, net                                                        66,359

Security deposits                                                        15,693
                                                                   ------------

Total Assets                                                       $    332,800
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable and other accruals                             $     65,068
   Payroll tax liabilities                                              134,908
   Obligation under capital lease - current portion                       4,092
   Royalties payable, including accrued interest                        165,851
   Due to related parties                                               472,304
   Accrued interest - related parties                                    24,078
                                                                   ------------
Total current liabilities                                               866,301

Long-term liabilities
   Obligation under capital lease - noncurrent portion                    3,170
                                                                   ------------

Total Liabilities                                                       869,471

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 16,145,432                                 16,145
   Additional paid-in capital                                        11,181,496
   Accumulated deficit                                              (11,722,273)
                                                                   ------------
                                                                       (524,632)
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                   ------------
Total stockholders' deficiency                                         (536,671)
                                                                   ------------

Total Liabilities and Stockholders' Deficiency                     $    332,800
                                                                   ============


            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                 (Restated)                          (Restated)
                                              Three Months      Three Months      Nine Months        Nine Months
                                                  Ended             Ended             Ended             Ended
                                             Sept. 30, 2005    Sept. 30, 2004    Sept. 30, 2005    Sept. 30, 2004
                                             --------------    --------------    --------------    --------------
Revenues                                     $       59,119    $       45,122    $      158,435    $      121,304
Cost of revenues                                     39,285           (65,729)          115,609           114,297
                                             --------------    --------------    --------------    --------------
Gross margin                                         19,834           (20,607)           42,826             7,007

Selling, general and administrative                 130,094           838,211           421,744         1,463,852
Royalty expenses and related option fee               1,756              --             238,379              --
                                             --------------    --------------    --------------    --------------

Loss from operations                               (112,016)         (858,818)         (617,297)       (1,456,845)

Other income (expense), net                         (11,112)             (229)          (29,770)          (40,046)
                                             --------------    --------------    --------------    --------------

Loss before provision for income taxes             (123,128)         (859,047)         (647,067)       (1,496,891)

Provision for income taxes                             --                --                --                --
                                             --------------    --------------    --------------    --------------

Loss from continuing operations                    (123,128)         (859,047)         (647,067)       (1,496,891)

Discontinued operations
   Operating loss                                      --             (56,592)             --            (225,224)
                                             --------------    --------------    --------------    --------------

Net loss                                     $     (123,128)   $     (915,639)   $     (647,067)   $   (1,722,115)
                                             ==============    ==============    ==============    ==============

Basic and diluted loss per share:
   Continuing operations                     $        (0.01)   $        (0.15)   $        (0.04)   $        (0.26)
   Discontinued operations                             --               (0.01)             --               (0.04)
                                             --------------    --------------    --------------    --------------
                                             $        (0.01)            (0.16)   $        (0.04)   $        (0.30)
                                             ==============    ==============    ==============    ==============

Weighted average common shares outstanding       16,454,432         5,822,810        15,524,498         5,822,810
                                             ==============    ==============    ==============    ==============









            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                                                       2005           2004
                                                                                   -----------    -----------
Cash flows from operating activities
Net loss from continuing operations                                                $  (647,067)   $(1,496,891)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation and amortization                                                         6,005          1,528
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                           (5,067)       (19,836)
   (Increase) decrease in inventory                                                     13,078        252,006
   (Increase) decrease in prepaid expenses and other assets                            (61,254)       (69,200)
    Increase (decrease) in accounts payable and accrued liabilities                     50,556        409,799
    Increase (decrease) in royalties payable, including related accrued interest       163,378           --
                                                                                   -----------    -----------
Net cash flows used in operating activities                                           (480,371)      (922,594)

Cash flows from investing activities
   Purchase of fixed assets                                                            (17,445)       (25,394)
                                                                                   -----------    -----------
Net cash flows used in investing activities                                            (17,445)       (25,394)

Cash flows from financing activities
   Cash overdraft                                                                         --            9,724
   Net advances - related parties                                                      502,216        853,862
   Proceeds from unrelated party notes payable                                            --           70,000
   Principal payments under capital lease                                               (3,070)          --
                                                                                   -----------    -----------
Net cash flows provided by financing activities                                        499,146        933,586
                                                                                   -----------    -----------

Increase (decrease) in cash                                                              1,330        (14,402)

Cash and cash equivalents, beginning of period                                           7,889         14,402
                                                                                   -----------    -----------

Cash and cash equivalents, end of period                                           $     9,219    $      --
                                                                                   ===========    ===========

Cash paid during the period for:
   Interest                                                                               --             --
                                                                                   ===========    ===========
   Income taxes                                                                           --             --
                                                                                   ===========    ===========





            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included elsewhere in this filing in addition to the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, as filed with the Company's Annual Report on Form 10-KSB, as amended.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 does affect our financial statements.


NOTE 4: EARNINGS PER SHARE

Basic earnings (loss) per share ("EPS") are based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding
(denominator) for the period. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted EPS because to do so would be antidilutive. All EPS amounts in these financial statements are basic EPS, as defined by SFAS No. 128, "Earnings Per Share." All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.


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

Funds are advanced from various entities controlled by the president of this Company, and other majority shareholders, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand. Accrued interest due to related parties was $24,078 at September 30, 2005.

Due to related parties at September 30, 2005 represents the following:

           Related party                     Nature of relationship         Description of transaction  Amounts due to
                                                                                                        related parties
------------------------------------- ------------------------------------- --------------------------- ---------------
HEB, LLC, a Nevada Limited            Scott Haire, Chairman President,      Series of funds advanced
Liability Company                     CEO and CFO of this company,          for working capital
                                      controls both entities financing      purposes                    $       232,894
                                      and operating decisions
Araldo Cossutta, an individual        Director and stockholder of  the      Series of funds advanced
                                      Company                               for working capital                 222,000
                                                                            purposes
Richard Dahlson, an individual        Director and stockholder of the       Series of funds advanced
                                      Company                               for working capital                  15,000
                                                                            purposes
eAppliance Payment Solutions,         Controlling owners in eAppliance      Series of funds advanced
LLC a Nevada Limited Liability        Payment Solutions, LLC are the        for working capital
Company                               President and one director of MB      purposes                              2,410
                                      Software Corporation
                                                                                                        ---------------
                                                                                                        $       472,304
                                                                                                        ===============

NOTE 7: DISCONTINUED OPERATIONS

The Company disposed of its wholly-owned subsidiary, MB Holding Corporation ("MBH") in December 2004. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C., developed a system for transmitting electronic documents in a secure environment. Condensed results of operations 6-30-2005 included in discontinued operations are as follows:



Revenues                                                           $     39,226
Expenses                                                               (264,450)
                                                                   ------------
Operating loss                                                     $   (225,224)
                                                                   ============

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our accounts receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence. There is no allowance for doubtful accounts at September 30, 2005 as we deem all of our accounts receivable collectible.

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


RESULTS OF OPERATIONS

Three And Nine Months Ended September 30, 2005 Compared To September 30, 2004
-----------------------------------------------------------------------------

Revenues, Cost of Sales and Gross Margin. The Company generated revenues of approximately $59,119 and $158,435. for the three and nine months ended September 30, 2005, through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"), which it acquired in August 2004. Costs of sales approximated

$39,285 and $115,609, for the three and nine months ended September 30, 2005, and revenues of approximately $45,122 and $121,304 for the three and nine months ended September 30, 2004. Overall, we have experienced relatively slow growth and during our early years of operation.

Selling, general and administrative expenses ("SGA"). SGA for the three and nine months ended September 30, 2005, approximated $130,094 and $421,744, respectively, compared to $838,211 and $1,463,852, respectively, for the same periods in 2004. Major contributors to SGA expenses are wages, rent, and professional fees incurred in connection with our SEC reporting requirements.

Royalties Expense and related option fees

The Company incurs royalty fees based on a percentage of sales and fees to maintain its exclusive option to its wound care product. The significant fees incurred were $225,000 representing $150,000 due under the option agreement with AN and $75,000 paid as an option fee to maintain the exclusive right to distribute the product.

Discontinued Operations. The Company disposed of its wholly-owned subsidiary, MB Holding Corporation ("MBH") in December 2004. MBH, through its wholly-owned subsidiary Envoii Healthcare L.L.C., developed a system for transmitting electronic documents in a secure environment. Included in discontinued operations for the three and nine months ended September 30, 2004 were revenues of $39,226 and expenses of $264,450 and $56,592, respectively.


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

Funds are advanced from various entities controlled by the president of this Company, and other majority shareholders, as necessary, to meet working capital requirements. The advances bear interest at 10% per annum, are unsecured and repayable on demand. Accrued interest due to related parties was $24,078 at September 30, 2005.

Due to related parties at September 30, 2005 represents the following:

Due to related parties at September 30, 2005 represents the following:

           Related party                     Nature of relationship         Description of transaction  Amounts due to
                                                                                                        related parties
------------------------------------- ------------------------------------- --------------------------- ---------------
HEB, LLC, a Nevada Limited            Scott Haire, Chairman President,      Series of funds advanced
Liability Company                     CEO and CFO of this company,          for working capital
                                      controls both entities financing      purposes                    $       232,894
                                      and operating decisions
Araldo Cossutta, an individual        Director and stockholder of  the      Series of funds advanced
                                      Company                               for working capital                 222,000
                                                                            purposes
Richard Dahlson, an individual        Director and stockholder of the       Series of funds advanced
                                      Company                               for working capital                  15,000
                                                                            purposes
eAppliance Payment Solutions,         Controlling owners in eAppliance      Series of funds advanced
LLC a Nevada Limited Liability        Payment Solutions, LLC are the        for working capital
Company                               President and one director of MB      purposes                              2,410
                                      Software Corporation
                                                                                                        ---------------
                                                                                                        $       472,304
                                                                                                        ===============


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

There were no changes in the Company's internal controls or in the other factors that could affect those controls since the most recent evaluation of such controls.


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

                                          MB SOFTWARE CORPORATION



Date: December 20, 2005                    /s/ Scott A. Haire
                                          --------------------------------------
                                          Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)