Form 10KSB
period 2005-12-31
MB SOFTWARE CORP
filed 2006-05-22
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005
             ------------------------------------------------------

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

     Title of Each Class          Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
            Common                            OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock $ .001 par value (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $211,167. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price ($.4492) at which the common equity was sold as of March 31, 2006 was approximately $1,196,885.

As of March 31, 2006, 16,145,432 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             MB SOFTWARE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2005


                                                                            Page
                                                                            ----


ITEM 1.  BUSINESS  ............................................................1

ITEM 2.  PROPERTIES............................................................7

ITEM 3.  LEGAL PROCEEDINGS.....................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................7

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS...................................................7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

ITEM 7.  FINANCIAL STATEMENTS ................................................11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................25

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS..................................................25

ITEM 10. EXECUTIVE  COMPENSATION..............................................27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................28

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................29

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

Wound Care has certain exclusive and nonexclusive distribution rights to CellerateRx(TM) products, a collagen-based wound care product line based upon a patented molecular form of collagen. Wound Care's distribution rights for these product are exclusive in the domestic medical, retail, government and first aid human use wound care markets, as well as in several international markets, however such rights are currently in default as described below. Our products are FDA cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds. We believe that our products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

We have been pre-marketing our products to select markets and have received positive user feedback from many healthcare markets, including long term care facilities, wound care centers, hospitals, homecare agencies, and durable medical equipment companies. During 2006, we hope to formally launch our products into the US healthcare market, and select international markets with a large marketing campaign.

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

Employees
---------

We currently have three employees in Florida. In addition, we use administrative services provided by two employees of an entity controlled by Mr. Scott Haire, our Chairman, President and Chief Executive Officer.

Reports to Security Holders
---------------------------

The Company is required to deliver period and other reports to the Securities and Exchange Commission ("Commission"). The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

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

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

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

The high and low sales prices are as follows for the periods indicated:

          --------- ----------------------- ---------- ----------
          YEAR      QUARTER ENDING          HIGH       LOW
          --------- ----------------------- ---------- ----------
          2004      March 31, 2004          $1.02      $1.00
          --------- ----------------------- ---------- ----------
                    June 30, 2004           $1.03      $1.01
          --------- ----------------------- ---------- ----------
                    September 30, 2004      $1.40      $1.05
          --------- ----------------------- ---------- ----------

          --------- ----------------------- ---------- ----------
                    December 31, 2004       $1.25      $0.85
          --------- ----------------------- ---------- ----------
          2005      March 31, 2005          $0.80      $0.80
          --------- ----------------------- ---------- ----------
                    June 30, 2005           $0.80      $0.80
          --------- ----------------------- ---------- ----------
                    September 30, 2005      $0.45      $0.45
          --------- ----------------------- ---------- ----------
                    December 31, 2005       $0.22      $0.15
          --------- ----------------------- ---------- ----------

Record Holders
--------------

As of December 31, 2005, there were approximately 2000 shareholders of record holding a total of 16,145,432 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Caution Concerning Forward-Looking Statements/Risk Factors

The following discussion should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors that affect our business, included in this section and elsewhere in this report.

Factors That Could Affect Future Results

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained would be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations.

Other key factors that affect our operating results are as follows:

     o    Overall customer demand and acceptance for our various products.
     o    Volume  of  products  ordered  and the  prices  at  which  we sell our products.
     o    Our ability to manage our cost structure for capital  expenditures and
          operating  expenses  such  as  salaries  and  benefits,   freight  and
          royalties.
     o    Our ability to match operating costs to shifting volume levels.
     o    Increases in the cost of raw materials and other supplies.
     o    The impact of competitive products.
     o    Limitations on future financing.
     o Increases in the cost of borrowings and unavailability of debt or equity capital.
     o    Our inability to gain and/or hold market share.
     o Exposure to and expense of resolving and defending product liability claims and other litigation.
     o    Managing and maintaining growth.
     o The success of product development and new product introductions into the marketplace.
     o    The departure of key members of management.
     o    Our ability to efficiently manufacture our products.
     o    Unexpected customer bankruptcy.

Overview and Plan of Operation
------------------------------

The Company currently has limited business operations, maintaining leased offices in Arlington, TX, and Fort Lauderdale, FL. All major business functions are performed by our subsidiary, Wound Care Innovations. Although Wound Care is a distributor of our products, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care also conducts other activities that are typical of a product distributor and include sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care's Fort Lauderdale offices.

Manufacturing of our products is conducted by Applied Nutritionals. Warehousing, shipping, and physical inventory management is outsourced to Diamond Contract Manufacturing of Rochester, NY.

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

Results of Operations

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Revenues. The Company generated revenues for the year ended December 31, 2005 of $211,167 (2004: $174,091), through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"). The approximate 21% increase in revenues was a result of increased demand from our existing larger distributors as well as an increase in the relatively small number of other customers.

Cost of revenues and gross margin. Costs of revenues for 2005 were $271,339 resulting in a negative gross margin of $60,172. Our margins continue to be very small, and negative for 2005, as we try to compete with other larger, better capitalized companies that can offer a similar product at a reduced cost. Our margins in the prior year were similarly very small.

Selling, general and administrative expenses ("SGA"). SGA for 2005 were $680,651 (2004: $1,666,508) and consisted primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources
-------------------------------

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. During 2005, certain related parties advanced us approximately $600,000 for working capital purposes. We generated a loss from operations of $757,863 and our cash position is only $2,828 at December 31, 2005.

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

ITEM 7.   FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm . . . . . . . . . .  F-2

Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Operations . . . .. . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Stockholders' Deficiency. . . . . . .  F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . .. . . .  . . .F-6

Notes to the Consolidated Financial Statements . .  . . . . . . . . . . .F7 - 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of MB Software Corporation

We have audited the accompanying consolidated balance sheet of MB Software Corporation, a Texas Corporation, and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for the preceding two years then ended, in conformity with generally accepted accounting principles in the United States of America.

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


Clancy and Co., P.L.L.C.
Scottsdale, Arizona

May 18, 2006

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

--------------------------------------------------------------------------------
ASSETS
------
Current Assets
   Cash                                                            $      2,828
   Accounts receivable                                                   30,198
   Inventory                                                             30,644
   Prepaid inventory                                                    130,454
                                                                   ------------
Total current assets                                                    194,124

Fixed assets, net                                                        48,771

Security deposits                                                        14,912
                                                                   ------------

Total Assets                                                       $    257,807
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable                                                $     34,919
   Accrued liabilities                                                  204,383
   Obligation under capital lease - current portion                       4,092
   Amounts due to related parties                                       625,012
   Accrued interest due to related parties                               33,797
                                                                   ------------
Total current liabilities                                               902,203

Long-term liabilities
   Obligation under capital lease - noncurrent portion                    3,069
                                                                   ------------

Total Liabilities                                                       905,272

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock, $10 par value; 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value;  20,000,000 shares
      authorized; issued and outstanding: 16,145,432                     16,145
   Additional paid-in capital                                        11,181,496
   Accumulated deficit                                              (11,833,067)
                                                                   ------------
                                                                       (635,426)
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                   ------------
Total stockholders' deficiency                                         (647,465)
                                                                   ------------

Total Liabilities and Stockholders' Deficiency                     $    257,807
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

                                                 2005            2004
                                             ------------    ------------
Revenues                                     $    211,167    $    174,091

Cost of revenues                                  271,339         170,506
                                             ------------    ------------

Gross margin                                      (60,172)          3,585

Selling, general and administrative              (680,651)     (1,666,508)
                                             ------------    ------------

Loss from operations                             (740,823)     (1,662,923)

Other income (expense)
   Write-off of liabilities                        34,045            --
   Interest expense, net                          (51,085)        (54,685)
                                             ------------    ------------
Total other income (expense)                      (17,040)        (54,685)
                                             ------------    ------------

Loss before provision for income taxes           (757,863)     (1,717,608)

Provision for income taxes                           --              --
                                             ------------    ------------

Loss from continuing operations                  (757,863)     (1,717,608)

Discontinued operations
   Operating loss                                    --          (158,710)
                                             ------------    ------------

Net loss                                     $   (757,863)   $ (1,876,318)
                                             ============    ============

Basic and diluted loss per share:
   Continuing operations                     $      (0.05)   $      (0.19)
   Discontinued operations                           --             (0.02)
                                             ------------    ------------
                                             $      (0.05)   $      (0.21)
                                             ============    ============

Weighted average common shares outstanding     15,665,869       9,134,287
                                             ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

                                            Common         Common                       Additional
                                            Stock          Stock           Stock          Paid-In      Accumulated      Treasury
                                            Shares         Amount      Subscription       Capital        Deficit          Stock
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2003                  5,822,810   $      5,823   $       --      $  9,032,385    $ (9,198,886)   $    (12,039)


Common stock issued for the acquisition
  of Wound Care Innovations, LLC            8,572,303          8,572           --         1,792,040            --              --

Conversion of debt to equity                  526,319            526           --           358,295            --              --

Stock subscription to settle debt in
  exchange for the net book value of
  related entities disposed                      --             --          221,971        (221,971)           --              --

Net loss                                         --             --             --              --        (1,876,318)           --

                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2004                 14,921,432         14,921        221,971      10,960,749     (11,075,204)        (12,039)

Common stock issued under stock
  subscripton                               1,224,000          1,224       (221,971)        220,747            --              --

Net loss                                         --             --             --              --          (757,863)           --

                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2005                 16,145,432   $     16,145           --      $ 11,181,496    $(11,833,067)   $    (12,039)
                                         ============   ============   ============    ============    ============    ============











              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

--------------------------------------------------------------------------------

                                                                                       2005           2004
                                                                                   -----------    -----------
Cash flows from operating activities
------------------------------------
Loss from continuing operations                                                    $  (757,863)   $(1,717,608)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation                                                                         16,219          4,264
   Loss on disposal of fixed assets                                                      1,922           --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                          (10,112)        (9,546)
   (Increase) decrease in inventory                                                     64,656        261,453
   (Increase) decrease in prepaid expenses and other assets                            (60,472)       (84,894)
    Increase (decrease) in accounts payable and accrued liabilities                    121,203        443,372
Net cash from discontinued operations                                                     --          141,076
                                                                                   -----------    -----------
Net cash flows used in operating activities                                           (624,447)      (961,883)

Cash flows from investing activities
------------------------------------
   Purchase of fixed assets                                                            (11,992)       (45,244)
                                                                                   -----------    -----------
Net cash flows used in investing activities                                            (11,992)       (45,244)

Cash flows from financing activities
------------------------------------
   Principal payments under capital lease obligation                                    (3,171)        (1,944)
   Proceeds from notes payable - related parties                                       634,549      1,002,558
                                                                                   -----------    -----------
Net cash flows provided by financing activities                                        631,378      1,000,614
                                                                                   -----------    -----------

Decrease in cash                                                                        (5,061)        (6,513)

Cash and cash equivalents, beginning of year                                             7,889         14,402
                                                                                   -----------    -----------

Cash and cash equivalents, end of year                                             $     2,828    $     7,889
                                                                                   ===========    ===========

Cash paid during the year for:
------------------------------
   Interest                                                                               --      $    23,823
                                                                                   ===========    ===========
   Income taxes                                                                           --             --
                                                                                   ===========    ===========

Supplemental noncash investing and financing activities:
--------------------------------------------------------
   Common stock issued for conversion of debt in connection with WCI acquisition          --      $ 1,800,612
                                                                                   ===========    ===========
   Common stock issued for conversion of debt to equity                                   --      $   358,821
                                                                                   ===========    ===========
   Stock subsription to settle debt                                                       --      $   221,971
                                                                                   ===========    ===========
   Common stock issued to satisfy stock subscription                                      --             --
                                                                                   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MB Software Corporation and subsidiaries (collectively referred to as the "Company") distributes collagen-based wound care products to healthcare providers such as physicians, clinics and hospitals throughout the United States.

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

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2005. The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times may exceed Federally insured limits of $100,000.

Fixed assets - Fixed assets are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for 2005 amounted to $16,219 (2004: $4,264).

Revenue recognition - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales.

Allowance for doubtful accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There is no allowance for doubtful accounts at December 31, 2005.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies.

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

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123 only. No options were issued in 2005 or 2004; therefore no pro forma disclosures are necessary. See Note 8 for a description of the Company's stock option plan.

Earnings per share - Basic and diluted earnings or loss per share ("EPS") amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities, for which there were none for both periods presented. Accordingly, basic and diluted EPS are the same for both periods presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method effective January 1, 2006. Under this transition method, compensation expense recognized will include the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, are not been restated. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, ("SFAS 155"). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption had no impact to the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

WCI had entered into a Distribution Agreement (the "agreement") dated July 28, 2004 ("effective date of agreement"), with Applied Nutritionals, LLC, ("AN") for the exclusive rights to market, sell and distribute wound products that contain a certain tissue adhesive that AN had obtained the rights to via U.S. Patent No. 6,136,341. The patent is for a tissue adhesive hydrolysate which promotes wound healing containing hydrolyzed Type I collagen. Pursuant to the agreement, WCI was obligated to pay certain royalties and maintain minimum purchases with AN to maintain the exclusive rights. Since WCI was unable to pay the royalties or make the purchases, WCI's rights converted to a non-exclusive basis. Royalties are due and payable on a calendar quarterly basis on or before the 30th day of the month immediately following the calendar quarter in which gross receipts are received. Accrued royalties at December 31, 2005 were $8,825.


Pursuant  to A Purchase  Option  Agreement  ("Option  Agreement")  with  Applied
Nutritionals, LLC, ("AN") dated July 28, 2004, the Company has an exclusive option for a period of five years to purchase certain patents related to the hydrolyzed Type I form of collagen used within gel, powder, paste and film collagen wound dressing compositions. The total cash exercise price of the patent and related intellectual property is $5,100,000 and the Company is entitled to pay $75,000 per year as an option fee to maintain its rights to purchase the said property. The Company has the option to pay another $75,000 on or before August 31, 2005 to retain its exclusive option pursuant to the Option
Agreement as well as other terms and conditions contained therein. The Company has been unable to pay the royalties or make the purchases and has lost its exclusive option to distribute the product under the original Distribution
Agreement.

The Company is currently in negotiations to re-structure the deal as it has determined it cannot meet the original terms of the agreement. There is no assurance reasonable terms can be reached.


NOTE 4 - RELATED PARTY TRANSACTIONS

Funds  are  advanced  from  various  related  parties  including  the  Company's
President and CEO/CFO and entities controlled by the him. Other shareholders fund the company as necessary to meet working capital requirements and expenses.
The advances are made pursuant to a note agreeemnt that bears interest at 10% per annum, payable quarterly, and with maturity dates through March 31, 2006.
All notes are current liabilites. Accrued interest due to related parties included in accrued liabilites as of December 31, 2005 was approximately
$34,000. The following is a summary of amounts due to / from related parties as of December 31, 2005:

     Related party           Nature of relationship                 Terms of the agreement                Amounts due
                                                                                                           to related
                                                                                                             parties
------------------------- ----------------------------- ----------------------------------------------- ----------------
Scott Haire, an           Chairman of the Board,        Unsecured note dated July 11, 2005 for          $         10,000
individual                CEO and CFO of this           $10,000 at 10% per annum, due on
                          Company                       December 31, 2005, currently in default

HEB, LLC, a               Scott Haire, Chairman         Series of funds advanced under two separate,             415,602
Nevada Limited            President, CEO and CFO of     unsecured $1 million lines of credit dated
Liability Company         this company, controls both   November 26, 2003 and November 4, 2004, both
                          entities financing and        at 10% per annum; no maturity date, interest
                          operating decisions           payable quarterly; unused lines available at
                                                        December 31, 2005 total $1,584,398.

Araldo Cossutta, an       Director and stockholder of   Three separate, unsecured notes as follows:              197,000
individual                the Company                   (i) $75,000 note dated September 30, 2004,
                                                        at 10% per annum, due June 30, 2006; (ii)
                                                        $80,000 note dated September 14, 2005, at
                                                        10% per annum, due June 30, 2006; and (iii)
                                                        $42,000 noted date April 5, 2005, at 10% per
                                                        annum, due March 31, 2006 (this one
                                                        currently in default)

eAppliance Payment        Controlling owners in         Note dated January 1, 2004 for $2,410 at
Solutions, LLC            eAppliance Payment            10% per annum due on December 31, 2005                     2,410
a Nevada Limited          Solutions, LLC are Cossutta   (currently in default)
LiabilityCompany          and Haire
                                                                                                        ----------------
                                                                                                        $        625,012
                                                                                                        ================

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


NOTE 5 - FIXED ASSETS

Fixed assets consists of the following:
Furniture and fixtures                            $13,607
Phone system                                       13,302
Computer equipment                                 11,796
Artwork                                            30,000
                                                  -------
                                                   68,705
Less accumulated depreciation                      19,934
                                                  -------
Net book value                                    $48,771
                                                  =======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company's subsdiary entered into a Consulting Agreement dated November 7, 2005, for consulting and advisory services to the Company for period of 6 months at the rate of $12,500 per month. For the year ended December 31, 2005, consulting expenses totaled $18,750 (2004: $-) for this consultant. Future commitments under the Consulting Agreement for 2006 are $56,250.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for 2005 was approximately $105,000 (2004: $24,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2005, for each of the next five years and in the aggregate are as follows:

2006                                             $151,549
2007                                               90,789
2008                                               56,636
2009                                               39,441
2010                                                 --
                                                 --------
                                                 $338,415
                                                 ========

Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. The asset and liability under capital lease is recorded at the present value of the minimum lease payments and the asset is depreciated over the related lease term. Depreciation of assets under capital lease for 2005 totaled $5,117 (2004: $1,023).

The following is a summary of property held under capital lease:

Phone system                                      $13,302
Less accumulated depreciation                       6,141
                                                  -------
Net book value                                      7,161
                                                  =======

Minimum future lease payments under capital lease as of December 31, 2005, for each of the next five years and in the aggregate are: (2006: $4,092 and 2007:
$3,069).

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of December 31, 2005, unpaid payroll taxes total approximately $143,000 and related penalties and interest approximated $37,000 computed through December 31, 2005. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2005. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.


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


NOTE 8 - STOCK OPTIONS

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's stock options follows:

                                                               Weighted Average
                                                 Options        Exercise Price
                                            ----------------   ----------------
Outstanding at 12/31/03                               52,000               5.00
Granted, exercised                                      --                 --
Forfeited                                            (52,000)             (5.00)
                                            ----------------   ----------------
Outstanding at 12/31/04 and 05                          --                 --
                                            ================   ================

NOTE 9 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Major Customers and Trade Receivables

The Company has 3 customers that each account for more than 10% of its revenues. Trade receivables from these customers totaled approximately $21,000, or 70% of total accounts receivable balance at December 31, 2005, and were unsecured.


NOTE  10 - CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all of its powders and gels from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.


NOTE 11 - INCOME TAXES

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

At December 31, 2005, deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance for 2005 was approximately $300,000 (2004: $121,000).

The Company generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2005, subject to limitations under Internal Revenue Code Section 382, approximately $437,000 of these losses are available for use after the reorganization, which expire in 2008 if not previously utilized. The net operating loss carryforward at December 31, 2005 is approximately $11,700,000 and will begin to expire in 2008, if not previously utilized.

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2005 and 2004 is as follows (rounded):

                                                   2005         2004
                                                ---------    ---------
Expected federal income tax benefit             $ 248,000    $ 159,000
Valuation allowance and other                    (248,000)    (159,000)
                                                ---------    ---------
Income tax  expense (benefit)                        --           --
                                                =========    =========


Deferred tax asset at December 31, 2005, is as follows:

Net operating loss carryforwards                $ 4,000,000
Valuation allowance                              (4,000,000)
                                                -----------
Net current deferred tax asset                         --


NOTE 12 - DISCONTINUED OPERATIONS

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                      Year First
Name                    Age       Position                            Elected
----                    -----     --------                            -------
Scott A. Haire             41     Chairman, Chief Executive
                                  Officer, President and Director     1993

Gilbert A. Valdez          62     Director                            1996
Araldo A. Cossutta         81     Director                            1994
Steven W. Evans            55     Director                            1994
Robert E. Gross            61     Director                            1994
Thomas J. Kirchhofer       65     Director                            1994

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All of our directors have agreed to remain until the 2005 annual meeting.

Scott A. Haire is Chairman of the Board, Chief Executive Officer and President of the Company. Prior to founding MB Software Corporation, he was an employee of the Company from November 1993 to June 1994. Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

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

Robert E. Gross is President of R. E. Gross & Associates, providing consulting and systems projects for clients in the multi-location service, banking and healthcare industries. From 1987 to 1990, he was vice president-technical operations for Medaphis Physicians Service Corp., Atlanta, Georgia. Prior to that, he held executive positions with Chi-Chi's, Inc., Royal Crown and TigerAir. He also spent 13 years as an engineer with IBM.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, one transaction conducted by each of Messrs. Haire, Cossutta and Evans that was required to be reported by Section 16(a) of the Securities Exchange Act of 1934, was reported late during the period ended December 31, 2005.

Code of Ethics
--------------

Due to the current formative stage of the Company's development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the last three
years.  The  following  table  and  the   accompanying   notes  provide  summary
information for each of the last three fiscal years concerning cash and non-cash compensation  paid or accrued by the Company's Chief Executive  Officer over the past three years.

                                              SUMMARY COMPENSATION TABLE

--------------------------- ------------------------------------- -------------------------------------------------------
                                     Annual Compensation                           Long Term Compensation
--------------------------- ------------------------------------- -------------------------------------------------------
                                                                             Awards                      Payouts
----------------------------------------------------------------- ---------------------------- --------------------------
                                                        Other      Restricted     Securities
Name and                                                Annual       Stock        Underlying      LTIP        All Other
Principal Position    Year      Salary       Bonus   Compensation   Award(s)        Options      payouts    Compensation
                                  ($)         ($)        ($)          ($)           SARs(#)        ($)          ($)
------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------
Scott A. Haire        2005        -0-          -          -            -               -            -            -
                      2004        -0-          -          -            -               -            -            -
                      2003        -0-          -          -            -               -            -
------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 31, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

As of December 31, 2005, there were 16,145,432 shares of common stock issued and outstanding.

                                                   Amount and Nature
Title      Name of Beneficial                        of Beneficial      Percent
Class      Owner of Group(1)                           Ownership        of Class
-----      ------------------                      -----------------    --------

Common     Scott A. Haire(2)                           7,747,284         54%

Common     Araldo A. Cossutta                          4,717,000         33%
Common     Steven W. Evans                             1,015,000          7%
Common     Thomas J. Kirchhofer                             --

Common     Robert E. Gross                                  --            .

Common     Applied Nutritionals                          900,000          6%

Common     Gilbert Valdez                                  1,666          0%

Common     All Directors and Executive Officers
           As a Group (six in number)              1   3,480,950         83.50%

(1) Unless otherwise noted, the address for each person or entity listed is 2225 E. Randol Mill Road, Suite 305, Arlington, Texas, 76011.

(2) 6,980,070 shares held by HEB, LLC. Mr. Haire is the managing member and majority owner of HEB, LLC, and as such, is deemed to be the beneficial owner of such shares.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2005 and 2004. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accounts.

Audit Fees

The Audit fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit for he Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's From 10-QSB's for the fiscal years ended December 31, 2005 and 2004 was $23,150 and $27,150, respectively.

Audit-Related Fees- None

Tax Fees - None

All Other Fees- None

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have and Audit Committee. The Company's current policy is the Board of Directors pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor or assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approve all audit services and fees of our independent auditor for the years ended December 31, 2005 and 2004. Our independent auditors did not provide us with any non-audited services during the period indicated above.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May 2005.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------- ---------------------------------------- --------------
Signature              Title                                    Date
---------------------- ---------------------------------------- --------------

 /s/ Scott A. Haire    CEO, President, Chairman and Principal
--------------------   Financial Officer                        May 19, 2006
Scott A. Haire
---------------------- ---------------------------------------- --------------

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