Form 10QSB
period 2006-03-31
MB SOFTWARE CORP
filed 2006-05-22
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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

                               Yes [   ] No [ X ]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                          Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2006 (Unaudited)....................3

Consolidated Statements of Operations for the three months ended
        March 31, 2006 and 2005 (Unaudited)....................................4

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2006 and 2005 (Unaudited)....................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............9

ITEM 3. CONTROLS AND PROCEDURES...............................................12

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................13
ITEM 2. Changes in Securities and Use of Proceeds.............................13
ITEM 3. Defaults Upon Senior Securities.......................................13
ITEM 4. Submission of Matters to a Vote of Security Holders...................13
ITEM 5. Other Information.....................................................13
ITEM 6. Exhibits..............................................................13

SIGNATURE.....................................................................13


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                                         March 31,      December 31,
                                                                            2006            2005
                                                                        (unaudited)      (audited)
ASSETS
------
Current Assets
   Cash                                                                 $       --      $      2,828
   Accounts receivable                                                        23,128          30,198
   Inventory                                                                 113,607          30,644
   Prepaid inventory                                                          46,537         130,454
                                                                        ------------    ------------
Total current assets                                                         183,272         194,124

Fixed assets, net                                                             62,776          48,771
Security deposits                                                             14,912          14,912
                                                                        ------------    ------------
Total Assets                                                            $    260,960    $    257,807
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Cash overdraft                                                       $      1,074    $       --
   Accounts payable                                                           60,732          34,919
   Accrued liabilities                                                       221,485         204,383
   Obligation under capital lease - current portion                            4,092           4,092
   Amounts due to related parties                                            704,357         625,012
   Accrued interest due to related parties                                    45,304          33,797
                                                                        ------------    ------------
Total current liabilities                                                  1,037,044         902,203

Long-term liabilities
   Obligation under capital lease - non-current portion                        2,147           3,069
                                                                        ------------    ------------

Total Liabilities                                                          1,039,191         905,272

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock, $10 par value; 5,000,000 shares authorized;
      issued and outstanding none                                               --              --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 16,145,432                                      16,145          16,145
   Additional paid-in capital                                             11,181,496      11,181,496
   Accumulated deficit                                                   (11,963,833)    (11,833,067)
                                                                        ------------    ------------
                                                                            (766,192)       (635,426)
   Less: treasury stock, at cost;  4,089 shares                              (12,039)        (12,039)
                                                                        ------------    ------------
Total stockholders' deficiency                                              (778,231)       (647,465)
                                                                        ------------    ------------
Total Liabilities and Stockholders' Deficiency                          $    260,960    $    257,807
                                                                        ============    ============

            See condensed notes to consolidated financial statements

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                 2006            2005
                                             ------------    ------------
Revenues                                     $     46,901    $     56,261
Cost of revenues                                   38,284          53,363
                                             ------------    ------------
Gross margin                                        8,617           2,898

Selling, general and administrative               122,963         172,497
                                             ------------    ------------

Loss from operations                             (114,346)       (169,599)

Other income (expense), net                       (16,420)         (7,406)
                                             ------------    ------------

Loss before provision for income taxes           (130,766)       (177,005)

Provision for income taxes                           --              --
                                             ------------    ------------

Net loss                                     $   (130,766)   $   (177,005)
                                             ============    ============

  Basic and diluted loss per share:          $     (0.008)   $      (0.01)
                                             ============    ============

Weighted average common shares outstanding     16,145,432      14,921,432
                                             ============    ============











            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                    2006         2005
                                                                                  ---------    ---------
Cash flows from operating activities
Net loss                                                                          $(130,766)   $(177,005)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation                                                                       2,425        2,002
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                         7,070       (3,844)
   (Increase) decrease in inventory                                                 (82,963)       5,270
   (Increase) decrease in prepaid expenses and other assets                          83,917     (112,512)
    Increase (decrease) in accounts payable and accrued liabilities                  54,422       65,123
                                                                                  ---------    ---------
Net cash flows used in operating activities                                         (65,895)    (220,966)

Cash flows from investing activities
   Cash paid for intangible assets                                                     --        (75,000)
   Purchase of fixed assets                                                         (16,430)     (26,144)
                                                                                  ---------    ---------
Net cash flows used in investing activities                                         (16,430)    (101,144)

Cash flows from financing activities
   Cash overdraft                                                                     1,074         --
   Net advances - related parties                                                    79,345      318,025
   Principal payments under capital lease                                              (922)      (1,023)
                                                                                  ---------    ---------
Net cash flows provided by financing activities                                      79,497      317,002
                                                                                  ---------    ---------

Decrease in cash                                                                     (2,828)      (5,108)

Cash and cash equivalents, beginning of period                                        2,828        7,889
                                                                                  ---------    ---------

Cash and cash equivalents, end of period                                          $    --      $   2,781
                                                                                  =========    =========

Cash paid during the year for:
   Interest  and income taxes                                                          --           --
                                                                                  =========    =========


            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2006
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2005, filed with the Company's Annual Report on Form 10-KSB


NOTE 2: GOING CONCERN

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


NOTE 3 - RELATED PARTY TRANSACTIONS

Funds  are  advanced  from  various  related  parties  including  the  Company's
President and CEO/CFO and entities controlled by him. Other shareholders fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through June 30, 2006. All notes are current liabilities. Accrued interest due to related parties included in accrued liabilities as of March 31, 2006 was approximately $45,000. The following is a summary of amounts due to / from related parties as of March 31, 2006:

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

HEB, LLC, a               Scott Haire, Chairman         Series of funds advanced under two                       394,947
Nevada Limited            President, CEO and CFO        separate, unsecured $1 million lines of
Liability Company         of this company, controls     credit dated November 26, 2003 and
                          both entities financing       November 4, 2004, both at 10% per
                          and operating decisions       annum; no maturity date, interest
                                                        payable quarterly; unused lines available
                                                        at March 31, 2006 total $1,605,053.

Araldo Cossutta,          Director and stockholder      Series of unsecured notes bearing                        297,000
an individual             of the Company                interest at 10% per annum , maturing
                                                        through June 30, 2006. As of March 31,
                                                        2006, $147,000 were past due and
                                                        $155,000 mature on June 30, 2006.

eAppliance                Controlling owners in         Note dated January 1, 2004 for $2,410 at                   2,410
Payment Solutions,        eAppliance Payment            10% per annum due on December 31,
LLC a Nevada              Solutions, LLC are            2005 (currently in default)
Limited Liability         Cossutta and Haire
Company
                                                                                                        ----------------
                                                                                                        $        704,357
                                                                                                        ================

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company's subsdiary entered into a Consulting Agreement dated November 7, 2005, for consulting and advisory services to the Company for period of 6 months at the rate of $12,500 per month. For the three months ended March 31, 2006, consulting expenses totaled $37,500 (2004: $-) for this consultant. Future commitments under the Consulting Agreement for 2006 are $18,750.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three months ended March 31, 2006 was approximately $27,000 (2004: $27,000).

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of March 31, 2006, for each of the next five years and in the aggregate are as follows (approximately):

2006                            $ 78,000
2007                              91,000
2008                              57,000
2009                              39,000
2010                                --
                                --------
                                $265,000
                                ========


Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. Minimum future lease payments under capital lease as of March 31, 2006, for each of the next five years and in the aggregate are: (2006: $4,092 and 2007: $2,147).

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of March 31, 2005, unpaid payroll taxes total approximately $143,000 and related penalties and interest approximated $37,000 computed through March 31, 2006, and are included in accrued liabilities at March 31, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

Our sales and marketing activities to date have been limited and have resulted in a nominal revenue stream. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that represent strong recurring revenue opportunities for the Company.

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

Results of Operations

Three months ended March 31, 2006 and 2005

Revenues. The Company generated revenues for the three months ended March 31, 2006 of $46,901 (2005: $56,261), through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"), a decrease of approximately 17% from the same period in 2005.

Cost of revenues and gross margin. Costs of revenues for 2006 were $38,284 (2005: $53,363) resulting in a gross margin of $8,617 (2005: $2,898). Our gross margins increased to 18% versus 5% in 2005 as a result of the reduction in employees from 3 employees in 2005 to 2 employees in 2006. We don't expect realization of gross margins to increase much higher as we bear the costs and continue to try to compete with other larger, better capitalized companies that can offer a similar product at a reduced cost.

Selling, general and administrative expenses ("SGA"). SGA for 2006 were $122,963 (2005: $172,497) and consisted primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. We have historically relied on advances from related parties to fund our working capital expenses. We generated a loss from operations of $130,766 and we had a cash overdraft of approximately $1,100 at March 31, 2006.

Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continuously incurred losses from operations and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

It is the Company's belief that it will continue to incur nominal losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. The Company anticipates that its officers and shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has insignificant revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Our future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include our ability to operate profitably, recruit and train management and personnel, and to compete with other, better-capitalized and more established competitors. To meet these objectives, management's plans are to (i) raise capital by obtaining financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers and shareholders as necessary.

Contractual Obligations (Commitments And Contingencies)

Consulting Agreement

The Company's subsdiary entered into a Consulting Agreement dated November 7, 2005, for consulting and advisory services to the Company for period of 6 months at the rate of $12,500 per month. For the three months ended March 31, 2006, consulting expenses totaled $37,500 (2004: $-) for this consultant. Future commitments under the Consulting Agreement for 2006 are $18,750.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three months ended March 31, 2006 was approximately $27,000 (2004: $27,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of March 31, 2006, for each of the next five years and in the aggregate are as follows (approximately):

2006                            $ 78,000
2007                              91,000
2008                              57,000
2009                              39,000
2010                                --
                                --------
                                $265,000
                                ========

Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. Minimum future lease payments under capital lease as of March 31, 2006, for each of the next five years and in the aggregate are: (2006: $4,092 and 2007: $2,147).

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of March 31, 2005, unpaid payroll taxes total approximately $143,000 and related penalties and interest approximated $37,000 computed through March 31, 2006, and are included in accrued liabilities at March 31, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

                                         MB SOFTWARE CORPORATION



Date: May 22, 2006                        /s/ Scott A. Haire
                                         ---------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)