Form 10QSB
period 2006-06-30
MB SOFTWARE CORP
filed 2006-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

                            Yes [X]           No [_]


As of June 30, 2006, 16,145,432 of the Issuer's $0.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                            Yes [_]           No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                           Quarter Ended June 30, 2006

PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2006 (Unaudited).....................3

Consolidated Statements of Operations for the three and six months ended
        June 30, 2006and 2005 (Unaudited)......................................4

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2006 and 2005 (Unaudited).....................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............9

ITEM 3. CONTROLS AND PROCEDURES...............................................14

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................14
ITEM 2. Changes in Securities and Use of Proceeds.............................14
ITEM 3. Defaults Upon Senior Securities.......................................14
ITEM 4. Submission of Matters to a Vote of Security Holders...................14
ITEM 5. Other Information.....................................................14
ITEM 6. Exhibits..............................................................14

SIGNATURE.....................................................................14


PART I - FINANCIAL INFORMATION

                            MB SOFTWARE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------
                                                                       June 30,      December 31,
                                                                         2006            2005
                                                                      (unaudited)      (audited)
ASSETS
------
Current Assets
   Cash                                                              $     17,100    $      2,828

   Accounts receivable                                                     38,538          30,198

   Inventory                                                              101,746          30,644

   Prepayments and other current assets                                    85,567         130,454
                                                                     ------------    ------------
Total current assets                                                      242,951         194,124
Fixed assets, net                                                          60,352          48,771
Security deposits                                                          11,239          14,912
                                                                     ------------    ------------

Total Assets                                                              314,542         257,807
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable and other accruals                                     63,233          18,334
   Payroll tax liabilities                                                221,502         204,383
   Obligation under capital lease - current portion                         3,069           4,092
   Due to related parties                                                 864,557         625,012
   Accrued interest - related parties                                      87,197          50,382
                                                                     ------------    ------------
Total current liabilities                                               1,239,558         902,203

Long-term liabilities
   Obligation under capital lease - noncurrent portion                      2,146           3,069
                                                                     ------------    ------------

Total Liabilities                                                       1,241,704         905,272

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                            --              --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 16,145,432                                   16,145          16,145
   Stock subscription
   Additional paid-in capital                                          11,181,496      11,181,496
   Accumulated deficit                                                (12,112,764)    (11,833,067)
                                                                     ------------    ------------
                                                                         (915,123)       (635,426)
   Less: treasury stock, at cost;  4,089 shares                           (12,039)        (12,039)
                                                                     ------------    ------------
Total stockholders' deficiency                                           (927,162)       (647,465)
                                                                     ------------    ------------

Total Liabilities and Stockholders' Deficiency                       $    314,542    $    257,807
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


                                  MB SOFTWARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                                 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                             Three Months     Three Months     Six Months       Six Months
                                             Ended            Ended            Ended            Ended
                                             June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                             ----------------------------------------------------------------
Revenues                                            45,782    $      40,919           92,683    $      97,180
Cost of revenues                                    39,967           35,874           78,251           89,237
                                             ----------------------------------------------------------------
Gross margin                                         5,815            5,045           14,432            7,943

Selling, general and administrative                122,906          106,761          246,395          279,258
Royalties expenses and related option fee             --            225,000             --            225,000
                                             ----------------------------------------------------------------

Loss from operations                              (117,091)        (326,716)        (231,963)        (496,315)

Other income (expense), net                        (31,315)         (17,869)         (47,734)         (25,275)
                                             ----------------------------------------------------------------

Loss before provision for income taxes            (148,406)        (344,585)        (279,697)        (521,590)

Provision for income taxes                            --               --               --
                                             ----------------------------------------------------------------

Loss from continuing operations                   (148,406)        (344,585)        (279,697)        (521,590)
                                             ----------------------------------------------------------------

Net loss                                     $    (148,406)   $    (344,585)   $    (279,697)   $    (521,590)
                                             ================================================================


                                             ----------------------------------------------------------------
Basic and diluted loss per share             $       (0.01)   $       (0.02)   $       (0.02)   $       (0.03)
                                             ================================================================

Weighted average common shares outstanding      16,145,432       14,921,432       16,145,432       14,921,432
                                             =================================================================








            See condensed notes to consolidated financial statements.


                                MB SOFTWARE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30
                                               (UNAUDITED)

--------------------------------------------------------------------------------------------------------

                                                                                     2006         2005
                                                                                  ---------    ---------
Cash flows from operating activities
------------------------------------
Net loss                                                                           (279,697)   $(521,590)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation and amortization                                                      4,850        4,004
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                        (8,340)       3,318
   (Increase) decrease in inventory                                                 (71,102)       8,508
   (Increase) decrease in prepaid expenses and other assets                          48,560     (135,452)
    Increase (decrease) in accounts payable and accrued liabilities                  98,832      238,522
                                                                                  ---------    ---------
Net cash flows used in operating activities                                        (206,897)    (402,690)

Cash flows from investing activities
------------------------------------
   Purchase of fixed assets                                                         (16,430)     (26,144)
                                                                                  ---------    ---------
Net cash flows used in investing activities                                         (16,430)     (26,144)

Cash flows from financing activities
------------------------------------
   Net advances - related parties                                                   239,545      425,369
   Principal payments under capital lease                                            (1,946)      (2,047)
                                                                                  ---------    ---------
Net cash flows provided by financing activities                                     237,599      423,322
                                                                                  ---------    ---------

Increase (decrease) in cash                                                          14,272       (5,512)

Cash and cash equivalents, beginning of period                                        2,828        7,889
                                                                                  ---------    ---------

Cash and cash equivalents, end of period                                             17,100    $   2,377
                                                                                  =========    =========








            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2006
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the Management's Discussion and Analysis included elsewhere in this filing in addition to the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2005, as filed with the Company's Annual Report on Form 10-KSB.

Certain comparative prior period amounts have been reclassified to conform to the current period's presentation.

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary (See Note 3). Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has minimal revenues and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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


NOTE 3: RELATED PARTY TRANSACTIONS

Funds  are  advanced  from  various  related  parties  including  the  Company's
President/CEO/CFO/majority shareholder, including various entities controlled by him, and other shareholders to fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through December 31, 2006. All notes are current liabilities.
Accrued interest due to related parties included in accrued liabilities as of June 30, 2006 was approximately $87,000. The following is a summary of amounts due to / from related parties as of June 30, 2006:


--------------------- -------------------------- -------------------------------- -----------------
    Related party       Nature of relationship        Terms of the agreement       Amounts due to
                                                                                   related parties
--------------------- -------------------------- -------------------------------- -----------------
--------------------- -------------------------- -------------------------------- -----------------
Scott Haire, an       Chairman of the Board,     Unsecured note dated July 11,    $          10,000
individual            CEO and CFO of this        2005 for $10,000 at 10% per
                      Company                    annum, due on December 31,
                                                 2006.
--------------------- -------------------------- -------------------------------- -----------------

--------------------- -------------------------- -------------------------------- -----------------
HEB, LLC, a Nevada    Scott Haire, Chairman      Series of funds advanced under             485,147
Limited  Liability    President, CEO and         two separate, unsecured $1
Company               CFO of this company,       million lines of credit dated
                      controls both entities     November 26, 2003 and
                      financing and operating    November 4, 2004, both at 10%
                      decisions                  per annum; no maturity date,
                                                 interest payable quarterly;
                                                 unused lines available at June
                                                 30, 2006 total $1,514,853.
--------------------- -------------------------- -------------------------------- -----------------

--------------------- -------------------------- -------------------------------- -----------------
Araldo Cossutta, an   Director and stockholder   Series of unsecured notes                  367,000
individual            of the Company             bearing interest at 10% per
                                                 annum, maturing through
                                                 December 31, 2006.
--------------------- -------------------------- -------------------------------- -----------------

--------------------- -------------------------- -------------------------------- -----------------
eAppliance Payment    Controlling owners in      Note dated January 1, 2004 for               2,410
Solutions, LLC a      eAppliance Payment         $2,410 at 10% per annum due
Nevada Limited        Solutions, LLC are         on December 31, 2006.
Liability Company     Cossutta and Haire
--------------------- -------------------------- -------------------------------- -----------------
                                                                                  $         864,557
--------------------- -------------------------- -------------------------------- -----------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company's subsidiary entered into a Consulting Agreement dated November 7, 2005, for consulting and advisory services to the Company for a period of 6 months at the rate of $12,500 per month. For the six months ended June 30, 2006, consulting expenses totaled $37,500. The consulting agreement was not renewed.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three and six months ended June 30, 2006 was approximately $25,000 and $52,000, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of June 30, 2006, for each of the next five years and in the aggregate are as follows (approximately):

2007                                   $ 100,000
2008                                      70,000
2009                                      48,000
2010                                      12,000
2011                                        --
                                       ---------
                                       $ 230,000
                                       =========


Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. Minimum future lease payments under capital lease in the aggregate are: 2006: $3,069 and 2007: $2,146.

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June, 30, 2006, unpaid payroll taxes totaled approximately $172,000 and related penalties and interest of approximately $49,000 computed through June 30, 2006, and are included in accrued liabilities at June 30, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." SFAS No. 156 addresses the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 does not have any impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

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

Manufacturing of our products is conducted by Applied Nutritionals, an unrelated party. Warehousing, shipping, and physical inventory management is outsourced to Diamond Contract Manufacturing of Rochester, NY.

Our sales and marketing activities to date have been limited and have resulted in a nominal revenue stream. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that represent strong recurring revenue opportunities for the Company.

We currently intend to secure capital resources for expansion of staff, inventories, marketing efforts, and research and development; however we may be unsuccessful in our efforts to secure such capital. If we are successful in raising capital, we anticipate hiring a number of management, marketing, and clinical staff to secure additional accounts, market to the broader US wound care market, support customers in specific geographies, broaden our clinical/educational programs, and evaluate retail and international market opportunities.

Results of Operations

Three months ended June 30, 2006 and June 30, 2005

Revenues. The Company generated revenues for the three months ended June 30, 2006 of $45,782 (2005: $40,919), through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"). The slight increase is a result of increased sales volumes to our current customers.

Cost of revenues and gross margin. Costs of revenues for 2006 were $39,967 (2005: $35,874) resulting in a gross margin of $5,815 (2005: $5,045). Our gross margins approximated 12% for both periods presented. We don't expect realization of gross margins to increase much higher as we bear the costs and continue to try to compete with other larger, better capitalized companies that can offer a similar product at a reduced cost.

Selling, general and administrative expenses ("SGA"). SGA for 2006 were $122,906 (2005: $106,761) and consisted primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Six months ended June 30, 2006 and June 30, 2005

Revenues. The Company generated revenues for the six months ended June 30, 2006 of $92,683 (2005: $97,180), through its wholly-owned subsidiary Wound Care Innovations, LLC, ("WCI"). Revenues decreased slightly, but still remain relatively consistent for the period to date as we continue to provide product to our current customer base.

Cost of revenues and gross margin. Costs of revenues for 2006 were $78,251 (2005: $89,237) resulting in a gross margin of $14,432 (2005: $7,943). Our gross margins increased to approximately 16% from 8% in 2005. The increase resulted from a 2005 additional inventory adjustment that lowered our gross margins. We expect our current margins to approximate between 10 - 12 % and we don't expect realization of gross margins to increase much higher as we bear the costs and continue to try to compete with other larger, better capitalized companies that can offer a similar product at a reduced cost.

Selling, general and administrative expenses ("SGA"). SGA for 2006 were $246,395 (2005: $279,258) and consisted primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Royalties expense and related option fee. These prior year amounts were incurred in connection with a prior year option agreement to distribute the wound care product through the Company's wholly-owned subsidiary, which option agreement is no longer in effect. The total amount of $225,000 represented $150,000 due under the option agreement and $75,000 paid as an option fee to maintain the exclusive right to distribute the product.


Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. We have historically relied on advances from related parties to fund our working capital expenses. We generated a loss from operations of $148,406 and $279,697 for the three and six months ended June 30, 2006, respectively, and had a negative working capital of approximately $997,000 at June 30, 2006.

We rely on the funds advanced from our President/CEO/CFO/majority shareholder, including various controlled by him, and other shareholders to fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through December 31, 2006. All notes are current liabilities. Accrued interest due to related parties included in accrued liabilities as of June 30, 2006 was approximately $87,000. The following is a summary of amounts due to / from related parties as of June 30, 2006:

--------------------- -------------------------- -------------------------------- -----------------
    Related party       Nature of relationship        Terms of the agreement       Amounts due to
                                                                                   related parties
--------------------- -------------------------- -------------------------------- -----------------
--------------------- -------------------------- -------------------------------- -----------------
Scott Haire, an       Chairman of the Board,     Unsecured note dated July 11,    $          10,000
individual            CEO and CFO of this        2005 for $10,000 at 10% per
                      Company                    annum, due on December 31,
                                                 2006.
--------------------- -------------------------- -------------------------------- -----------------



--------------------- -------------------------- -------------------------------- -----------------
HEB, LLC, a Nevada    Scott Haire, Chairman      Series of funds advanced under             485,147
Limited  Liability    President, CEO and         two separate, unsecured $1
Company               CFO of this company,       million lines of credit dated
                      controls both entities     November 26, 2003 and
                      financing and operating    November 4, 2004, both at 10%
                      decisions                  per annum; no maturity date,
                                                 interest payable quarterly;
                                                 unused lines available at June
                                                 30, 2006 total $1,514,853.
--------------------- -------------------------- -------------------------------- -----------------

--------------------- -------------------------- -------------------------------- -----------------
Araldo Cossutta, an   Director and stockholder   Series of unsecured notes                  367,000
individual            of the Company             bearing interest at 10% per
                                                 annum, maturing through
                                                 December 31, 2006.
--------------------- -------------------------- -------------------------------- -----------------

--------------------- -------------------------- -------------------------------- -----------------
eAppliance Payment    Controlling owners in      Note dated January 1, 2004 for               2,410
Solutions, LLC a      eAppliance Payment         $2,410 at 10% per annum due
Nevada Limited        Solutions, LLC are         on December 31, 2006.
Liability Company     Cossutta and Haire
--------------------- -------------------------- -------------------------------- -----------------
                                                                                  $         864,557
--------------------- -------------------------- -------------------------------- -----------------

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

Contractual Obligations (Commitments and Contingencies)

Consulting Agreement

The Company's subsdiary entered into a Consulting Agreement dated November 7, 2005, for consulting and advisory services to the Company for a period of 6 months at the rate of $12,500 per month. For the six months ended June 30, 2006, consulting expenses totaled $37,500. The consulting agreement was not renewed.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three and six months ended June 30, 2006 was approximately $25,000 and $52,000, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of June 30, 2006, for each of the next five years and in the aggregate are as follows (approximately):

2007                                   $ 100,000
2008                                      70,000
2009                                      48,000
2010                                      12,000
2011                                        --
                                       ---------
                                       $ 230,000
                                       =========


Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. Minimum future lease payments under capital lease are: 2006: $3,069 and 2007: $2,146.

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June, 30, 2006, unpaid payroll taxes totaled approximately $172,000 and related penalties and interest of approximately $49,000 computed through June 30, 2006, and are included in accrued liabilities at June 30, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

                                         MB SOFTWARE CORPORATION



Date: Aug. 11, 2006                       /s/ Scott A. Haire
                                         ---------------------------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)