Form 10QSB
period 2006-09-30
MB SOFTWARE CORP
filed 2006-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

                            Yes [X]           No [ ]

Indicate by check mark wheter the registrant is a shell company (as defined I Rule 12-b-S of the Exchange Act).

                            Yes [ ]           No [X]

As of September 30, 2006, 16,145,432 of the Issuer's $0.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format

                            Yes [ ]           No [X]

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES

                                   Form 10-QSB

                        Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheet ....................................................3

Consolidated Statements of Operations .........................................4

Consolidated Statements of Cash Flows..........................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS............10

ITEM 3. CONTROLS AND PROCEDURES...............................................15

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

SIGNATURE.....................................................................15


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                                     September 30,    December 31,
                                                                          2006            2005
ASSETS                                                                (unaudited)       (audited)
------
Current Assets
   Cash                                                              $       1,192    $       2,828
   Accounts receivable                                                      43,699           30,198
   Inventory                                                               172,164           30,644
   Prepayments and other current assets                                     46,537          130,454
                                                                     -------------    -------------
Total current assets                                                       263,592          194,124
Fixed assets, net                                                           57,927           48,771
Security deposits                                                           11,239           14,912
                                                                     -------------    -------------

Total Assets                                                         $     332,758    $     257,807
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Accounts payable and other accruals                               $      78,221    $      34,919
   Payroll tax liabilities                                                 248,622          204,383
   Obligation under capital lease - current portion                          4,192            4,092
   Due to related parties                                                  956,357          625,012
   Accrued interest - related parties                                      111,286           33,797
                                                                     -------------    -------------
Total current liabilities                                                1,398,678          902,203

Long-term liabilities
   Obligation under capital lease - non-current portion                       --              3,069
                                                                     -------------    -------------

Total Liabilities                                                        1,398,678          905,272

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock, $10 par value, 5,000,000 shares authorized;
      issued and outstanding none                                             --               --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 16,145,432                                    16,145           16,145
   Stock subscription
   Additional paid-in capital                                           11,181,496       11,181,496
   Accumulated deficit                                                 (12,251,522)     (11,833,067)
                                                                     -------------    -------------
                                                                        (1,053,881)        (635,426)
   Less: treasury stock, at cost;  4,089 shares                            (12,039)         (12,039)
                                                                     -------------    -------------
Total stockholders' deficiency                                          (1,065,920)        (647,465)
                                                                     -------------    -------------

Total Liabilities and Stockholders' Deficiency                       $     332,758    $     257,807
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


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------

                                                  Three Months      Three Months       Nine Months       Nine Months
                                                      Ended             Ended             Ended             Ended
                                                 Sept. 30, 2006    Sept. 30, 2005    Sept. 30, 2006    Sept. 30, 2005
                                                 --------------    --------------    --------------    --------------
Revenues                                         $       39,556    $       59,119    $      133,340    $      158,435
Cost of revenues                                         26,495            39,285           104,858           115,609
                                                 --------------    --------------    --------------    --------------
Gross margin                                             13,061            19,834            28,482            42,826

Selling, general and administrative                     118,093           130,094           362,457           421,744
Royalty expenses and related option fee                    --               1,756              --             238,379
                                                 --------------    --------------    --------------    --------------

Loss from operations                                   (105,032)         (112,016)         (333,975)         (617,297)

Other expense - related party interest expense          (35,644)          (11,112)          (84,479)          (29,770)
                                                 --------------    --------------    --------------    --------------

Loss before provision for income taxes                 (140,676)         (123,128)         (418,454)         (647,067)

Provision for income taxes                                 --                --                --                --
                                                 --------------    --------------    --------------    --------------

Net loss                                         $     (140,676)   $     (123,128)   $     (418,454)   $     (647,067)

                                                 ==============    ==============    ==============    ==============


                                                 --------------    --------------    --------------    --------------
Basic and diluted loss per share                 $        (0.01)   $        (0.01)   $        (0.03)   $        (0.04)

                                                 ==============    ==============    ==============    ==============

Weighted average common shares outstanding           16,145,432        16,145,432        16,145,432        15,524,498
                                                 ==============    ==============    ==============    ==============



            See condensed notes to consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------

                                                                                     2006         2005
                                                                                  ---------    ---------
Cash flows from operating activities
------------------------------------
Net loss                                                                          $(418,454)   $(647,067)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation and amortization                                                      7,275        6,005
   Write off of bad debts                                                            14,156         --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                       (27,657)      (5,067)
   (Increase) decrease in inventory                                                (141,520)      13,078
   (Increase) decrease in prepaid expenses and other assets                          87,590      (61,254)
    Increase (decrease) in accounts payable and accrued liabilities                 165,028      213,934
                                                                                  ---------    ---------
Net cash flows used in operating activities                                        (313,582)    (480,371)

Cash flows from investing activities
------------------------------------
   Purchase of fixed assets                                                         (16,430)     (17,445)
                                                                                  ---------    ---------
Net cash flows used in investing activities                                         (16,430)     (17,445)

Cash flows from financing activities
------------------------------------
   Net advances - related parties                                                   331,345      502,216
   Principle payments under capital lease                                            (2,969)      (3,070)
                                                                                  ---------    ---------
Net cash flows provided by financing activities                                     328,376      499,146
                                                                                  ---------    ---------

Increase (decrease) in cash and cash equivalents                                     (1,636)       1,330

Cash and cash equivalents, beginning of period                                        2,828        7,889
                                                                                  ---------    ---------

Cash and cash equivalents, end of period                                          $   1,192    $   9,219
                                                                                  =========    =========

Cash paid during the period for interest and income taxes                              --           --
                                                                                  =========    =========





            See condensed notes to consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2006
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the Management's Discussion and Analysis included elsewhere in this filing in addition to the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2005, as filed with the Company's Annual Report on Form 10-KSB.

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


NOTE 3: RELATED PARTY TRANSACTIONS

Funds  are  advanced  from  various  related  parties  including  the  Company's
President/CEO/CFO/majority shareholder, including various entities controlled by him, and other shareholders to fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to loan agreements that bear interest at 10% per annum, payable quarterly, and with maturity dates through December 31, 2006. All notes are current liabilities.
Accrued interest due to related parties included in accrued liabilities as of September 30, 2006 was approximately $111,000. The following is a summary of the principal due to/ from related parties as of September 30, 2006:


--------------------- -------------------------- -------------------------------- ------------------
    Related party       Nature of relationship        Terms of the agreement       Principal due to
                                                                                   related parties
--------------------- -------------------------- -------------------------------- ------------------
--------------------- -------------------------- -------------------------------- ------------------
Scott Haire, an       Chairman of the Board,     Unsecured note dated July 11,    $           10,000
individual            CEO and CFO of the         2005 for $10,000 at 10% per
                      Company                    annum, due on December 31,
                                                 2006.
--------------------- -------------------------- -------------------------------- ------------------

--------------------- -------------------------- -------------------------------- ------------------
HEB, LLC              Controlled by Scott        Series of funds advanced under              576,947
                      Haire, Chairman            two separate, unsecured $1
                      President, CEO and         million lines of credit dated
                      CFO of the company.        November 26, 2003 and
                                                 November 4, 2004, both at 10%
                                                 per annum; no maturity date,
                                                 interest payable quarterly;
                                                 unused lines available at
                                                 September 30, 2006 total
                                                 $1,423,053.
--------------------- -------------------------- -------------------------------- ------------------

--------------------- -------------------------- -------------------------------- ------------------
Araldo Cossutta, an   Director and shareholder   Series of unsecured notes                   367,000
individual            of the Company             bearing interest at 10% per
                                                 annum, maturing through
                                                 December 31, 2006.
--------------------- -------------------------- -------------------------------- ------------------

--------------------- -------------------------- -------------------------------- ------------------
eAppliance Payment    Controlling owners in      Note dated January 1, 2004 for                2,410
Solutions, LLC        eAppliance Payment         $2,410 at 10% per annum due
                      Solutions, LLC are         on December 31, 2006.
                      Araldo Cossutta and
                      Scott A. Haire
--------------------- -------------------------- -------------------------------- ------------------
                                                                                  $          956,357
--------------------- -------------------------- -------------------------------- ------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three and nine months ended September 30, 2006 was approximately $27,000 and $79,000, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of September 30, 2006, for each of the next five years and in the aggregate are as follows (approximately):

2007                              $  94,000
2008                                 62,000
2009                                 48,000
2010                                   --
2011                                   --
                                  ---------
                                  $ 204,000
                                  =========


Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. Minimum future lease payments under capital lease in that are due within one year total $4,192.

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of September, 30, 2006, unpaid payroll taxes totaled approximately $188,000 and related penalties and interest of approximately $61,000 computed through September 30, 2006, and are included in accrued liabilities at September 30, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.


NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on its financial statements.

In September 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


NOTE 6: EARNINGS PER SHARE

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

Overview and Plan of Operation

The Company currently has limited business operations, maintaining leased offices in Arlington, Texas, and Fort Lauderdale, Florida. All major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although WCI is a distributor of our products, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. WCI also conducts other activities that are typical of a product distributor and include sales, marketing, customer service, and customer support. All of these activities are run and managed out of WCI's Fort Lauderdale, Florida offices.

Manufacturing of our products is conducted by Applied Nutritionals, an unrelated party. Warehousing, shipping, and physical inventory management is outsourced to Diamond Contract Manufacturing of Rochester, New York.

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

Results of Operations

Three Months Ended September 30, 2006 Compared To September 30, 2005
--------------------------------------------------------------------

Revenues. The Company generated revenues for the three months ended September 30, 2006, of $39,556 (2005: $59,119), through its wholly-owned subsidiary WCI We have experienced a 33% decrease for the presented periods which is a result of a decrease in powder sales due to expired product. We purchased approximately $78,500 of powder products that were received in September 2006 and we expect our sales to re-generate as a result.

Cost of revenues and gross margin. Costs of revenues for the 2006 period were $26,495 (2005: $39,285) resulting in a gross margin of $13,061 (2005: $19,834).
Our gross margins approximated 33% for both periods presented. We don't expect realization of gross margins to increase much higher as we bear the costs and continue to try to compete with other larger, better capitalized companies that can offer a similar product at a reduced cost.

Selling, general and administrative expenses ("SGA"). SGA for the 2006 period were $118,093 (2005: $130,094) and consisted primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Other expense. Other expenses represents interest expense accrued on the Company's outstanding related party notes payable and has increased due to the increase in payables.

Net loss and loss per share. Net loss did not fluctuate materially for the periods presented and loss per share remained the same at $0.01 for the periods presented.


Nine Months Ended September 30, 2006 Compared To September 30, 2005
-------------------------------------------------------------------

Revenues. The Company generated revenues for the nine months ended September 30, 2006 of $133,340 (2005: $158,435), through its wholly-owned subsidiary WCI. Revenues decreased 16% which is a result of a decrease in powder sales due to expired product. We purchased approximately for the presented periods, $78,500 of powder products that were received in September 2006 and we expect our sales to re-generate as a result.

Cost of revenues and gross margin. Costs of revenues for 2006 were $104,858 (2005: $115,609) resulting in a gross margin of $28,482 (2005: $42,826), a decrease in our gross margin percentage of sales from approximately 27% in 2006 to 21% 2005. We don't expect realization of gross margins to increase much higher as we bear the costs and continue to try to compete with other larger, better capitalized companies that can offer a similar product at a reduced cost.

Selling, general and administrative expenses ("SGA"). SGA for 2006 were $362,457 (2005: $421,744) and consisted primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002. During the nine month period ended September 30, 2005, we incurred fees related to royalty expenses and option fees to maintain an exclusive option on our wound care product that have since expired. The significant fees incurred were $225,000 consisting of $150,000 due under the option agreement and $75,000 paid as an option fee to maintain the exclusive right to distribute the product.

Other expenses. Other expenses represents interest expense accrued on the Company's outstanding related party notes payable and has increased due to the increase in payables.

Net loss and loss per share. Net loss decreased as a result of a reduction in SGA as described above. Net per share was reduced to $0.03 from $0.04 for the periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has limited resources to maintain its current operations, secure inventory, and meet its contractual obligations and we realize that additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. The Company has continuously incurred losses from operations and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following are the Company's current contractual obligations that will require additional funding to meet as necessary:

Operating leases. The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three and nine months ended September 30, 2006 was approximately $27,000 and $79,000, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of September 30, 2006, for each of the next five years and in the aggregate are as follows (approximately):

2007                              $  94,000
2008                                 62,000
2009                                 48,000
2010                                   --
2011                                   --
                                  ---------
                                  $ 204,000
                                  =========


Capital leases. The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. Minimum future lease payments under capital lease due in the next twelve months total $4,192.

Federal Payroll Taxes. The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of September, 30, 2006, unpaid payroll taxes totaled approximately $188,000 and related penalties and interest of approximately $61,000 computed through September 30, 2006, and are included in accrued liabilities at September 30, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

Going Concern. We have insignificant revenues, negative cash flow from operating activities, and we rely on income from operations and loans from shareholders to fund operating expenses as necessary. It is our belief that we will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining either debt or equity financing, (ii) issue stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary.

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

Research and Development The Company does not anticipate incurring significant research and development costs, the purchase of any major equipment, or any significant changes in the number of its employees over the next twelve months, unless the company's operations change materially.


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

Funds  are  advanced  from  various  related  parties  including  the  Company's
President/CEO/CFO/majority shareholder, including various entities controlled by him, and other shareholders to fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a loan agreements that bear interest at 10% per annum, payable quarterly. All notes are current liabilities. Accrued interest due to related parties included in accrued liabilities as of September 30, 2006 was approximately $111,000. The following is a summary of principal due to/from related parties as of September 30, 2006:

--------------------- -------------------------- -------------------------------- ------------------
    Related party       Nature of relationship        Terms of the agreement       Principal due to
                                                                                   related parties
--------------------- -------------------------- -------------------------------- ------------------
--------------------- -------------------------- -------------------------------- ------------------
Scott Haire, an       Chairman of the Board,     Unsecured note dated July 11,    $           10,000
individual            CEO and CFO of the         2005 for $10,000 at 10% per
                      Company                    annum, due on December 31,
                                                 2006.
--------------------- -------------------------- -------------------------------- ------------------

--------------------- -------------------------- -------------------------------- ------------------
HEB, LLC              Controlled by Scott        Series of funds advanced under              576,947
                      Haire, Chairman            two separate, unsecured $1
                      President, CEO and         million lines of credit dated
                      CFO of the company.        November 26, 2003 and
                                                 November 4, 2004, both at 10%
                                                 per annum; no maturity date,
                                                 interest payable quarterly;
                                                 unused lines available at
                                                 September 30, 2006 total
                                                 $1,423,053.
--------------------- -------------------------- -------------------------------- ------------------

--------------------- -------------------------- -------------------------------- ------------------
Araldo Cossutta, an   Director and               Series of unsecured notes                   367,000
individual            shareholder of the         bearing interest at 10% per
                      Company                    annum, maturing through
                                                 December 31, 2006.
--------------------- -------------------------- -------------------------------- ------------------

--------------------- -------------------------- -------------------------------- ------------------
eAppliance Payment    Controlling owners in      Note dated January 1, 2004 for                2,410
Solutions, LLC        eAppliance Payment         $2,410 at 10% per annum due
                      Solutions, LLC are         on December 31, 2006.
                      Araldo Cossutta and
                      Scott Haire
--------------------- -------------------------- -------------------------------- ------------------
                                                                                  $          956,357
--------------------- -------------------------- -------------------------------- ------------------

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

                                         MB SOFTWARE CORPORATION



Date: November 13, 2006                  /s/ Scott A. Haire
                                         ------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)