Form 10KSB
period 2006-03-31
MB SOFTWARE CORP
filed 2007-03-22
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2006
             ------------------------------------------------------
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 For the transition period from _________ to __________


                         Commission File Number 0-11808

                             MB SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Texas                                59-2220004
      ------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


               777 Main Street, Suite 3100, Fort Worth Texas 76102

               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (817) 633-9400

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
      -----------------------        -------------------------------------------
               Common                            OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock $ .001 par value (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $189,755. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price ($.50) at which the common equity was sold as of December 31, 2006 was approximately $1,332,241.

As of December 31, 2006, 16,145,432 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             MB SOFTWARE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2006


Page

-----------
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

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS..................................................7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

 ITEM 7.  FINANCIAL STATEMENTS ................................................9


 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.................................................9


 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS.................................................10

 ITEM 10. EXECUTIVE  COMPENSATION.............................................11

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................12

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................13

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................13

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................14

                                     PART 1

Item 1. DESCRIPTION OF BUSINESS
Background

MB Software Corporation was incorporated in 1982 as a Colorado corporation and was reincorporated in the State of Texas in 2002. References in this report to "we" or "the Company" refer to MB Software Corporation.

The Company's current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC, a Nevada limited liability company. We acquired Wound Care effective August 20, 2004, through a merger of Wound Care with a newly formed Company subsidiary. The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock. These shares were issued to H.E.B., LLC, a Nevada limited liability company, and to Mr. Araldo Cossutta, the sole owners of Wound Care. Mr. Scott A. Haire, our Chairman of the Board, Chief Executive Officer and President is the majority owner and managing member of HEB, and Mr. Cossutta is a member of our Board of Directors.

In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care's debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

Wound Care has certain exclusive and nonexclusive distribution rights to CellerateRx(TM) products, a collagen-based wound care product line based upon a patented molecular form of collagen. Wound Care's distribution rights for these products are exclusive in the domestic medical, retail, government and first aid human use wound care markets, as well as in several international markets; however such rights are currently in default as described below. These products are FDA cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds. We believe that these products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. CellerateRx(TM) is a trademark of Applied Nutritionals, Inc.

We have been pre-marketing CellerateRX products to select markets and have received positive user feedback from many healthcare markets, including long term care facilities, wound care centers, hospitals, homecare agencies, and durable medical equipment companies. Our pre-marketing work is beginning to bear results that we believe will generate additional revenues during 2007.

We are still in the early stage of our development and we will have to raise additional capital, either through the sale of equity or through debt financing to meet our contractual obligations, and continue operations.

Wound Care Industry

The US wound care market is currently estimated at six billion dollars, and serves between three to five million patients annually with wounds resulting from diabetes, arterial insufficiency, pressure caused by immobility and other causes. This market is currently estimated to be growing at 10% per year.

The wound care market in the US is made up of healthcare professionals and organizations that provide care for those with wounds, durable medical equipment companies that supply ambulatory patients with products, and product companies that market drugs, devices, and methodologies to healthcare organizations and patients. Presently, Wound Care focuses strictly on sales and marketing activities directed toward professionals and organizations that will either resell CellerateRx products or use them in the course of treating their patient's wounds.


Within the wound care products market, there are two typical groups of products: drugs and devices. CellerateRx(TM) products currently classified by the FDA as

Class I medical devices, and are further classified as dressings. Although collagen has been used for a number of years as a component of wound care dressings, we believe that the patented form of collagen in CellerateRx(TM) products allows these dressings to have a more active role in wound therapy than other currently available collagens based wound care dressings. The dressing market in the United States is currently estimated to be $2.5 billion per year.


Competition


The wound care market is served by a number of large, multi-product line companies offering a suite of products to the market. CellerateRx(TM) products compete with all primary dressings, some prescription therapies (drugs), and other medical devices. Manufacturers and distributors of competitive products include: Smith & Nephew, Johnson & Johnson, Healthpoint, and Biocore. Many of our competitors are significantly larger that we are and have more financial and personnel resources that we do. Consequently, we will be at a competitive disadvantage in marketing and selling our products into the marketplace. We believe, however, that the patented molecular form of collagen allows CellerateRx(TM) products to outperform currently available non-active dressings, reduce the cost of wound management, and replace a variety of other products with a single primary dressing.


General Business Plan

The Company's general business plan is to introduce CellerateRX products to select national and regional healthcare provider organizations, and focus on geographically-targeted marketing. CellerateRx(TM) products are currently being used by wound care providers of all types, and are getting to market through a variety of distribution channels. CellerateRx(TM) products are currently approved for reimbursement under Medicare Part B. As a consequence, the professional medical market is, and will remain the primary focus of our marketing and sales efforts for the immediate future.

Products


CellerateRX Gel and Powder are our two primary products for the professional healthcare market. Both products contain the patented form of collagen and can be used on a variety of wounds, wound states, and phases. We believe that the spectrum of use of CellerateRx(TM) products allows us to market to a wide range of customers, and enables us to pursue relationships with compatible product companies for potential joint marketing activities. Both gel and powered products are sold, physician ordered, and reimbursed (when applicable) by the gram.


Marketing, Sales, and Distribution


The Company anticipates building and supporting a limited sales and marketing force directed toward securing key high profile accounts, penetrating select geographic markets, and supporting the efforts of our resellers and distributors. The wound care products market has a variety of overlapping distribution channels, with many customers able to procure products in multiple ways. With an intended limited internal sales force, our goal is to market directly to large accounts and open distribution channels preferred by those clients, as well as marketing through traditional online, offline, trade show and local activities.


Applied Nutritionals is our exclusive supplier of products. Packaging, inventory management, and shipping activities are currently outsourced to Diamond Contract Manufacturing, a non-affiliated entity who provides packaging, warehousing, and fulfillment services from their Rochester, NY facilities.

R & D

We conduct our research and development activities, in conjunction with Applied Nutritionals. Although our efforts are currently focused on marketing and selling our current product lines, we anticipate that we may develop derivative products, utilizing the patented form of collagen, for other markets and applications.

Clinical Studies

Although no clinical studies are currently planned, we intend to conduct a number of clinical studies for the purposes of quantifying the benefits of CellerateRX. We anticipate planning study design and management in the near future.

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

Lack of Operating History


We acquired Wound Care in August of 2004 and we have not been profitable to date. Although we have seen our sales increase in the two and a half years since the acquisition, we cannot predict if and when we may become profitable. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.


Inability to Obtain Funding

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities, as well as result in lower than anticipated revenues. We may require additional financing to pursue relationships with other business opportunities. If the market price of our common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Sole Source of Products


Applied Nutritionals holds the patent to, and is currently the sole source of the products we offer for sale. In the event Applied Nutritionals is not able to fulfill our product orders, or our relationship with Applied Nutritionals is terminated we would be prevented from marketing and selling our products into the market and we would be unable to conduct business. We are currently in the process of renegotiating and extending our relationship with Applied Nutritionals. Although we believe that this process will be successful, there can be no assurances that we will successfully renegotiate or extend our agreement. If we fail to renegotiate or extend our relationship with Applied Nutritionals, we would be unable to conduct business.


Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. Our officers and board members own approximately 83.5% of the 16,145,432 shares of our outstanding common stock. If management votes together, it will influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

Product Liability Exposure

We face an inherent risk of exposure to product liability claims in the event that the use of any products we sell results in injury. Such claims may include, among others, that these products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing the products we sell. In any event, any such indemnification if obtained would be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Single Product Line

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

User resistance

Because our products are classified by the FDA as medical devices and not drugs, we were not required to pursue stringent clinical trials. Many physicians and larger, sophisticated healthcare provider organizations often required clinical studies demonstrating specific performance capabilities of new products. We do not have results from controlled clinical studies.

Regulations

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

Dividends

We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock. Future dividends on our common stock, if any, will depend on our future earnings, capital requirements, financial condition and other factors. We currently intend to retain earnings, if any, to increase our net worth and reserves. Therefore, we do not anticipate that any holder of common stock will receive any cash, stock or other dividends on our shares of common stock at any time in the near future. You should not expect or rely on the potential payment of dividends as a source of current income.

"Penny Stock" Limitations

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

Potential Fluctuations in Quarterly Results

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

ITEM 2. DESCRIPTION OF PROERTY

The Company's principal executive office is located at 777 Main Street, Fort Worth. TX 761021. These offices contain approximately 2,390 square feet and are leased for a 3 year term expiring March 31, 2010. Rental on our executive offices is $3,784.00 per month. Wound Care's principal office is located at 790 E Broward Blvd, Suite 300, Fort Lauderdale, FL 33301. These offices contain approximately 2,000 square feet and are leased for a 5 year term expiring September 2009. Rental on Wound Care's office is $4,130.77 per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

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

The high and low sales prices are as follows for the periods indicated:

           ------ ----------------------- ------------- -------------
           YEAR   QUARTER ENDING          HIGH          LOW
           ------ ----------------------- ------------- -------------
           2005   March 31, 2005          $0.80         $0.80
           ------ ----------------------- ------------- -------------
                  June 30, 2005           $0.80         $0.80
           ------ ----------------------- ------------- -------------
                  September 30, 2005      $0.45         $0.45
           ------ ----------------------- ------------- -------------
                  December 31, 2005       $0.22         $0.15
           ------ ----------------------- ------------- -------------
           2006   March 31, 2006          $0.45         $0.45
           ------ ----------------------- ------------- -------------
                  June 30, 2006           $0.20         $0.20
           ------ ----------------------- ------------- -------------
                  September 30, 2006      $0.10         $0.10
           ------ ----------------------- ------------- -------------
                  December 31, 2006       $0.05         $0.05
           ------ ----------------------- ------------- -------------


Record Holders

As of December 31, 2006, there were approximately 2000 shareholders of record holding a total of 16,145,432 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview and Plan of Operation

The Company currently has limited business operations, maintaining leased offices in Fort Worth, TX, and Fort Lauderdale, FL. All major business functions are performed by our subsidiary, Wound Care. Although Wound Care is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care also conducts other activities that are typical of a product distributor and including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care's Fort Lauderdale offices.

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

We currently intend to secure capital resources for expansion of staff, inventories, marketing efforts, and research and development; however we may be unsuccessful in our efforts to secure such capital. If we are successful in raising capital, we anticipate hiring a number of management, marketing, and clinical staffs to secure additional accounts, market to the broader US wound care market, support customers in specific geographies, broaden our clinical/educational programs, and evaluate retail and international market opportunities.

Results of Operations

Year ended December 31, 2006 Compared to Year ended December 31, 2005


Revenues. The Company generated revenues for the year ended December 31, 2006 of $189,755 compared to revenues of $211,167 for the year ended December 31, 2005, or an 8% decrease in revenues.


Cost of revenues and gross margin. Costs of revenues for the year ended December 31, 2006 were $193,057 resulting in a gross loss margin of $3,302, compared to cost of revenues for the year ended December 31, 2005 of $271,339 and gross loss margin of $60,172. Lower cost of revenues in 2006 were primarily a result of lower sales and a change in personnel during 2006 when compared to 2005. Our margins continue to be small, but our client base is growing and we believe that the product is gaining traction in the wound care field.

Selling, general and administrative expenses ("SGA"). SGA consists primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. SGA for 2006 were $484,583 compared to

$680,651 for fiscal 2005, or a decrease of approximately 28%. This decrease resulted primarily from a change in top management during fiscal 2006. We expect SGA to increase in the future as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventories, and meet its contractual obligations. Additional capital must be raised through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. During 2006, certain related parties advanced us approximately $153,000 for working capital purposes. We also secured a short-term loan of $500,000, due March 31, 2007. We generated a loss from operations of $623,559 and our cash position at December 31, 2006 was $236,301.

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

It is the Company's belief that it will continue to incur nominal losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its officers and shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans are to (i) raise capital by obtaining financing through private placement efforts; (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers and shareholders as necessary.

The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

ITEM 7. FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
 ------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . 1

Report of Independent Registered Public Accounting Firm. . . . . . . . . .   F-2

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations . . . . . . . . . . . . . . .. . .     F-4

Consolidated Statements of Changes in Stockholders' Deficiency ... . .       F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . .. . . . ..    F-6

Notes to the Consolidated Financial Statements . . . . . . . . . . ..    F7 - 16

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

--------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                        $       236,301
   Accounts receivable                                                  59,724
   Inventory                                                            96,571
   Prepaid inventory                                                    46,537
                                                               ----------------
Total current assets                                                   439,133

Fixed assets, net                                                       43,415

Security deposits                                                       13,739
                                                               ----------------

Total Assets                                                   $       496,287
                                                               ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable                                                     45,396
   Accrued liabilities                                                 302,833
   Obligation under capital lease- current portion                       3,169
   Notes and amounts due to related parties                          1,277,877
   Accrued interest due to related parties                             138,036
                                                               ----------------
Total current liabilities                                            1,767,311

Long-term liabilities                                                      -

                                                               ----------------

Total Liabilities                                                    1,767,311

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock, $10 par value; 5,000,000
      shares authorized;
      issued and outstanding none                                            -
   Common stock:  $0.001 par value;
      20,000,000 shares authorized;
      issued and outstanding: 16,145,432                                16,145
   Additional paid-in capital                                       11,181,496
   Accumulated deficit                                            (12,456,626)
                                                               ----------------
   Less: treasury stock, at cost;  4,089 shares                       (12,039)
                                                               ----------------
Total stockholders' deficiency                                     (1,271,024)
                                                               ----------------
                                                               ----------------

Total Liabilities and Stockholders' Deficiency                 $       496,287
                                                               ================

     The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------

                                                     2006              2005

                                               -------------      -------------
Revenues                                        $   189,755        $   211,167

Cost of revenues                                    193,057            271,339
                                               --------------------------------


Gross margin                                        (3,302)           (60,172)

Selling, general and administrative               (484,583)          (680,651)
                                               -------------      -------------


Loss from operations                              (487,885)          (740,823)

Other income (expense)
   Write-off of liabilities                        -                    34,045
   Interest expense, net                          (135,674)           (51,085)
                                               --------------------------------

Total other income (expense)                      (135,674)           (17,040)
                                               --------------------------------


Loss before provision for income taxes            (623,559)          (757,863)

Provision for income taxes                                -                  -
                                               -------------      -------------


Loss from continuing operations                   (623,559)          (757,863)

                                               -------------      -------------

Net loss                                        $   (623,559)      $   (757,863)
                                               =============      =============

Basic and diluted loss per share:
   Continuing operations                        $     (0.04)       $     (0.05)
                                               -------------      -------------
                                                $     (0.04)       $     (0.05)
                                               =============      =============


Weighted average common shares outstanding       16,145,432         15,665,869
                                               =============      =============











     The accompanying notes are an integral part of these consolidated financial statements.




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        YEARS DECEMBER 31, 2006 AND 2005

------------------------------------------------------------------------------------------------------------------------------------

                                                 Common           Common                     Additional
                                                  Stock           Stock         Stock         Paid-In        Accumulated    Treasury
                                                 Shares           Amount      Subscription    Capital          Deficit       Stock

                                              --------------  --------------  ------------  -------------  --------------  ---------
                                              --------------  --------------  ------------  -------------  --------------  ---------


Balance, December 31, 2004                     14,921,432 $        14,921$       221,971  $   10,960,749   $(11,075,204)   $(12,039)


Common stock issued under stock
subscripton                                     1,224,000           1,224       (221,971)        220,747               -          -

Net loss                                                                                                       (757,863)

                                            ----------------------------------------------------------------------------------------
Balance, December 31, 2005                     16,145,432           16,145             -      11,181,496    (11,833,067)    (12,039)
Net Loss                                                                                                       (623,559)
                                            ----------------------------------------------------------------------------------------
Balance, December 31, 2006                     16,145,432 $         16,145   $         -     $11,181,496    $(12,456,626)  $(12,039)

                                            ========================================================================================













     The accompanying notes are an integral part of these consolidated financial statements.



                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    2006            2005
                                                                                            ---------------- ----------------

Cash flows from operating activities
Loss from continuing operations                                                               $   (623,559)    $   (757,863)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation                                                                                      21,786           16,219
   Loss on disposal of fixed assets                                                                                    1,922
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                                      (29,526)         (10,112)
   (Increase) decrease in inventory                                                                (65,927)           64,656
   (Increase) decrease in prepaid expenses and other assets                                          85,090         (60,472)
    Increase (decrease) in accounts payable and accrued liabilities                                 213,166          121,203
                                                                                            ---------------- ----------------
Net cash flows used in operating activities                                                       (398,970)        (624,447)

Cash flows from investing activities
   Purchase of fixed assets                                                                        (16,430)         (11,992)
                                                                                            ---------------- ----------------
Net cash flows used in investing activities                                                        (16,430)         (11,992)

Cash flows from financing activities
   Principal payments under capital lease obligation                                                (3,992)          (3,171)
   Proceeds from notes payable - related parties                                                    652,865          634,549
                                                                                            ---------------- ----------------

Net cash flows provided by financing activities                                                     648,873          631,378
                                                                                            ---------------- ----------------

Increase (decrease) in cash                                                                         233,473          (5,061)

Cash and cash equivalents, beginning of year                                                          2,828            7,889
                                                                                            ---------------- ----------------

Cash and cash equivalents, end of year                                                              236,301
                                                                                                                       2,828
                                                                                            ---------------- ----------------


Cash paid during the year for:
   Interest                                                                                       -               -
                                                                                            ================ ================
   Income taxes                                                                                  -                -
                                                                                            ================ ================

Supplemental non-cash investing and financing activities:
     For the year ended December 31, 2006:
       None

     For the year ended December 31, 2005:
       None

                        The accompanying notes are an integral part of these consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2006. The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times may exceed Federally insured limits of $100,000.

Fixed assets - Fixed assets are stated at cost. Depreciation for financial statement purposes is computed principally on the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for 2006 amounted to $21,786 (2005: $16,219).

Revenue recognition - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales.

Allowance for doubtful accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There is no allowance for doubtful accounts at December 31, 2006.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The company has recorded an allowance for obsolete and slow moving inventory of $75,000 at December 31, 2006.

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

Stock-based compensation - The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company's financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. See Note 8 for a description of the Company's stock option plan.

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

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method effective January 1, 2006. Under this transition method, compensation expense recognized will include the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), Which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FASB Interpretation 48 are not expected to any impact on the Company's financial statements.

In September 2006, the FASB issued FASB No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits ("FAS 158"). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans ("plans"). Specifically, FAS 158 requires companies to recognize an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. FAS 158 will be effective for the Company as of September 30, 2007 and applied prospectively. The provisions of FAS 158 are not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued FASB statement No.. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company's financial statements.

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

NOTE 3 - DISTRIBUTION AGREEMENT


Wound Care had entered into a Distribution Agreement (the "agreement") dated July 28, 2004 ("effective date of agreement"), with Applied Nutritionals, LLC, ("AN") for the exclusive rights to market, sell and distribute wound products that contain a certain tissue adhesive that AN had obtained the rights to via U.S. Patent No. 6,136,341. The patent is for a tissue adhesive hydrolysate which promotes wound healing containing hydrolyzed Type I collagen. Pursuant to the agreement, WCI was obligated to pay certain royalties and maintain minimum purchases with AN to maintain the exclusive rights. Since WCI was unable to pay the royalties or make the purchases, WCI's rights converted to a non-exclusive basis. Royalties are due and payable on a calendar quarterly basis on or before the 30th day of the month immediately following the calendar quarter in which gross receipts are received. Accrued royalties at December 31, 2006 were $14,349.

Pursuant to a Purchase Option Agreement ("Option Agreement") with Applied Nutritionals, LLC, ("AN") dated July 28, 2004, the Company has an exclusive option for a period of five years to purchase certain patents related to the hydrolyzed Type I form of collagen used within gel, powder, paste and film collagen wound dressing compositions. The total cash exercise price of the patent and related intellectual property is $5,100,000 and the Company is entitled to pay $75,000 per year as an option fee to maintain its rights to purchase the said property. The Company had the option to pay another $75,000 on or before August 31, 2005 to retain its exclusive option pursuant to the Option Agreement as well as other terms and conditions contained therein. The Company was unable to pay the royalties or make the purchases and lost its exclusive option to distribute the product under the original Distribution Agreement.

The Company is currently in negotiations to re-structure the deal as it has determined it cannot meet the original terms of the agreement. Although Applied Nutritionals has indicated that it is amenable to restructuring the agreement, there is no assurance reasonable terms can be reached. We have been advised that any restructured agreement will not include an option to purchase the above described patent.


NOTE 4 - RELATED PARTY TRANSACTIONS


Funds are advanced from various related parties including the Company's President and CEO/CFO and entities controlled by him. Other shareholders fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through June 30, 2007 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of December 31, 2006 was approximately $131,049. The following is a summary of amounts due to / from related parties as of December 31, 2006:


     Related party           Nature of relationship                 Terms of the agreement               Amounts due to
                                                                                                         related parties

------------------------- -----------------------------      --------------------------------------     -----------------
Scott Haire, an            Chairman of the Board, CEO        Unsecured note dated July 11, 2005 for     $      10,000
individual                 and CFO of this Company           $10,000 at 10% per annum, due on June 30,
                                                             2007
HEB, LLC, a Nevada         Scott Haire, Chairman             Series of funds advanced under two separate,     398,467
Limited Liability          President, CEO and CFO of         unsecured $1 million lines of credit dated
Company                    this company, controls both       November 26, 2003 and November 4, 2004, both
                           entities financing and            at 10% per annum; no maturity date, interest
                           operating decisions               payable quarterly; unused lines available at
                                                             December 31, 2006 total $1,601,532.




Araldo Cossutta, an       Director and stockholder of   Six separate, unsecured notes as follows: (i)         367,000
individual                the Company                   $75,000 note dated September 30, 2004, at 10%
                                                        per annum, due June 30, 2006; (ii) $80,000 note
                                                        dated September 14, 2005, at 10% per annum,
                                                        due June 30, 2006; (iii) $70,000 note dated June
                                                        15, 2006 at 10% per annum, due June 30, 2006
                                                        and (iv) $42,000 noted date April 5, 2005, at
                                                        10% per annum, due March 31, 2006and (v) $50,000
                                                        note dated January 4, 2006, at 10% per annum,
                                                        due June 30, 2006 and (vi) $50,000 note dated
                                                        January 31, 2006 due June 30, 2006

eAppliance Payment        Controlling owners in         Note dated January 1, 2004 for $2,410 at 10%
Solutions, LLC a Nevada   eAppliance Payment            per annum; $10,000 line of credit.                      2,410
Limited Liability         Solutions, LLC are
Company Keystone          Cossutta and Haire
Equity Partners           Investors                     Note dated December 14, 2006 for $500,000 at
                                                        10% per annum; due March 31, 2007                     500,000
                                                                                                        -----------------
                                                                                                        $   1,277,877
                                                                                                        =================

Administrative services

The  Company  provides  limited  administrative   services  to  other  companies
affiliated through common ownership of the Company's shareholders.


NOTE 5 - FIXED ASSETS

Fixed assets consists of the following:
Furniture and fixtures                    $13,607
Phone system                               13,302
Computer equipment                         11,796
Artwork                                    30,000
Web-Site                                   16,430
                                          -------
                                           85,135
Less accumulated depreciation              41,720
                                          -------
Net book value                             43,415
                                          =======











NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company's subsdiary entered into a Consulting Agreement dated November 7, 2005, for consulting and advisory services to the Company for period of 6 months at the rate of $12,500 per month. For the year ended December 31, 2006, consulting expenses totaled $38,500 (2005: $18,750) for this consultant. The agreement was mutually terminated in March 2006.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for 2006 was approximately $109,500 (2005: $105,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2006, for each of the next five years and in the aggregate are as follows:

2007            $ 90,789
2008              56,636
2009              39,441
2010                --
                --------
                $186,866
                ========


Capital leases

The Company leases a phone system under a capital lease for a period of thirty-six months through September 2007. The asset and liability under capital lease is recorded at the present value of the minimum lease payments and the asset is depreciated over the related lease term. Depreciation of assets under capital lease for 2006 totaled $4,434 (2005: $5,117).

The following is a summary of property held under capital lease:

Phone system                                         $   13,302
Less accumulated depreciation                            10,575
                                                ----------------
Net book value                                            2,727
                                                ================




Minimum future lease payments under capital lease as of December 31, 2006, for each of the next five years and in the aggregate are: (2007: $3,169).

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of December 31, 2006, unpaid payroll taxes total approximately $203,484 and related penalties and interest approximated $85,000 computed through December 31, 2006. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.


NOTE 7 - STOCKHOLDERS' EQUITY TRANSACTIONS

Common stock issued

At December 31, 2006 and 2005 the Company had 16,145,432 shares of common stock issued and outstanding. Of these shares, 4,089 shares are held by the Company as treasury stock.

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


NOTE 8 - STOCK OPTIONS

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's stock options follows:

                                                         Weighted Average
                                               Options    Exercise Price
                                          ------------- ----------------
Outstanding at 12/31/03                         52,000             5.00
Granted, exercised                                   -                -
Forfeited during 2004                         (52,000)           (5.00)
                                          ------------- ----------------
Outstanding at 12/31/05 and 06                       -                -
                                          ============= ================









NOTE 9 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Major Customers and Trade Receivables


The Company has 4 customers (2005: 3 customers) that each account for more than 10% of its revenues. Trade receivables from these customers totaled approximately $49,570 or 83% of total accounts receivable balance at December 31, 2006, and were unsecured.




NOTE 10 - CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all of its powders and gels from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.


NOTE 11 - INCOME TAXES

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At December 31, 2006, deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance for 2006 was approximately $200,000 (2005: $300,000).

The Company generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2005, subject to limitations under Internal Revenue Code Section 382, approximately $437,000 of these losses is available for use after the reorganization, which expire in 2008 if not previously utilized. The net operating loss carry forward at December 31, 2006 is approximately $12,400,000 and will begin to expire in 2008, if not previously utilized.

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2006 and 2005 is as follows (rounded):

                                              2006                 2005
                                         ----------------    -----------------
Expected federal income tax benefit       $ 212,000           $ 248,000
Valuation allowance and other              (212,000)           (248,000)
                                         ----------------    -----------------
Income tax  expense (benefit)                   -                   -
                                         ================    =================

Deferred tax asset at December 31, 2006, is as follows:

Net operating loss carry forwards                  $ 4,200,000
Valuation allowance                                 (4,200,000)
                                                ----------------
Net current deferred tax asset                         -





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

ITEM 8B. OTHER INFORMATION

None

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth certain information regarding the directors and executive officers of the Company:
                                                                      Year First
Name                     Age      Position                             Elected
----                    -----     --------                             -------

Scott A. Haire            42     Chairman, Chief Executive
                                 Officer, President and Director      1993
Gilbert A. Valdez         63     Director                             1996
Araldo A. Cossutta        82     Director                             1994
Steven W. Evans           56     Director                             1994
Robert E. Gross           62     Director                             1994
Thomas J. Kirchhofer      66     Director                             1994

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All of our directors have agreed to remain until the 2006 annual meeting.

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

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors. The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors. It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings. During fiscal 2006, the Board of Directors did not meet. The Board of Directors does not have a standing audit, compensation, nominating or governance committee.


Audit Committee

The Company does not maintain a standing Audit Committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

Compensation Committee

The Company does not maintain a standing Compensation Committee.. Due to the Company's small size at this point in time, the Board of Directors has not established a separate compensation committee. All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process. During fiscal 2006, no executive officer received any compensation from the Company.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter. Due to the Company's small size at this point in time, the Board of Directors has not established a separate nominating committee and feels that all directors should have input into nomination decisions. As such, all members of the Board of Directors generally participate in the director nomination process. Under the rules promulgated by the SEC, the Board of Directors is, therefore, treated as a "nominating committee".

The Board of Directors will consider qualified nominees recommended by shareholders. Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o MB Software Corporation 777 Main Street, Suite 3100, Fort Worth, Texas 76102. The Board of Directors will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

With respect to the nominations process, the Board of Directors does not operate under a written charter, but under resolutions adopted by the Board of Directors. The Board of Directors is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations for nominations to fill vacancies on the Board of Directors, and for selecting the nominees for selection by the Company's shareholders at each annual meeting. The Board of Directors has not established specific minimum age, education, experience or skill requirements for potential directors. The Board of Directors takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees. Those factors may include, without limitation, the following:

An individual's business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

The size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

Regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board of Directors and the Company. The Board of Directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company's current directors and management as well as input from third parties, including executive search firms retained by the Board of Directors. The Board of Directors will obtain background information about candidates, which may include information from directors' and officers' questionnaires and background and reference checks, and will then interview qualified candidates. The Board of Directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors. We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

Shareholder Communications with the Company's Board of Directors

Any shareholder wishing to send written communications to the Company's Board of Directors may do so by sending them in care of Lucy Singleton, Corporate
Secretary, at the Company's principal executive offices. All such communications will be forwarded to the intended recipient(s).

Compliance with Section 16(a) of the Exchange Act

No Forms 3, 4 or 5 have been furnish, or to our knowledge, filed by any of our directors, officers or ten percent stockholders during the one year period ended
December 31, 2006.

Code of Ethics

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

                                    SUMMARY COMPENSATION TABLE


------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                           Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------
                                                                               Awards                      Payouts
------------------------------------------------------------------------------- ----------------------------------------------
                                                           Other      Restricted     Securities
Name and                                                  Annual         Stock       Underlying         LTIP         All Other
Principal             Year      Salary       Bonus     Compensation     Award(s)       Options         payouts     Compensation
Position                         ($)         ($)            ($)           ($)          SARs(#)           ($)             ($)
------------------------------------------------------------------------------------------------------------------------------
Scott A. Haire         2006      -0-           --           --             --             --               --           --
                       2005      -0-           --           --             --             --               --           --
                       2004      -0-           --           --             --             --               --           --
------------------------------------------------------------------------------------------------------------------------------



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

As of December 31, 2006, there were 16,145,432 shares of common stock issued and outstanding.

                                              Amount and Nature
Title    Name of Beneficial                     of Beneficial          Percent
Class    Owner of Group(1)                       Ownership             of Class

Common   Scott A. Haire(2)                        7,747,284               54%

Common   Araldo A. Cossutta                       4,717,000               33%
Common   Steven W. Evans                          1,015,000                7%
Common   Thomas J. Kirchhofer                        -

Common   Robert E. Gross                             -

Common   Applied Nutritionals                       900,000                 6%

Common   Gilbert Valdez                               1,666

Common   All Directors and Executive Officers
                  As a Group (six in number)     13,480,950             83.50%
* less than 1%

(1) Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
(2) 6,980,070 of these sharesare held by H.E.B., LLC. Mr. Haire is the managing member and majority owner of H.E.B., LLC, and as such, is deemed to be the beneficial owner of such shares.


ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Effective August 20, 2004, we acquired Wound Care Innovations, LLC through a merger of Wound Care with a newly formed Company subsidiary. The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock. These shares were issued to H.E.B., LLC, a Nevada limited liability company, and to Mr. Araldo Cossutta, the sole owners of Wound Care. Mr. Scott A. Haire, our Chairman of the Board, Chief Executive Officer and President is the majority owner and managing member of HEB, and Mr. Cossutta is a member of our Board of Directors.

In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care's debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

All of our directors are independent, as defined by Rule 4200(a)(15) of the Nasdaq's listing standards, except for Mr. Haire, who is not independent because he is currently employed by the Company as its Chief Executive Officer and Mr. Cossutta, who is not independent due to the above described acquisition of Wound Care.

ITEM 13. EXHIBITS

     Exhibit No.

     3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30, 2002).

     3.2 Bylaws (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30, 2002).

     10.1 Agreement and Plan of Merger, dated as of November 10, 2003 by and among MBH Acquisition, Inc., MB Software Corporation, MB Holding Corporation, and all of the stockholders of MB Holding Corporation (incorporated by reference to the Company's Current Report on Form 8-K, filed with the commission on November 21, 2003).

     10.3 Agreement and Plan of Merger, dated as of August 20, 2004 by and among Wound Care Innovations, LLC, MB Software Corporation, WCare Acquisitions, LLC, H.E.B., LLC and Araldo A. Cossutta (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2004).


     10.4 Settlement and Compromise Agreement, dated December 31, 2004 by and among MB Holding Corporation, MB Software Corporation and Wound Care Innovations, LLC (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2004).

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

*  Filed herewith



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The firm of Pritchett, Siler & Hardy, P.C. served as the Company's independent public accountants for the year ended December 31, 2006. The firm of Clancy and Co., P.L.L.C served as the Company's independent public accounts for the year ended December 31, 2005. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.


Audit Fees

The Audit fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements on Form
10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2006 and 2005 was $14,000 and $27,500, respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have and Audit Committee. Currently, the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor or assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2006 and 2005. Our independent auditors did not provide us with any non-audited services during the period indicated above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___day of March 2007.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

----------------------------------------------------- -----------------
Signature            Title                            Date
----------------------------------------------------- -----------------
/s/ Scott A.Haire    CEO, President, Chairman and
------------------   Principal Financial Officer      March __, 2007
Scott A. Haire
----------------------------------------------------- -----------------

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