Form 10KSB/A
period 2006-12-31
MB SOFTWARE CORP
filed 2007-03-26
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB-A

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

Consolidated Statements of Operations . . . . . . . . . . . . . . .. . .     F-4

Consolidated Statements of Changes in Stockholders' Deficiency ... . .       F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . .. . . . ..    F-6

Notes to the Consolidated Financial Statements . . . . . . . . . . ..    F7 - 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
MB SOFTWARE CORPORATION AND SUBSIDIARY


We have audited the accompanying consolidated balance sheet of MB Software Corporation and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiary as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MB Software Corporation and Subsidiary will continue as a going concern. As discussed in Note 2 to the financial statements, MB Software Corporation and Subsidiary have incurred recurring losses and has a stockholders' deficiency. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 8, 2007

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