Form 10QSB
period 2007-03-31
MB SOFTWARE CORP
filed 2007-05-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

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

                                 777 Main Street
                                   Suite 3100
                             Fort Worth, Texas 76102
                                 (817) 633-9400


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2007, 16,145,432 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     MB SOFTWARE CORPORATION AND SUBSIDIARY

                                   Form 10-QSB

                          Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2007 (Unaudited)....................3

Consolidated Statements of Operations for the three months ended
        March 31, 2007 and 2006 (Unaudited)....................................4

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2007 and 2006 (Unaudited)....................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............8

ITEM 3. CONTROLS AND PROCEDURES...............................................11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................12
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........12
ITEM 3. Defaults Upon Senior Securities.......................................12
ITEM 4. Submission of Matters to a Vote of Security Holders...................12
ITEM 5. Other Information.....................................................12
ITEM 6. Exhibits..............................................................12

SIGNATURE.....................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 March 31, 2007
                                                                ---------------


CURRENT ASSETS:
   Cash                                                           $   128,686
   Accounts Receivable                                                 57,083
   Inventory                                                           77,840
   Prepaid and other current assets                                   180,504
                                                                --------------
     Total current assets                                             444,113

Property and Equipment, Net                                            41,247

Other Assets                                                           13,739

                                                                --------------
       TOTAL ASSETS                                               $   499,099
                                                                ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                               $   161,398
   Accrued liabilities                                                323,673
   Obligation under capital lease                                       3,169
   Accrued interest - related parties                                 159,810
   Notes payable                                                      500,000
   Notes payable - related parties                                    795,325
                                                                --------------
     Total current liabilities                                      1,943,375

Long Term Liabilities                                                       -

                                                                --------------
       TOTAL LIABILITIES                                            1,943,375

Stockholders' Deficiency
      Preferred stock, $10 par value, 5,000,000
       shares authorized; issued and
       outstanding, none
                                                                            -
      Common  stock:  $0.001 par value;
       20,000,000 shares  authorized;  issued
       and  outstanding   16,145,432                                   16,145
      Additional paid-in capital                                   11,181,496
   Less:  Treasury Stock                                             (12,039)
   Accumulated deficit                                           (12,629,878)
                                                                --------------
         Total stockholders' Deficiency                           (1,444,276)

                                                                --------------
       TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY           $   499,099
                                                                ==============




            See condensed notes to consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


                                       March 31, 2007    March 31, 2006
                                       --------------    --------------



TOTAL REVENUE                           $  83,941          $  46,901

COST OF REVENUE                            26,999             38,284
                                        ---------          ---------

GROSS PROFIT                               56,942              8,617

GENERAL AND ADMINISTRATIVE EXPENSES       202,102            122,963
                                        ---------          ---------

LOSS FROM OPERATIONS                     (145,160)          (114,346)

OTHER  INCOME (EXPENSE):
   Interest expense - related parties     (28,093)           (16,420)
                                        ---------          ---------

LOSS BEFORE INCOME TAXES                $(173,253)         $(130,766)
  Current tax expense                        --                 --
  Deferred tax expense                       --                 --
                                        ---------          ---------
NET LOSS                                $(173,253)         $(130,766)
                                        ---------          ---------






Basic and diluted loss
per share of common stock:                  (0.01)             (0.01)
                                        ---------          ---------

Weighted average number
of common shares outstanding           16,145,432         16,145,432
                                       ----------         ----------













            See condensed notes to consolidated financial statements.



                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                  March 31, 2007      March 31, 2006
                                                                                  --------------      --------------


Cash flows from operating activities
Net loss from continuing operations                                                $(173,253)          $(130,766)
      Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                       2,168               2,425
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                          2,641               7,070
   (Increase) decrease in inventory                                                   18,731             (82,963)
   (Increase) decrease in prepaid expenses and other assets                         (133,967)             83,917
    Increase (decrease) in accounts payable and accrued liabilities                  130,523              54,422
    Increase (decrease) in related party accrued interest                             28,093                --
                                                                                   ---------           ---------
Net cash flows (used) in operating activities                                       (125,064)            (65,895)

Cash flows from investing activities
   Purchase of fixed assets                                                             --               (16,430)
                                                                                   ---------           ---------
Net cash flows (used) in investing activities                                           --               (16,430)

Cash flows from financing activities
   Cash Overdraft                                                                      1,074
   Net advances - related parties                                                     17,449              79,345
   Principal payments under capital lease                                               --                  (922)
                                                                                   ---------           ---------
Net cash flows provided by financing activities                                       17,449              79,497

                                                                                   ---------           ---------
                                                                                   ---------           ---------
Increase (decrease) in cash                                                         (107,615)             (2,828)

Cash and cash equivalents, beginning of period                                       236,301               2,828
                                                                                   ---------           ---------
                                                                                   ---------           ---------
Cash and cash equivalents, end of period                                           $ 128,686           $    --
                                                                                   ---------           ---------
                                                                                   ---------           ---------


Cash paid during the period for:
   Interest                                                                        $       0           $       0
   Income taxes                                                                    $       0           $       0








            See condensed notes to consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                          QUARTER ENDED MARCH 31, 2007
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2006, filed with the Company's Annual Report on Form 10-KSB.

NOTE 2- GOING CONCERN

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





                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                          QUARTER ENDED MARCH 31, 2007
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - CURRENT NOTES PAYABLE

                                                                                                   Accrued                 Total
                                                                                                  Interest                  Debt
 Investment Firm, unsecured, payable on March 31, 2007
         including interest at 10% per annum, currently in default                          $      6,319               $   500,000
                                                                                           ======================     ==============


NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER TRANSACTIONS

Funds are advanced from various related parties including the Company's
President and CEO/CFO and entities controlled by him. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum, with various maturity dates. All notes are current liabilities:
                                                                                                Accrued                     Total
                                                                                                Interest                    Debt


 Scott   Haire, Company Chairman, CEO, and CFO, unsecured, payable on December
         31, 2007, including
         interest at 10% per annum                                                           $     1,747               $    10,000

 HEB     LLC, Scott Haire owner, Chairman, CEO, and CFO, unsecured, two separate
         $1,000,000 open lines of credit, no maturity date, interest at 10% per annum,
         unused lines available at March 31, 2007 total $1,584,085                                92,135                   415,915

 Araldo  Cossutta, Company Director and Stockholder, unsecured series of notes:
         payable on June 30, 2007, with interest at 10%                                           21,339                   142,000
         payable on June 30, 2007, with interest at 10%                                           43,881                   225,000

 eAppliance Payment Solutions, LLC, owned by Scott Haire
         and Araldo Cossutta, unsecured, payable on
         December 31, 2007, interest at 10% per annum                                                707                     2,410
                                                                                            -------------------        -------------

                                                       Total Current Balance                 $   159,810                $   795,325
                                                                                            ====================       =============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Introduction

Management's discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. Caution Concerning Forward-Looking Statements/Risk Factors The following discussion should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors that affect our business, included in this section and elsewhere in this report.

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

Overview and Plan of Operation

The Company currently has limited business operations, maintaining leased offices in Fort Worth, TX, and Fort Lauderdale, FL. All major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although Wound Care is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care also conducts other activities that are typical of a product distributor, including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care's Fort Lauderdale offices.

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

We currently intend to secure capital resources for expansion of staff, expanded inventory, and marketing efforts, however we may be unsuccessful in our efforts to secure such capital. If we are successful in raising capital, we anticipate hiring a number of management, marketing, and clinical staff to secure additional accounts, market to the broader US wound care market, support customers in specific geographies, broaden our clinical/educational programs, and evaluate retail and international market opportunities.

Results of Operations

Three months ended March 31, 2007 and 2006

Revenues. The Company generated revenues for the three months ended March 31, 2007 of $83,941 (2006: $46,901), an increase of approximately 79% from the same period in 2006.

Cost of revenues and gross margin. Costs of revenues for 2007 were $26,999 (2006: $38,284) resulting in a gross margin of $56,942 (2006: $8,617).

Selling, general and administrative expenses ("SGA"). SGA for 2007 were $202,102 (2006: $122,963) consisting primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. We have historically relied on advances from related parties to fund our working capital expenses. We realized a loss from operations of $173,253 during the three months ended March 31, 2007, funded by cash available at December 31, 2006 and additional advances from shareholders of $17,449.

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

Contractual Obligations (Commitments And Contingencies)

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the three months ended March 31, 2007, was approximately $19,000 (2006:
$27,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of March 31, 2007, for each of the next five years and in the aggregate are as follows (approximately):

2007                          $      62,000
2008                                 58,000
2009                                 39,000
2010                                    -
                              ---------------
                              $     159,000
                              ===============








Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of March 31, 2007, unpaid payroll taxes total approximately $203,512. The Company has estimated the related penalties and interest at $97,000 computed through March 31, 2007, which are included in current liabilities at March 31, 2007. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

PART II  - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

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

                                         MB SOFTWARE CORPORATION



Date: May 14, 2007                       /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Financial Officer)