Form 10QSB
period 2007-06-30
MB SOFTWARE CORP
filed 2007-08-09
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007

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

As of July 31, 2007, 16,145,432 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     MB SOFTWARE CORPORATION AND SUBSIDIARY

                                   Form 10-QSB

                           Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2007 (Unaudited)...................F-3

Consolidated Statements of Operations for the three and six months ended
        June 30, 2007 and 2006 (Unaudited)...................................F-5

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2007 and 2006 (Unaudited)...................................F-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES...............................................10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................11
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........11
ITEM 3. Defaults Upon Senior Securities.......................................11
ITEM 4. Submission of Matters to a Vote of Security Holders...................11
ITEM 5. Other Information.....................................................11
ITEM 6. Exhibits..............................................................11

SIGNATURE.....................................................................11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                          June 30, 2007
                                                          ------------
CURRENT ASSETS:

 Cash                                                     $     13,503
 Accounts Receivable                                           167,453
 Inventory                                                     203,051
 Prepaid and other current assets                                 --
                                                          ------------
  Total current assets                                         384,007

Property and Equipment, Net                                     39,078

Other Assets                                                   102,100

                                                          ------------
      TOTAL ASSETS                                        $    525,185
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
 Accounts payable                                         $     70,206
 Accrued Liabilities                                           338,295
 Accrued payroll tax penalty                                      --
 Obligation under capital lease                                  3,169
 Accrued interest - related parties                            209,768
 Other accrued current expense                                    --
 Notes payable (Note 3)                                        500,000
 Notes payable - related parties                               864,173
                                                          ------------
  Total current liabilities                                  1,985,611

Long Term Liabilities:                                            --

                                                          ------------
      TOTAL LIABILITIES                                      1,985,611

Stockholders' Deficiency
    Preferred stock, $10 par value, 5,000,000 shares
authorized; issued and outstanding, none                          --
    Common stock:  $0.001 par value;  20,000,000 shares
authorized; issued and outstanding 16,145,432                   16,145
    Additional paid-in capital                              11,181,496
 Less:  Treasury Stock                                         (12,039)
 Accumulated deficit                                       (12,646,028)
                                                          ------------
       Total stockholders' Deficiency                       (1,460,426)

                                                          ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY     $    525,185
                                                          ============

            See condensed notes to consolidated financial statements.


                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED JUNE 30, 2007
                                   (UNAUDITED)


                                       THREE MONTHS       THREE MONTHS        SIX MONTHS        SIX MONTHS
                                          ENDED              ENDED              ENDED             ENDED
                                      June 30, 2007      June 30, 2006      June 30, 2007     June 30, 2006
                                      -------------      -------------      -------------     -------------


TOTAL REVENUE                          $ 300,105          $  45,782          $ 384,046          $  92,683


COST OF REVENUE                          110,441             39,967            137,440             78,251
                                       ---------          ---------          ---------          ---------


GROSS PROFIT                             189,664              5,815            246,606             14,432


GENERAL AND ADMINISTRATIVE EXPENSES:     162,174            122,906            364,276            246,395

                                       ---------          ---------          ---------          ---------
PROFIT (LOSS) FROM OPERATIONS:            27,490           (117,091)          (117,670)          (231,963)

OTHER  INCOME (EXPENSE):

 Interest expense - related parties      (43,640)           (31,315)           (71,733)           (47,734)

                                       ---------          ---------          ---------          ---------
NET LOSS BEFORE INCOME TAXES           $ (16,150)         $(148,406)         $(189,403)         $(279,697)


                                       ---------          ---------          ---------          ---------

NET LOSS                               $ (16,150)         $(148,406)         $(189,403)         $(279,697)
                                       =========          =========          =========          =========


Basic and diluted loss per
share of common stock:                 $   (0.00)         $   (0.01)         $   (0.01)         $   (0.02)


Weighted average number
of common shares outstanding          16,145,432         16,145,432         16,145,432         16,145,432







                See condensed notes to the financial statements.



                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
                                   (UNAUDITED)

                                                                       SIX MONTHS         SIX MONTHS
                                                                         ENDED              ENDED
                                                                     June 30, 2007      June 30, 2006
                                                                     -------------      -------------

Cash flows from operating activities
Net (loss) from continuing operations                                 $(189,403)         $(279,697)
  Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization
                                                                          4,337              4,850
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable
                                                                       (107,729)            (8,340)
   (Increase) decrease in inventory
                                                                       (106,480)           (71,102)
   (Increase) decrease in prepaid expenses and other assets
                                                                        (41,824)            48,560
    Increase (decrease) in accounts payable and accrued liabilities
                                                                         96,542             98,832
    Increase (decrease) in related party accrued interest
                                                                         35,463               --
                                                                      ---------          ---------
Net cash flows (used) in operating activities
                                                                       (309,094)          (206,897)

Cash flows from investing activities
   Purchase of fixed assets
                                                                           --              (16,430)
                                                                      ---------          ---------
Net cash flows (used) in investing activities
                                                                           --              (16,430)

Cash flows from financing activities

   Net advances - related parties
                                                                         86,296            239,545
   Principal payments under capital lease
                                                                           --               (1,946)
                                                                      ---------          ---------
Net cash flows provided by financing activities
                                                                         86,296            237,599

                                                                      ---------          ---------
Increase (decrease) in cash                                           $(222,798)         $  14,272


Cash and cash equivalents, beginning of period                        $ 236,301          $   2,828

                                                                      ---------          ---------
Cash and cash equivalents, end of period                              $  13,503          $  17,100
                                                                      =========          =========


Cash paid during the period for:
   Interest                                                                   0                  0
   Income taxes                                                               0                  0
Non-cash investing & financing                                             None               None



            See condensed notes to consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                           QUARTER ENDED JUNE 30, 2007
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2006, filed with the Company's Annual Report on Form 10-KSB.

Reclassification - The financial statements for periods prior to June 30, 2007 have been reclassified to conform to the headings and classifications used in the June 30, 2007 financial statements.

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary. Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company's revenues have been insufficient to sustain the Company's operations and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

NOTE 3 - NOTES PAYABLE
                                              Accrued       Total
                                              Interest      Debt
Investment Firm, unsecured, payable on
September 30, 2007 including interest
at 10% per annum                            $   27,152   $ 500,000
                                            ===========  ==========


NOTE 4 - NOTES PAYABLE and RELATED PARTY TRANSACTIONS

Funds are advanced from various related parties including the Company's President and CEO/CFO and entities controlled by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum, with various maturity dates. All notes are current liabilities. Accrued interest to related parties totaled $182,616, at June 30, 2007.

                                                            Accrued     Total
                                                           Interest     Debt
                                                           --------   --------
Scott Haire, Company Chairman, CEO, and CFO,
     unsecured, payable on December 31, 2007,
     including interest at 10% per annum                   $  1,999   $ 10,000


HEB LLC, Scott Haire owner, Chairman, CEO, and CFO,
     unsecured, two separate $1,000,000 open lines of
     credit, no maturity date, interest at 10% per
     annum, unused lines available at June 30, 2007
     total $1,584,083                                       105,212    534,763


  Interest Due Related Parties                                3,718
 Araldo Cossutta, Company Director and Stockholder,
     unsecured series of notes:
     payable on June 30, 2007, with interest at 10%          25,729    162,000
     payable on June 30, 2007, with interest at 10%          45,190    155,000


 eAppliance Payment Solutions, LLC, owned by Scott Haire
     and Araldo Cossutta, unsecured, payable on
     December 31, 2007, interest at 10% per annum               768      2,410
                                                           --------   --------

                               Total Current Balance       $182,616   $864,173
                                                           ========   ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the six months ended June 30, 2007 was approximately $35,865 (2006: $27,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of June 30, 2007, for each of the next three years and in the aggregate are as follows (approximately):

2007 (July 1, through December 31, 2007)        $      62,000
2008                                                   58,000
2009                                                   39,000
                                                ----------------
                                                $     159,000
                                                ----------------
                                                ----------------
                                                ================


Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June 30, 2007, unpaid payroll taxes total approximately $203,484. The Company has estimated related penalties and interest at $109,000 computed through June 30, 2007, which are included in current liabilities at June 30, 2007. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.


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

Our sales and marketing activities to date have been limited and have not resulted in sufficient revenues to sustain the Company's operations. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that we believe represent strong recurring revenue opportunities for the Company.

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

Results of Operations
Six months ended June 30, 2007 and 2006

Revenues: The Company generated revenues for the six months ended June 30, 2007 of $384,046 (2006: $92,683), an increase of approximately 314% from the same period in 2006. We believe that the Company will continue to experience higher revenue levels than in the past, primarily as a result of increased expenditures on sales and marketing.

Cost of revenues and gross margin: Costs of revenues for 2007 were $137,440 (2006: $78,251) resulting in a gross margin of $246,606 (2006: $14,432). Our gross margin has increased to approximately 64% of revenues compared to approximately 16% of revenues for the year ago period.

Selling, general and administrative expenses ("SGA").SGA for 2007 were $364,276 (2006: $246,395) consisting primarily of wages, enhanced product promotions, facility-related expenses, and continuing exceptional expense increases related to our fast growth. We expect selling, general and administrative expenses to continue to increase as we continue to expand our marketing efforts and the number of products we offer.

Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. We have historically relied on advances from related parties to fund our working capital expenses. We realized a loss from operations of $189,403 during the six months ended June 30, 2007, funded by cash available at December 31, 2006 and additional advances from shareholders of $86,296.

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

                                         MB SOFTWARE CORPORATION


                                         /s/ Scott A.  Haire
                                         -------------------
Date: August 8, 2007                     Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                        (Principal Financial Officer)