Form 10QSB
period 2007-09-30
MB SOFTWARE CORP
filed 2007-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2007

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

As of October 31, 2007, 16,145,432 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     MB SOFTWARE CORPORATION AND SUBSIDIARY

                                   Form 10-QSB

                        Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2007 (Unaudited)............. F-3

Consolidated Statements of Operations for the three and nine months ended
        September 30, 2007 and 2006 (Unaudited)............................. F-4

Consolidated Statements of Cash Flows for the nine months ended September 30,
        2007 and 2006
        (Unaudited)......................................................... F-5

Condensed Notes to Consolidated Financial Statements........................ F-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..........   8

ITEM 3. CONTROLS AND PROCEDURES.............................................  10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................  11
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  11
ITEM 3. Defaults Upon Senior Securities.....................................  11
ITEM 4. Submission of Matters to a Vote of Security Holders.................  11
ITEM 5. Other Information...................................................  11
ITEM 6. Exhibits............................................................  11

SIGNATURE...................................................................  11


                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         September 30, 2007
                                                                         ------------------

CURRENT ASSETS:

   Cash                                                                          41,031
   Accounts Receivable                                                           60,982
   Inventory                                                                    273,066
   Prepaid and other current assets                                                --
                                                                            -----------
     Total current assets                                                       375,079

Property and Equipment, Net                                                      38,410

Other Assets                                                                     13,739

                                                                            -----------
       TOTAL ASSETS                                                             427,228
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                              42,379
   Accrued Liabilities                                                           30,969
   Accrued payroll tax penalty                                                  324,789
   Obligation under capital lease                                                 3,169
   Accrued interest - related parties                                           202,906
   Other accrued current expense                                                 43,645
   Notes payable (Note 3)                                                       500,000
   Notes payable - related parties                                              866,324
                                                                            -----------
     Total current liabilities                                                2,014,181

Long Term Liabilities:                                                             --

                                                                            -----------
       TOTAL LIABILITIES                                                      2,014,181

Stockholders' Deficiency
      Preferred stock, $10 par value, 5,000,000 shares authorized; issued
and outstanding, none                                                              --
      Common stock:  $0.001 par value;  20,000,000 shares authorized;
issued and outstanding 16,145,432                                                16,145
      Additional paid-in capital                                             11,181,496
   Less:  Treasury Stock                                                        (12,039)
   Accumulated deficit                                                      (12,772,555)
                                                                            -----------
         Total stockholders' Deficiency                                      (1,586,953)

                                                                            -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY                          427,228
                                                                            ===========



            See condensed notes to consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                                           THREE          THREE           NINE            NINE
                                                           MONTHS         MONTHS         MONTHS          MONTHS
                                                           ENDED          ENDED          ENDED           ENDED
                                                       September 30,  September 30,  September 30,   September 30,
                                                           2007           2007           2007            2006
                                                        -----------    -----------    -----------    -----------


TOTAL REVENUE                                              173,319         39,556        557,365        133,340


COST OF REVENUE                                             70,395         26,495        207,835        104,858
                                                       -----------    -----------    -----------    -----------


GROSS PROFIT                                               102,924         13,061        349,530         28,482


GENERAL AND ADMINISTRATIVE EXPENSES:                       192,402        118,093        556,678        362,457

                                                       -----------    -----------    -----------    -----------
(LOSS) FROM OPERATIONS:                                    (89,478)      (105,032)      (207,148)      (333,975)



OTHER (EXPENSE):                                           (37,049)       (35,644)      (108,782)       (84,479)
   Interest expense - related parties

                                                       -----------    -----------    -----------    -----------
NET LOSS BEFORE INCOME TAXES                              (126,527)      (140,676)      (315,930)      (418,454)


                                                       -----------    -----------    -----------    -----------

NET LOSS                                                  (126,527)      (140,676)      (315,930)      (418,454)
                                                       ===========    ===========    ===========    ===========






Basic and diluted loss per share of common stock:      $     (0.01)   $     (0.01)   $     (0.02)   $     (0.03)


Weighted average number of common shares outstanding    16,145,432     16,145,432     16,145,432     16,145,432



                See condensed notes to the financial statements.


                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                           NINE MONTHS       NINE MONTHS
                                                                              ENDED             ENDED
                                                                          September 30,     September 30,
                                                                              2007              2006
                                                                            --------          --------

Cash flows from operating activities
------------------------------------
 (Loss) from continuing operations                                          (315,930)         (418,454)

      Adjustments to reconcile net loss to net cash used in operating activities

   Depreciation and amortization                                               6,505             7,275
   Write off of bad debts                                                       --              14,156
   Changes in assets and liabilities:
   (Increase)  in accounts receivable                                         (1,257)          (27,657)
   (Increase)  in inventory                                                 (176,495)         (141,520)
  Decrease in prepaid expenses and other assets                               46,537            87,590
    Increase (decrease) in accounts payable and accrued liabilities           (3,017)          165,028
    Increase  in related party accrued interest                              161,440              --
                                                                            --------          --------
Net cash flows (used) in operating activities                               (282,217)         (313,582)


Cash flows from investing activities
------------------------------------
   Purchase of fixed assets                                                   (1,500)          (16,430)
                                                                            --------          --------
Net cash flows (used) in investing activities                                 (1,500)          (16,430)


Cash flows from financing activities
------------------------------------
   Net advances - related parties                                             88,447           331,345
   Principal payments under capital lease                                       --              (2,969)
                                                                            --------          --------
Net cash flows provided by financing activities                               88,447           328,376

                                                                            --------          --------
(Decrease) in cash                                                          (195,270)           (1,636)


Cash and cash equivalents, beginning of period                               236,301             2,828
                                                                            --------          --------
Cash and cash equivalents, end of period                                      41,031             1,192
                                                                            ========          ========


Cash paid during the period for:
--------------------------------
   Interest                                                                        0                 0
   Income taxes                                                                    0                 0
Non-cash investing & financing                                                  None              None



            See condensed notes to consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                        QUARTER ENDED SEPTEMBER 30, 2007
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2006, filed with the Company's Annual Report on Form 10-KSB.

Reclassification - The financial statements for periods prior to September 30, 2007 have been reclassified to conform to the headings and classifications used in the September 30, 2007 financial statements.

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



NOTE 3 - NOTES PAYABLE
                                                                   Accrued            Total
                                                                   Interest           Debt
 Investment Firm, unsecured, payable on December 31, 2007
             including interest at 10% per annum                 $   39,930       $  500,000
                                                                 ==========       ===========


NOTE 4 - NOTES PAYABLE and RELATED PARTY TRANSACTIONS

Funds  are  advanced  from  various  related  parties  including  the  Company's
President and CEO/CFO and entities controlled by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.
The advances are made pursuant to note agreements that bear interest at 10% per annum, with various maturity dates. All notes are current liabilities. Accrued interest to related parties totaled $202,906, at September 30, 2007.


                                                                        Accrued      Total
                                                                        Interest     Debt
                                                                        --------   --------

Scott Haire, Company Chairman, CEO, and CFO,
        unsecured, payable on December 31, 2007, including
        interest at 10% per annum                                       $  2,255   $ 10,000


HEB LLC, Scott Haire an owner, Chairman, CEO, and CFO,
        unsecured, two separate $1,000,000 open lines of credit,
        no maturity  date,  interest at 10% per annum,
        unused lines available at September 30, 2007 total
        $1,458,086                                                       119,193    541,914


Araldo Cossutta, Company Director and Stockholder,
        unsecured series of notes:
        payable on December  31, 2007, with interest at 10%               30,673    142,000
        payable on December 31, 2007, with interest at 10%                49,955    170,000


eAppliance Payment Solutions, LLC, owned by Scott Haire
        and Araldo Cossutta, unsecured, payable on
        December 31, 2007, interest at 10% per annum                         830      2,410
                                                                        --------   --------

                                              Total Current Balance     $202,906   $866,324
                                                                        ========   ========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for the nine months ended September 30, 2007 was approximately $43,527 (2006:
$27,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of September 30, 2007, for each of the next three years and in the aggregate are as follows (approximately):



2007            $      62,000                Federal Payroll Taxes
2008                   58,000
2009                   39,000                The  Company is  delinquent  in the
                ----------------             payment   of   its    payroll   tax
                $     159,000                liabilities   with   the   Internal
                ----------------             Revenue  Service.  As of  September
                ----------------             30,  2007,   unpaid  payroll  taxes
                ----------------             total approximately  $203,484.  The
                ================             Company   has   estimated   related
                                             penalties  and interest at $121,305
computed through September 30, 2007, which are included in current liabilities at September 30, 2007. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.


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

Results of Operations
Nine months ended September 30, 2007 and 2006

Revenues: The Company generated revenues for the nine months ended September 30, 2007 of $557,365 (2006: $133,340), an increase of approximately 318% from the same period in 2006. We believe that the Company will continue to experience higher revenue levels than in the past, primarily as a result of increased expenditures on sales and marketing.

Cost of revenues and gross margin: Costs of revenues for 2007 were $207,835 (2006: $104,858) resulting in a gross margin of $349,530 (2006: $28,482). Our gross margin has increased to approximately 63% of revenues compared to approximately 21% of revenues for the year ago period.

Selling, general and administrative expenses ("SGA").SGA for 2007 were $556,678 (2006: $362,457) consisting primarily of wages, enhanced product promotions, facility-related expenses, and continuing exceptional expense increases related to our fast growth. We expect selling, general and administrative expenses to continue to increase as we continue to expand our marketing efforts and the number of products we offer.

Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventory, and meet its contractual obligations. Additional capital must be raised immediately through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. We have historically relied on advances from related parties to fund our working capital expenses. We realized a loss from operations of $315,930 during the nine months ended September 30, 2007, funded by cash available at December 31, 2006 and additional advances from shareholders of $88,447.

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

                                          MB SOFTWARE CORPORATION


                                          /S/ Scott A. Haire
Date: November 12, 2007                   Scott A. Haire, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Financial Officer)