Form 10KSB/A
period 2006-12-31
MB SOFTWARE CORP
filed 2007-12-03
CIK 714256

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

            For the transition period from _________ to ___________


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

       Registrant's telephone number, including area code: (817) 633-9400

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange on Which Registered
 -------------------------         ---------------------------------------------
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

 ITEM 2.  PROPERTIES...........................................................7

 ITEM 3.  LEGAL PROCEEDINGS....................................................7

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS................................................7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

 ITEM 7.  FINANCIAL STATEMENTS ................................................9

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...........................................9

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS...............................................10

 ITEM 10. EXECUTIVE  COMPENSATION.............................................11

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................12

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................13

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................13

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................14

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

Product Liability Exposure
--------------------------

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

"Penny Stock" Limitations
-------------------------

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

The high and low sales prices are as follows for the periods indicated:

           -------- ------------------------- ----------------- ----------------
           YEAR     QUARTER ENDING            HIGH              LOW
           -------- ------------------------- ----------------- ----------------
           2005     March 31, 2005            $0.80             $0.80
           -------- ------------------------- ----------------- ----------------
                    June 30, 2005             $0.80             $0.80
           -------- ------------------------- ----------------- ----------------
                    September 30, 2005        $0.45             $0.45
           -------- ------------------------- ----------------- ----------------
                    December 31, 2005         $0.22             $0.15
           -------- ------------------------- ----------------- ----------------
           2006     March 31, 2006            $0.45             $0.45
           -------- ------------------------- ----------------- ----------------
                    June 30, 2006             $0.20             $0.20
           -------- ------------------------- ----------------- ----------------
                    September 30, 2006        $0.10             $0.10
           -------- ------------------------- ----------------- ----------------
                    December 31, 2006         $0.05             $0.05
           -------- ------------------------- ----------------- ----------------

--------------------------------------------------------------------------------
Record Holders

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

Results of Operations

Year ended December 31, 2006 Compared to Year ended December 31, 2005
---------------------------------------------------------------------

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

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . F-1

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . F-2

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in Stockholders' Deficiency ... . . . ... F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . .. . . . . . . F-6

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



/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 8, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MB Software Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005, of MB Software Corporation, a Texas Corporation, and Subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MB Software Corporation and Subsidiaries, for the year ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Clancy and Co., P.L.L.C.
Scottsdale, Arizona

May 18, 2006

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

--------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                            $    236,301
   Accounts receivable                                                   59,724
   Inventory                                                             96,571
   Prepaid inventory                                                     46,537
                                                                   ------------
Total current assets                                                    439,133

Fixed assets, net                                                        43,415

Security deposits                                                        13,739
                                                                   ------------

Total Assets                                                       $    496,287
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable                                                      45,396
   Accrued liabilities                                                  302,833
   Obligation under capital lease- current portion                        3,169
   Notes and amounts due to related parties                           1,277,877
   Accrued interest due to related parties                              138,036
                                                                   ------------
Total current liabilities                                             1,767,311

Long-term liabilities                                                      --

                                                                   ------------

Total Liabilities                                                     1,767,311

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock, $10 par value; 5,000,000 shares authorized;
      issued and outstanding none                                          --
   Common stock:  $0.001 par value;  20,000,000 shares authorized;
      issued and outstanding: 16,145,432                                 16,145
   Additional paid-in capital                                        11,181,496
   Accumulated deficit                                              (12,456,626)
   Less: treasury stock, at cost;  4,089 shares                         (12,039)
                                                                   ------------
Total stockholders' deficiency                                       (1,271,024)
                                                                   ------------

Total Liabilities and Stockholders' Deficiency                     $    496,287
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------

                                                  2006           2005
                                             ------------    ------------

Revenues                                     $    189,755    $    211,167

Cost of revenues                                  193,057         271,339
                                             ------------    ------------

Gross margin                                       (3,302)        (60,172)

Selling, general and administrative              (484,583)       (680,651)
                                             ------------    ------------

Loss from operations                             (487,885)       (740,823)

Other income (expense)
   Write-off of liabilities                          --            34,045
   Interest expense, net                         (135,674)        (51,085)
                                             ------------    ------------
Total other income (expense)                     (135,674)        (17,040)
                                             ------------    ------------

Loss before provision for income taxes           (623,559)       (757,863)

Provision for income taxes                           --              --
                                             ------------    ------------

Loss from continuing operations                  (623,559)       (757,863)

                                             ------------    ------------

Net loss                                     $   (623,559)   $   (757,863)
                                             ============    ============

Basic and diluted loss per share:
   Continuing operations                     $      (0.04)   $      (0.05)
                                             ------------    ------------
                                             $      (0.04)   $      (0.05)
                                             ============    ============

Weighted average common shares outstanding     16,145,432      15,665,869
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


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        YEARS DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------

                                        Common           Common                      Additional
                                         Stock           Stock          Stock         Paid-In        Accumulated      Treasury
                                        Shares           Amount      Subscription     Capital          Deficit         Stock
                                      ------------   ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2004              14,921,432   $     14,921    $    221,971    $ 10,960,749   $(11,075,204)   $    (12,039)


Common stock issued under stock
 subscripton                             1,224,000          1,224        (221,971)        220,747           --              --

Net loss                                                                                                (757,863)

                                      ------------   ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2005              16,145,432         16,145            --        11,181,496    (11,833,067)        (12,039)

Net Loss                                                                                                (623,559)
                                      ------------   ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2006              16,145,432   $     16,145    $       --      $ 11,181,496   $(12,456,626)   $    (12,039)
                                      ============   ============    ============    ============   ============    ============





















              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

--------------------------------------------------------------------------------

                                                                                     2006         2005
                                                                                  ---------    ---------

Cash flows from operating activities
Loss from continuing operations                                                   $(623,559)   $(757,863)
Adjustments to reconcile net loss from to net cash used in operating activities
   Depreciation                                                                      21,786       16,219
   Loss on disposal of fixed assets                                                   1,922
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                       (29,526)     (10,112)
   (Increase) decrease in inventory                                                 (65,927)      64,656
   (Increase) decrease in prepaid expenses and other assets                          85,090      (60,472)
    Increase (decrease) in accounts payable and accrued liabilities                 213,166      121,203
                                                                                  ---------    ---------
Net cash flows used in operating activities                                        (398,970)    (624,447)

Cash flows from investing activities
   Purchase of fixed assets                                                         (16,430)     (11,992)
                                                                                  ---------    ---------
Net cash flows used in investing activities                                         (16,430)     (11,992)

Cash flows from financing activities
   Principal payments under capital lease obligation                                 (3,992)      (3,171)
   Proceeds from notes payable - related parties                                    652,865      634,549
                                                                                  ---------    ---------
Net cash flows provided by financing activities                                     648,873      631,378
                                                                                  ---------    ---------

Increase (decrease) in cash                                                         233,473       (5,061)

Cash and cash equivalents, beginning of year                                          2,828        7,889
                                                                                  ---------    ---------
Cash and cash equivalents, end of year                                              236,301
                                                                                                   2,828
                                                                                  ---------    ---------

Cash paid during the year for:
   Interest                                                                            --           --
                                                                                  =========    =========
   Income taxes                                                                        --           --
                                                                                  =========    =========
Supplemental non-cash investing and financing activities: For the year ended
    December 31, 2006:
       None

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





Araldo Cossutta, an       Director and stockholder of   Six separate, unsecured notes as follows: (i)         367,000
individual                the Company                   $75,000 note dated September 30, 2004, at 10%
                                                        per annum, due June 30, 2006; (ii) $80,000 note
                                                        dated September 14, 2005, at 10% per annum,
                                                        due June 30, 2006; (iii) $70,000 note dated June
                                                        15, 2006 at 10% per annum, due June 30, 2006
                                                        and (iv) $42,000 noted date April 5, 2005, at
                                                        10% per annum, due March 31, 2006 and (v) $50,000
                                                        note dated January 4, 2006, at 10% per annum,
                                                        due June 30, 2006 and (vi) $50,000 note dated
                                                        January 31, 2006 due June 30, 2006

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


NOTE 5 - FIXED ASSETS

Fixed assets consists of the following:
Furniture and fixtures                           $       13,607
Phone system                                             13,302
Computer equipment                                       11,796
Artwork                                                  30,000
Web-Site                                                 16,430
                                                ----------------
                                                         85,135
Less accumulated depreciation                            41,720
                                                ----------------
Net book value                                           43,415
                                                ================


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

2007                                            $       90,789
2008                                                    56,636
2009                                                    39,441
2010                                                       --
                                                ----------------
                                                $      186,866
                                                ================






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


NOTE 8 - STOCK OPTIONS

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's stock options follows:

                                                         Weighted Average
                                               Options    Exercise Price
                                            ------------   ------------
Outstanding at 12/31/03                           52,000           5.00
Granted, exercised                                    -              -
Forfeited during 2004                            (52,000)         (5.00)
                                            ------------   ------------
Outstanding at 12/31/05 and 06                        -              -
                                            ============   ============


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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2006 and 2005 is as follows (rounded):

                                                    2006         2005
                                                ----------    ----------

Expected federal income tax benefit             $ 212,000     $ 248,000
Valuation allowance and other                    (212,000)     (248,000)
                                                ----------    ----------
Income tax  expense (benefit)                          -             -
                                                ==========    ==========


Deferred tax asset at December 31, 2006, is as follows:

Net operating loss carry forwards                   $ 4,200,000
Valuation allowance                                  (4,200,000)
                                                ----------------
Net current deferred tax asset                         --



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

There were no changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of such evaluation.

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

Audit Committee
---------------

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

Compensation Committee
----------------------

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

Nominating Committee
--------------------

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

Shareholder Communications with the Company's Board of Directors
----------------------------------------------------------------

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
Principal Position   Year      Salary       Bonus    Compensation   Award(s)       Options      payouts    Compensation
                                 ($)         ($)         ($)          ($)          SARs(#)        ($)          ($)
------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------

Scott A. Haire         2006      -0-          -           -            -              -            -            -
                       2005      -0-          -           -            -              -            -            -
                       2004      -0-          -           -            -              -            -

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

                                               Amount and Nature
Title    Name of Beneficial                      of Beneficial         Percent
Class    Owner of Group(1)                         Ownership           of Class
-----    -----------------                         ---------           --------

Common   Scott A. Haire(2)                         7,747,284               54%

Common   Araldo A. Cossutta                        4,717,000               33%
Common   Steven W. Evans                           1,015,000                7%
Common   Thomas J. Kirchhofer                        --

Common   Robert E. Gross                             --

Common   Applied Nutritionals                        900,000                6%

Common   Gilbert Valdez                                1,666

Common   All Directors and Executive Officers
                  As a Group (six in number)      13,480,950            83.50%
* less than 1%

(1) Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
(2) 6,980,070 of these shares are held by H.E.B., LLC. Mr. Haire is the managing member and majority owner of H.E.B., LLC, and as such, is deemed to be the beneficial owner of such shares.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2007.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature             Title                                       Date
---------             -----                                       ----


/s/ Scott A. Haire    CEO, President, Chairman and Principal    March 26, 2007
------------------    Financial Officer
Scott A. Haire

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