Form 10KSB/A
period 2006-12-31
MB SOFTWARE CORP
filed 2008-02-05
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006
             ------------------------------------------------------

[.] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _____________


                         Commission File Number 0-11808

                             MB SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

            Texas                                      59-2220004
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

               777 Main Street, Suite 3100, Fort Worth Texas 76102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             MB SOFTWARE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2006


                                                                            Page
                                                                           -----
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

The high and low sales prices are as follows for the periods indicated:

         ------- --------------------------- ----------------- ----------------
         YEAR    QUARTER ENDING              HIGH              LOW
         ------- --------------------------- ----------------- ----------------
         2005    March 31, 2005              $0.80             $0.80
         ------- --------------------------- ----------------- ----------------
                 June 30, 2005               $0.80             $0.80
         ------- --------------------------- ----------------- ----------------
                 September 30, 2005          $0.45             $0.45
         ------- --------------------------- ----------------- ----------------
                 December 31, 2005           $0.22             $0.15
         ------- --------------------------- ----------------- ----------------
         2006    March 31, 2006              $0.45             $0.45
         ------- --------------------------- ----------------- ----------------
                 June 30, 2006               $0.20             $0.20
         ------- --------------------------- ----------------- ----------------
                 September 30, 2006          $0.10             $0.10
         ------- --------------------------- ----------------- ----------------
                 December 31, 2006           $0.05             $0.05
         ------- --------------------------- ----------------- ----------------


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

ITEM 7. FINANCIAL STATEMENTS

                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
 ------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm. . . . . . . . .. .. F-1

Report of Independent Registered Public Accounting Firm. . . . . . . .. . . .F-2

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




                    MB SOFTWARE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        YEARS DECEMBER 31, 2006 AND 2005

------------------------------------------------------------------------------------------------------------------------------------

                                    Common          Common                       Additional
                                     Stock          Stock           Stock         Paid-In       Accumulated      Treasury
                                    Shares          Amount       Subscription     Capital         Deficit         Stock
                                 ------------    ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2004         14,921,432    $     14,921    $    221,971    $ 10,960,749   $(11,075,204)   $    (12,039)

Common stock issued under stock
subscripton                         1,224,000           1,224        (221,971)        220,747           --              --

Net loss                                                                                           (757,863)

                                 ------------    ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2005         16,145,432          16,145            --        11,181,496    (11,833,067)        (12,039)

Net Loss                                                                                            (623,559)
                                 ------------    ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2006         16,145,432    $     16,145              $-    $ 11,181,496   $(12,456,626)   $    (12,039)
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

The following is a summary of property held under capital lease:

Phone system                                     $   13,302
Less accumulated depreciation                        10,575
                                                ------------
Net book value                                        2,727
                                                ============




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


NOTE 8 - STOCK OPTIONS

Effective May 5, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "Plan") for key executives and employees. A summary of changes in the Company's stock options follows:

                                                          Weighted Average
                                               Options     Exercise Price
                                           -------------- ----------------
Outstanding at 12/31/03                           52,000             5.00
Granted, exercised                                     -                -
Forfeited during 2004                           (52,000)           (5.00)
                                           -------------- ----------------
Outstanding at 12/31/05 and 06                         -                -
                                           ============== ================


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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2006 and 2005 is as follows (rounded):

                                                    2006          2005
                                                -----------    -----------
Expected federal income tax benefit             $ 212,000      $ 248,000
Valuation allowance and other                    (212,000)      (248,000)
                                                -----------    -----------
Income tax  expense (benefit)                          -              -
                                                ===========    ===========


Deferred tax asset at December 31, 2006, is as follows:

Net operating loss carry forwards                   $ 4,200,000
Valuation allowance                                  (4,200,000)
                                                ----------------
Net current deferred tax asset                         -





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

---------------------- ---------------------------------------- ----------------
Signature              Title                                    Date
---------------------- ---------------------------------------- ----------------

/s/ Scott A. Haire     CEO, President, Chairman and Principal   March 26, 2007
-------------          Financial Officer
Scott A. Haire

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