Form 10-K
period 2007-12-31
MB SOFTWARE CORP
filed 2008-04-04
CIK 714256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2007
             ------------------------------------------------------

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

       Registrant's telephone number, including area code: (817) 820-7080

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated   Accelerated       Non-accelerated          Smaller reporting
    filer |_|        filer |_|          filer |_|                company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ]Yes [X] No

Issuer's revenues for its most recent fiscal year: $630,505. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price $0.30 at which the common equity was sold as of June 30, 2007 was approximately $0.00

As of April 2, 2008, 16,645,432 shares of the Issuer's $.001 par value common stock were issued and 16,641,343 outstanding.

                             MB SOFTWARE CORPORATION
                                             Form 10-K
                      For the Year Ended December 31, 2007


                                                                            Page
                                                                            ----

ITEM 1.  BUSINESS  ............................................................1

ITEM 1A.  RISK FACTORS.........................................................3

ITEM 1B.  UNRESOLVED STAFF COMMENTS...........................................10

ITEM 2.  PROPERTIES...........................................................11

ITEM 3.  LEGAL PROCEEDINGS....................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
     SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.............12

ITEM 6.  SELECTED FINANICAL DATA..............................................13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................................13

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
     ABOUT MARKET RISKS.......................................................17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMTARY DATA............................18
                                                                             F-1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE......................................19

ITEM 9A(T).  CONTROLS AND PROCEDURES..........................................19

ITEM 9B.  OTHER INFORMATION...................................................19

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE................20

ITEM 11. EXECUTIVE COMPENSATION...............................................23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND DIRECTOR INDEPENDENCE..........................................24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................24

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................25

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES..............................26

                                     PART 1


ITEM 1.   BUSINESS

BACKGROUND

      Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations. We hold the exclusive worldwide license to certain patented technologies and processes related to an advanced collagen based wound care product formulation, which we market under the brand name "CellerateRx(TM)". These products are FDA cleared for marketing for the following indications:
pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds. We believe that these products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

      Our CellerateRx products are currently marketed to and being used by wound care providers of all types. These products are also approved for reimbursement under Medicare Part B and as a consequence, the professional medical market is, and will remain the primary focus of our marketing and sales efforts for the immediate future. We believe that these products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

      We currently have limited business operations, maintaining leased offices in Fort Worth, Texas and Fort Lauderdale, Florida. All of our major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although Wound Care Innovations is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care Innovations also conducts other activities that are typical of a product distributor, including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care Innovations's Fort Lauderdale offices.

      Manufacturing of our products is conducted by Applied Nutritionals. CellerateRx is a trademark of Applied Nutritionals, LLC. Warehousing, shipping, and physical inventory management is outsourced to Diamond Contract Manufacturing of Rochester, NY.

      We have been pre-marketing CellerateRX products to select markets and have received positive user feedback from many healthcare markets, including long term care facilities, wound care centers, hospitals, homecare agencies, and durable medical equipment companies. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that represent strong recurring revenue opportunities for the Company. Our pre-marketing work is beginning to bear results that we believe will generate additional revenues during 2008.

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

WOUND CARE INDUSTRY

      The U.S. wound care market serves between three to five million patients annually with wounds resulting from diabetes, arterial insufficiency, pressure caused by immobility and other causes. Advanced wound care technologies, a segment of the overall U.S. wound care market, was approximately $2.6 billion in 2006, and is expected to reach $4.6 billion by 2011, an average annual growth rate of approximately 12%. According to BBC Research, wound care dressings, sealants, and anti-adhesion products held approximately 59% of the advanced wound care technologies market in 2006. By the end of 2011 this segment is expected to hold 55% of the total U.S. market.

      New technologies and an increasing older population are two of the major driving forces behind the advanced wound care market. There is growing appeal for the market due to the fast healing benefits and reduced patient follow-ups. In addition, military wound care, alternative wound care, future research, and upcoming technology represent significant trends and growth for the changing wound care market.

      Within the wound care products market, there are two typical groups of products: drugs and devices. CellerateRx products are currently classified by the FDA as Class I medical devices, and are further classified as dressings. Although collagen has been used for a number of years as a component of wound care dressings, we believe that the patented form of collagen in CellerateRx products allows these dressings to have a more active role in wound therapy than other currently available collagens based wound care dressings. The dressing market in the United States is currently estimated to be $2.5 billion per year.

      The overall market for wound care products in the U.S. consists of healthcare professionals and organizations that provide care for those with wounds; durable medical equipment companies that supply ambulatory patients with products; and product companies that market drugs, devices, and methodologies to healthcare organizations and patients. Presently, we focus on sales and marketing activities directed toward professionals and organizations that will either resell CellerateRx products or use them in the course of treating their patient's wounds.

GENERAL BUSINESS PLAN

      Our general business plan is to introduce CellerateRx products to select national and regional healthcare provider organizations, and focus on geographically-targeted marketing. Our CellerateRx products are currently being used by a variety of wound care providers, and are getting to market through a variety of distribution channels. CellerateRx products are currently approved for reimbursement under Medicare Part B. As a consequence, the professional medical market is, and will, remain the primary focus of our marketing and sales efforts for the immediate future.

PRODUCTS

      Currently, our products for the professional healthcare market consist of CellerateRX in both gel and power form. Both products contain the patented form of collagen and may be used on a variety of wounds, wound states, and phases. Although no clinical studies are currently planned, we intend to conduct a number of clinical studies for the purposes of quantifying the benefits of CellerateRX. We anticipate planning study design and management in the near future.

      Effective November 28, 2007, we entered into separate exclusive license agreements with Applied Nutritionals and its founder George Petito, pursuant to which Wound Care Innovations obtained the exclusive worldwide license to certain patented technologies and processes related to CellerateRx. Wound Care Innovations had been marketing and selling CellerateRx during the previous three years under the terms of a distribution agreement with Applied Nutritionals that was terminated in 2005. The new licenses are limited to the human health care market for external wound care, and include any new product developments based on the licensed patent and processes. The term of these licenses extends through the life of the licensed patent.

      In consideration for the licenses, Wound Care Innovations agreed to pay Applied Nutritionals and Mr. Petito the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000, in the aggregate, on January 3, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, after January 3, 2009, we must maintain a minimum aggregate annual royalty payment of $375,000.

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

      We believe that the spectrum of use of CellerateRx products allows us to market to a wide range of customers, and will facilitate relationships with compatible product companies for potential joint marketing activities.

      Our packaging, inventory management, and shipping activities are currently outsourced to Diamond Contract Manufacturing, a non-affiliated entity who provides packaging, warehousing, and fulfillment services from their Rochester, NY facilities.

PRODUCT PRODUCTION AND DEVELOPMENT

      In addition to the license agreements for the patented technologies and processes related to CellerateRx, Wound Care Innovations also entered into an exclusive manufacturing agreement with Applied Nutritionals pursuant to which Applied Nutritionals will manufacture all CellerateRx and related products for us. The term of the manufacturing agreement extends through the life of the licensed patent; but may be terminated by a successor in interest, if such successor has, annual revenues of at least $100,000,000 or a market capitalization of at least $200,000,000.

      We conduct our research and development activities, in conjunction with Applied Nutritionals. Although our efforts are currently focused on marketing and selling our current product lines, we anticipate that we may develop derivative products, utilizing the patented form of collagen, for other markets and applications.

EMPLOYEES

      We currently have three employees in Florida. In addition, we use administrative services provided by two employees of an entity managed by Mr. Scott Haire, our Chairman, President and Chief Executive Officer.

COMPETITION

      The wound care market is served by a number of large, multi-product line companies offering a suite of products to the market. CellerateRx products compete with all primary dressings, some prescription therapies (drugs), and other medical devices. Manufacturers and distributors of competitive products include: Smith & Nephew, Johnson & Johnson, Healthpoint, and Biocore. Many of our competitors are significantly larger that we are and have more financial and personnel resources than we do. Consequently, we will be at a competitive disadvantage in marketing and selling our products into the marketplace. We believe, however, that the patented molecular form of collagen we use in CellerateRx allows our products to outperform currently available non-active dressings, reduce the cost of wound management, and replace a variety of other products with a single primary dressing.

ITEM 1A.  RISK FACTORS

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

WE EXPECT TO INCUR LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

      We have incurred net losses since we began our current operations in 2004. Our net loss was approximately $623,559 for our year ended December 31, 2006, and approximately $542,757 for the year ended December 31, 2007. We expect to make significant investments in our sales and marketing programs and research and development, resulting in a substantial increase in our operating expenses. Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future. We may not be able to generate sufficient revenue from sales of our products and related professional services to become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability. We cannot predict when we will operate profitably, if at all. If we fail to achieve or maintain profitability, our stock price may decline.

WE HAVE A LIMITED OPERATING HISTORY WITH WHICH YOU CAN EVALUATE OUR CURRENT BUSINESS MODEL AND PROSPECTS

      We acquired Wound Care Innovations in August of 2004 and we have not been profitable to date. Although we have seen our sales increase in the four and a half years since the acquisition, we cannot predict if and when we may become profitable. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

     >> Because our products are still at a relatively early stage of commercialization, it is difficult for us to forecast the full level of market acceptance that our solution will attain;

     >> competitors may develop products that render our products obsolete or noncompetitive or that shorten the life cycles of our products. Although we have had initial success, the market may not continue to accept our wound care products;

     >>   we may not be able to attract and retain a broad customer base; and

     >> we may not be able to negotiate and maintain favorable strategic relationships.

Failure to successfully manage these risks could harm our business and cause our stock price to fall. Furthermore, to remain competitive, we will need to add to our current product line, and we may not succeed in creating and marketing new products. A decline in demand for, or in the average price of, our wound care products would have a direct negative effect on our business and could cause our stock price to fall.

OUR PRODUCTS ARE MANUFACTURED ONLY BY APPLIED NUTRITIONALS

      Applied Nutritionals holds the patent to, and is currently the sole source of the products we offer for sale. Our growth and ability to meet customer demands depends in part on our ability to obtain timely deliveries of product from our manufacturer. We may in the future experience a shortage of product as a result of manufacturing process issues or capacity problems at our supplier, or strong demand for the ingredients constituting our products.

      If shortages or delays persist, the cost to manufacture our products may increase, or may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough product at reasonable prices or of acceptable quality to meet our or our customer's needs. Accordingly, our revenues could suffer and our costs could increase until other sources can be developed. There can be no assurance that we will not encounter these problems in the future.

      The fact that we do not own our manufacturing facilities could have an adverse impact on the supply of our products and on operating results. While we will have the ability to manufacture these products in the event that Applied Nutritionals is not able to fulfill our product orders, in such event, we may temporarily be prevented from marketing and selling our products until we were able to locate a substitute manufacturer.

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

      The market for wound care products is intensely competitive. Competition in the wound care market is heavy among a vast array of medical devices, drugs, and therapies. Many of our existing and potential competitors have better brand recognition, longer operating histories, larger customer bases and are very well capitalized and will continue to compete aggressively.

      Most companies providing wound care products are able to offer customers multiple products. By doing so, they effectively offset the cost of customer acquisition and support across several revenue sources. With only one product line, our costs are relatively much higher and may prevent us from achieving strong profitability.

      Further, although our wound care products have performed well in customer evaluations, we are a relatively unknown entity with a relatively unknown brand in a market significantly controlled by much larger products companies. We may not, even with strong customer accounts, be able to establish the credibility necessary to secure large national customers.

      Our competitors may be able to keep us out of some distribution channels, close us out from some larger accounts with "Master Contracts" for full product lines, and create market awareness that hinders our abilities to secure key accounts in a cost effective way. Increased competition could significantly reduce our future revenue and increase our operating losses due to price reductions, lower gross margins or lost market share, which could harm our business and cause our stock price to decline.

PRODUCT LIABILITY EXPOSURE

      We face an inherent risk of exposure to product liability claims in the event that the use of any product we sell results in injury. Such claims may include, among others, that these products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or marketing the products we sell. In any event, any such indemnification if obtained would be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial condition.

FEDERAL REGULATIONS AND CHANGES IN REIMBURSEMENT POLICIES

      Our CellerateRx products are currently classified by the FDA as Class I medical devices, and are further classified as dressings and are cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds. Because our products are classified by the FDA as medical devices and not drugs, we were not required to pursue stringent clinical trials. Many physicians and larger, sophisticated healthcare provider organizations, however, often require clinical studies demonstrating specific performance capabilities of any new products. We do not have results from controlled clinical studies and the lack of such studies could adversely affect our ability to obtain large institutional customers. Further, if the FDA were to change its policies regarding the classification or marketing of our products for any reason, we would likely be required to conduct and submit data to satisfy additional requirements.

      Healthcare services are heavily reliant upon health insurance reimbursement. Although many current insurance plans place much of the financial risk on providers of care (allowing them to choose whatever products/therapies are most cost effective) under capitated or prospective payment structures, much of our business is related to Medicare-eligible populations. Although our products are currently eligible for reimbursement under Medicare Part B, adjustments to our reimbursement amounts or a change in Medicare's reimbursement policies could have an adverse effect on our ability to pursue market opportunities.

IF WE CANNOT MEET OUR FUTURE CAPITAL REQUIREMENTS, OUR BUSINESS WILL SUFFER

      We will need additional financing to continue operating our business. We need to raise additional funds in the future through public or private debt or equity financings in order to:

     >>   fund operating losses;

     >> scale sales and marketing to address the market for wound care products;

     >> take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

          >>   hire, train and retain employees;

          >>   develop new products; or

          >>   respond to economic and competitive pressures.

      If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Our future success may be determined in large part by our ability to obtain additional financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all. If adequate funds are not available or are not available on acceptable terms, our operating results and financial condition may suffer, and our stock price may decline.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

      We are an emerging company. As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the company reaches critical mass and the market becomes more stable. These fluctuations are due to a variety of factors, some of which are outside of our control, including:

          >> the fact that we are a relatively young company with relatively young products;

          >>   our  ability  to  attract  new  customers  and  retain   existing
               customers;

          >> the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

          >> the amount and timing of operating expense relating to the expansion of our business and operations;

          >>   the   development   of  new  wound  care   products   or  product
               enhancements by us or our competitors;

          >> actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our financial statements; and

          >>   how well we execute on our strategy and operating plans.

      As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse affect on our business, results of operations, and financial condition that could adversely affect our stock price.

      We also typically realize a significant portion of our revenue in the last few weeks of a quarter because of our customers' purchasing patterns. As a result, we are subject to significant variations in license revenue and results of operations if we incur a delay in a large customer's order. If we fail to close one or more significant license agreements that we have targeted to close in a given quarter, this failure could seriously harm our operating results for that quarter. Failure to meet or exceed the expectation of securities analysts or investors due to any of these or other factors may cause our stock price to fall.

OUR REVENUES FOR A PARTICULAR PERIOD ARE DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUES MAY HARM OUR OPERATING RESULTS

      As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than we anticipate, or may decline. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short term business changes.

DISRUPTION OF, OR CHANGES IN, OUR DISTRIBUTION MODEL OR CUSTOMER BASE COULD HARM OUR SALES AND MARGINS

      If we fail to manage the distribution of our products properly, or if the financial condition or operations of our reseller channels weaken, our revenues and gross margins could be adversely affected. Furthermore, a change in the mix of our customers between service provider and enterprise, or a change in the mix of direct and indirect sales, could adversely affect our revenues and gross margins.

      Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

          >> in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products;

          >> some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions;

OUR PROPRIETARY RIGHTS MAY PROVE DIFFICULT TO ENFORCE

      We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have the exclusive license underlying our collagen based CellerateRx products, there can be no assurance that these patents or our other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will in fact provide competitive advantages to us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. If we are unable to protect our proprietary rights (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products that have enabled us to be successful.

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

      Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the healthcare field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

      Our success will depend in large part on our ability to attract and retain skilled executive, managerial, sales, and marketing personnel. Competition for these personnel is intense in the market today. Volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly executive management, engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

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

      In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many small companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, some of whom we anticipate compensating in part based on the performance of our stock price.

FAILURE TO MANAGE OUR PLANNED GROWTH COULD HARM OUR BUSINESS

      Our ability to successfully market and sell our wound care products and implement our business plan requires an effective plan for managing our future growth. We plan to increase the scope of our operations at a rapid rate. Future expansion efforts will be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our operating results and financial condition and cause our stock price to fall.

A FEW OF OUR EXISTING SHAREHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND WILL HAVE A SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT A CHANGE IN CONTROL

      You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. Our officers and board members own approximately 79% of the 16,141,343 shares of our common stock outstanding. If management votes together, it will influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires. For example, our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Please see "Principal Stockholders" for a more detailed description of our share ownership.

LIQUIDITY OF OUR COMMON STOCK

      Although there is a public market for our common stock, trading volume has been historically low which substantially increases your risk of loss. We can give no assurance that an active and liquid public market for the shares of the common stock will develop in the future. Low trading volume in our common stock could affect your ability to sell the shares of common stock. The development of a public trading market depends upon not only the existence of willing buyers and sellers, but also on market makers. The market bid and asked prices for the shares may be significantly influenced by decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in the shares. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. Additionally, in order to maintain our eligibility for quotation on the OTC Bulletin Board, we need to have at least one registered and active market maker. No assurance can be given that any market making activities of any additional market makers will commence or that the activities of current market makers will be continued.

SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN FUTURE OFFERINGS

      Future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. The price of our common stock could also drop as a result of the exercise of options for common stock or the perception that such sales or exercise of options could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.

      As of March 1, 2008, there were 16,645,432 shares of common stock issued and 16,641,343 outstanding. In addition, we have issued convertible notes, which if held to maturity will convert into 1,206,897 shares of common stock, and warrants representing 1,500,000 shares of common stock are currently outstanding. In addition, we have 1,490.196 shares of our Series A Convertible Preferred Stock issued and outstanding that will automatically convert into 7,600,000 shares of common stock.

OUR ARTICLES AND BYLAWS MAY DELAY OR PREVENT A POTENTIAL TAKEOVER OF US

      Our Articles of Incorporation, as amended, and Bylaws, as amended, contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, even if the takeover is in the best interest of our stockholders. The Bylaws limit when stockholders may call a special meeting of stockholders. The Articles also allow the Board of Directors to fill vacancies, including newly created directorships.

NO DIVIDEND PAYMENTS

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

     Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors" section above. These factors may cause our actual results to differ materially from any forward-looking statement. Readers are urged to carefully review and consider the various disclosures we make in this report and in our other reports filed with the Securities and Exchange Commission.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. Our management believes its assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that our actual results of operations or the results of our future activities will not differ materially from these assumptions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None

ITEM 2. DESCRIPTION OF PROERTY

      The Company's principal executive office is located at 777 Main Street, Fort Worth. TX 761021. These offices contain approximately 2,390 square feet and are leased for a 2 year term expiring March 31, 2010. Rental on our executive offices is $3,784.00 per month. Wound Care's principal office is located at 790 E Broward Blvd, Suite 300, Fort Lauderdale, FL 33301. These offices contain approximately 2,000 square feet and are leased for a 5 year term expiring September 2009. Rental on Wound Care's office is $4,130.77 per month.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

      The high and low sales prices are as follows for the periods indicated:


           --------------- --------------------------- ------------ -----------
           YEAR            QUARTER ENDING              HIGH         LOW
           --------------- --------------------------- ------------ -----------
           2006            March 31, 2006              $0.45        $0.10
           --------------- --------------------------- ------------ -----------
                           June 30, 2006               $0.45        $0.10
           --------------- --------------------------- ------------ -----------
                           September 30, 2006          $0.20        $0.10
           --------------- --------------------------- ------------ -----------
                           December 31, 2006           $0.10        $0.05
           --------------- --------------------------- ------------ -----------
           2007            March 31, 2007              $0.45        $0.05
           --------------- --------------------------- ------------ -----------
                           June 30, 2007               $0.30        $0.06
           --------------- --------------------------- ------------ -----------
                           September 30, 2007          $0.35        $0.10
           --------------- --------------------------- ------------ -----------
                           December 31, 2007           $1.10        $0.32
           --------------- --------------------------- ------------ -----------

RECORD HOLDERS

      As of March 1, 2008, there were approximately 2,000 shareholders of record holding a total of 16,645,432 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

      Set forth below is information regarding the issuance and sales of the Company's securities without registration for the past fiscal year. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.

      Effective November 28, 2007, in connection with the entry by Wound Care Innovations into certain license agreements with Applied Nutritionals and Mr.

George Petito, we issued to Mr. George Petito 1,000 shares of a newly designated Series A Convertible Preferred Stock.

      Effective January 1, 2008, we issued 490.196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners in exchange for the cancellation of approximately $1,500,000 in debt.

      Effective January 11, 2008, we issued and sold 86,207 shares of our common stock and warrants to purchase an aggregate of 1,500,000 additional shares of common stock in exchange for $50,000. We also issued and sold a convertible note in the principal amount of $700,000 (the "Note"). The Note initially converts into 1,206,897 shares, subject to certain adjustments to the conversion price.

      The foregoing issuance of the shares of our common stock, the convertible promissory notes and the warrants described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 6.  SELECTED FINANCIAL DATA

      As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this document. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this memorandum, particularly in "Risk Factors."

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

      Other key factors that affect our operating results are:

     >>   Overall customer demand and acceptance for our various products.

     >> Volume of products ordered and the prices at which we sell our products.

     >>   Our ability to manage our cost structure for capital  expenditures and
          operating  expenses  such  as  salaries  and  benefits,   freight  and
          royalties.

     >>   Our ability to match operating costs to shifting volume levels.

     >>   Increases in the cost of raw materials and other supplies.

     >>   The impact of competitive products.

     >>   Limitations on future financing.

     >> Increases in the cost of borrowings and unavailability of debt or equity capital.

     >>   Our inability to gain and/or hold market share.

     >> Exposure to and expense of resolving and defending product liability claims and other litigation.

     >>   Managing and maintaining growth.

     >> The success of product development and new product introductions into the marketplace.

     >>   The departure of key members of management.

     >>   Our ability to efficiently manufacture our products.

     >>   Unexpected customer bankruptcy.

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

OVERVIEW AND PLAN OF OPERATION

      Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC, a Nevada limited liability company. We hold the exclusive worldwide license to certain patented technologies and processes related to an advanced collagen based wound care product formulation, which we market under the brand name "CellerateRx(TM)". These products are FDA cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds.

      Our CellerateRx products are currently marketed to and being used by wound care providers of all types. These products are also approved for reimbursement under Medicare Part B and as a consequence, the professional medical market is, and will remain the primary focus of our marketing and sales efforts for the immediate future. We believe that these products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

      We currently have limited business operations, maintaining leased offices in Fort Worth, Texas and Fort Lauderdale, Florida. All of our major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although Wound Care Innovations is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care Innovations also conducts other activities that are typical of a product distributor, including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care Innovations's Fort Lauderdale offices.

      Manufacturing  of our  products  is  conducted  by  Applied  Nutritionals.

CellerateRx is a trademark of Applied Nutritionals, LLC. Warehousing,  shipping,
and  physical   inventory   management  is   outsourced   to  Diamond   Contract
Manufacturing of Rochester, NY.

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

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

      We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

      Inventories. Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The Company has recorded an allowance for obsolete and slow moving inventory of $7,260 at December 31, 2007.

      Stock-based compensation. The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant.

      Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized will include the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006. Results for periods prior to January 1, 2006, have not been restated. The adoption of this new standard had no impact to the Company's financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. Based on the Company's evaluation of the adoption of the new standard, however, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.

RESULTS OF OPERATIONS

Year ended December 31, 2007 Compared to Year ended December 31, 2006
---------------------------------------------------------------------

      Revenues. The Company generated revenues for the year ended December 31, 2007 of $630,505 compared to revenues of $189,755 for the year ended December 31, 2006, or a 233% increase in revenues.

      Cost of revenues and gross margin. Costs of revenues for the year ended December 31, 2007 were $223,184 resulting in a gross profit margin of $407,321, compared to cost of revenues for the year ended December 31, 2006 of $193,057 and gross loss margin of $3,302. Our margins continue to be small, but our client base is growing and we believe that the product is gaining traction in the wound care field.

      Selling, general and administrative expenses ("SGA"). SGA consists primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. SGA for 2007 were $813,058 compared to $484,583 for fiscal 2006, or an increase of approximately 68%. We expect SGA to increase in the future as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company currently has limited resources to maintain its current operations, secure more inventories, and meet its contractual obligations. Additional capital must be raised through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business. During 2006, certain related parties advanced us approximately $153,000 for working capital purposes. We also secured a short-term loan of $500,000, due March 31, 2007. We generated a loss from operations of $623,559 and our cash position at December 31, 2006 was $236,301. During 2007 our short term borrowings increased by $230,197. We generated a loss of $542,756 and our cash position at December 31, 2007 was $781.

      Effective January 1, 2008, $1,495,664 of Company debt was cancelled in exchange for 490.196 shares of our Series A Convertible Preferred stock.

      Effective January 11, 2008, we received $50,000 from the sale and issuance of 86,207 shares of our common stock and warrants to purchase common stock, and an additional $700,000 from the sale and issuance of a convertible promissory note.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                   Index to Consolidated Financial Statements

--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm. . . . . . . . . . . F-1

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . ..F-2

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .. F-3

Consolidated Statements of Changes in Stockholders' Deficiency ... . .. . ...F-4

Consolidated Statements of Cash Flows . . . . . . . . . . . . .. . . .  . . .F-5

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . ..F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
MB SOFTWARE CORPORATION AND SUBSIDIARY


We have audited the accompanying consolidated balance sheet of MB Software Corporation and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MB Software Corporation and Subsidiary as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 28, 2008

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007
ASSETS
------

CURRENT ASSETS:

Cash                                                         $        781
Accounts Receivable                                                24,668
Notes Receivable                                                   81,650
Inventory                                                         263,276
                                                             ------------
Total current assets                                              370,375

Property and Equipment, Net                                        23,335

Investments
Other Assets                                                       12,020
                                                             ------------
TOTAL ASSETS                                                 $    405,730
                                                             ============





LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:

Accounts payable                                             $    110,107
Dividends/Royalties, Accrued liabilities                          326,649
Accrued interest-Related Parties                                  274,680
Notes Payable- Related Parties                                  1,498,074
Notes Payable                                                      10,000
                                                             ------------
Total Current Liabilities                                       2,219,510
                                                             ------------
TOTAL LIABILITIES                                               2,219,510

Stockholders' Deficiency
      Preferred stock, $10 par value, 5,000,000 shares             10,000
authorized; 1,000 issued and outstanding
      Common stock:  $0.001 par value;  100,000,000 shares         16,145
authorized;
         16,145,432 issued and 16,141,343 outstanding:               --
   Additional paid-in capital                                  11,171,496
Less Treasury Stock, at cost; 4,089 shares                        (12,039)
Accumulated deficit                                           (12,999,382)
                                                             ------------
Total stockholders deficiency                                  (1,813,780)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS'                          $    405,730
 DEFICIENCY                                                  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

--------------------------------------------------------------------------------

                                                 2007            2006
                                             ------------    ------------
Revenues                                     $    630,505    $    189,755


Cost of revenues                                  223,184         193,057
                                             ------------    ------------

Gross margin                                      407,321          (3,302)

Selling, general and administrative              (813,058)       (484,583)
                                             ------------    ------------

Loss from operations                             (405,737)       (487,885)

Other income (expense)
   Interest expense, net                         (137,019)       (135,674)
                                             ------------    ------------
Total other income (expense)                     (137,019)       (135,674)
                                             ------------    ------------

Loss before provision for income taxes           (542,756)       (623,559)

Current tax expense                                  --              --
Deferred tax expense                                 --              --

Loss from continuing operations                  (542,756)       (623,559)
                                             ------------    ------------

Net loss                                     $   (542,756)   $   (623,559)
                                             ============    ============

Basic and diluted loss per share:
   Continuing operations                     $      (0.03)   $      (0.04)
                                             ------------    ------------
                                             $      (0.03)   $      (0.04)
                                             ============    ============

Weighted average common shares outstanding     16,141,343      16,141,343
                                             ============    ============











              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     MB SOFTWARE CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

---------------------------------------------------------------------------------------------------------------------
                          Preferred    Preferred
                            Stock        Stock       Common        Common       Additional
                           Shares        Amount       Stock         Stock        Paid-In     Accumulated    Treasury
                        ------------  ------------ ------------  ------------  ------------  ------------  ------------

Balance,December 31,                                 16,145,432  $     16,145  $  1,181,496  $(11,833,067) $    (12,039)
2005
Net Loss                                                                                         (623,559)
                        ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance, December 31,
2006                                                 16,145,432        16,145    11,181,496   (12,456,626)     (12,039)
                        ------------  ------------ ------------  ------------  ------------  ------------  ------------
Issuance of preferred
stock                          1,000        10,000                                  (10,000)
                        ------------  ------------ ------------  ------------  ------------  ------------  ------------
Net Loss                                                                                         (542,756)

                        ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance, December 31,
2007                           1,000  $     10,000   16,145,432  $     16,145  $ 11,181,496  $(12,999,382) $    (12,039)
                        ============  ============ ============  ============  ============  ============  ============



















              The accompanying notes are an integral part of these
                       consolidated financial statements.



                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

--------------------------------------------------------------------------------
                                                                                      2007        2006
                                                                                   ---------    ---------

Cash flows from operating activities
------------------------------------
Loss from continuing operations                                                    $(542,756)   $(623,559)

Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation                                                                       20,080       21,786
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                         35,056      (29,526)
   (Increase) decrease in inventory                                                 (166,705)     (65,927)
   (Increase) decrease in prepaid expenses and other assets                           48,256       85,090
    Increase (decrease) in accounts payable and accrued liabilities                   64,711      213,166
    Increase (decrease) in royalties payable, including related accrued interest     160,460         --
                                                                                   ---------    ---------
Net cash flows (used) in operating activities                                       (380,898)    (398,970)

Cash flows from investing activities
------------------------------------
   Increase in notes receivable                                                      (81,650)        --
   Purchase of fixed assets                                                             --        (16,430)
                                                                                   ---------    ---------
Net cash flows used in investing activities                                          (81,650)     (16,430)

Cash flows from financing activities
------------------------------------
   Principal payments under capital lease obligation                                  (3,169)      (3,992)
   Proceeds from notes payable                                                        10,000         --
   Proceeds from notes payable-related parties                                       385,000      670,000
   Payments on notes payable-related party                                          (105,000)        --
   Net payment on line of credit-related party                                       (59,803)     (17,135)
                                                                                   ---------    ---------
Net cash flows provided by financing activities                                      227,028      648,873
                                                                                   ---------    ---------

Increase (decrease) in cash                                                         (235,520)     233,473

Cash and cash equivalents, beginning of year                                         236,301        2,828
                                                                                   ---------    ---------
Cash and cash equivalents, end of year                                             $     781    $ 236,301
                                                                                   ---------    ---------
Cash paid during the year for:
------------------------------
   Interest                                                                        $     108    $    --
                                                                                   =========    =========
   Income taxes                                                                         --           --
                                                                                   =========    =========

Supplemental  non-cash  investing and financing  activities:  For the year ended
    December 31, 2007:
The Company issued 1,000 shares of Preferred Stock in connection with the signing of a License agreement.

    For the year ended December 31, 2006:
         None

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MB  Software  Corporation,   a  Texas  corporation  and  subsidiary  Wound  Care
Innovations, LLC, a Nevada limited liability company (collectively referred to as the "Company") distributes collagen-based wound care products to healthcare providers such as physicians, clinics and hospitals throughout the United States.

Significant Accounting Policies

Principles of consolidation and presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

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

Cash and cash equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007. The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times may exceed Federally insured limits of $100,000.

Fixed assets - Fixed assets are stated at cost. Depreciation for financial statement purposes is computed on the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for 2007 amounted to $20,080 (2006: $21,786).

Revenue recognition - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales.

Allowance for doubtful accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2007, and 2006 is $9,000 and $0 respectively.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The Company has recorded an allowance for obsolete and slow moving inventory of $7,261 and $75,000 at December 31, 2007 and 2006 respectively

Long-lived assets - Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.


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

Stock-based compensation - The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company's financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during 2006 or 2007. See Note 8 for a description of the Company's stock option plan.

Earnings per share - Basic and diluted earnings or loss per share ("EPS") amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Accordingly, diluted EPS was not presented because it was antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.


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

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements:

In December 2007, the FASB issued FAS No. 141 (Revised 2007), "Business Combinations" (FAS 141R) which replaces FAS No. 141, "Business Combinations". FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We are currently evaluating the impact, if any, of FAS 141R on our Consolidated Financial Statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 expands the use of fair-value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for our fiscal year 2008. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51" (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for our fiscal year 2009 and must be applied prospectively. We do not expect that the adoption of FAS 160 will have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, ("SFAS 155"). SFAS was effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption had no impact to the Company's consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FASB Interpretation 48 are not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued FASB No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits ("FAS 158"). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans ("plans"). Specifically, FAS 158 requires companies to recognize an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. FAS 158 was effective for the Company as of September 30, 2007 and applied prospectively. The provisions of FAS 158 are not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued FASB statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of

FAS 157 are not expected to have a material impact on the Company's financial statements.

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

NOTE 3 - EXCLUSIVE LICENSE AGREEMENT

Effective November 28, 2007, Wound Care Innovations entered into separate exclusive license agreements with Applied Nutritionals and its founder George Petito, pursuant to which Wound Care Innovations obtained the exclusive world-wide license to certain patented technologies and processes related to CellerateRx products.

Wound Care Innovations had been marketing and selling CellerateRx for the three previous years under the terms of a distribution agreement that had been terminated in 2005. The new licenses are limited to the human health care market for external wound care, and include any new product developments based on the licensed patent and processes. The term of these licenses extends through the life of the licensed patent.

In consideration for the licenses, Wound Care Innovations agreed to pay to Applied Nutritionals and Mr. Petito the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000, in the aggregate, on January 3, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, after January 3, 2009, Wound Care Innovations must maintain a minimum aggregate annual royalty payment of $375,000.

All royalties, other than the advance royalty payments described above, are due and payable on a calendar quarterly basis on or before the forty-fifth (45th) day immediately following the calendar quarter in which gross sales are received.

In connection with the above described license agreements, we issued to Mr. George Petito 1,000 shares of a newly designated Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock will automatically convert into 5,100 shares of common stock upon the filing of an amendment to our
Articles of Incorporation  increasing our authorized  number of shares of common stock from 20,000,000 to 100,000,000.  The preferred stock participates with the
common  stock,   on  an  as  converted  basis  with  respect  to  dividends  and liquidation,  and votes together with the common stock as a single class,  as if such shares of preferred  stock had been  converted.  The  preferred  stock will automatically convert into an aggregate of 5,100,000 shares of common stock upon the  filing  an  amendment  to our  Articles  of  Incorporation  increasing  our authorized number of shares of common stock from 20,000,000 to 100,000,000.

In addition to the license agreements, Wound Care Innovations also entered into an exclusive manufacturing agreement with Applied Nutritionals pursuant to which Applied Nutritionals will manufacture all CellerateRx and related products for Wound Care Innovations. The term of the manufacturing agreement extends through the life of the licensed patent; but may be terminated by a successor in interest to Wound Care Innovations, provided that the successor in interest has annual revenues of at least $100,000,000 or a market capitalization of at least
$200,000,000.

NOTE 4 - RELATED PARTY TRANSACTIONS
NOTES PAYABLE

Funds  are  advanced  from  various  related  parties  including  the  Company's
President and CEO/CFO. Other shareholders fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through December 31, 2008 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of December
31, 2007 was approximately $274,680. The following is a summary of amounts due to / from related parties as of December 31, 2007:

     Related party           Nature of relationship         Terms of the agreement                      Amounts due to
                                                                                                        related parties
------------------------- ----------------------------- ----------------------------------------------- -----------------

Scott Haire, an           Chairman of the Board, CEO    Unsecured  note  dated  July                    $ 10,000
individual                and CFO of this Company       11,  2005 for $10,000 at 10%
                                                        per  annum,  due on Dec  31,
                                                        2008
HEB, LLC, a Nevada        Scott Haire, is a             Series  of  funds   advanced                     338,664
Limited Liability         one-percent                   under     two      separate,
Company                   Member, but the managing      unsecured  $1 million  lines
                          member                        of credit dated November 26,
                                                        2003 and  November  4, 2004,
                                                        both of HEB,  LLC at 10% per
                                                        annum;   no  maturity  date,
                                                        interest payable  quarterly;
                                                        unused  lines  available  at
                                                        December   31,   2007  total
                                                        $1,661,336.

Araldo Cossutta, an       Director and stockholder of   Six   separate,    unsecured                     647,000
individual                the Company                   notes   as   follows:    (i)
                                                        $75,000 note dated September
                                                        30, 2004,  at 10% per annum,
                                                        due  Dec  31,   2008;   (ii)
                                                        $80,000 note dated September
                                                        14, 2005,  at 10% per annum,
                                                        due  Dec  31,  2008;   (iii)
                                                        $350,000  note dated Oct.15,
                                                        2007 at 10% per  annum,  due
                                                        Dec  31,   2007   and   (iv)
                                                        $42,000  noted date April 5,
                                                        2005, at 10% per annum,  due
                                                        Dec 31, 2008 and (v) $50,000
                                                        note dated  January 4, 2006,
                                                        at 10% per  annum,  due Dec.
                                                        31,  2007 and  (vi)  $50,000
                                                        note dated  January 31, 2006
                                                        due Dec. 31, 2007.


eAppliance Payment        Controlling owners in         Note  dated  January 1, 2004                       2,410
Solutions, LLC a Nevada   eAppliance Payment            for $2,410 at 10% per annum;
Limited Liability         Solutions, LLC are Cossutta   $10,000 line of credit.
Company                   and Haire




Keystone Equity Partners  Investors                     Note dated December 14, 2006                     500,000
                                                        for   $500,000  at  10%  per
                                                        annum; due Dec. 31, 2008
                                                                                                      $1,498,074
                                                                                                      =================

Notes Receivable

During December 2007 the Company extended a Line of Credit to HEB, LLC in the amount of $500,000. Interest is accrued on outstanding balances at 10% per annum. At December 31, 2007 the amount advanced and receivable on the Line was $81,650.

Administrative services

The  Company  provides  limited  administrative   services  to  other  companies
affiliated through common ownership of the Company's shareholders.

NOTE 5 - FIXED ASSETS

Fixed assets consists of the following:
Furniture and fixtures                          $        13,607
Phone system                                             13,302
Computer equipment                                       11,796
Artwork                                                  30,000
Web-Site                                                 16,430
                                                ----------------
                                                         85,135
Less accumulated depreciation
                                                        (61,799)
                                                ----------------
Net book value                                  $        23,336
                                                ================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company's subsdiary entered into a Consulting Agreement dated November 15, 2007, for consulting and development of customers and delivery of presentations, payment shall be $7,383.34 per month. The Agreement can be terminated by either party with a two week notice.

Operating leases

The Company leases office space and office equipment under operating leases expiring in various years through 2009. Rental expense charged to operations for 2007 was approximately $96,077 (2006: $109,500). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2007, for each of the next five years and in the aggregate are as follows:

2008                                             $     56,636
2009                                                   39,441
2010                                                     --
                                                ----------------
                                                 $     96,077
                                                ================

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of December 31, 2007, unpaid payroll taxes total approximately $203,484 and related penalties and interest approximated $123,000 computed through December 31, 2007. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2007. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

NOTE 7 -NOTES PAYABLE

The Company has entered into the following non-related party notes payable:

Island Capital          Dated November 14, 2007                   $10,000.00
                          Due March 31, 2008

Related Party Notes Payable (See Note 4)                        1,498,074.00
                                                                ------------

Total Note Payable                                              1,508,074.00

Less Current Portions                                          (1,508,074.00)
                                                                ------------

Total Long-Term Debt                                                 --

NOTE 8 - STOCKHOLDERS' EQUITY TRANSACTIONS

Common stock issued

At December 31, 2007 and 2006 the Company had 16,145,432 shares of common stock issued and 16,141,343 outstanding. Of these shares, 4,089 shares are held by the Company as treasury stock.

Preferred Stock Issued

Each share of Series A Convertible Preferred Stock will automatically convert into 5,100 shares of common stock upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000. The preferred stock participates with the common stock, on an as converted basis with respect to dividends and liquidation, and votes together with the common stock as a single class, as if such shares of preferred stock had been converted. The preferred stock will automatically convert into an aggregate of 5,100,000 shares of common stock upon the filing an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000.

Effective November 28, 2007, in connection with the entry by Wound Care Innovations into certain license agreements with Applied Nutritionals and Mr. George Petito, The Company issued to Mr. George Petito 1,000 shares of a newly designated Series A Convertible Preferred Stock.

Effective January 1, 2008, the Company issued 490.196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners in exchange for the cancellation of approximately $1,500,000 in debt. (See Note 12).

NOTE 9 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Major Customers and Trade Receivables
The Company has 5 customers in 2007 (2006: 4 customers) that each account for more than 10% of its revenues. Trade receivables from these customers totaled approximately $24,618 or 73% of total accounts receivable balance at December 31, 2007, and were unsecured.

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

At December 31, 2007, deferred tax asset results from the deferred tax benefit of net operating losses. The net current and non-current deferred tax assets have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance for 2007 was approximately $118,000 (2006: $200,000).

The Company generated net operating losses for financial reporting and Federal income tax reporting prior to its reorganization in 1993. As of December 31, 2005, subject to limitations under Internal Revenue Code Section 382, approximately $437,000 of these losses is available for use after the reorganization, which expire in 2008 if not previously utilized. The net operating loss carry forward at December 31, 2007 is approximately $12,700,000 and will begin to expire in 2008, if not utilized.

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for 2007 and 2006 is as follows (rounded):

                                             2007                 2006
                                        ----------------    -----------------
Expected federal income tax benefit      $ 184,500           $ 212,000
Valuation allowance and other             (184,500)           (212,000)
                                        ----------------    -----------------
Income tax  expense (benefit)                 --                  --
                                        ================    =================


Deferred tax asset at December 31, 2007, is as follows:

Net operating loss carry forwards                   $ 4,318,000
Valuation allowance                                  (4,318,000)
                                                ----------------
Net current deferred tax asset                             --

NOTE 12-SUBSQUENT EVENTS

Subsequent to year end the Company issued 86,207 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock for cash of $50,000 or approximately $0.58 per share.

Subsequent to year end the Company issued 500,000 shares of common stock for services.

Subsequent to year end the Company issued an 8% convertible promissory note for cash of $700,000. The note converts to 1,206,897 shares of common stock subject to adjustments based on EPS and will be issued within 120 days of the issuance of the Registration Statement.

Effective January 1, 2008, the Company issued 490.196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners in exchange for the cancellation of approximately $1,500,000 in debt.

NOTE 13-LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:
                                                              2007       2006
                                                              ----       ----

   Loss available to common shareholders (numerator)       $(542,756) $(623,559)
---------------------------------------------------

  Weighted average number of common shares
  Outstanding during the period used in loss per
  Share (denominator)                                     16,141,343  16,141,343

Dilutive loss per share is not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 13, 2007, we dismissed Clancy and Co., P.L.L.C. as our independent auditors. The reports of Clancy and Co., P.L.L.C. on our financial statements for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles, other than the "going concern" disclaimer contained therein. The decision to change our independent registered public accountant was authorized and approved by our board of directors. On February 13, 2007, we engaged Pritchett, Siler & Hardy, P.C., as our new independent registered public accountant.

ITEM 9A(T).   CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the fourth quarter of 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.   OTHER INFORMATION

None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

      The following table sets forth certain information regarding the directors and executive officers of the Company:

                                                                     Year First
   Name                    Age       Position                          Elected

   Scott A. Haire           43       Chairman, Chief Executive          1993
                                     Officer, President and Director

   Gilbert A. Valdez        64       Director                           1996

   Araldo A. Cossutta       83       Director                           1994

   Steven W. Evans          57       Director                           1994

   Robert E. Gross          63       Director                           1994

   Thomas J. Kirchhofer     67       Director                           1994

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

      Araldo A. Cossutta is President of Cossutta and Associates, an architectural firm based in New York City, with major projects throughout the world. Previously, he was a partner with I.M. Pei & Partners and is a graduate of the Harvard Graduate School of Design and the Ecole des Beaux Arts in Paris. Mr. Cossutta was a significant shareholder in Personal Computer Card Corporation ("PC3") and was chairman of PC3 at the time of its acquisition by the Company in November 1993. He also was a large shareholder and director of Computer Integration Corporation of Boca Raton, Florida from 1993 to 2000.

      Steven W. Evans is a Certified Public Accountant with Evans Miller & Warriner, PSC, an accounting firm which he established in 1976 in Barbourville Kentucky. He is also a founder and active in PTRL, which operates contract research laboratories located in Kentucky, California and Germany. He is also a founder and active in the management of environmental, financial and hotel corporations in Kentucky and Tennessee.

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

      Thomas J. Kirchhofer is president of Synergy Wellness Centers of Georgia, Inc. He is past president of the Georgia Chiropractic Association.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

      Our business is managed under the direction of the Board of Directors. The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors. It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings. During fiscal 2007, the Board of Directors did not meet, but acted by unanimous written consent 4 times. The Board of Directors does not have a standing audit, compensation, nominating or governance committee.

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

      The  Company's  board  of  directors  does not  have an  "audit  committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Indebtedness of Directors and Executive Officers

      None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

      There are no family relationships among our directors or executive officers.

Compensation Committee

      The Company does not maintain a standing Compensation Committee. Due to the Company's small size at this point in time, the Board of Directors has not established a separate compensation committee. All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process. During fiscal 2007, no executive officer received any compensation from the Company.

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

      With respect to the nominations process, the Board of Directors does not operate under a written charter, but under resolutions adopted by the Board of Directors. The Board of Directors is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations for nominations to fill vacancies on the Board of Directors, and for selecting the nominees for selection by the Company's shareholders at each annual meeting. The Board of Directors has not established specific minimum age, education, experience or skill requirements for potential directors. The Board of Directors takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees. Those factors may include, without limitation, the following:

     o an individual's business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

     o the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

     o regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board of Directors and the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2007, with the exception of one transaction effected by Mr. Cossutta, which was filed late.

CODE OF ETHICS


      Due to the current formative stage of the Company's development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM  11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the last three years. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's Chief Executive Officer over the past three years.

                           SUMMARY COMPENSATION TABLE

--------------------------- ------------------------------------- -------------------------------------------------------
                                    Annual Compensation                           Long Term Compensation
--------------------------- ------------------------------------- -------------------------------------------------------
                                                                            Awards                      Payouts
----------------------------------------------------------------- ---------------------------- --------------------------
                                                        Other      Restricted    Securities
Name and                                               Annual        Stock       Underlying      LTIP       All Other
Principal Position   Year      Salary       Bonus    Compensation   Award(s)       Options      payouts    Compensation
                                 ($)         ($)         ($)          ($)          SARs(#)        ($)          ($)
------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------
Scott A. Haire         2007      -0-          -           -            -              -            -            -
                       2006      -0-          -           -            -              -            -            -
                       2005      -0-          -           -            -              -            -

------------------- -------- ------------ ---------- ------------ ------------- -------------- ---------- ---------------

EMPLOYMENT AGREEMENTS

      None of our executive officers has an employment agreement with the Company or its subsidiary.

DIRECTOR COMPENSATION

      We do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings. In the future we might have to offer some compensation to attract the caliber of independent board members the Company is seeking.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

      As of December 31, 2007, there were 16,145,432 shares of common stock issued and 16,141,343 outstanding.
                                                 Amount and Nature
Title    Name of Beneficial                       of Beneficial        Percent
Class    Owner of Group(1)                          Ownership          of Class
-----    -----------------                          ---------          --------

Common   Scott A. Haire                             7,095,184(2)           51%
Common   Araldo A. Cossutta                         5,015,000              36%
Common   Steven W. Evans                            1,015,000               7%
Common   Thomas J. Kirchhofer                           --

Common   Robert E. Gross                                --                  .

Common   Applied Nutritionals                         900,000               6%

Common   Gilbert Valdez                                 1,666               0%

Common   All Directors and Executive Officers
                  As a Group (six in number)       14,026,850             100%
* less than 1%

(1) Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
(2) 6,327,970 of these shares are held by H.E.B., LLC. Mr. Haire is a one-percent member, but the managing member of H.E.B., LLC and as such, is deemed to be the beneficial owner of such shares.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

      Effective August 20, 2004, we acquired Wound Care Innovations, LLC through a merger of Wound Care with a newly formed Company subsidiary. The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock. These shares were issued to H.E.B., LLC, a Nevada limited liability company, and to Mr. Araldo Cossutta, the sole owners of Wound Care. Mr. Scott A. Haire, our Chairman of the Board, Chief Executive Officer and President is a one-percent member, but the managing member of HEB, and Mr. Cossutta is a member of our Board of Directors.

      In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care's debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

      Effective November 28, 2007, Wound Care Innovations entered into separate exclusive license agreements with Applied Nutritionals and its founder George Petito, pursuant to which Wound Care Innovations obtained the exclusive world-wide license to certain patented technologies and processes related to CellerateRx products.

      Wound Care Innovations had been marketing and selling CellerateRx for the three previous years under the terms of a distribution agreement that had been terminated in 2005. The new licenses are limited to the human health care market for external wound care, and include any new product developments based on the licensed patent and processes. The term of these licenses extends through the life of the licensed patent.

      In consideration for the licenses, Wound Care Innovations agreed to pay to Applied Nutritionals and Mr. Petito the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000, in the aggregate, on January 3, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, after January 3, 2009, Wound Care Innovations must maintain a minimum aggregate annual royalty payment of $375,000.

      All royalties, other than the advance royalty payments described above, are due and payable on a calendar quarterly basis on or before the forty-fifth
(45th) day immediately following the calendar quarter in which gross sales are received.

      In addition to the license agreements, Wound Care Innovations also entered into an exclusive manufacturing agreement with Applied Nutritionals pursuant to which Applied Nutritionals will manufacture all CellerateRx and related products for Wound Care Innovations. The term of the manufacturing agreement extends through the life of the licensed patent; but may be terminated by a successor in interest to Wound Care Innovations, provided that the successor in interest has annual revenues of at least $100,000,000 or a market capitalization of at least $200,000,000.

      In connection with the above transaction, the Company issued to Mr. Petito 1,000 shares of a newly designated Series A Convertible Preferred Stock.

      Prior to entering into the new license agreements, Applied Nutritionals held 900,000 shares of our common stock. These shares were issued to Applied Nutritionals in 2004, in connection with the previous distribution agreement for CellerateRx products. As majority member and manager of Applied Nutritionals, Mr. Petito may be deemed to be the beneficial owner of these shares.

      Effective January 1, 2008, we issued 490.196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners in exchange for the cancellation of approximately $1,500,000 in debt. The debt was recently acquired by Keystone from H.E.B., LLC, our majority shareholder, and its affiliates.

      Each share of Series A Convertible Preferred Stock will automatically convert into an aggregate of 5,100 shares of common stock upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000. The preferred stock participates with the common stock, on an as converted basis with respect to dividends and liquidation, and votes together with the common stock as a single class, as if such shares of preferred stock had been converted. The preferred stock will automatically convert into an aggregate of 5,100,000 shares of common stock upon the filing an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000.

      All of our directors are independent, as defined by Rule 4200(a)(15) of the Nasdaq's listing standards, except for Mr. Haire, who is not independent because he is currently employed by the Company as its Chief Executive Officer and Mr. Cossutta, who is not independent due to the above described acquisition of Wound Care.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The firm of Pritchett, Siler & Hardy, P.C. served as the Company's independent public accountants for the year ended December 31, 2007. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.

AUDIT FEES

      The Audit fees billed by Pritchett, Siler & Hardy, P.C.. for professional services rendered during 2007 for the audit of the Company's annual financial statements on Form 10-K (and previous filings on Form 10-KSB) and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2007 and 2006 was $30,595 and respectively. Audit fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit review of 2006 were $5,850.

AUDIT-RELATED FEES

      None

TAX FEES

      None

ALL OTHER FEES

      None

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      The Company does not currently have an Audit Committee. Currently, the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor or assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2007 and 2006. Our independent auditors did not provide us with any non-audited services during the period indicated above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         Exhibit No.

         3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30,
                    2002).

         3.2 Certificates of the Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock*

         3.3        Certificate of Correction*

         3.4 Bylaws (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended June 30, 2002).

         10.1       Subscription Agreement dated as of December 27, 2007, by and
                    between  MB  Software   Corporation   and  Keystone   Equity
                    Partners.

         10.2 Exclusive Patent and Trademark License dated as of November 28, 2007, by and between Wound Care Innovations, L.L.C. and Applied Nutritionals, LLC. (Incorporated by reference from
                    Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 30, 2007).

         10.3 Exclusive License dated as of November 28, 2007, by and between Wound Care Innovations, LLC and George Petito (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 30, 2007).

         10.4 Manufacturing Agreement dated as of November 28, 2007, by and between Wound Care Innovations, L.L.C. and Applied Nutritionals, LLC (Incorporated by reference from Exhibit
                    10.3 to the Company's Current Report on Form 8-K filed with the Commission on November 30, 2007).

         10.5 Common Stock Purchase Agreement, dated as of January 11, 2008, by and between MB Software Corporation and T Squared Investments LLC (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2008).

         10.6 Note Purchase Agreement, dated as of January 11, 2008, by and between MB Software Corporation and T Squared Investments LLC (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2008).

         10.7 Common Stock Purchase Warrant "A," dated as of January 11, 2008 (Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2008).

         10.8 Common Stock Purchase Warrant "B," dated as of January 11, 2008 (Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2008).

         10.9 Registration Rights Agreement Common Stock Purchase Agreement, dated as of January 11, 2008, by and between MB Software Corporation and T Squared Investments LLC (Incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2008).

         31 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

          32 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

-------------------------- -------------------------------------- --------------
Signature                  Title                                  Date
-------------------------- -------------------------------------- --------------

/s/ Scott A. Haire         CEO, President, Chairman and           April 2, 2008
------------------         Principal Financial Officer
Scott A. Haire



/s/ Lucy J. Singleton      Controller                             April 2, 2008
---------------------
Lucy J. Singleton

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------- --------------------------------------- -------------
Signature                  Title                                   Date
-------------------------- --------------------------------------- -------------

/s/ Scott A. Haire         CEO, President, Chairman and
-------------              Principal Financial Officer
Scott A. Haire                                                    April 2, 2008


/s/ Araldo A. Cossutta     Director                               April 2, 2008
----------------------
Araldo A. Cossutta

/s/ Steve Evans            Director                               April 2, 2008
---------------
Steve Evans

/s/ Gilbert A. Valdez      Director                               April 2, 2008
---------------------
Gilbert A. Valdez
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


Exhibits

         10.1       Subscription Agreement dated as of December 27, 2007, by and
                    between  MB  Software   Corporation   and  Keystone   Equity
                    Partners.

         31 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002