Form 10-K/A
period 2007-12-31
MB SOFTWARE CORP
filed 2008-04-04
CIK 714256

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ]Yes [X] No

Issuer's revenues for its most recent fiscal year: $630,505. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price $0.25 at which the common equity was sold as of June 30, 2007 was approximately $510,895.

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