Form 10-Q
period 2008-03-31
MB SOFTWARE CORP
filed 2008-05-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2008

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

                                 777 Main Street
                                   Suite 3100
                             Fort Worth, Texas 76102
                    (Address of principal executive offices)
                                 (817) 820-7080
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated   Accelerated       Non-accelerated       Smaller reporting
    filer [ ]         filer [ ]         filer [ ]              company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2008, 17,095,692 shares of the Issuer's $.001 par value common stock were outstanding.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY

                                    Form 10-Q

                          Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2008 (Unaudited)
           December 31, 2007 (Audited).........................................3

Consolidated Statements of Operations for the three months ended
        March 31, 2008 and 2007 (Unaudited)....................................5

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2008 and 2007 (Unaudited)....................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................9

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............13

ITEM 4T. CONTROLS AND PROCEDURES..............................................13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................13
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........13
ITEM 3. Defaults Upon Senior Securities.......................................14
ITEM 4. Submission of Matters to a Vote of Security Holders...................14
ITEM 5. Other Information.....................................................14
ITEM 6. Exhibits..............................................................14

SIGNATURE.....................................................................14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                             UNAUDITED              AUDITED
ASSETS                                                      March 31, 2008      December 31, 2007
------                                                       ------------         ------------


CURRENT ASSETS:

Cash                                                         $    406,327         $        781

Accounts Receivable, less doubtful accounts                        28,089               24,668

Notes Receivable - Related Parties                                542,950               81,650

Inventory, less reserve for obsolescence                          248,682              263,276
                                                             ------------         ------------
Total current assets                                            1,226,048              370,375


Property and Equipment, Net                                        22,252               23,335


Other Assets                                                       12,020               12,020
                                                             ------------         ------------


TOTAL ASSETS                                                 $  1,260,320         $    405,730
                                                             ============         ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable                                             $     59,295         $    110,107

Accrued liabilities                                               326,649              326,649

Accrued interest-related parties                                  271,345              274,680

Notes payable                                                     710,000               10,000

Note payable -related parties                                     214,380            1,498,074
                                                             ------------         ------------
Total current liabilities                                       1,581,669            2,219,510



Long Term Liabilities                                                --                   --

                                                             ------------         ------------
TOTAL LIABILITIES                                               1,581,669            2,219,510


Stockholders' Deficiency
      Preferred stock, $10 par value, 5,000,000
shares  authorized;  1,490.196 issued and
outstanding as of March 31, 2008 and 1,000
outstanding as of December 31, 2007                                14,902               10,000





      Common stock:  $0.001 par value;
20,000,000 shares authorized;

    17,099,781 issued and 17,095,692 outstanding
    as of March 31, 2008 and 16,145,432 issued
    and 16,141,343 outstanding as of December 31,
    2007                                                           17,099               16,145
    Additional paid-in capital
                                                               13,011,304           11,171,496
Treasury Stock
                                                                  (12,039)             (12,039)
Accumulated deficit
                                                              (13,352,615)         (12,999,382)
                                                             ------------         ------------

Total stockholders deficiency                                    (321,349)          (1,813,780)
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS'                          $  1,260,320         $    405,730
DEFICIENCY                                                   ============         ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.































                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31:

--------------------------------------------------------------------------------

REVENUES:                                                  2008            2007
                                                       ------------    ------------

Total Revenue                                          $     63,270    $     83,941

COST OF SALES:                                              148,236          26,999
                                                       ------------    ------------

Gross Profit/(Loss)                                         (84,966)         56,942

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses                         271,602         202,102
                                                       ------------    ------------
LOSS FROM CONTINUING OPERATIONS:                           (356,568)       (145,160)

OTHER INCOME (Expenses):
Interest (expense)                                          (13,406)        (28,093)
Interest Income                                              16,741            --
                                                       ------------    ------------
Total Other Income/(Expense)                                  3,335         (28,093)

LOSS BEFORE INCOME TAXES                               $   (353,233)   $   (173,253)
   Current tax expense                                         --              --
   Deferred tax expense                                        --              --
                                                       ------------    ------------
NET LOSS                                               $   (353,233)   $   (173,253)


Basic and diluted loss per share of common stock:      $      (0.02)   $      (0.01)


Weighted average number of common shares outstanding     16,844,585      16,141,343





              The accompanying notes are an integral part of these
                       consolidated financial statements.





                      MB SOFWARE CORPORATION AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31:

--------------------------------------------------------------------------------
                                                              2008           2007
                                                          -----------    -----------
Cash flows from operating activities
------------------------------------
Net loss from continuing operations                       $  (353,233)   $  (173,253)
    Adjustments to reconcile net loss to net cash used
    in operating activities

   Depreciation and amortization                                1,084          2,168
   Stock paid for services                                     50,000           --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                  (3,421)         2,641
   (Increase) decrease in inventory                            14,593         18,731
   (Increase) decrease in prepaid expenses and other
assets                                                           --         (133,967)
    Increase (decrease) in accounts payable and accrued
liabilities                                                   (50,812)       130,523
    Increase (decrease) in royalties payable, including
related accrued interest                                       (3,335)        28,093
                                                          -----------    -----------
Net cash flows used in operating activities                  (345,124)      (125,064)

Cash flows from investing activities
------------------------------------
Net Increase in line of credit - Related Party               (461,300)          --
                                                          -----------    -----------
Net cash flows used in investing activities                  (461,300)          --

Cash flows from financing activities
------------------------------------
   Net advances - related parties-line of credit              211,970         17,449
   Proceeds from unrelated party notes payable                700,000           --
   Sale of stock for cash                                     300,000           --
                                                          -----------    -----------
Net cash flows provided by financing activities             1,211,970         17,449

Increase (decrease) in cash                                   405,546       (107,615)

Cash and cash equivalents, beginning of period                    781        236,301
                                                          -----------    -----------
Cash and cash equivalents, end of period                      406,327        128,686
                                                          ===========    ===========

Cash paid during the period for:
--------------------------------
   Interest                                                      --             --
   Income taxes                                                  --             --

Supplemental Non-cash investing and financing  activities:
  For the three months ended March 31, 2008:
        The Company issued 490.196 shares of Series A Preferred stock for debt reduction of $1,495,664
  For the three months ended March 31, 2007:
        None


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                          QUARTER ENDED MARCH 31, 2008
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2007, filed with the Company's Annual Report on Form 10-K.

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


                     MB SOFTWARE CORPORATION AND SUBSIDIARY
                          QUARTER ENDED MARCH 31, 2008
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - CURRENT NOTES PAYABLE

                                                                   Accrued      Total
                                                                  Interest      Debt
                                                                  --------      ----

Island Capital                                                    $    358   $ 10,000
Investment Firm, unsecured, payable on March 31, 2008
      including interest at 10% per annum, currently in default      9,333    700,000
                                                                  ========   ========

                                                                  $  9,691   $710,000
                                                                  ========   ========

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER TRANSACTIONS

Notes Payable

Funds  are  advanced  from  various  related  parties  including  the  Company's
President and CEO/CFO. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through March 31, 2008 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of March 31, 2008 was approximately $271,345. The following is a summary of amounts due to / from related parties as of March 31, 2008:

     Related party           Nature of relationship                 Terms of the agreement               Amounts due to
                                                                                                        related parties
------------------------- ----------------------------- ----------------------------------------------- -----------------

HEB, LLC, a Nevada        Scott Haire, is a             Series of funds advanced under two separate,    $  211,970
Limited Liability         one-percent                   unsecured $1 million lines of credit dated
Company                   Member, but the managing      November 26, 2003 and November 4, 2004,
                          member of HEB, LLC            both at 10% per annum; no maturity date,
                                                        interest payable quarterly; unused lines
                                                        available at March 31, 2008 total $1,788,030.

eAppliance Payment        Controlling owners in         Note dated January 1, 2004 for $2,410 at
Solutions, LLC a Nevada   eAppliance Payment            10% per annum; $10,000 line of credit.               2,410
Limited Liability         Solutions, LLC are Cossutta
Company                   and Haire

                                                                                                        ----------
                                                                                                        $  214,380
                                                                                                        ==========

Notes Receivable

During January 2008, the Company extended a Line of Credit to HEB, LLC in the amount of $1,000,000. Interest is accrued on outstanding balances at 10% per annum. At March 31, 2008 the amount advanced and receivable on the Line was $542,950, with interest income of $16,741 and $0 for the three months ended March 31, 2008 and 2007 respectively.

NOTE 5- STOCK ISSUANCES

Effective January 1, 2008 the Company issued 490.196 shares of $10.00 par value preferred stock for related party debt totaling $1,495,664 or $3,051.15 per share. The following notes payable and lines of credit were converted: Scott Haire $10,000 note dated July 11, 2005, at 10% per annum, due December 31, 2008; Araldo Cossutta six separate, unsecured notes as follows: (i)$75,000 note dated September 30, 2004, at 10% per annum, due December 31, 2008; (ii)$80,000 note dated September 14, 2005, at 10% per annum, due December 31, 2008; (iii) $350,000 note dated October 15, 2007 at 10% per annum, due December 31, 2008;
(iv) $42,000  note dated April 5, 2005 at 10% per annum,  due December 31, 2008;
(v) $50,000 note dated January 4, 2006, at 10% per annum , due December 31, 2008 and (vi) $50,000 note dated January 31, 2006 due December 31, 2008. Series of funds advanced $338,664 under two separate, unsecured $ 1 million lines of credit dated November 26, 2003 and November 4, 2004, both from HEB, LLC at 10% per annum; no maturity date, interest payable quarterly; unused lines available at December 31, 2007 total $211,970 (see note 4). Keystone Equity Partners Investors note dated December 14, 2006 for $500,000 at 10% per annum; due December 31, 2008.

On January 11, 2008, the Company issued 86,702 shares of common stock for cash of $50,000 or $.58 per share.

On January 21, 2008, the Company issued 500,000 shares of common stock for services valued at $50,000 or $.10 per share.

On January 31, 2008, the Company entered into a subscription agreement to issue 367,647 shares of common stock for cash of $250,000 or $.68 per shares. The Company has received payment on the agreement but hasn't issued the stock as of March 31, 2008.

NOTE 6-SUBSEQUENT EVENTS

None


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   We currently have limited business operations, maintaining leased offices in Fort Worth, Texas and Fort Lauderdale, Florida. All of our major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although Wound Care Innovations is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care Innovations also conducts other activities that are typical of a product distributor, including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care Innovations' Fort Lauderdale offices.

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

Results of Operations

Three months ended March 31, 2008 and 2007

Revenues. The Company generated revenues for the three months ended March 31, 2008 of $63,270 (2007: $83,941), a decrease of approximately 25% from the same period in 2007.

Cost of revenues and gross margin. Costs of revenues for 2008 were $148,236 (2007: $26,999) resulting in a gross margin/(loss) of ($84,966) (2007: $56,942).

Selling, general and administrative expenses ("SGA"). SGA for 2008 were $270,518 (2007: $202,102) consisting primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.


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

   Effective January 11, 2008, we received $50,000 from the sale and issuance of 86,207 shares of our common stock and warrants to purchase common stock, and an additional $700,000 from the sale and issuance of a convertible promissory note. On January 31, 2008, the Company received $250,000 from the sale of 367,647 shares of common stock.

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


Contractual Obligations (Commitments And Contingencies)

Operating leases

The Company leases office space and office equipment under an operating lease expiring in various years through 2009. Rental expense charged to operations for the three months ended March 31, 2008, was approximately $12,400 (2007:
$19,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of March 31, 2008, for each of the next two years and in the aggregate are as follows (approximately):


               2009                            $ 39,000
               2010                                --
                                               --------
                                               $39,000
                                               ========



Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of March 31, 2008, unpaid payroll taxes total approximately $203,000. The Company has estimated the related penalties and interest at approximately $123,000 computed through March 31, 2008, which are included in current liabilities at March 31, 2008. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As a smaller reporting company, we are not required to provide this information.



ITEM 4T. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   During the first quarter of 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2008.


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

   January  31,  2008,   the  Company   received   $250,000  from  the  sale  of
367,697shares of common stock.

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



                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MB SOFTWARE CORPORATION



Date: May 13, 2008                       /s/ Scott A. Haire
                                         ----------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (and Principal Financial Officer)