Form 10-Q
period 2008-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2008-08-12
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-11808

                       WOUND MANAGEMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

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

                             MB SOFTWARE CORPORATION
                   (Former name, if changed since last report)


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

Large accelerated filer |_|         Accelerated filer |_|
Non-accelerated filer |_|           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 6, 2008, 24,695,692 shares of the Issuer's $.001 par value common stock were outstanding.

               WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

                                    Form 10-Q

                           Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2008 (Unaudited)
           December 31, 2007 (Audited).........................................3

Consolidated Statements of Operations for the six  and three months ended
        June 30, 2008 and 2007 (Unaudited).....................................5

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2008 and 2007 (Unaudited).....................................6

Condensed Notes To Consolidated Financial Statements...........................8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............13

ITEM 4T. CONTROLS AND PROCEDURES..............................................13

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings.................................................13
ITEM 1A.    Risk Factors......................................................13
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......13
ITEM 3.     Defaults Upon Senior Securities...................................14
ITEM 4.     Submission of Matters to a Vote of Security Holders...............14
ITEM 5.     Other Information.................................................14
ITEM 6.     Exhibits..........................................................14

SIGNATURE.....................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                UNAUDITED FOR THE SIX MONTHS ENDED JUNE 30, 2008
                AND AUDITED FOR THE YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

ASSETS
------                                               June 30,      December 31,
                                                       2008           2007
                                                   ------------    ------------

CURRENT ASSETS:

Cash                                               $     92,544    $        781

Accounts Receivable, less doubtful accounts              38,745          24,668

Line of Credit Receivable-Related Party                 789,850          81,650

Inventory, less reserve for obsolescence                234,324         263,276

Other Assets                                             12,020          12,020
                                                   ------------    ------------
Total current assets
                                                      1,167,483         382,395


Property and Equipment, Net                              21,167          23,335
                                                   ------------    ------------



TOTAL ASSETS                                       $  1,188,650    $    405,730
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:

Accounts payable                                   $     83,296    $    110,107

Accrued liabilities                                     353,594         326,649

Accrued interest                                         23,836            --

Accrued interest-related parties                        244,998         274,680

Notes payable                                           710,000          10,000

Note payable -related parties                           327,780       1,498,074
                                                   ------------    ------------
Total current liabilities                             1,743,504       2,219,510


Long-Term Liabilities                                      --              --

                                                   ------------    ------------
TOTAL LIABILITIES
                                                      1,743,504       2,219,510

Stockholders' Deficiency
      Preferred stock, $10 par value,
5,000,000 shares authorized; 0 shares
       issued and outstanding as of
   June 30, 2008 and 1,000 outstanding
   December 31, 2007
                                                           --            10,000

      Common stock:  $0.001 par value;
100,000,000 shares authorized;

      24,699,781 issued and 24,695,692
outstanding as of June 30, 2008 and
16,145,432 issued and 16,141,343
outstanding as of December 31, 2007                      24,699          16,145

   Additional paid-in capital                        13,018,606      11,171,496

Treasury Stock                                          (12,039)        (12,039)

Accumulated deficit                                 (13,586,120)    (12,999,382)
                                                   ------------    ------------
Total stockholders deficiency                          (554,854)     (1,813,780)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                         $  1,188,650    $    405,730
                                                   ============    ============


        The accompanying notes are an integral part of
                    these consolidated financial statements.



               WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

-------------------------------------------------------------------------------------------------------------------
                                                           Three           Three            Six             Six
                                                           Months          Months          Months          Months
                                                           Ended           Ended           Ended           Ended
REVENUES:                                              June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007
                                                       ------------    ------------    ------------    ------------
Total Revenue                                          $     75,130    $    300,105    $    138,400    $    384,046


Cost of Revenue                                              71,289         110,441         219,525         137,440
                                                       ------------    ------------    ------------    ------------


Gross Profit(Loss)                                            3,841         189,664         (81,125)        246,606

GENERAL AND ADMINISTRATIVE EXPENSES:


General and Administrative Expenses                         218,773         160,006         489,291         359,940

Depreciation                                                  1,084           2,168           2,168           4,336
                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS:
                                                           (216,016)         27,490        (572,584)       (117,670)

OTHER INCOME (EXPENSES):

Interest Income                                              23,275            --            40,016            --

Interest Expense                                            (40,764)        (43,640)        (54,170)        (71,733)
                                                       ------------    ------------    ------------    ------------


LOSS BEFORE INCOME TAXES                                   (233,505)        (16,150)       (586,738)       (189,403)
   Current tax expense                                         --              --              --              --
   Deferred tax expense                                        --              --              --              --
                                                       ------------    ------------    ------------    ------------
NET LOSS
                                                       $   (233,505)   $    (16,150)   $   (586,738)   $   (189,403)


Basic and diluted loss per share of common stock:      $      (0.01)   $       --      $      (0.03)   $      (0.01)


Weighted average number of common shares outstanding     19,747,388      16,141,343      18,389,918      16,141,343


                 The accompanying notes are an integral part of
                    these consolidated financial statements.




               WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30:

------------------------------------------------------------------------------------
                                                             2008           2007
                                                          -----------    -----------
Cash flows from operating activities
------------------------------------
Net loss from continuing operations                       $  (586,738)   $  (189,403)
      Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                                2,168          4,337
   Stock paid for services                                     50,000           --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                 (14,077)      (107,729)
   (Increase) decrease in inventory                            28,952       (106,480)
   (Increase) decrease in prepaid expenses and other
assets                                                           --          (41,824)
    Increase (decrease) in accounts payable and accrued
liabilities                                                   (32,657)        96,542
    Increase (decrease) in royalties payable, including
related accrued interest                                       26,945         35,463
                                                          -----------    -----------
Net cash flows used in operating activities                  (525,407)      (309,094)

Cash flows from investing activities
------------------------------------
Increase in line of credit-Related Party                     (708,200)          --
                                                          -----------    -----------
Net cash flows used in investing activities                  (708,200)          --

Cash flows from financing activities
------------------------------------
   Net advances - related parties-line of credit              325,370         86,296
   Proceeds from unrelated party notes payable                700,000           --
   Sale of stock for cash                                     300,000           --
                                                          -----------    -----------
Net cash flows provided by financing activities             1,325,370         86,296
                                                          -----------    -----------

Increase (decrease) in cash                                    91,763       (222,798)

Cash and cash equivalents, beginning of period                    781        236,301
                                                          -----------    -----------
Cash and cash equivalents, end of period                  $    92,544    $    13,503
                                                          ===========    ===========

Cash paid during the period for:
--------------------------------
   Interest                                                      --             --
   Income taxes                                                  --             --


Supplemental Non-cash investing and financing activities:

    For the six months ended June 30, 2008:
        The Company issued 490.196 shares
    of Series A Preferred stock for debt
    reduction of $1,495,664
        The Company converted 1,490.196
    shares of Series A Preferred stock for
    7,600,000 shares of Common Stock.
        For the six months ended June 30, 2007:
    None

                 The accompanying notes are an integral part of
                    these consolidatedfinancial statements.


               WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
                                  JUNE 30, 2008
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2007, filed with the Company's Annual Report on Form 10-K.

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



               WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
                           QUARTER ENDED JUNE 30, 2008
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - CURRENT NOTES PAYABLE

                                                                  Accrued      Total
                                                                  Interest     Debt
                                                                  --------   --------
Island Capital                                                    $    503   $ 10,000
Investment Firm, unsecured, payable on June 30, 2008
      including interest at 10% per annum, currently in default     23,333    700,000
                                                                  ========   ========

                                                                  $ 23,836   $710,000
                                                                  ========   ========

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER TRANSACTIONS

Notes Payable

Funds  are  advanced  from  various  related  parties  including  the  Company's
President and CEO/CFO. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through June 30, 2008 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of June 30, 2008 was approximately $244,998. The following is a summary of amounts due to / from related parties as of June 30, 2008:

      Related party          Nature of relationship                 Terms of the agreement               Amounts due to
                                                                                                        related parties
------------------------- ----------------------------- ----------------------------------------------- -----------------

HEB, LLC, a Nevada        Scott Haire, is a             Series of funds advanced under two separate,    $   325,370
Limited Liability         one-percent                   unsecured $1 million lines of credit dated
Company                   Member, but the managing      November 26, 2003 and November 4, 2004,
                          member of  HEB, LLC           both  at 10% per annum; no maturity date,
                                                        interest payable quarterly;  unused lines
                                                        available  at  June  30,2008 total $1,674,631.


eAppliance Payment        Controlling owners in         Note dated January 1, 2004 for $2,410 at 10%
Solutions, LLC a Nevada   eAppliance Payment            per annum; $10,000 line of credit.                    2,410
Limited Liability         Solutions, LLC are Cossutta
Company                   and Haire                                                                     -----------
                                                                                                        $   327,780
                                                                                                        ===========


Notes Receivable

During January 2008, the Company extended a Line of Credit to HEB, LLC in the amount of $1,000,000. Interest is accrued on outstanding balances at 10% per annum. The amount advanced and receivable on the Line was $789,850 and $0 with interest income of $40,016 and $0 for the six months ended June 30, 2008 and 2007 respectively.

NOTE 5- STOCK ISSUANCES

Effective January 1, 2008 the Company issued 490.196 shares of $10.00 par value preferred stock for related party debt totaling $1,495,664 or $3,051.15 per share. The following notes payable and lines of credit were converted: Scott Haire $10,000 note dated July 11, 2005, at 10% per annum, due December 31, 2008; Araldo Cossutta six separate, unsecured notes as follows: (i)$75,000 note dated September 30, 2004, at 10% per annum, due December 31, 2008; (ii)$80,000 note dated September 14, 2005, at 10% per annum, due December 31, 2008; (iii) $350,000 note dated October 15, 2007 at 10% per annum, due December 31, 2008;
(iv) $42,000  note dated April 5, 2005 at 10% per annum,  due December 31, 2008;
(v) $50,000 note dated January 4, 2006, at 10% per annum , due December 31, 2008 and (vi) $50,000 note dated January 31, 2006 due December 31, 2008. Series of funds advanced $338,664 under two separate, unsecured $ 1 million lines of credit dated November 26, 2003 and November 4, 2004, both from HEB, LLC at 10% per annum; no maturity date, interest payable quarterly. Keystone Equity Partners Investors note dated December 14, 2006 for $500,000 at 10% per annum; due December 31, 2008.

On January 11, 2008, the Company issued 86,702 shares of common stock for cash of $50,000 or $.58 per share.

On January 21, 2008, the Company issued 500,000 shares of common stock for services valued at $50,000 or $.10 per share.

On January 31, 2008, the Company entered into a subscription agreement to issue 367,647 shares of common stock for cash of $250,000 or $.68 per share. The Company has received payment on the agreement but hasn't issued the stock as of June 30, 2008.

On May 27, 2008, 1,490.196 shares of Series A Convertible Preferred Stock, which represented all of the Company's outstanding Series A preferred stock, were automatically converted into an aggregate of 7,600,000 shares of common stock when the Company filed an amendment to its Articles of Incorporation increasing the authorized number of shares of common stock from 20,000,000 to 100,000,000.

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

Results of Operations

Six months ended June 30, 2008 and 2007

Revenues. The Company generated revenues for the six months ended June 30, 2008 of $138,400 (2007: $384,046), a decrease of approximately 64% from the same period in 2007.

Cost of revenues and gross margin. Costs of revenues for 2008 were $219,525 (2007: $137,440) resulting in a gross margin/(loss) of ($81,125) (2007:
$246,606).

Selling, general and administrative expenses ("SGA"). SGA for 2008 were $489,291 (2007: $359,940) consisting primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

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

Effective January 11, 2008, we received $50,000 from the sale and issuance of 86,702 shares of our common stock and warrants to purchase common stock, and an additional $700,000 from the sale and issuance of a convertible promissory note. On January 31, 2008, the Company received $250,000 from the sale of 367,647 shares of common stock.

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

Contractual Obligations (Commitments And Contingencies)

Operating leases

The Company leases office space and office equipment under an operating lease expiring in various years through 2009. Rental expense charged to operations for the six months ended June 30, 2008, was approximately $24,800 (2007: $42,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of June 30, 2008, for each of the next two years and in the aggregate are as follows (approximately):

        2009                  $ 39,000
        2010                      --
                              --------
                              $39,000
                              ========



Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June 30, 2008, unpaid payroll taxes total approximately $203,000. The Company has estimated the related penalties and interest at approximately $145,000 computed through June 30, 2008, which are included in current liabilities at June 30, 2008. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II  - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 1, 2008, $1,495,664 of Company debt was cancelled in exchange for 490.196 shares of our Series A Convertible Preferred stock.

Effective January 11, 2008, we received $50,000 from the sale and issuance of 86,702 shares of our common stock and warrants to purchase common stock, and an additional $700,000 from the sale and issuance of a convertible promissory note.

January 31, 2008, the Company received $250,000 from the sale of 367,647 shares of common stock.

On May 27, 2008, 1,490.196 shares of Series A Convertible Preferred Stock, which represented all of the Company's outstanding Series A preferred stock, were automatically converted into an aggregate of 7,600,000 shares of common stock when the Company filed an amendment to its Articles of Incorporation increasing the authorized number of shares of common stock from 20,000,000 to 100,000,000.

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

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 13, 2008 the Company filed an Information Statement with the Commission in connection with a written consent of shareholders holding 12,110,148 shares of the Company's common stock and 490.196 shares of Series A Convertible Preferred Stock., par value $10.00 per share with respect to approving:

     (1) An amendment to the Company's  Articles of  Incorporation to (A) rename
the  Company  "Wound  Management  Technologies,   Inc.,  and  (B)  increase  the
authorized number of shares of common stock from 20,000,000 to 100,000,000; and

     (2) The re-election of the Company's six members of the Board of Directors for another one-year term.

The shares of common stock and preferred stock represented by the written consent represented approximately 60% of the votes then entitled to be cast by shareholders with respect to the above-described actions, which was sufficient to approve such actions. No proxies were solicited, nor received by the Company and no votes were cast in opposition of the above described actions.



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

                                         WOUND MANAGEMENT TECHNOLOGIES, INC.



Date: August 12, 2008                    /s/ Scott A. Haire
                                         ---------------------
                                         Scott A.  Haire, Chairman of the Board,
                                         Chief Executive Officer and President
                                         (and Principal Financial Officer)