Form 10-Q
period 2008-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2008-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
(817) 820-7080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2008, 25,865,886 shares of the Registrant’s $.001 par value common stock were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended September 30, 2008

PART II. OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2008 (UNAUDITED)
AND DECEMBER 31, 2007

ASSETS	September 30, 2008	December 31, 2007

CURRENT ASSETS:
Cash	$6,387	$781
Accounts Receivable, less doubtful accounts	26,701	24,668
Line of Credit Receivable-Related Party	830,450	81,650
Inventory, less reserve for obsolescence	217,417	263,276
Other Assets	12,020	12,020
Total current assets	1,092,975	382,395

Property and Equipment, Net	20,083	23,335

TOTAL ASSETS	$1,113,058	$405,730

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$73,328	$110,107
Accrued liabilities	363,390	326,649
Accrued interest	37,836	-
Accrued interest-related parties	232,768	274,680
Notes payable	497,000	10,000
Line of Credit Payable-Related Party	418,080	1,498,074
Total current liabilities	1,622,402	2,219,510

Long Term Liabilities	-	-

TOTAL LIABILITIES	1,622,402	2,219,510

	September 30, 2008	December 31, 2007

Stockholders' Deficiency
Preferred stock, $10 par value, 5,000,000 shares authorized; 0 sharesissued and outstanding as of Sept 30, 2008 and 1,000 shares outstanding as of December 31, 2007	-	10,000
Common stock: $0.001 par value; 100,000,000 shares authorized;
25,869,975 shares issued and 25,868,886 shares outstanding as of Sept 30, 2008 and 16,145,432 shares issued and 16,141,343 outstanding as of December 31, 2007	25,870	16,145
Additional paid-in capital	13,696,509	11,171,496
Stock Subscription Receivable	(292,074)	-
Treasury Stock	(12,039)	(12,039)
Accumulated deficit	(13,927,610)	(12,999,382)
Total stockholders’ deficiency	(509,344)	(1,813,780)
TOTAL LIABILITIES AND STOCKHOLDERS'	$1,113,058	$405,730
DEFICIENCY

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
REVENUES:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total Revenue	$77,084	$173,319	$215,484	$557,365

Cost of Revenue	48,832	70,395	268,357	207,835

Gross Profit (Loss)	28,252	102,924	(52,873)	349,530

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	386,888	192,402	876,179	556,678
Depreciation	1,084		3,252
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(359,720)	(89,478)	(932,304)	(207,148)

OTHER INCOME (EXPENSES):
Interest Income	21,648	-	61,664	-
Interest Expense	(3,418)	(37,049)	(57,588)	(108,782)

LOSS BEFORE INCOME TAXES	(341,490)	(126,527)	(928,228)	(315,930)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET LOSS	$(341,490)	$(126,527)	$(928,228)	$(315,930)

Basic and diluted loss per share of common stock:	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	25,081,366	16,145,432	20,639,398	16,145,432

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss from continuing operations	$(928,228)	$(315,930)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation and amortization	3,252	6,505
Stock paid for services	224,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,033)	(1,257)
(Increase) decrease in inventory	45,859	(176,495)
(Increase) decrease in prepaid expenses and other assets	-	46,537
Increase (decrease) in accounts payable and accrued liabilities	(38)	(3,017)
Increase (decrease) in royalties payable, including related accrued interest	(4,076)	161,440
Net cash flows (used) in operating activities	(661,264)	(282,217)

Cash flows from investing activities
Net Change in line of credit receivable-Related Party	(748,800)	(1,500)
Net cash flows (used) in investing activities	(748,800)	(1,500)

Cash flows from financing activities
Net change – payable line of credit payable – related party	415,670	88,447
Proceeds from unrelated party notes payable	700,000	-
Proceeds from sale of stock	300,000	-
Net cash flows provided by financing activities	1,415,670	88,447

Increase (decrease) in cash	5,606	(195,270)

Cash and cash equivalents, beginning of period	781	236,301
Cash and cash equivalents, end of period	$6,387	$41,031

Cash paid during the period for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Non-cash investing and financing activities:
For the nine months ended September 30, 2008:

The Company issued 490.196 shares of Series A Preferred stock for debt reduction of $1,495,664.

The Company converted 1,490.196 shares of Series A Preferred stock for 7,600,000 shares of Common Stock.

         The Company issued 500,000 shares of Common Stock for services valued at $50,000.
         The Company issued 503,448 shares of Common Stock for a subscription receivable for $292,074.

         The Company issued 350,000 shares of Common Stock for debt reduction of $ 203,000.

         The Company issued 17,241 shares of Common Stock for debt reduction of $10,000.

         The Company issued 250,000 shares of Common Stock for consulting services valued at $145,000.

         The Company issued 50,000 of Common Stock for services valued at $29,000.

For the nine months ended September 30, 2007:
None

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
SEPTEMBER 30, 2008
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2007, filed with the Company's Annual Report on Form 10-K.

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

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

QUARTER ENDED September30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CURRENT NOTES PAYABLE

	Accrued	Total
	Interest	Debt
Island Capital	$ 503	$ 10,000
Investment Firm, unsecured, payable on September 30, 2008
including interest at 10% per annum, currently in default	37,333	487,000
	$ 37,836	$ 497,000

NOTE 4 – RELATED PARTY NOTES PAYABLE AND OTHER TRANSACTIONS

Notes Payable

Funds are advanced from various related parties including the Company’s President and CEO/CFO. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through September 30, 2008 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of September 30, 2008 was approximately $213,041. The following is a summary of amounts due to / from related parties as of September 30, 2008:

Related party	Nature of relationship	Terms of the agreement	Amounts due to related parties

HEB, LLC, a Nevada Limited Liability Company	Scott Haire, is a one-percent Member, but is the Manager of HEB, LLC

Series of funds advanced under two separate, unsecured $1 million lines of credit dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date, interest payable quarterly; unused lines available at September 30, 2008 total $1,584,331.

			$ 415,670

eAppliance Payment Solutions, LLC a Nevada Limited Liability Company	Controlling owners in eAppliance Payment Solutions, LLC are Cossutta and Haire	Note dated January 1, 2004 for $2,410 at 10% per annum; $10,000 line of credit.	2,410

			$ 418,080

Notes Receivable

During January 2008, the Company extended a Line of Credit to HEB, LLC in the amount of $1,000,000. Interest is accrued on outstanding balances at 10% per annum. The amount advanced and receivable on the Line was $830,450 and $0 with interest income of $61,664 and $0 for the nine months ended September 30, 2008 and 2007 respectively.

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

On January 11, 2008, the Company issued 86,207 shares of common stock for cash of $50,000 or $.58 per share.

On January 21, 2008, the Company issued 500,000 shares of common stock for services valued at $50,000 or $.10 per share.

On January 31, 2008, the Company entered into a subscription agreement to issue 367,647 shares of common stock for cash of $250,000 or $.68 per share. The Company has received payment on the agreement.

On May 27, 2008, 1,490.196 shares of Series A Convertible Preferred Stock, which represented all of the Company’s outstanding Series A preferred stock, were automatically converted into an aggregate of 7,600,000 shares of common stock when the Company filed an amendment to its Articles of Incorporation increasing the authorized number of shares of common stock from 20,000,000 to 100,000,000.

On August 31, 2008, the Company issued (a) 503,448 shares of common stock for stock subscription receivable of $292,074; (b) 350,000 shares of common stock upon the conversion of $203,000 in principle amount of a previously issued convertible note; (c) 267,241 shares of common stock in exchange for $155,000 of outstanding debt; and (d) 50,000 shares of common stock for services valued at $29,000.  All of the foregoing issuances were made at a price per share of $.58

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Caution Concerning Forward-Looking Statements/Risk Factors

The following discussion should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors that affect our business, included in this section and elsewhere in this report.

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

Other key factors that affect our operating results are as follows:

•     Overall customer demand and acceptance for our various products.

•     Volume of products ordered and the prices at which we sell our products.

•     Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.

•     Our ability to match operating costs to shifting volume levels.

•     Increases in the cost of raw materials and other supplies.

•     The impact of competitive products.

•     Limitations on future financing.

•     Increases in the cost of borrowings and unavailability of debt or equity capital.

•     Our inability to gain and/or hold market share.

•     Exposure to and expense of resolving and defending product liability claims and other litigation.

•     Managing and maintaining growth.

•     The success of product development and new product introductions into the marketplace.

•     The departure of key members of management.

•     Our ability to efficiently manufacture our products.

•     Unexpected customer bankruptcy.

Overview and plan of operation

Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC, a Nevada limited liability company. We hold the exclusive worldwide license to certain patented technologies and processes related to an advanced collagen based wound care product formulation, which we market under the brand name “CellerateRx™”. These products are FDA cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds.
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
We currently have limited business operations, maintaining leased offices in Fort Worth, Texas and Fort Lauderdale, Florida. All of our major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although Wound Care Innovations is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care Innovations also conducts other activities that are typical of a product distributor, including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care Innovations’ Fort Lauderdale offices.
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

Results of Operations

Nine months ended September 30, 2008 and 2007

Revenues. The Company generated revenues for the nine months ended September 30, 2008 of $215,484 (2007: $557,365), a decrease of approximately 61% from the same period in 2007.

Cost of revenues and gross margin. Costs of revenues for 2008 were $268,357 (2007: $207,835) resulting in a gross margin/(loss) of ($52,873) (2007: $349,530)

Selling, general and administrative expenses ("SGA"). SGA for 2008 were $876,179 (2007: $556,678) consisting primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

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

Effective January 11, 2008, we received $50,000 from the sale and issuance of 86,207 shares of our common stock and an additional $700,000 from the sale and issuance of a convertible promissory note. On January 31, 2008, the Company received $250,000 from the sale of 367,647 shares of common stock.

On August 31, 2008, the Company issued (a) 503,448 shares of common stock for stock subscription receivable of $292,074; (b) 350,000 shares of common stock upon the conversion of $203,000 in principle amount of a previously issued convertible note; (c) 267,241 shares of common stock in exchange for $155,000 of outstanding debt; and (d) 50,000 shares of common stock for services valued at $29,000.  All of the foregoing issuances were made at a price per share of $.58

Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continuously incurred losses from operations and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

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

It is the Company’s belief that it will continue to incur nominal losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its officers and shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has insignificant revenues and the Company’s need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management’s plans are to (i) raise capital by obtaining financing through private placement efforts; (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers and shareholders as necessary.

The Company’s future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

Contractual Obligations (Commitments And Contingencies)

Operating leases

The Company leases office space and office equipment under an operating lease expiring in various years through 2009. Rental expense charged to operations for the nine months ended September 30, 2008, was approximately $38,302 (2007: $42,000). Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of September 30, 2008, for each of the next two years and in the aggregate are as follows (approximately):

2009	$ 51,322
2010	-
$51,322

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of September 30, 2008, unpaid payroll taxes total approximately $203,484. The Company has estimated the related penalties and interest at approximately $153,165 computed through September 30, 2008, which are included in current liabilities at September 30, 2008. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2008.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings – None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2008, the Company issued (a) 503,448 shares of common stock for cash of $292,074; (b) 350,000 shares of common stock upon the conversion of $203,000 in principle amount of a previously issued convertible note; (c) 267,241 shares of common stock in exchange for $155,000 of outstanding debt; and (d) 50,000 shares of common stock for services valued at $29,000.  All of the foregoing issuances were made at a price per share of $.58

The foregoing issuance of the shares of our common stock, the convertible promissory note were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 3. Defaults Upon Senior Securities – None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information – None

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

                                   WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: November 14, 2008	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and President
(and Principal Financial Officer)