Form 10-K
period 2008-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2009-03-31
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File Number 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

	Texas	59-2220004
	(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Main Street, Suite 3100, Fort Worth Texas 76102
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (817) 820-7080

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
	Common	OTC BULLETIN BOARD

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [ X ]

Issuer's revenues for its most recent fiscal year: $290,183. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted market price $3.15 at which the common equity was sold as of March 30,2009 was approximately $18,465,363.

As of March 19, 2009 27,237,310 shares of the Issuer's $.001 par value common stock were issued and 27,233,221 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2008

		Page

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	4

ITEM 1B.	UNRESOLVED STAFF COMMENTS	11

ITEM 2.	PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
	SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES	12

ITEM 6.	SELECTED FINANICAL DATA	14

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISKS	18

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMTARY DATA	18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	19

ITEM 9A(T).	CONTROLS AND PROCEDURES	19

ITEM 9B.	OTHER INFORMATION	19

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	20

ITEM 11.	EXECUTIVE COMPENSATION	23

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND DIRECTOR INDEPENDENCE	24

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	25

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	26

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	27

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

We currently have limited business operations, maintaining leased offices in Fort Worth, Texas and Fort Lauderdale, Florida. All of our major business functions are performed by our subsidiary, Wound Care Innovations, LLC. Although Wound Care Innovations is a product distributor, it is also responsible for product packaging development, packaging materials, and coordination of all processes except the actual manufacturing of the product. Wound Care Innovations also conducts other activities that are typical of a product distributor, including sales, marketing, customer service, and customer support. All of these activities are run and managed out of Wound Care Innovations’s Fort Lauderdale offices.

Manufacturing of our products is conducted by Applied Nutritionals. CellerateRx is a trademark of Applied Nutritionals, LLC. Warehousing, shipping, and physical inventory management is outsourced to Pac-Source, LLC of Rochester, NY.

We have been pre-marketing CellerateRx products to select markets and have received positive user feedback from many healthcare markets, including long-term care facilities, wound care centers, hospitals, homecare agencies, and durable medical equipment companies. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that represent strong recurring revenue opportunities for the Company.

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

Wound Care Industry

The U.S. wound care market serves between three to five million patients annually with wounds resulting from diabetes, arterial insufficiency, pressure caused by immobility and other causes. According to a new report from BCC Research, the U.S. advanced wound care market generated approximately $3.5 billion in 2008 and is expected to increase to $6 billion by 2013, an annual growth rate of 11.3%. Globally, the wound care market is estimated to be over $14 billion. Identifying costs associated with treating wounds is complicated, but a number of estimates have been made for overall costs as well as for specific wound types.

The management and treatment of chronic and complex wounds costs the US an estimated $20 billion per year. Treatment costs for venous leg ulcers total between $2.5 and $3.5 billion annually. Pressure ulcers are associated with significant rates of morbidity and mortality.

Diabetic ulcers are of special concern. They are the leading cause of hospitalization among diabetic patients and are conservatively estimated to cost the US health care system $1 billion per year. Global projections for the diabetes epidemic show an increase from 189 million in 2003 to 324 million in 2025, an increase of 72%. This is significant as statistics show that every 30 seconds a lower limb is lost somewhere in the world as a consequence of diabetes. The direct cost of an amputation is estimated to be between $30,000-$60,000 and most amputations begin with a foot ulcer. Diabetic foot ulcers are estimated to occur in 15% of all patients with diabetes.

Growth of wound management is linked to advanced technologies, an aging population, and higher rates of diabetes globally. In addition, military wound care and other government segments represent significant trends and growth opportunities for the changing wound care market.

CellerateRx® advanced wound care collagen products are FDA cleared as unclassified medical devices and come in a powder or a gel. Both have HCPCS under surgical dressing classification. Indications are acute and chronic wounds which include but are not limited to:

Pressure ulcers

Diabetic ulcers

Venous stasis ulcers

Ulcers due to arterial insufficiency

Traumatic wounds

Surgical wounds

Superficial wounds

1st and 2nd degree burns

Although collagen has been used for a number of years as a component of wound care dressings, we believe that the patented form of collagen in CellerateRx® products allows these dressings to have a more active role in wound therapy than other currently available collagen dressings.

The overall market for wound care in the United States consists of healthcare professionals and organizations that provide care for those with wounds. Currently, we focus on sales and marketing activities directed toward those professionals and organizations that will either resell the product or use them directly in the course of managing their patient’s wounds. We also are working on specific international distribution agreements around the world and are working to obtain the CE mark necessary to distribute in European markets.

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

The overall market for wound care products in the U.S. consists of healthcare professionals and organizations that provide care for those with wounds; durable medical equipment companies that supply ambulatory patients with products; and product companies that market drugs, devices, and methodologies to healthcare organizations and patients. Presently, we focus on sales and marketing activities directed toward professionals and organizations that will either resell CellerateRx products or use them in the course of treating their patient’s wounds.

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

The Company is currently exploring a potential acquisition of BioPharma Management Technologies, Inc., a company that has recently launched the development of topical pain management products. The Company believes that BioPharma’s anticipated products will be complementary to CellerateRx and will provide a broad application across several medical specialties while supplying a good safety profile.

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

Our packaging, inventory management, and shipping activities are currently outsourced to Pac-Source, LLC, a non-affiliated entity who provides packaging, warehousing, and fulfillment services from their Rochester, NY facilities.

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

We expect to incur losses in the future and may not achieve or maintain profitability

We have incurred net losses since we began our current operations in 2004. Our net loss was approximately $1,773,196 for our year ended December 31, 2008, and approximately $542,756 for the year ended December 31, 2007. We have made and will continue to make significant investments in our sales and marketing programs and research and development, resulting in a substantial increase in our operating expenses. Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future. We may not be able to generate sufficient revenue from sales of our products and related professional services to become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability. We cannot predict when we will operate profitably, if at all. If we fail to achieve or maintain profitability, our stock price may decline.

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

•	Because our products are still at a relatively early stage of commercialization, it is difficult for us to forecast the full level of market acceptance that our solution will attain;

•	competitors may develop products that render our products obsolete or noncompetitive or that shorten the life cycles of our products. Although we have had initial success, the market may not continue to accept our wound care products;

•	we may not be able to attract and retain a broad customer base; and

•	we may not be able to negotiate and maintain favorable strategic relationships.

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

If shortages or delays persist, the cost to manufacture our products may increase, or may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough product at reasonable prices or of acceptable quality to meet our or our customer’s needs. Accordingly, our revenues could suffer and our costs could increase until other sources can be developed. There can be no assurance that we will not encounter these problems in the future.

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

Our competitors may be able to keep us out of some distribution channels, close us out from some larger accounts with “Master Contracts” for full product lines, and create market awareness that hinders our abilities to secure key accounts in a cost effective way. Increased competition could significantly reduce our future revenue and increase our operating losses due to price reductions, lower gross margins or lost market share, which could harm our business and cause our stock price to decline.

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

Healthcare services are heavily reliant upon health insurance reimbursement. Although many current insurance plans place much of the financial risk on providers of care (allowing them to choose whatever products/therapies are most cost effective) under capitated or prospective payment structures, much of our business is related to Medicare-eligible populations. Although our products are currently eligible for reimbursement under Medicare Part B, adjustments to our reimbursement amounts or a change in Medicare’s reimbursement policies could have an adverse effect on our ability to pursue market opportunities.

If we cannot meet our future capital requirements, our business will suffer

We will need additional financing to continue operating our business. We need to raise additional funds in the future through public or private debt or equity financings in order to:

•	fund operating losses;

•	scale sales and marketing to address the market for wound care products;

•	take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

•	hire, train and retain employees;

•	develop new products; or

•	respond to economic and competitive pressures.

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

Our operating results may fluctuate, which may adversely affect our stock price

We are an emerging company. As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the company reaches critical mass and the market becomes more stable. These fluctuations are due to a variety of factors, some of which are outside of our control, including:

•	the fact that we are a relatively young company with relatively young products;

•	our ability to attract new customers and retain existing customers;

•	the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

•	the amount and timing of operating expense relating to the expansion of our business and operations;

•	the development of new wound care products or product enhancements by us or our competitors;

•

actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our financial statements; and

•	how well we execute on our strategy and operating plans.

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

Our revenues for a particular period are difficult to predict, and a shortfall in revenues may harm our operating results

As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than we anticipate, or may decline. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

•	in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products;

•	some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions;

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

A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. Our officers and board members own approximately 52.2% of the 27,233,221 shares of our common stock outstanding. If management votes together, it will influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires. For example, our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Please see “Principal Stockholders” for a more detailed description of our share ownership.

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

As of March 31, 2009 there were 27,237,310 shares of common stock issued and 27,233,221 outstanding. In addition warrants representing 1,000,000 shares of common stock are currently outstanding.

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

“Penny Stock” Limitations

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

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Risk Factors” section above. These factors may cause our actual results to differ materially from any forward-looking statement. Readers are urged to carefully review and consider the various disclosures we make in this report and in our other reports filed with the Securities and Exchange Commission.

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

item 1b. unresolved staff comments

None

item 2. DESCRIPTION OF PROPERTY

The Company's principal executive office is located at 777 Main Street, Fort Worth. TX 761021. Wound Care’s principal office is located at 790 E Broward Blvd, Suite 300, Fort Lauderdale, FL 33301. These offices contain approximately 2,000 square feet and are leased for a 5 year term expiring September 2009. Rental on Wound Care’s office is $4,130.77 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company has been added as a defendant with other entities in a lawsuit regarding stock transactions during 1997. The company believes it has no liability and believes it will prevail. The Company intends to vigorously defend its position and believes the ultimate outcome will not have any material effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol “MBSB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The high and low sales prices are as follows for the periods indicated:

YEAR	QUARTER ENDING	HIGH	LOW
2007	March 31, 2007	$0.45	$0.05
	June 30, 2007	$0.30	$0.06
	September 30, 2007	$0.35	$0.10
	December 31, 2007	$1.10	$0.32
2008	March 31, 2008	$1.60	$1.60
	June 30, 2008	$4.25	$3.35
	September 30, 2008	$3.52	$3.40
	December 31, 2008	$3.35	$3.35

Record Holders

As of March 31, 2009, there were approximately 2,000 shareholders of record holding a total of 27,237,310 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the past fiscal year. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.

Effective January 1, 2008 the Company issued 490.196 shares of $10.00 par value preferred stock for cancellation of related party debt totaling $1,495,664 or $3,051.15 per share. The following notes payable and lines of credit were converted: Scott Haire $10,000 note dated July 11, 2005, at 10% per annum, due December 31, 2008; Araldo Cossutta six separate, unsecured notes as follows: (i)$75,000 note dated September 30, 2004, at 10% per annum, due December 31, 2008; (ii)$80,000 note dated September 14, 2005, at 10% per annum, due December 31, 2008; (iii) $350,000 note dated October 15, 2007 at 10% per annum, due December 31, 2008; (iv) $42,000 note dated April 5, 2005 at 10% per annum, due December 31, 2008; (v) $50,000 note dated January 4, 2006, at 10% per annum , due December 31, 2008 and (vi) $50,000 note dated January 31, 2006 due December 31, 2008. Series of funds advanced $338,664 under two separate, unsecured $ 1 million lines of credit dated November 26, 2003 and November 4, 2004, both from HEB, LLC at 10% per annum; no maturity date, interest payable quarterly. Keystone Equity Partners Investors note dated December 14, 2006 for $500,000 at 10% per annum; due December 31, 2008.

On January 11, 2008, the Company issued 86,702 shares of common stock and warrants to purchase an aggregate of 1,500,000 additional shares of common stock for cash of $50,000 or $.58 per share.

On January 21, 2008, the Company issued 500,000 shares of common stock for services valued at $290,000 or $.58 per share.

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

On August 31, 2008, the Company issued (a) 503,448 shares of common stock for stock subscription receivable of $292,074; (b) 350,000 shares of common stock upon the conversion of $203,000 in principle amount of a previously issued convertible note; (c) 17,241 shares for debt of $10,000 and 250,000 shares for services of $145,000; and (d) 50,000 shares of common stock for services valued at $29,000.  All of the foregoing issuances were made at a price of $.58.

On October 23, 2008, the Company issued 20,000 shares of common stock for debt in the amount of $11,600.

On December 31, 2008, the Company issued (a) 968,019 shares of common stock for reduction of debt in the principal amount of $497,000; (b) 379,316 shares of common stock for debt of approximately $220,003.

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

Item 7. Management’s Discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this document. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this memorandum, particularly in “Risk Factors.”

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

Manufacturing of our products is conducted by Applied Nutritionals. CellerateRx is a trademark of Applied Nutritionals, LLC. Warehousing, shipping, and physical inventory management is outsourced to Pac-Source, LLC, of Rochester, NY.

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

Inventories. Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The Company has recorded an allowance for obsolete and slow moving inventory of $107,260 at December 31, 2008.

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

Results of Operations

Year ended December 31, 2008 Compared to Year ended December 31, 2007

Revenues. The Company generated revenues for the year ended December 31, 2008 of $290,183 compared to revenues of $630,505 for the year ended December 31, 2007, or a 54% decrease in revenues.

Cost of revenues and gross margin. Costs of revenues for the year ended December 31, 2008 were $417,099 resulting in a gross loss margin of ($126,916), compared to cost of revenues for the year ended December 31, 2007 of $223,184 and gross profit margin of $407,321. Industry standards demands evidence based studies therefore during 2008 we have focused on obtaining these studies so our product will meet the industry standards required. During 2008 we also recorded an additional allowance for slow moving or obsolete inventory of $100,000.

Selling, general and administrative expenses ("SGA"). SGA consists primarily of wages, facility-related expenses such as rent and utilities, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. SGA for 2008 were $1,631,832 compared to $813,058 for fiscal 2007, or an increase of approximately 100%. We expect SGA to increase in the future as we continue to expand our marketing efforts and the number of products we offer and as our business continues to grow and the costs associated with being a public company continue to increase as a result of increased reporting requirements, including but not limited to the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources

The Company currently has limited resources to maintain its current operations, secure more inventories, and meet its contractual obligations. Additional capital must be raised through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate our business.

During 2008, certain related parties advanced us funds for working capital purposes which were repaid with shares of Company stock. We also secured a short-term loan of $700,000, which was repaid with shares of Company stock. In total, 1,714,081 shares of common stock were issued to retire debt of $994,454. The Company also sold 454,349 shares of common stock for $300,000 cash proceeds. The Company issued 820,000 shares of common stock for non-cash services valued at $475,600.

We generated a loss from operations of $1,773,196 and our cash position at December 31, 2008 was $1,142. During 2008 our short term borrowings increased by 1,767,173. We generated a loss of $542,756 and our cash position at December 31, 2007 was $781.

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

ITEM 8.     FINANCIAL STATEMENTS and supplementary data

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
Index to Consolidated Financial Statements

______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wound Management Technologies, Inc. & Subsidiary

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. & Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 2008. Wound Management Technologies, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. & Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 30, 2009

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
December 31, 2008

ASSETS	December 31, 2008	December 31, 2007

CURRENT ASSETS:

Cash	$1,142	$781
Accounts Receivable, less doubtful accounts	28,639	24,668
Notes Receivable	--	81,650
Inventory, less reserve for obsolescence	99,858	263,276

Total current assets	129,639	370,375

Property and Equipment, Net	10,055	23,335

Other Asset	12,020	12,020

TOTAL ASSETS	$151,714	$405,730

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$93,925	$110,107
Accrued liabilities	379,046	601,329
Notes Payable-Related Parties	--	1,498,074
Notes Payable	--	10,000
Total current liabilities	472,971	2,219,510

Long Term Liabilities	--	--

TOTAL LIABILITIES	472,971	2,219,510

Stockholders' Deficiency
Preferred stock, $10 par value,
5,000,000 shares authorized; 0 shares
issued and outstanding as of
Dec. 31, 2008 and 1,000 outstanding
December 31, 2007	--	10,000

Common stock: $0.001 par value;
100,000,000 shares authorized;
27,237,310 issued and 27,233,221
outstandingas of December 31, 2008.	27,237	16,145
and 16,145,432 issued and 16,141,343
outstanding as of 2007
Additional paid-in capital	14,728,196	11,171,496
Stock Subscription Receivable	(292,074)	--
Treasury Stock	(12,039)	(12,039)
Accumulated deficit	(14,772,577)	(12,999,382)
Total stockholders deficiency	(321,257)	(1,813,780)
TOTAL LIABILITIES AND STOCKHOLDERS'	$151,714	$405,730
DEFICIENCY

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	2008	2007

Revenues	$290,183	$630,505

Cost of revenues	417,099	223,184

Gross margin	(126,916)	407,321

Selling, general and administrative	(1,631,832)	(813,058)

Loss from operations	(1,758,748)	(405,737)

Other income (expense)

Interest Income, net	(14,448)	(137,019)

Total other income (expense)	(14,448)	(137,019)

Loss before provision for income taxes	(1,773,196)	(542,756)
Current tax expense	--	--
Deferred tax expense	--	--

Loss from continuing operations	(1,773,196)	(542,756)

Net loss	$(1,773,196)	$(542,756)

Basic and diluted loss per share of common stock:	$(0.08)	$(0.03)

Weighted average number of common shares outstanding	21,958,013	16,141,343

The accompanying notes are an integral part of these consolidated financial statements.

	WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
	FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Date	Description
		Preferred Stock Shares	$10.00 Amount	Common Shares Shares	$0.001 Amount	Paid In Capital	Treasury Stock Shares	Treasury Stock Amount	Sub. Recvbl	(Accum. Deficit)	Total Equity

	Balance, December 31, 2006			16,145,432	16,145	11,181,496	(4,089)	(12,039)		(12,456,626)	(1,271,024)

	Issuance of preferred stock	1,000	10,000			(10,000)

	Net Income (Loss)									(542,756)	(542,756)

	Balance, December 31, 2007	1,000,000	10,000	16,145,432	16,145	11,171,495	(4,089)	(12,039)		(12,999,382)	(1,813,780)

1/1/08	Preferred Stock issued for debt of	490.196	4,902			1,490,762					1,495,664
	$1,495,664.18

1/11/08	Stock issued for cash @ $0.58 per share
	T. Squared			86,702	87	49,913					50,000

1/21/08	Common Stock issued for consulting services, F&J Company, Cathy Bradshaw and Richard F. Dahlson			500,000	500	289,500					290,000

1/31/08	Stock issued for cash @ $0.68 per share			367,647	368	249,632					250,000
	Hazard Trust

5/27/08	Conversion of Class A Convertible Preferred Stock to Common Stock	(1,490.196)	(14,902)	7,600,000	7,600	7,302					-

8/31/08	Common Stock issued for a Subscription receivbale @ $0.58 per share			503,448	503	291,570			(292,074)		-
	services @ $0.58 per share, Openshaw & Co.,LLC (Muldoon)

8/31/08	Common stock issued to T Squared for the cancellation of debt at $0.58 per share			349,505	350	202,650					203,000

8/31/08	Common Stock issued for debt @ $0.58
	per share, Island Capital			17,241	17	9,983					10,000

8/31/08	Common Stock issued for consulting			250,000	250	144,750					145,000
	services @ $0.58 per share, Openshaw & Co.,LLC (Muldoon)

8/13/08	Common Stock issued for services @ $0.58 per share, Henry Simon			50,000	50	28,950					29,000

8/31/08	Common Stock issued for services
	International Monetary			20,000	20	11,580					11,600
											-
12/31/08	Common Stock issued for debt @ $0.58 per share, MLH, Investments			379,316	379	219,624					220,003

12/31/08	Common Stock issued for debt @ $0.58 per share, T Squared			968,019	968	560,483					561,451

	Net Income (Loss)									(1,773,196)	(1,773,196)

	Balance, December 31, 2008	-	-	27,237,310	27,237	14,728,195	(4,089)	$ (12,039)	$ (292,074)	(14,772,578)	(321,257)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007:
	2008	2007

Cash flows from operating activities
Net loss from continuing operations	$(1,773,196)	$(542,756)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	14,000	20,080
Stock paid for services	475,600	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,971)	35,056
(Increase) decrease in inventory	163,418	(166,705)
(Increase) decrease in property and equipment	(720)	--
(Increase) decrease in prepaid expenses and other
assets	--	48,256
Increase (decrease) in accounts payable and
accrued liabilities	36,218	64,711
Increase (decrease) in royalties payable,
including related accrued interest	30,215	160,460
Net cash flows used in operating activities	(1,058,436)	(380,898)

Cash flows from investing activities
Increase in notes receivable	--	(81,650)
LOC receivable -related party	(476,773)	--
Net cash flows used in investing activities	(476,773)	(81,650)

Cash flows from financing activities
Principal payment under capital lease obligation	--	(3,169)
Proceeds from notes payable	1,235,570	10,000
Proceeds from notes payable-related parties	--	385,000
Payments on notes payable-related parties	--	(105,000)
Proceeds from common stock issuance	300,000	--
Net payments on line of credit-related parties	--	(59,803)
Net cash flows provided by financing activities	1,535,570	227,028

Increase (decrease) in cash	361	(235,520)

Cash and cash equivalents, beginning of period	781	236,301

Cash and cash equivalents, end of period	$1,142	$781

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Wound Management Technologies, Inc., a Texas corporation and subsidiary Wound Care Innovations, LLC, a Nevada limited liability company (collectively referred to as the "Company") distributes collagen-based wound care products to healthcare providers such as physicians, clinics and hospitals throughout the United States.

Significant Accounting Policies

Principles of consolidation and presentation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Business combinations – Transfers and exchanges of assets between companies under common control are accounted for at historical cost in a manner similar to that in a pooling of interests accounting. The excess of the cost of the asset acquired over the net assets sold at their book values are charged to additional paid-in capital.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Fair value of financial instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Cash and cash equivalents – The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008. The Company maintains its cash in bank deposit accounts at high quality financial institutions. The balances at times may exceed Federally insured limits of $100,000.

Fixed assets – Fixed assets are stated at cost. Depreciation for financial statement purposes is computed on the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for 2008 amounted to $14,000 (2007: $20,080).

Revenue recognition – Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales.

Allowance for doubtful accounts – The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2008, and 2007 is $9,000 and $9,000 respectively.

Inventories – Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The Company has recorded an allowance for obsolete and slow moving inventory of $107,261 and $7,261 at December 31, 2008 and 2007 respectively.

Long-lived assets – Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Income taxes – The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-based compensation – The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during 2008 or 2007. See Note 8 for a description of the Company’s stock option plan.

Earnings per share – Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Accordingly, diluted EPS was not presented because it was antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Related party transactions – A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent accounting pronouncements – The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements:

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

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 expands the use of fair-value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for our fiscal year 2008. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140, (“SFAS 155”). SFAS was effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption had no impact to the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The provisions of FASB Interpretation 48 are not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued FASB statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and the impact on financial position, financial performance, and cash flows. The adoption of the Statement is expected to have no impact to the Company’s consolidated financial position, results of operations or cash flows.

In May 2008 the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted
Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice and the provisions of the Statement are not expected to have any impact on the Company’s financial statements.

In May 2008 the FASB issued FAS No. 163 “Accounting for Financial Guarantee Insurance Contracts”—an interpretation of FASB No. 60 by insurance enterprises. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the Statement are not expected to have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – GOING CONCERN

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

It is the Company’s belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management’s plans are to (i) raise capital by obtaining funds from debt financing and / or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments (iii) convert outstanding debt to equity and (iii) obtain loans from shareholders. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company’s need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – EXCLUSIVE LICENSE AGREEMENT

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

In connection with the above described license agreements, we issued to Mr. George Petito 1,000 shares of a newly designated Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock will automatically convert into 5,100 shares of common stock upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000. The preferred stock participates with the common stock, on an as converted basis with respect to dividends and liquidation, and votes together with the common stock as a single class, as if such shares of preferred stock had been converted. The preferred stock converted to common stock during May 2008.

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

NOTE 4 – RELATED PARTY TRANSACTIONS
NOTES PAYABLE

During 2008 the Company offset related party notes in the amount of $227,899 for expenses incurred by the related parties on behalf of the Company.

Administrative services

The Company provides limited administrative services to other companies affiliated through common ownership of the Company’s shareholders.

NOTE 5 – FIXED ASSETS

Fixed assets consists of the following:	2008	2007

Furniture and fixtures	$13,607	$13,607
Phone system	13,302	13,302
Computer equipment	11,796	11,796
Artwork	30,720	30,000
Web-Site	16,430	16,430
	85,855	85,135
Less accumulated depreciation	(75,800)	(61,799)
Net book value	$ 10,055	$ 23,336

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company entered into a Consulting Agreement dated December 26, 2007, this ageement consisted of advise in investor relations. A total fee of $35,000.00 was paid in January 2008. The agreement ended on March 31, 2008.

The Company entered into a Consulting Agreement dated July 28, 2008, for advise on Public Relations management. The one time fee of $10,000.00 was paid in 2008.

The Company entered into a Consulting Agreement dated October 9, 2008, the agreement included advise on Investor Relations and Public Relations. A fee of $20,000.00 was paid in 2008.

The Company entered into a Consulting Agreement dated November 3, 2006, for advise on Public Relations. During 2008 a fee of $10,000.00 was paid. The agreement ended on September 30, 2008.

The Company’s subsidiary entered into a Consulting Agreement dated November 15, 2007, for consulting and development of customers and delivery of presentations, payment shall be $7,083.34 per month. Total amount paid under this agreement was $85,000. The Agreement can be terminated by either party with a two week notice.

The Company’s subsidiary entered into a Consulting Agreement dated April 1, 2008, for consulting and customer development with large distributors, payment shall be $4000.00 per month. Total amount paid under this agreement was $24,000.00. The agreement terminated September 30, 2008, but has continued on a month to month basis as needed.

The Company’s subsidiary entered into a Consulting Agreement dated July 1, 2007, for consulting with customers regarding the studies of the product, payment shall be $3,000.00 per month. Total amount paid under this agreement in 2008 was $36,000. The agreement is month to month.

Operating leases

The Company’s office lease in Fort Lauderdale, Florida will expire in September 2009. At this time the Company has not decided if they will extend the lease at that location or relocate. Monthly payments are $4,130.77. Total rent paid in 2008 was $67,864.

2009	$ 37,176
2010	-
$ 37,176

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of December 31, 2008, unpaid payroll taxes total approximately $203,484 and related penalties and interest approximated $165,165 computed through December 31, 2008. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2008. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

Litigation

The Company has been added as a defendant with other entities in a lawsuit regarding stock transactions during 1997. The company believes it has no liability and believes it will prevail. The Company intends to vigorously defend its position and believes the ultimate outcome will not have any material effect on the financial condition or operations of the Company.

NOTE 7 –NOTES PAYABLE

The Company entered into the following non-related party notes payable:

In January of 2008 the Company executed a note in the amount of $700,000. The note, with interest, was repaid with 1,404,226 shares of common stock.

NOTE 8 – STOCKHOLDERS’ EQUITY TRANSACTIONS

Common stock issued

At December 31, 2008 the Company had 27,237,310 shares of common stock issued and 27,233,221 outstanding. Of these shares, 4,089 shares are held by the Company as treasury stock.

Preferred Stock Issued

Each share of Series A Convertible Preferred Stock will automatically convert into 5,100 shares of common stock upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000. The preferred stock participates with the common stock, on an as converted basis with respect to dividends and liquidation, and votes together with the common stock as a single class, as if such shares of preferred stock had been converted. During May 2008, all shares of preferred stock were converted into common stock.

Effective November 28, 2007, in connection with the entry by Wound Care Innovations into certain license agreements with Applied Nutritionals and Mr. George Petito, The Company issued to Mr. George Petito 1,000 shares of a newly designated Series A Convertible Preferred Stock.

Effective January 1, 2008, the Company issued 490.196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners and others in exchange for the cancellation of approximately $1,500,000 in debt.

NOTE 9 – CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Major Customers and Trade Receivables

The Company has 2 customers in 2008 (2007: 5 customers) that each account for more than 10% of its revenues. Trade receivables from these customers totaled approximately $4,880 or 13% of total accounts receivable balance at December 31, 2008 (2007: $24,618 or 73%), and were unsecured.

NOTE 10 – CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all of its powders and gels from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 11 – INCOME TAXES

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At December 31, 2008, a deferred tax asset results from the deferred tax benefit of net operating losses. A 100% valuation allowance has been provided for the current and non-current deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance for 2008 was approximately $600,129 (2007: $19,945).

The unexpired net operating loss carry forward at December 31, 2008 is approximately $14,006,000 with $1,067,852 to expire in 2009 if not utilized.

The expected reduction in future Federal income tax expense based on the U.S. Corporate income tax rate of 34% is as follows, but fully reserved due to the uncertainly of future taxable income.

	2008	2007
Expected federal income tax benefit	$ 602,887	$ 165,805
Valuation allowance	(602,887)	(165,805)
Net benefit recorded	-	-

Deferred tax asset at December 31, 2008, is as follows:

34% of net operating loss carry forwards	$ 4,759,000
Valuation allowance	(4,759,000)
Net current deferred tax asset	-

NOTE 12-LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	2008	2007
Loss available to common shareholders (numerator)	$(1,773,196)	$(542,756)

Weighted average number of common shares
Outstanding during the period used in loss per
Share (denominator)	21,958,013	16,141,343

Dilutive loss per share is not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:	2008	2007
Interest	--	108
Income taxes	--	--

Supplemental non-cash Investing and Financing Activities:
For the year ended December 31, 2008:
1,714,081 shares of common stock were issued for conversion of debt.
820,000 shares of common stock were issued for non-cash services.
1,490,196 shares preferred stock were converted into 7,600,000 shares of common stock.

For the year ended December 31, 2007:
The Company issued 1,000 shares of Preferred Stock in connection with the signing of a License Agreement.

NOTE 14-SUBSEQUENT EVENTS

On February 24, 2009 the Company entered into a note agreement whereby Agile Opportunity Fund, LLC loaned the Company $200,000 to be repaid within 90 days at 8% interest.

Subsequent to year end related parties have loaned the Company approximately $300,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (t). CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, and corporate governance

The following table sets forth certain information regarding the directors and executive officers of the Company:

			Year First
Name	Age	Position	Elected

Scott A. Haire	44	Chairman, Chief Executive	1993
		Officer, President and Director

Gilbert A. Valdez	65	Director	1996

Araldo A. Cossutta	84	Director	1994

Steven W. Evans	58	Director	1994

Robert E. Gross	64	Director	1994

Thomas J. Kirchhofer	68	Director	1994

      Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis.

Scott A. Haire is Chairman of the Board, Chief Executive Officer and President of the Company. Prior to founding Wound Management Technologies, Inc., he was an employee of the Company from November 1993 to June 1994. Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

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

Steven W. Evans is a Certified Public Accountant with Evans Miller & Warriner, PSC, an accounting firm which he established in 1976 in Barbourville, Kentucky. He is also a founder and active in PTRL, which operates contract research laboratories located in Kentucky, California and Germany. He is also a founder and active in the management of environmental, financial and hotel corporations in Kentucky and Tennessee.

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

Thomas J. Kirchhofer is president of Synergy Wellness Centers of Georgia, Inc. He is past president of the Georgia Chiropractic Association.

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors. The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors. It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings. During fiscal 2008, the Board of Directors met on February 6, 2008. The Board of Directors does not have a standing audit, compensation, and nominating or governance committee.

Audit Committee

The Company does not maintain a standing Audit Committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

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

Compensation Committee

The Company does not maintain a standing Compensation Committee. Due to the Company’s small size at this point in time, the Board of Directors has not established a separate compensation committee. All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process. During fiscal 2008, no executive officer received any compensation from the Company.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter. Due to the Company’s small size at this point in time, the Board of Directors has not established a separate nominating committee and feels that all directors should have input into nomination decisions. As such, all members of the Board of Directors generally participate in the director nomination process. Under the rules promulgated by the SEC, the Board of Directors is, therefore, treated as a “nominating committee”.

The Board of Directors will consider qualified nominees recommended by shareholders. Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o Wound Management Technologies, Inc. 777 Main Street, Suite 3100, Fort Worth, and Texas 76102. The Board of Directors will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

With respect to the nominations process, the Board of Directors does not operate under a written charter, but under resolutions adopted by the Board of Directors. The Board of Directors is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations for nominations to fill vacancies on the Board of Directors, and for selecting the nominees for selection by the Company’s shareholders at each annual meeting. The Board of Directors has not established specific minimum age, education, experience or skill requirements for potential directors. The Board of Directors takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees. Those factors may include, without limitation, the following:

•	an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

•	the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

•	regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board of Directors and the Company.

The Board of Directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board of Directors. The Board of Directors will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates. The Board of Directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors. We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

Shareholder Communications with the Company’s Board of Directors

Any shareholder wishing to send written communications to the Company’s Board of Directors may do so by sending them in care of Lucy Singleton, Corporate Secretary, at the Company’s principal executive offices. All such communications will be forwarded to the intended recipient(s).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2008.

Code of Ethics

Due to the current formative stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the last three years. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s Chief Executive Officer over the past three years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Scott A. Haire	2008 2007 2006	-0- -0- -0-	- - -	- - -	- - -	- - -	- - -	- -

Employment Agreements

None of our executive officers has an employment agreement with the Company or its subsidiary.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. In the future we might have to offer some compensation to attract the caliber of independent board members the Company is seeking.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2008, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

As of December 31, 2008, there were 27,237,310 shares of common stock issued and 27,233,221 outstanding.

		Amount and Nature
Title	Name of Beneficial	of Beneficial		Percent
Class	Owner of Group[1]	Ownership		of Class

Common	Scott A. Haire	8,695,184	(2)	31.9%

Common	Araldo A. Cossutta	5,259,214		19.3%

Common	Steven W. Evans	15,000		--	*

Common	Thomas J. Kirchhofer	--		--	*

Common	Robert E. Gross	--		--	*

Common	Gilbert Valdez	1,666		--	*

Common	Applied Nutritionals	900,000		3.3%
	1890 Bucknell Drive
	Bethleham, PA 18015

Common	George Petito	6,000,000	(3)	22.0%
	1890 Bucknell Drive
	Bethleham, PA 18015

Common	T Squared Investments, LLC	1,404,226	(4)	5.1%
	c/o T Squared Capital LLC
	1325 Sixth Avenue, Floor 28
	New York, New York 10019

Common	All Directors and Executive Officers
	As a Group (six in number)	13,971,064		51.2%

* less than 1%

(1) Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.

(2) 7,927,970 of these shares are held by H.E.B., LLC. Mr. Haire is a one-percent member, but the managing member of H.E.B., LLC and as such, is deemed to be the beneficial owner of such shares.

3) Consists of 900,000 shares held by Applied Nutritionals and 5,100,000 shares of Common Stock. Mr. Petito is the majority member and the manager of Applied Nutritionals and in such capacity, may be deemed to be the beneficial owner of such shares.

(4) Consists of 1,404,226 shares, plus warrants and purchase options. T Squared Investments, LLC currently holds warrants issued by the Company for 1,000,000 shares of Common Stock and a purchase option issued by H.E.B., LLC for 1,200,000 shares of our Common Stock currently held by H.E.B., LLC, and notes. The warrants and purchase option provide that T Squared Investments shall not be entitled to exercise the warrants or purchase option, or convert the notes into shares of Common Stock if such exercise or conversion would result in T Squared and its affiliates having in beneficial ownership of more than 4.9% of the then outstanding number of shares of Common Stock on such date. As a result of this limitation, T Squared would not be able to exercise any warrants or the purchase option, within 60 days.

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

In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care’s debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

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

Each share of Series A Convertible Preferred Stock was automatically converted into 5,100 shares of common stock in May 2008, upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000.

All of our directors are independent, as defined by Rule 4200(a) (15) of the Nasdaq’s listing standards, except for Mr. Haire, who is not independent because he is currently employed by the Company as its Chief Executive Officer and Mr. Cossutta, who is not independent due to the above described acquisition of Wound Care.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Pritchett, Siler & Hardy, P.C. served as the Company’s independent public accountants for the year ended December 31, 2008. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid the Company’s accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees

The Audit fees billed by Pritchett, Siler & Hardy, P.C. for professional services rendered during 2008 for the audit of the Company’s annual financial statements on Form 10-K (and previous filings on Form 10-KSB) and the reviews of the financial statements included in the Company’s Form 10-QSB’s for the fiscal years ended December 31, 2008 and 2007 was $34,625 and $30,595 respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have an Audit Committee. Currently, the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor or assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2008 and 2007. Our independent auditors did not provide us with any non-audit services during the period indicated above.

ITEM 15. EXHIBITS, financial statement schedules

Exhibit No.

3.1	Articles of Incorporation*

3.1a	Articles of Amendment (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.2	Bylaws*

10.1	Stock Purchase Agreement dated as of December 28, 2007, by and between MB Software Corporation and Keystone Equity Partners.*

10.2	Exclusive Patent and Trademark License dated as of November 28, 2007, by and between Wound Care Innovations, L.L.C. and Applied Nutritionals, LLC. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2007).

10.3	Exclusive License dated as of November 28, 2007, by and between Wound Care Innovations, LLC and George Petito (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2007).

10.4	Manufacturing Agreement dated as of November 28, 2007, by and between Wound Care Innovations, L.L.C. and Applied Nutritionals, LLC (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2007).

10.5	Common Stock Purchase Agreement, dated as of January 11, 2008, by and between Wound Management Technologies, Inc. and T Squared Investments LLC (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2008).

10.6	Note Purchase Agreement, dated as of January 11, 2008, by and between Wound Management Technologies, Inc. and T Squared Investments LLC (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2008).

10.7	Common Stock Purchase Warrant "A," dated as of January 11, 2008 (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2008).

10.8	Common Stock Purchase Warrant "B," dated as of January 11, 2008 (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2008).

10.9	Registration Rights Agreement Common Stock Purchase Agreement, dated as of January 11, 2008, by and between Wound Management Technologies, Inc. and T Squared Investments LLC (Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 23, 2008).

10.10	Convertible Promissory Note dated January 11, 2008.*

31	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Scott A. Haire Scott A. Haire /s/ Lucy J. Singleton Lucy J. Singleton	CEO, President, Chairman and Principal Financial Officer Controller	March 31, 2009 March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Haire Scott A. Haire /s/ Robert E. Gross Robert E. Gross /s/ Steve Evans Steve Evans /s/ Gilbert A. Valdez Gilbert A. Valdez	CEO, President, Chairman and Principal Financial Officer Director Director Director	March 31, 2009 March 31, 2009 March 31 2009 March 31, 2009

INDEX TO EXHIBITS

Exhibits

     31      Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

     32      Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002