Form 10-Q
period 2009-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2009-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |X| * The Company is not subject to this rule yet.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 31, 2009 27,937,310 shares of the Issuer's $.001 par value common stock were issued and 27,933,221 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and
December 31, 2008 (Audited)	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended
March 31, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2009 and 2008	5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T. CONTROLS AND PROCEDURES	11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	12
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM 3. Defaults Upon Senior Securities	12
ITEM 4. Submission of Matters to a Vote of Security Holders	12
ITEM 5. Other Information	12
ITEM 6. Exhibits	12

SIGNATURE	13

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF

MARCH 31, 2009

AND AUDITED FOR THE YEAR ENDED DECEMBER 31, 2008

ASSETS	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$104,539	$1,142
Accounts Receivable, less doubtful accounts	23,538	28,639
Inventory, less reserve for obsolescence	69,323	99,858
Total current assets	197,400	129,639

Property and Equipment, Net	4,608	10,055

Other Assets	80,831	12,020

TOTAL ASSETS	$282,839	$151,714

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$122,328	$93,925
Accrured liabilities	388,896	379,046
Accrued interest-related parties	1,226	--
Notes payable, net of discount	205,833	--
Note payable -related parties	327,070	--
Total current liabilities	1,045,353	472,971

Long-Term Liabilities	--	--

TOTAL LIABILITIES	1,045,353	472,971

STOCKHOLDERS' DEFICIENCY
Preferred stock, $10 par value, 5,000,000
shares authorized; 0
issued and outstanding as of
March 31, 2009 and December 31, 2008	--	--
Common stock: $0.001 par value;
100,000,000 shares authorized;
27,937,310 issued and 27,933,221
outstanding as of March 31, 2009 and
27,237,310 issued and 27,233,221
outstanding as of December 31, 2008	27,937	27,237
Additional paid-in capital	14,795,496	14,728,196
Stock Subscription Receivable	(292,074)	(292,074)
Treasuary Stock	(12,039)	(12,039)
Accumulated deficit	(15,281,834)	(14,772,577)
Total stockholders' deficiency	(762,514)	(321,257)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$282,839	$151,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUE	$53,428	$63,270

COST OF SALES	310,145	148,236

Gross Profit	(256,717)	(84,966)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	210,089	270,518
Depreciation	5,447	1,084
LOSS FROM CONTINUING OPERATIONS:	(472,253)	(356,568)

OTHER INCOME (Expenses):
Interest expense	(37,663)	(13,406)
Interest income	659	16,741

LOSS BEFORE INCOME TAXES	$(509,258)	$(353,233)
Current tax expense	--	--
Deferred tax expense	--	--
NET LOSS	$(509,258)	$(353,233)

Basic and diluted loss per share of common stock:	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	27,238,010	16,844,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities
Net loss from continuing operations	$(509,257)	$(353,233)
Adjustments to reconcile net loss from to net cash used in
operating activities
Depreciation and amortization	5,447	1,084
Non-cash expenses	73,833	--
Stock issued for services	--	50,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(68,811)	--
(Increase) decrease in accounts receivable	5,101	(3,421)
(Increase) decrease in inventory	30,535	14,593
Increase (decrease) in accounts payable and accrued liabilities	38,253	(50,812)
Increase (decrease) in royalties payable, including related accrued
interest	1,226	(3,335)
Net cash flows used in operating activities	(423,673)	(345,124)

Cash flows from investing activities
Reduction of Line of Credit	--	(461,300)
Net cash flows used in investing activities	--	(461,300)

Cash flows from financing activities
Proceeds from short-term debt	200,000	700,000
Proceeds from notes payable related party	327,070	211,970
Net cash flows provided by financing activities	527,070	911,970

Net Increase in cash	103,397	105,546

Cash and cash equivalents, beginning of period	1,142	781
Cash and cash equivalents, end of period	$104,539	$406,327

Cash paid during the period for:
Interest	$9,000	$-
Income taxes	$-	$-

Supplemental Non-cash investing and financing activities:
700,000 shares of common stock issued with cash-less exercise
of warrants	$-	$-
Issuance of Series A Preferred stock, subsequently converted to
common, for payment of unrelated party note payable	$-	$1,495,664

20,000 shares of common stock contributed to obtain note payable	$68,000	$-

Amortized discount of note payable	$5,833	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
QUARTER ENDED MARCH 31, 2009
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2008, filed with the Company's Annual Report on Form 10-K.

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

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
QUARTER ENDED MARCH 31, 2009

NOTES TO UNAUDITED CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CURRENT NOTES PAYABLE

In February the Company executed a discounted note to an unrelated party with a face amount of $215,000 and a funded amount of $200,000. The note including interest at 18% per annum is due on May 22, 2009. Deferred loan costs amounted to $35,600 and are being amortized over the term of the loan with an unamortized balance of $21,756 at March 31, 2009. The unamortized discount amounted to $9,167 at March 31, 2009. Prepaid interest amounted to $5,500 at March 31, 2009.

NOTE 4 – RELATED PARTY NOTES PAYABLE

Funds are advanced from various related parties including the Company’s President and CEO/CFO. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through March 31, 2009 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of March 31, 2009 was approximately $2,544. The following is a summary of amounts due to related parties as of March 31, 2009:

Related party	Nature of relationship	Terms of the agreement	Amounts due to related parties

HEB, LLC, a Nevada Limited Liability Company	Scott Haire, is a one-percent Member, but the managing member of HEB, LLC

Series of funds advanced under two separate, unsecured $1 million lines of credit dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date, interest payable quarterly; unused lines available at March 31, 2009 total $822,930.

$ 277,070

Araldo A. Cossutta	Shareholder	Note dated January 13, 2009 for $50,000 at -0- per annum;	$ 50,000
$ 327,070

NOTE 5- STOCKHOLDERS’ EQUITY

On March 24, 2009, warrants to purchase shares of our common stock at an exercise price of $.001 per share were exercised, through a cashless exercise provision in the warrant, for 700,000 shares of common stock.  The price of our common stock on March 24, 2009, which was used to calculate the number of warrants exercised was $3.00.

A shareholder of the company contributed 20,000 shares of Company stock owned or controlled by the shareholder, to a lender to facilitate obtaining a loan for the Company. The $68,000 value of the stock has been recorded as a capital contribution and is being amortized as interest expense over the term of the loan.

NOTE 6-SUBSEQUENT EVENTS

None

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

Overview and plan of operation

Wound Management Technologies, Inc. distributes collagen-based wound care products that are FDA cleared as medical devices and used in the management of acute and chronic wounds. Our products are distributed to healthcare providers such as wound care centers, long term care facilities, home health agencies, DME providers, and physicians in the medical domestic and international markets, as well as government and first-aid wound care markets. The Company holds certain exclusive world-wide distribution rights to a patented collagen-based wound care product formula and processes for a molecular form of collagen that is used in our primary products, CellerateRx® powder and gel. Until now, most collagen has been presented to the body in an intact, native form which requires time for the body to break down. CellerateRx’s patented collagen fragments are a fraction of the size of the native collagen molecules and particles found in other products, delivering the benefits of collagen to the body immediately and thereby helping to “jump start” collagen’s role in wound bed processes. We believe that CellerateRx provides for unprecedented performance, range of use, cost savings, and patient friendliness. CellerateRx is indicated for acute and chronic wounds which include but are not limited to pressure ulcers (stages I-IV), traumatic wounds, diabetic ulcers, surgical wounds, venous stasis ulcers, ulcers due to arterial insufficiency, superficial wounds, and 1st and 2nd degree burns. Its ease of application can increase patient compliance and provide minimal lifestyle interruption.

Our CellerateRx products are currently marketed to and being used by wound care providers of all types. These products are also approved for reimbursement under Medicare Part B. The professional medical market and certain international markets will be the primary focus of our marketing and sales efforts for the immediate future. We believe that these products are unique in composition, applicability, clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

The Company is established to market, develop, manufacture, and distribute medical devices, prescription, and over-the-counter (OTC) products. Focused on the rapid successful expansion and increased profitability of the current product lines, as well as the development and acquisition of additional products, the Company is currently positioned to immediately impact the greater than $2.5 billion domestic US wound care market.

The Company is headquartered in Fort Worth, TX and is managed by the founding partners and veteran healthcare executives with over 50 years combined experience working as an executive team within the healthcare industry. The Company, a specialty medical device company, represents the realization of the founders to more effectively impact the healthcare market with niche products positioned in health plans, wholesalers, distributors, and retail markets that benefit patients across the U.S. and around the world.

Manufacturing of our products is conducted by Applied Nutritionals. CellerateRx is a trademark of Applied Nutritionals, LLC. Warehousing, shipping, and physical inventory management is outsourced to Pac-Source, LLC Manufacturing of Rochester, NY.

Our sales and marketing activities to date have been limited and have resulted in a nominal revenue stream. We have been focused on obtaining additional evidence based data that is necessary in today’s health care market and have had data published in peer reviewed journals and abstracts at several of the major wound care conferences. We also had a session on Cellerate at one of the premier wound care conferences in 2008 and are scheduled for two sessions in 2009. Through these activities, we have, however, secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that represent strong recurring revenue opportunities for the Company.

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

Results of Operations

Three months ended March 31, 2009 and 2008

Revenues. The Company generated revenues of $53,428 and $63,270, for the three months ended March 31, 2009 and 2008, respectively, or a decrease of approximately 16% from the same period in 2008.

Cost of revenues and gross margin. Costs of revenues for the three months ended March 31, 2009 were $310,145 and for the three months ended March 31, 2008, cost of revenues were $148,236. Our gross loss for March 31, 2009 was $256,717 and was $84,966 for the year ago period.

Selling, general and administrative expenses ("SGA"). SGA were $210,089 and $270,518 for the three months ended March 31, 2009 and 2008, respectively. SGA consists primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

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

Contractual Obligations (Commitments And Contingencies)

February 24, 2009 the Company entered into a discounted note agreement whereby Agile Opportunity Fund, LLC loaned the Company $200,000, with a face value of $215,000, to be repaid in 90 days at 18% interest per annum.

Related parties notes payable were $327,070 at the quarter ending March 31, 2009.

Operating leases

The Company’s office lease in Fort Lauderdale, Florida will expire in September 2009. At this time the Company has not decided if they will extend the lease at that location or relocate. Rental expense charged to operations for the three months ending March 31, 2009 was $13,147 and $12,400 for March 31, 2008.

2009	$ 37,176
2010	-
$ 37,176

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of March 31, 2009, unpaid payroll taxes total approximately $203,000. The Company has estimated the related penalties and interest at approximately $168,000 computed through March 31, 2009, which are included in current liabilities at March 31, 2009. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2009.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company has been added as a defendant, with other entities, in a civil suit. The lawsuit is in regards to stock transactions during 1997. The Company believes it will prevail and intends to vigorously defend its position.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: May 11, 2009	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and President
(and Principal Financial Officer)