Form 10-Q
period 2009-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2009-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

☒As of August 5, 2009, 27,937,310 shares of the Issuer's $.001 par value common stock were issued and 27,933,221 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and
December 31, 2008 (Audited)	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2009 and 2008	5

Notes to unaudited condensed consolidated financial statements	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T. CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	12
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM 3. Defaults Upon Senior Securities	12
ITEM 4. Submission of Matters to a Vote of Security Holders	12
ITEM 5. Other Information	12
ITEM 6. Exhibits	13

SIGNATURE	13

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF

JUNE 30, 2009

AND AUDITED FOR THE YEAR ENDED DECEMBER 31, 2008

ASSETS	June 30, 2009	December 31, 2008

CURRENT ASSETS:
Cash	$2,317	$1,142
Accounts receivable, less doubtful accounts	18,364	28,639
Prepaid asset	82,596	--
Inventory, less reserve for obsolescence	63,799	99,858
Total current assets	167,076	129,639

Property and Equipment, Net	6,083	10,055

Other Assets	12,020	12,020

TOTAL ASSETS	$185,179	$151,714

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$186,818	$93,925
Accrued liabilities	431,276	379,046
Accrued interest-related parties	10,809	--
Note payable -related parties	620,070	--
Total current liabilities	1,248,973	472,971

Long-Term Liabilities	--	--

TOTAL LIABILITIES	1,248,973	472,971

STOCKHOLDERS' DEFICIENCY
Preferred stock, $10 par value, 5,000,000
shares authorized; 0
issued and outstanding as of
June 30, 2009 and December 31, 2008	--	--
Common stock: $0.001 par value;
100,000,000 shares authorized;
27,937,310 issued and 27,933,221
outstanding as of June 30, 2009 and
27,237,310 issued and 27,233,221
outstanding as of December 31, 2008	27,937	27,237
Additional paid-in capital	14,795,496	14,728,196
Stock Subscription Receivable	(292,074)	(292,074)
Treasuary Stock	(12,039)	(12,039)
Accumulated deficit	(15,583,114)	(14,772,577)
Total stockholders' deficiency	(1,063,794)	(321,257)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$185,179	$151,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUE	$73,725	$75,130	$127,812	$138,400

COST OF SALES	134,278	71,289	413,753	219,525

Gross Profit	(60,553)	3,841	(285,941)	(81,125)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	187,042	218,773	408,630	489,291
Depreciation	1,986	1,084	3,972	2,168
LOSS FROM CONTINUING OPERATIONS:	(249,581)	(216,016)	(698,543)	(572,584)

OTHER INCOME (Expenses):
Interest expense	(74,330)	(40,764)	(111,993)	(54,170)
Interest income	--	23,275	--	40,016

LOSS BEFORE INCOME TAXES	(323,911)	(233,505)	(810,536)	(586,738)
Current tax expense	--	--	--	--
Deferred tax expense	--	--	--	--
NET LOSS	$(323,911)	$(233,505)	$(810,536)	$(586,738)

Basic and diluted loss per share of common stock:	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	27,937,310	19,747,388	27,937,310	18,389,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities
Net loss from continuing operations	$(810,536)	$(586,738)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	3,972	2,168
Non-cash expenses	83,000	--
Stock issued for services	--	50,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(82,596)	--
(Increase) decrease in accounts receivable	10,275	(14,077)
(Increase) decrease in inventory	36,059	28,952
Increase (decrease) in accounts payable and accrued liabilities	145,122	(32,657)
Increase (decrease) in royalties payable, including related
accrued interest	10,809	26,945
Net cash flows used in operating activities	(603,895)	(525,407)

Cash flows from investing activities
Increase in line of credit-related party	--	(708,200)
Net cash flows used in investing activities	--	(708,200)

Cash flows from financing activities
Net advances related parties-line of credit	--	325,370
Proceeds from party notes payable-related party	820,070	700,000
Payment on note payable-related party	(215,000)	--
Proceeds from sale of common stock	--	300,000
Net cash flows provided by financing activities	605,070	1,325,370

Net Increase in cash	1,175	91,763

Cash and cash equivalents, beginning of period	1,142	781
Cash and cash equivalents, end of period	$2,317	$92,544

Cash paid during the period for:
Interest	$33,184	$--
Income taxes	$--	$--

Supplemental Non-cash investing and financing activities:
700,000 shares of common stock issued with cash-less exercise
of warrants	$700	$--
Issuance of Series A Preferred stock, subsequently converted
to common, for payment of unrelated party note payable	$--	$1,495,664
20,000 shares of common stock contributed to obtain note payable	$68,000	$--

Amortized discount of note payable	$15,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
JUNE 30, 2009
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2008, filed with the Company's Annual Report on Form 10-K.

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

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY
JUNE 30, 2009
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CURRENT NOTES PAYABLE

In February the Company issued a discounted note to an unrelated party with a face amount of $215,000 and a funded amount of $200,000. The principal and accrued interest, at 18% per annum, was due on May 22, 2009. Deferred loan costs amounted to $35,600 and were amortized over the term of the loan. The amortized discount of $15,000 was expensed over the term of the loan. The interest expense amounted to $9,000 at June 30, 2009. The principal amount of the note was paid in full at June 30, 2009.

NOTE 4 – RELATED PARTY NOTES PAYABLE

Funds are advanced from various related parties including the Company’s President and CEO/CFO. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly, and with maturity dates through June 30, 2009 per the table below. All notes are current liabilities and some of the notes are currently in default. Accrued interest due to related parties included in accrued liabilities as of June 30, 2009 was approximately $10,809. The following is a summary of amounts due to related parties as of June 30, 2009:

Related party	Nature of relationship	Terms of the agreement	Amounts due to related parties

HEB, LLC, a Nevada Limited Liability Company	Scott Haire, is a one-percent Member, but the managing member of HEB, LLC

Series of funds advanced under two separate, unsecured lines of credit totaling $1 million dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date, interest payable quarterly; unused lines available at June 30, 2009 total $379,930.

$ 620,070

Araldo A. Cossutta	Shareholder	Note dated January 13, 2009 for $50,000 at -0- per annum; The note was paid in full April 2009	$ -0-
$ 620,070

NOTE 5- STOCKHOLDERS’ EQUITY

On March 24, 2009, outstanding warrants to purchase shares of our common stock at an exercise price of $.001 per share were exercised, through a cashless exercise provision in the warrant, resulting in the issuance of 700,000 shares of common stock.  The price of our common stock on March 24, 2009, which was used to calculate the number of warrants exercised was $3.00.

On February 24, 2009 a shareholder of the company contributed 20,000 shares of Company stock owned or controlled by the shareholder, to a lender to facilitate obtaining a loan for the Company. The $68,000 value of the stock has been recorded as a capital contribution and was amortized as interest expense over the term of the loan.

NOTE 6- SUBSEQUENT EVENTS

Wound Management Technologies, Inc. announced June 15, 2009 that it had reached an agreement in principal to acquire BioPharma Management, Inc., a privately held biotechnology company with a platform of proprietary and patented technology for topical pain management and resorbable orthoses. The transaction will be structured as a share exchange pursuant to which BioPharma would become a wholly-owned subsidiary of Wound Management in exchange for 5,000,000 shares of Wound Management common stock. The transaction is subject to certain contingencies including a complete legal, financial and technical review of BioPharma by Wound Management.

The Company has evaluated subsequent events from the balance sheet date through August 5, 2009.

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

•     Unexpected customer bankruptcy.

Overview and plan of operation

Wound Management Technologies, Inc. distributes collagen-based wound care products that are FDA cleared as medical devices and used in the management of acute and chronic wounds. Our products are distributed to healthcare providers such as wound care centers, long-term care facilities, home health agencies, DME providers, and physicians in the medical domestic and international markets, as well as government and first-aid wound care markets. The Company holds certain exclusive world-wide distribution rights to a patented collagen-based wound care product formula and processes for a molecular form of collagen that is used in our primary products, CellerateRx® powder and gel. Until now, most collagen has been presented to the body in an intact, native form which requires time for the body to break down. CellerateRx’s patented collagen fragments are a fraction of the size of the native collagen molecules and particles found in other products, delivering the benefits of collagen to the body immediately and thereby helping to “jump start” collagen’s role in wound bed processes. We believe that CellerateRx provides for unprecedented performance, range of use, cost savings, and patient friendliness. CellerateRx is indicated for acute and chronic wounds which include but are not limited to pressure ulcers (stages I-IV), traumatic wounds, diabetic ulcers, surgical wounds, venous stasis ulcers, ulcers due to arterial insufficiency, superficial wounds, and 1st and 2nd degree burns. Its ease of application can increase patient compliance and provide minimal lifestyle interruption.

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

Results of Operations

Three and six months ended June 30, 2009 and 2008

Revenues. The Company generated revenues of $73,725 and $75,130, for the three months ended June 30, 2009 and 2008, respectively, or a decrease of approximately 1.87% from the same period in 2008. The Company generated revenues of $127,812 and $138,400 for the six months ended June 30, 2009 and 2008, respectively, or a decrease of approximately 7.65% from the same period.

Cost of revenues and gross margin. Costs of revenues for the three months ended June 30, 2009 were $134,278 and were $71,289 for the three months ended June 30, 2008. Costs of revenues for the six months ended June 30, 2009 were $413,753 and for the six months ended June 30, 2008, cost of revenues were $219,525. Our gross loss for June 30, 2009 was $285,941 and was $81,125 for the six months ended June 30, 2008.

Selling, general and administrative expenses ("SGA"). SGA were $187,042 and $218,773 for the three months ended June 30, 2009 and 2008, respectively. SGA were $408,630 and $489,291 for the six months ended June 30, 2009 and 2008, respectively. SGA consists primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

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

Contractual Obligations (Commitments And Contingencies)

Related parties notes payable were $620,070 at the quarter ending June 30, 2009.

Operating leases

The Company’s office lease in Fort Lauderdale, Florida will expire in September 2009. At this time the Company has not decided if they will extend the lease at that location or relocate. Rental expense charged to operations for the six months ending June 30, 2009 was $24,795 and $26,294 for June 30, 2008. The following are the minimum payment due as of December 31, 2008:

2009	$ 37,176
2010	-
$ 37,176

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June 30, 2009, unpaid payroll taxes total approximately $203,000. The Company has estimated the related penalties and interest at approximately $168,000 computed through June 30, 2009, which are included in current liabilities at June 30, 2009. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

   On June 15, 2009, the Company announced that they had reached an agreement in principle to acquire BioPharma Management Technologies, Inc., a privately held biotechnology company with a platform of proprietary and patented technologies for topical pain management and resorbable orthoses. The transaction would be structured as a share exchange pursuant to which BioPharma Management Technologies, Inc., would become a wholly-owned subsidiary of the Company in exchange for 5,000,000 shares of Company stock. The transaction is subject to certain contingencies, including a complete legal, financial and technical review of BioPharma Management Technologies, Inc.

ITEM 6. Exhibits

(a) Exhibits

31     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32     Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: August 11, 2009	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and President
(and Principal Financial Officer)