Form 10-Q
period 2009-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2009-11-20
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 20, 2009, 32,937,310 shares of the Issuer's $.001 par value common stock were issued and 32,933,221 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and
December 31, 2008 (Audited)	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2009 and 2008	5

Notes to unaudited condensed consolidated financial statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	13
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM 3. Defaults Upon Senior Securities	13
ITEM 4. Submission of Matters to a Vote of Security Holders	13
ITEM 5. Other Information	13
ITEM 6. Exhibits	14

SIGNATURE	14

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

SEPTEMBER 30, 2009

AND AUDITED FOR THE YEAR ENDED DECEMBER 31, 2008

ASSETS	September 30, 2009	December 31, 2008

CURRENT ASSETS:
Cash	$6,068	$1,142
Accounts Receivable, net	36,682	28,639
Prepaid Assets	7,540	--
Inventory, net	119,564	99,858
Total Current Assets	169,854	129,639

Property and Equipment, Net	4,097	10,055

Intangible Assets - Patent	510,310	--
Intangible Assets - Marketing Contracts	4,187,515	--
Deferred Loan Costs	50,728	--
Other Assets	12,020	12,020

TOTAL ASSETS	$4,934,524	$151,714

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	$195,873	$93,925
Dividends/Royalties	43,479	12,397
Accrued Liabilities	382,024	366,649
Accrued Interest-related parties	27,406	--
Notes Payable-related parties	407,850	--
Notes payable	550,000	--
Total Current Liabilities	1,606,632	472,971

Long Term Liabilities	--	--

TOTAL LIABILITIES	1,606,632	472,971

STOCKHOLDERS' EQUITY(DEFICIENCY)
Preferred stock, $10 par value, 5,000,000
shares authorized; 0 issued and outstanding.	--	--

Common stock: $0.001 par value;
100,000,000 shares authorized; 32,937,310
issued and 32,933,221 outstanding as of
September 30, 2009 and 27,237,310 issued
and 27,233,221 outstanding as of December
31, 2008	32,937	27,237
Additional paid-in capital	19,441,026	14,728,196
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated deficit	(15,841,958)	(14,772,577)
Total stockholders' equity (deficiency)	3,327,892	(321,257)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$4,934,524	$151,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	Setember 30,	September 30,	September 30,	September 30,
REVENUES:	2009	2008	2009	2008

Total Revenue	$102,926	$77,084	$229,644	$215,484

Cost of Revenue	98,122	48,831	511,875	268,357

Gross Profit (Loss)	4,804	28,253	(282,231)	(52,873)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	239,680	386,888	648,310	876,179
Depreciation	1,986	1,084	5,958	3,252
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(236,862)	(359,719)	(936,499)	(932,304)

OTHER INCOME (EXPENSES):
Interest Income	5,100	21,648	6,194	61,664
Interest Expense	(27,082)	(3,418)	(139,075)	(57,588)

LOSS BEFORE INCOME TAXES	(258,844)	(341,489)	(1,069,380)	(928,228)
Current tax expense	--	--	--	--
Deferred tax expense	--	--	--	--
NET LOSS	$(258,844)	$(341,489)	$(1,069,380)	$(928,228)

Basic and diluted loss per share of common stock:	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	27,454,049	25,081,366	27,773,940	20,639,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net loss from continuing operations	$(1,069,380)	$(928,228)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	5,958	3,252
Non-cash expenses	68,000	--
Deferred costs - amortization	101,563	--
Stock paid for services	--	224,000
Changes in assets and liabilities:
(Increase) decrease in acquired subsididary cash	300	--
(Increase) decrease in accounts receivable	(8,043)	(2,033)
(Increase) decrease in inventory	(19,706)	45,859
(Increase) decrease in prepaid expense	(7,540)	--
(Increase) decrease in dividends and royalties	31,082	(4,076)
Increase (decrease) in accounts payable and accrued liabilities	101,947	(38)

(Increase) decrease in accrued payroll tax and penalties	15,375	--
Increase (decrease) accrued interest	27,406	--
Net cash flows used in operating activities	(753,038)	(661,264)

Cash flows from investing activities
Purchase of intangible assets	(47,595)	--
Reduction of Line of Credit	--	(748,800)
Net cash flows used in investing activities	(47,595)	(748,800)

Cash flows from financing activities
Proceeds from notes payable related parties	1,093,025	449,570
Payments on notes payable related parties	(735,175)	(33,900)
Proceeds from unrelated party notes payable	612,709	700,000
Payments on notes payable	(165,000)	--
Proceeds from sale of stock	--	300,000
Net cash flows provided by financing activities	805,559	1,415,670

Increase (decrease) in cash	4,926	5,606

Cash and cash equivalents, beginning of period	1,142	781
Cash and cash equivalents, end of period	$6,068	$6,387

Cash paid during the period for:
Interest	$7,500	$--

Income taxes	--	--

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(continued)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Non-cash investing and financing activities:
For the nine months ended September 30, 2009 and 2008
Common stock issued for cash-less exercise of warrants	700	--
Common stock contributed to obtain note payable	68,000	--
Deferred financing costs	152,291	--
Common stock issued for Intangible assets - Resorbable	462,715	--
Common stock issued for Intangible assets - BioPharma	4,187,515	--
Common stock issued for services	--	224,000
Common stock issued for a subscription receivable	--	292,074
Common stock issued for debt conversion	--	213,000
Series A preferred stock issued for debt conversion	--	1,495,664
Series A preferred stock converted to common stock	--	--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2009
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. These financial statements should be read in conjunction with the Management's Discussion and Analysis and with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2008, filed with the Company's Annual Report on Form 10-K.

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

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. To meet these objectives, management's plans are to (i) raise capital by obtaining financing from debt financing and/or equity financing through private placement efforts, (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from shareholders as necessary. Without realization of additional capital or significant revenues from operations, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has minimal revenues and the Company's need for capital may change dramatically if it is successful in expanding its current business or acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2009
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY NOTE PAYABLE

Funds are advanced from various related parties including the Company’s President and CEO/CFO. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances outstanding are made pursuant to a note agreement that bears interest at 10% per annum payable quarterly with no maturity date. Accrued interest due to related parties on the note as of September 30, 2009 was approximately $27,406. The following is a summary of amounts due to related parties as of September 30, 2009:

Related party	Nature of relationship	Terms of the agreement	Amounts due to related parties

H.E.B., LLC, a Nevada Limited Liability Company	Scott Haire, is a one-percent Member, but the managing member of H.E.B., LLC

Series of funds advanced under two separate, unsecured lines of credit totaling $1 million dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date, interest payable quarterly; unused lines available at September 30, 2009 total $592,150.

$ 407,850
$ 407,850

NOTE 4 – CURRENT NOTES PAYABLE

In July 2009, the Company executed a discounted note to an unrelated party with a face amount of $615,000 and a funded amount of $550,000. The note including interest at 18% per annum is due in January 2010. Deferred loan costs amounted to $79,766 and are being amortized over the term of the loan with an unamortized balance of $50,728 at September 30, 2009. Prepaid interest amounted to $7,540 at September 30, 2009.

In February the Company issued a discounted note to an unrelated party with a face amount of $215,000 and a funded amount of $200,000. The principal and accrued interest, at 18% per annum, was due on May 22, 2009. Deferred loan costs amounted to $35,600 and were amortized over the term of the loan. The amortized discount of  $415,000 was expensed over the term of the loan. The interest expense amounted to $9,000 at June 30, 2009. The principal amount of the note was paid in full at June 30, 2009.

On February 24, 2009 a shareholder of the company contributed 20,000 shares of Company stock owned or controlled by the shareholder, to a lender to facilitate obtaining a loan for the Company. The $68,000 value of the stock has been recorded as a capital contribution and was amortized as interest expense over the term of the loan.

On September 17, 2009 BioPharma entered into a $100,000 Promissory Note to an unrelated party, Commercial Holding AG, LLC. The Promissory Note is unsecured and accrues interest at a rate of 8% per annum until paid in full. The Promissory Note remained unfunded until October 2009 when $100,000 of the proceeds was received. The balance at September 30, 2009 was $-0-.

NOTE 5- INVESTMENT ACQUISITIONS

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma Management Technologies, Inc. (“BioPharma”) became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s restricted common stock were issued in exchange for all the oustanding common stock of BioPharma. The acquisition has been recorded at a value of $4,187,515 or approximately $.93 per common share issued. BioPharma had total assets of less than $1,000 but held a 50% interest in a marketing joint venture. The financial statements of BioPharma have been consolidated with the Company since the date of acquisition resulting in an intangible asset of $4,187,515 representing the marketing rights and contacts of the joint venture.
Prior to the Merger Agreement, BioPharma entered into a joint venture agreement with A&Z Pharmaceutical, LLC to form Pharma Technology International, LLC (“Pharma Tech”) and BioPharma owns 50% of Pharma Tech, which has had no operations to date.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC (“Resorbable”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent. The patent was recorded at $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Lawsuit – The Company has been named as a defendant in a lawsuit. The Company and its attorneys have reviewed the matter and believe the lawsuit is baseless and would have little or no impact on the Company. The Company intends to vigorously defend itself in this matter.

NOTE 7- STOCKHOLDERS EQUITY

On March 24, 2009, outstanding warrants to purchase shares of our common stock at an exercise price of $.001 per share were exercised, through a cashless exercise in the warrant, resulting in the issuance of 700,000 shares of common stock. The price of our common stock on March 24, 2009, which was used to calculate the number of warrants exercised was $3.00.

NOTE 8- SUBSEQUENT EVENTS

On November 2, 2009 the Company entered into a Letter of Intent to purchase all health care related assets (MOS, Secure eHealth and Veriscrip) from VirtualHealth Technologies, Inc. in exchange for $1,000,000 in cash and debt, 4,000,000 shares of stock and a royalty agreement for continued revenues to the Company. Final consummation of the acquisition is not guaranteed and is subject to the completion of a definitive acquisition agreement.

The Company has evaluated subsequent events from the Balance Sheet date through November 20, 2009.

ITEM 1A: RISK FACTORS

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

Our sales and marketing activities to date have been limited and have resulted in a nominal revenue stream. We have been focused on obtaining additional evidence based data that is necessary in today’s health care market and have had data published in peer reviewed journals and abstracts at several of the major wound care conferences. Celleraterx has been included in presentations at several key would care conferences in 2009, and through these activities, we have secured product evaluations with a number of key accounts. These accounts are regional and national healthcare provider organizations that represent strong recurring revenue opportunities for the Company. We are currently in negotiations with several key sales individuals to market CellerateRX and believe that this will significantly increase sales opportunities. In addition we have finalized an agreement to distribute CellerateRX in the Middle East and are in discussions with other international parties as well.

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

Results of Operations

Three and nine months ended September 30, 2009 and 2008

Revenues. The Company generated revenues of $102,926 and $77,084, for the three months ended September 30, 2009 and 2008, respectively, or an increase of approximately 34% from the same period in 2008. The Company generated revenues of $229,644 and $215,484 for the nine months ended September 30, 2009 and 2008, respectively, or an increase of approximately 6% from the same period in 2008.

Cost of revenues and gross margin. Costs of revenues for the three months ended September 30, 2009 were $98,123 and were $48,831 for the three months ended September 30, 2008. Costs of revenues for the nine months ended September 30, 2009 were $511,875 and for the nine months ended September 30, 2008, cost of revenues were $268,357. Our gross loss for September 30, 2009 was $282,231 and was $52,873 for the nine months ended September 30, 2008.

Selling, general and administrative expenses ("SGA") were $239,680 and $386,888 for the three months ended September 30, 2009 and 2008, respectively. SGA were $648,310 and $876,179 for the nine months ended September 30, 2009 and 2008, respectively. SGA consists primarily of wages, enhanced product promotions, facility-related expenses, and outside professional services such as legal and professional fees incurred in connection with our SEC reporting requirements. We expect selling, general and administrative expenses to increase as we continue to expand our marketing efforts and the number of products we offer.

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

Federal Payroll Taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of September 30, 2009, unpaid payroll taxes total approximately $203,000. The Company has estimated the related penalties and interest at approximately $179,000 computed through September 30, 2009, which are included in current liabilities at September 30, 2009. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma Management Technologies, Inc. (“BioPharma”) became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s common stock were issued in exchange for BioPharma, the value of which was determined to be $4,187,515.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired the assets and liabilities of Resorbable Orthopedic Products, LLC (“Resorbable”) in exchange for 500,000 shares of the Company’s common stock, the net value of which was determined to be $462,715.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: November 20, 2009	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and President
(and Principal Financial Officer)