Form 10-K
period 2009-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2010-04-15
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
          ------------------------------------------------------
Commission File Number 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Texas	59-2220004
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

777 Main Street, Suite 3100, Fort Worth Texas 76102
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (817) 820-7080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $ .001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[  ] Yes  [X] No

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

As of March 31, 2010, 34,748,160 shares of the Issuer's $.001 par value common stock were issued and 34,744,071 shares were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010 based on the $.60 closing price as of such date was approximately $5,726,603.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10K
For the Year Ended December 31, 2009

PART 1

ITEM 1.   BUSINESS

Background

Wound Management Technologies, Inc. (“WMT” or “the Company”) was organized on December 14, 2001, as a Texas corporation under the name MB Software Corporation.  In March, 2008, the Company changed its name to Wound Management Technologies, Inc.

The primary focus of the Company is the distribution of the advanced, patented collagen product, CellerateRX®, in the $3.2 billion worldwide advanced wound care market. This market is expanding quickly due to aging populations and the increase of diabetes around the globe. Diabetic wounds are one of the most serious issues faced in health care today.

Product, Patent, License and Royalty Agreement

CellerateRX is FDA-cleared for all acute and chronic wounds, except 3rd degree burns, and is ready for distribution in both gel and powder form.  Manufacturing of our products is conducted by Applied Nutritionals, LLC (“Applied Nutritionals”), which owns the CellerateRX trademark.  WMT has incurred no research and development costs during the last two fiscal years.  Warehousing, shipping, and physical inventory management are outsourced to Pac-Source, LLC of Rochester, NY.

Effective November 28, 2007, we entered into separate exclusive license agreements with both Applied Nutritionals and its founder George Petito, pursuant to which WCI obtained the exclusive worldwide license to certain patented technologies and processes related to CellerateRX.  WCI had been marketing and selling CellerateRX during the previous four years under the terms of a distribution agreement with Applied Nutritionals that was terminated in 2005.  The new licenses are limited to the human health care market for external wound care, and include any new product developments based on the licensed patent and processes.  The term of these licenses extends through the life of the licensed patent which expires in 2022.

In consideration for the licenses, WCI agreed to pay Applied Nutritionals and Mr. Petito the following royalties, beginning January 3, 2008 (amounts listed are the aggregate of amounts paid/owed to Applied Nutritionals and Mr. Petito): (a) an advance royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000, in the aggregate, on January 3, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, after January 3, 2009, we must maintain a minimum aggregate annual royalty payment of $375,000.

Product marketing, sales and distribution

CellerateRX is currently approved for reimbursement under Medicare Part B, and as a consequence, the professional medical market is, and will remain the primary focus of our marketing and sales efforts for the immediate future.  We believe that these products are unique in composition, applicability, and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

In order to best market the CellerateRX products to physicians and health care providers, we needed evidence-based clinical studies to show their effectiveness.  We have now completed several of these studies and you can see them as well as other cases published in peer reviewed journals on our newly revised www.CellerateRX.com website.  The data is currently being presented at different wound care medical conferences such as, the Diabetic Limb Salvage Conference in Washington DC, the Advances in Skin & Wound Conference in San Antonio, and the International Cytokine Society meeting in Lisbon, Portugal.  Also available for viewing on our website are presentations from several of the major wound care conferences which included information and/or cases in which CellerateRX was used with positive results by clinicians.

Since we do not have our own sales force, and since we receive product inquiries from potential customers across the country as a result of increased interest in the product from these studies and evaluations, in 2009 we engaged— and have since initiated training with—independent sales representatives and groups to actively call on customers in these markets to increase our sales in 2010.  The efficacy and cost-effectiveness of the CellerateRX product have the potential to provide the Company with strong recurring revenue opportunities.

There are three (3) full- time employees of the Company.  Two (2) full-time employees of H.E.B., LLC provide accounting and administrative services to the company and these employees are located at the WMT office in Fort Worth, Texas.  Mr. Scott Haire, the Company Chairman and CEO, is the managing member of H.E.B., LLC (see “Item 13. Certain Relationships and Related Transactions and Director Independence” for a description of this relationship).

Competition

The wound care market is served by a number of large, multi-product line companies offering a suite of products to the market.  CellerateRX products compete with all primary dressings, some prescription drug therapies, and other medical devices.  Manufacturers and distributors of competitive products include: Smith & Nephew, Systagenix, Healthpoint, Medline, Integra and Biocore.  Many of our competitors are significantly larger than we are and have more financial and personnel resources than we do.  Consequently, we will be at a competitive disadvantage in marketing and selling our products in the marketplace.  We believe, however, that the patented molecular form of collagen used in CellerateRX allows our products to outperform currently available non-active dressings, reduce the cost of wound management, and replace a variety of other products with a single primary dressing.

new products, markets and services

In September 2009 the Company acquired a patent from Resorbable Orthopedics, LLC, for a resorbable bone wax and delivery system for orthopedic bone void fillers (see “Acquisitions” below).  The orthopedic biomaterials products are complimentary to the already existing CellerateRX products.  The patents offer innovative, safe and effective resorbable orthopedic products.  The bone wax and delivery system address issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing.  The resorbable orthopedic products covered by the patent are (a) a resorbable orthopedic hemostat (resorbable bone wax) used to stop blood flow, (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers), and (c) the formula as a delivery system for bone growth factors.  The Company currently anticipates products to be introduced in the third quarter 2010.

In September 2009 the Company acquired BioPharma Management Technologies, Inc. (see “Acquisitions” below) to market, distribute and sell the Company’s wound care products in the Middle East through Pharma Tech International, LLC (“Pharma Tech”) a joint venture between BioPharma Management Technologies, Inc. and A&Z Pharmaceutical.

On September 1, 2009, Pharma Tech and WCI entered into a Distribution Agreement (the “Distribution Agreement”) that requires Pharma Tech to sell a minimum of $500,000 of CellerateRX products in the first year of the five-year agreement in order to maintain exclusive rights to sell the product.  The Distribution Agreement covers 20 countries throughout the Middle East and Northern Africa.  The most recent statistics on diabetes in the Middle East show that in some countries, such as the United Arab Emirates and Saudi Arabia, the rate of diabetes approaches 20% of the population.  Pharma Tech placed their first order with WCI in February 2010 for sales of the CellerateRX product in Lebanon.

In October 2009 WCI agreed to provide CellerateRX to the European Union through Biocure s.r.l. of Milan, Italy (“Biocure”).  The Biocure network of over 1.5 million patients in England, Italy, France, Germany, and Spain will be a new customer base for the Company’s wound care products.  In January 2010 the Company announced identification of the first distributor in Mexico and the near completion of the registration of CellerateRX in that country.

In October 2009 WCI launched the Cifra™ healthcare platform to securely exchange and store information for ongoing evidence based case studies regarding CellerateRX and other products used to manage wound care.  Cifra is a secure communication and storage software platform developed by DRM Security, LLC and licensed to Secure eHealth, which was an entity purchased by the Company in February 2010.  (See “Item 13. Certain Relationships and Related Transactions and Director Independence” for a description of this transaction). The Cifra platform provides a vital tool in providing secure messaging and document delivery.  Also of importance is its ability to provide both secure storage and backup.  This outstanding level of security means that participants can collaborate while maintaining stringent HIPAA-mandated compliance and patient confidentiality.

Acquisitions

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma Management Technologies, Inc. (“BioPharma”) became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s restricted common stock were issued in exchange for all the outstanding common stock of BioPharma.  The acquisition has been recorded at a value of $4,187,515 or approximately $.93 per common share issued.  BioPharma had total assets of less than $1,000 but held a 50% interest in a marketing joint venture.  The financial statements of BioPharma have been consolidated with the Company’s since the date of acquisition resulting in an intangible asset of $4,187,515 representing the marketing rights and contacts of the joint venture.   The estimated useful life of the intangible asset is ten (10) years based on the terms of the Distribution Agreement.

Prior to the Merger Agreement, BioPharma entered into a joint venture agreement with A&Z Pharmaceutical, LLC to form Pharma Tech and BioPharma owns 50% of Pharma Tech.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC (“Resorbable”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee in the amount of $47,595 related to the patent.    The patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The useful life of this intangible asset is 20 years which is the approximate remaining useful life of the patent.

Upon closing of the asset sale by Resorbable, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of Resorbable in Texas.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered with respect to making any investment in our securities as such an investment involves a high degree of risk.  You should carefully consider the following risks and the other information set forth elsewhere in this report, including the financial statements and related notes, before you decide to purchase shares of our stock.  If any of these risks occur, our business, financial condition and results of operations could be adversely affected.  As a result, the trading price of our stock could decline, perhaps significantly, and you could lose part or all of your investment.

We expect to incur losses in the future and may not achieve or maintain profitability

We have incurred net losses since we began our current operations in 2004 (see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations).  We expect to make significant investments in our sales and marketing programs resulting in a substantial increase in our operating expenses.  Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future.  We may not be able to generate sufficient revenue from sales of our products to become profitable.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.  In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability.  We cannot predict when we will operate profitably, if at all.  If we fail to achieve or maintain profitability, our stock price may decline.

We have a limited operating history with which you can evaluate our current business model and prospects

We acquired WCI in August of 2004 and we have not been profitable to date.  Although we have seen our sales increase in the four and a half years since the acquisition, we cannot predict if or when we may become profitable.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability.  Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

➢	Because our products are still at a relatively early stage of commercialization, it is difficult for us to forecast the full level of market acceptance that our solution will attain;

➢
Competitors may develop products that render our products obsolete or noncompetitive or that shorten the life cycles of our products. Although we have had initial success, the market may not continue to accept our wound care products;

➢	We may not be able to attract and retain a broad customer base; and

➢	We may not be able to negotiate and maintain favorable strategic relationships.

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

If shortages or delays persist, the cost to manufacture our products may increase, or our products may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs.  We may not be able to secure enough products at reasonable prices or of acceptable quality to meet our or our customer’s needs.  Accordingly, our revenues could suffer and our costs could increase until other sources can be developed.  There can be no assurance that we will not encounter these problems in the future.

The fact that we do not own our manufacturing facilities could have an adverse impact on the supply of our products and on operating results.  In the event that Applied Nutritionals is not able to fulfill our product orders, we may temporarily be prevented from marketing and selling our products until we are able to locate a substitute manufacturer.

The markets in which we compete are intensely competitive, which could adversely affect our revenue growth

The market for wound care products is intensely competitive among a vast array of medical devices, drugs, and therapies.  Many of our existing and potential competitors have better brand recognition, longer operating histories, and larger customer bases and are very well capitalized and will continue to compete aggressively.

Most companies providing wound care products are able to offer customers multiple products.  By doing so, they effectively offset the cost of customer acquisition and support across several revenue sources.  With only one product line, our costs are relatively much higher and may prevent us from achieving strong profitability.

Further, although our wound care products have performed well in customer evaluations, we are a relatively unknown entity with a relatively unknown brand in a market significantly controlled by companies with a much larger customer base.  We may not, even with strong customer accounts, be able to establish the credibility necessary to secure large national customers.

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

Federal regulations and changes in reimbursement policies

Our CellerateRX products are currently designated by the FDA as medical devices, are further classified as dressings and are cleared for marketing for the following indications: pressure ulcers, diabetic ulcers, surgical wounds, ulcers due to arterial insufficiency, traumatic wounds, 1st and 2nd degree burns, and superficial wounds.  Medical devices are not required to pursue stringent clinical trials to support market approval but are required to conduct controlled pre clinical safety studies.  Many physicians and larger, sophisticated healthcare provider organizations, however look to clinical studies demonstrating specific performance capabilities of any new products.  WCI has conducted post approval, controlled clinical evaluations of CellerateRX versus inactive dressings in the approved indications which supports our claims of efficacy in those indications and are available upon request.

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

If we cannot meet our future capital requirements, our business will suffer

We will need additional financing to continue operating our business.  We need to raise additional funds in the future through public or private debt or equity financings in order to:

➢	fund operating losses;

➢	increase sales and marketing to address the market for wound care products;

➢	take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

➢	hire, train and retain employees;

➢	develop new products; or

➢	respond to economic and competitive pressures.

If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.  Our future success may be determined in large part by our ability to obtain additional financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all.  If adequate funds are not available, or are not available on acceptable terms, our operating results and financial condition may suffer.

Our operating results may fluctuate

We are an emerging company.  As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the company reaches critical mass and the market becomes more stable.  These fluctuations are due to a variety of factors, some of which are outside of our control, including:

➢	the fact that we are a relatively young company

➢	our ability to attract new customers and retain existing customers;

➢	the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

➢	the amount and timing of operating expense relating to the expansion of our business and operations;

➢	the development of new wound care products or product enhancements by us or our competitors;

➢
actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our financial statements; and

➢	how well we execute on our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse affect on our business, results of operations, and financial condition.

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

Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

➢	in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products;

➢	some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions;

Our proprietary rights may prove difficult to enforce

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products.  While we have the exclusive license underlying our collagen based CellerateRX products, there can be no assurance that these patents or our other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will in fact provide competitive advantages to us.  In addition, the laws of some foreign countries may not protect our proprietary rights as well as the laws of the United States.  The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States.  If we are unable to protect our proprietary rights (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products necessary to be successful.

We may be found to infringe on intellectual property rights of others

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us.  These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States.  Because of the existence of a large number of patents in the healthcare field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others.  The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products.  Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements.  Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships.  There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers.  Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts.  If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

Failure to retain and recruit key personnel would harm our ability to meet key objectives

Our success will depend in large part on our ability to attract and retain skilled executive, managerial, sales, and marketing personnel.  Competition for these personnel is intense in the market today.  Volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees.  The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly executive management and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

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

Failure to manage our planned growth could harm our business

Our ability to successfully market and sell our wound care products and implement our business plan requires an effective plan for managing our future growth.  We plan to increase the scope of our operations at a rapid rate.  Future expansion efforts will be expensive and may strain our internal operating resources.  To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.  If we do not manage growth properly, it could harm our operating results and financial condition.

A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control

Our officers and board members own or control a large percentage of our common stock (See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).  As a result, our management could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.   This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders.  For example, our officers and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.  In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

“Penny Stock” Limitations

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker–dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction.

Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker–dealer also must disclose the commissions payable to both the broker–dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker–dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker–dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.

Forward-Looking Statements

When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company’s executive officers, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties.  Our management believes its assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that our actual results of operations or the results of our future activities will not differ materially from these assumptions.  The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office is located at 777 Main Street, Fort Worth, TX 76102 and this space is leased by H.E.B., LLC. The principal office for WCI is located at 790 E Broward Blvd, Suite 400, Fort Lauderdale, FL 33301. These offices contain approximately 6,425 square feet and WCI uses approximately half of the leased space.  A new lease was just signed on the property January 2010 and the lease expires August 30, 2011.  The rental on the office space is $10,708.33 per month and the space is leased by H.E.B., LLC.

ITEM 3. LEGAL PROCEEDINGS

The Company was a defendant in a federal district court lawsuit in connection with certain issuances of the Company’s shares in 1997.  The suit was dismissed with prejudice pursuant to an order of the United States District Court for the Eastern District of Kentucky dated June 1, 2009.

The Company is currently a defendant in a Florida state court law suit regarding the alleged nonpayment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “WNDM.”  The following table sets forth the high and low bid information of Company’s common stock for the periods indicated as reported by NASDAQ.

YEAR	QUARTER ENDING	HIGH	LOW
2009	March 31, 2009	$3.15	$3.05
	June 30, 2009	$2.65	$2.50
	September 30, 2009	$2.70	$2.65
	December 31, 2009	$2.20	$2.20
2008	March 31, 2008	$1.60	$1.60
	June 30, 2008	$4.25	$3.35
	September 30, 2008	$3.52	$3.40
	December 31, 2008	$3.35	$3.35

Record Holders

As of December 31, 2009, there were approximately 2,048 shareholders of record holding a total of 32,937,310 shares of common stock.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

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

On March 31, 2009, the Company issued 700,000 shares of common stock upon exercise of warrants at a price of $0.10 per share.

On September 30, 2009, the Company issued 500,000 shares of common stock at a price of $0.93 per share in connection with the Resorbable transaction (described above under “Item 1— Acquisitions”).

On September 30, 2009, the Company issued 4,500,000 shares of common stock at a price of $0.93 per share in connection with the BioPharma transaction (described above under “Item 1— Acquisitions”).

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related footnotes that appear in this document.

Organizational overview

Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, WCI. Diabetes affects 24 million people in the United States and 189 million people around the globe and up to 25% of diabetic patients will develop wounds requiring special treatment.  We believe CellerateRX is an ideal product to help the diabetic community with their wound issues, which has led to our opening up international markets for CellerateRX. The BioPharma acquisition in September of this year provided the necessary distribution channels for initial expansion into the growing global market.

Another growing population is patients with orthopedic disorders who have a great need for safe and effective orthopedic products.  The resorbable bone wax patent purchased by the Company in September of 2009 offers a solution to the problem of bone wound healing in a cost effective manner.  The Company plans to bring this product to market in late 2010 by using the established distribution channels for CellerateRX.

The other area of focus of the Company in the upcoming year will be the use of the Secure eHealth technology assets acquired from Virtual Heath Technology, Inc. (now “VHGI Holdings, Inc.”) in February 2010. (See “Item 13. Certain Relationships and Related Transactions and Director Independence” for a description of this transaction). This new subsidiary has licenses to distribute secure and intelligent communications technology to the healthcare technology sector – another sector with phenomenal growth potential.   The products provided by the technology are HIPAA-compliant and provide underlying security mechanisms for healthcare entities to collaborate in a secure environment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the footnotes to the consolidated financial statements provide the description of the significant accounting policies necessary in fully understanding and evaluating our consolidated financial condition and results of operations.

Results of Operations

Comparison of Year ended December 31, 2009 Compared to Year ended December 31, 2008

Revenues.  The Company generated revenues for the year ended December 31, 2009 of $288,021 compared to revenues of $290,183 for the year ended December 31, 2008, or  a .75% decrease in revenues.

Cost of revenues. Costs of revenues for the year ended December 31, 2009 were $1,105,228 compared to costs of revenues of $417,099 for the year ended December 31, 2008, or a 165% increase in costs of revenues.

The increase in costs was primarily due to the additional royalty payments in 2009 for the CellerateRX license agreement.  A total of approximately $600,000 in royalty payments has been recorded as expense in 2009 that was not recorded in 2008 as part of the completion of the $400,000 advance royalty payment in 2009 and the annual minimum royalty payment accrued in 2009.

General and administrative expenses (“G&A"). G&A expenses for the year ended December 31, 2009 were $900,109 compared to G&A expenses of $1,617,832 for the year ended December 31, 2008, or a 44% decrease in G&A expenses.  The decrease in expenses is primarily due to a decrease in consulting fees paid between 2008 and 2009.

Interest Income.   Interest income was $12,825 for the year ended December 31, 2009 compared to $82,240 for the year ended December 31, 2008, or a decrease of 84%. The decrease was due to the reduction in cash balances that were available for investment in cash equivalent instruments and a reduction in interest rates.

Interest Expense.   Interest expense was $473,278 for the year ended December 31, 2009, compared to $96,688 for the year ended December 31, 2008, or an increase of 389%.  Interest expense for 2009 increased due to the increase in debt during 2009 compared to 2008.

Net loss. We had a net loss for the year ended December 31, 2009, of $2,302,527 compared with a net loss of $1,773,196 for the year ended December 31, 2008, or an increase in loss of 30%. The increase in loss is primarily due to the increase in costs of revenues associated with the additional royalty payments due in 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $1.3 million for the year ended December 31, 2009, approximately the same amount as for the year ended December 31, 2008.

We will need to raise additional capital in fiscal year 2010 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2009, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

According to the agreement with the CellerateRX founder, the Company is obligated to pay royalties to the founder, George Petito and Applied Nutritionals, (as described in “Item 1. Product, Patent, License and Royalty Agreement”) for sales of the CellerateRX product.    At December 31, 2009 the amount of royalties due but unpaid was $383,013.  Financing will be needed to fulfill this obligation.

In January 2010 the Company entered into an agreement with PRESENT Podiatry and PRESENT Diabetes whereby the Company agreed to pay an $80,000 aggregate fee for the year in exchange for educational opportunities for WCI and the CellerateRX product.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009. Wound Management Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Wound Management Technologies, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Wound Management Technologies, Inc. and Subsidiaries has incurred substantial losses and has a working capital deficit.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 15, 2010

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
December 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008

CURRENT ASSETS:
Cash	$(4,363)	$1,142
Accounts Receivable, net	30,003	28,639
Inventory, net	130,668	99,858
Total Current Assets	156,308	129,639

Property and Equipment, Net	2,750	10,055

Intangible Assets - Patent	497,552	-
Intangible Assets - Marketing Contracts	4,083,120	-
Deferred Loan Costs	5,318	-
Other Assets & Prepaid Assets	27,549	12,020

TOTAL ASSETS	$4,772,597	$151,714

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	$261,161	$93,925
Royalties Payable	383,013	12,397
Accrued Liabilities	391,972	366,649
Accrued Interest	55,806	-
Notes Payable-related parties	712,272	-
Notes payable, net of discount	653,386	-
Total Current Liabilities	2,457,610	472,971

Long Term Liabilities	-	-

TOTAL LIABILITIES	2,457,610	472,971

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding.	-	-

Common stock: $0.001 par value; 100,000,000 shares authorized; 32,937,310 issued and 32,933,221 outstanding as of December 31, 2009 and 27,237,310 issued and 27,233,221 outstanding as of December 31, 2008	32,937	27,237
Additional paid-in capital	19,661,267	14,728,196
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated deficit	(17,075,104)	(14,772,577)
Total stockholders' equity (deficiency)	2,314,987	(321,257)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$4,772,597	$151,714

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues	$288,021	$290,183

Cost of Revenue	1,105,228	417,099

Gross Profit (Loss)	(817,207)	(126,916)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses	900,109	1,617,832
Depreciation and amortization	124,758	14,000

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(1,842,074)	(1,758,748)

OTHER INCOME (EXPENSES):
Interest Income	12,825	82,240
Interest Expense	(473,278)	(96,688)

LOSS BEFORE INCOME TAXES	(2,302,527)	(1,773,196)
Current tax expense	-	-
Deferred tax expense	-	-
NET LOSS	$(2,302,527)	$(1,773,196)

Basic and diluted loss per share of common stock:	$(0.08)	$(0.08)

Weighted average number of common shares outstanding	29,075,392	21,958,013

The accompanying notes are an integral part of these consolidated financial statements.

	WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
	FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Date	Description
		Preferred Stock	$10.00	Common	$0.001	Paid In	Treasury Stock	Treasury Stock	Subscription	(Accumulated	Total
		Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit)	Equity

	Balance, December 31, 2007	1,000	10,000	16,145,432	$ 16,145.43	$ 11,171,496	(4,089)	$ (12,039.00)		$ (12,999,381)	$ (1,813,780)

1/1/2008	Preferred Stock issued for debt of	490.196	4,902			1,490,762					1,495,664
	$1,495,664.18

1/11/2008	Stock issued for cash @ $0.58 per share			86,702	87	49,913					50,000
	T. Squared

1/21/2008	Common Stock issued for consulting services, F&J Company, Cathy Bradshaw and Richard F. Dahlson			500,000	500	289,500					290,000

1/31/2008	Stock issued for cash @ $0.68 per share			367,647	368	249,632					250,000
	Hazard Trust

5/27/2008	Conversion of Class A Convertible Preferred Stock to Common Stock	(1,490.196)	(14,902)	7,600,000	7,600	7,302					-

8/31/2008	Common Stock issued for a Subscription receivbale @ $0.58 per share			503,448	503	291,570			(292,074)		-

8/31/2008	Common stock issued to T Squared for the cancellation of debt at $0.58 per share			349,505	350	202,650					203,000

8/31/2008	Common Stock issued for debt @ $0.58			17,241	17	9,983					10,000
	per share, Island Capital

8/31/2008	Common Stock issued for consulting			250,000	250	144,750					145,000
	services @ $0.58 per share, Openshaw & Co.,LLC (Muldoon)

8/13/2008	Common Stock issued for services @ $0.58 per share, Henry Simon			50,000	50	28,950					29,000

8/31/2008	Common Stock issued for services			20,000	20	11,580					11,600
	International Monetary

12/31/2008	Common Stock issued for debt @ $0.58 per share, MLH, Investments			379,316	379	219,624					220,003

12/31/2008	Common Stock issued for debt @ $0.58 per share, T Squared			968,019	968	560,483					561,451

	Net Income (Loss)									(1,773,196)	(1,773,196)

	Balance, December 31, 2008	-	-	27,237,310	$ 27,237	$ 14,728,196	(4,089)	$ (12,039)	$ (292,074)	$ (14,772,577)	$ (321,257)

2/28/2009	Value of stock contributed by shareholder					68,000					68,000
	to obtain loan

3/31/2009	Common stock issued to T Squared			700,000	700	(700)					-
	for the conversion of warrants
	at $0.10 per share (cash less exercise)

9/30/2009	Common stock issued to Resorbable			500,000	500	462,215					462,715
	at $0.93 per share

9/30/2009	Sale of Common stock issued to			4,500,000	4,500	4,183,556					4,188,056
	BioPharma Techlologies, LLC at $0.93
	per share

12/31/2009	Value of stock contributed by share-					220,000					220,000
	holders to facilitate obtaining loan

	Net Income (Loss)									(2,302,527)	(2,302,527)

	Balance, December 31, 2009	-	-	32,937,310	$ 32,937	$ 19,661,267	(4,089)	$ (12,039)	$ (292,074)	$ (17,075,104)	$ 2,314,987

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net loss from continuing operations	$(2,302,527)	$(1,773,196)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	124,758	14,000
Deferred costs - amortization	(5,318)	-
Stock paid for services	-	475,600
(Increase) decreast in discount	(6,614)	-
Non-cash expense	370,500	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,364)	(3,971)
(Increase) decrease in inventory	(30,810)	163,418
(Increase) decrease in property and equipment	-	(720)
(Increase) decrease in dividends and royalties	370,616	30,215
Increase (decrease) in accounts payable and accrued liabilities	119,642	36,218
(Increase) decrease in accrued payroll tax and penalties	25,323	-
Increase (decrease) accrued interest payable	55,806	-
(Increase) decrease other assets and prepaid assets	(15,529)	-
Net cash flows used in operating activities	(1,295,517)	(1,058,436)

Cash flows from investing activities
Cash received in acquistions	240	-
Reduction of Line of Credit	-	(476,773)
Net cash flows used in investing activities	240	(476,773)

Cash flows from financing activities
Proceeds from notes payable related parties	992,335	-
Payment on notes payable related parties	(280,063)	-
Proceeds from unrelated party notes payable	842,500	1,235,570
Payments on notes payable	(265,000)	-
Proceeds from sale of stock	-	300,000
Net cash flows provided by financing activities	1,289,772	1,535,570

Increase (decrease) in cash	(5,505)	361

Cash and cash equivalents, beginning of period	1,142	781
Cash and cash equivalents, end of period	$(4,363)	$1,142

Cash paid during the period for:
Interest	$25,775	$-
Income taxes	-	-

Non-cash investing and financing activities:
For the twelve months ended December 31, 2009 and 2008
Common stock contributed to obtain note payable	288,000	-
Deferred financing costs	82,500	-
Common stock issued for Intangible assets - Resorbable	462,715	-
Common stock issued for Intangible assets - BioPharma	4,187,515	-
Common stock issued for services	-	475,600
Common stock issued for a subscription receivable	-	292,074
Common stock issued for debt conversion	-	994,454
Series A preferred stock issued for debt conversion	-	1,495,664

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – NATURE OF OPERATIONS

Wound Management Technologies, Inc. was incorporated in Texas in 2001 as MB Software, Inc.  In May 2008 MB Software, Inc. changed its name to Wound Management Technologies, Inc. (the “Company” or “WMT”).  Through its wholly-owned subsidiaries, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC (“Resorbable”), and BioPharma Management Technologies, Inc. (“BioPharma”), the Company distributes collagen-based wound care products to healthcare providers such as physicians, clinics and hospitals.

NOTE 2 --SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The terms “the Company,” “we, “us” and “WMT” are used in this report to refer to Wound Management Technologies, Inc.   The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of consolidation– The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:  Wound Care Innovations, LLC (“WCI”), a Nevada limited liability company, Resorbable Orthopedics Products, LLC (“Resorbable”), a Texas limited liability company and BioPharma Management Technologies, Inc. (“BioPharma”), a Texas corporation.   All intercompany transactions and balances have been eliminated upon consolidation.  (See “Note 6 – Asset and Business Acquisitions” for information regarding Resorbable and BioPharma, which were related to transactions in the third quarter of 2009).

Cash and cash equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Fair value of financial instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Loss per share -- The Company computes loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Accounting estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.

The ASC does change the way the guidance is organized and presented.  The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K. There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue recognition – The Company recognizes revenue in accordance with the guidance in “ASC” Topic No.605-45, “Revenue Recognition.”  Revenue is recorded on the gross basis, which includes handling and shipping, because the Company has risks and rewards as a principal in the transaction based on the following:  (a) the Company maintains inventory of the product (b) the Company is responsible for order fulfillment and (c) the Company establishes the price for the product.

Allowance for doubtful accounts – The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2009 is zero and the amount was $9,000 at December 31, 2008.

Inventories – Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The allowance for obsolete and slow moving inventory at December 31, 2009 is $7,261 and 2008 is $107,261.

Fixed assets – Fixed assets consist of $85,855 in furniture and fixtures, computer equipment and a phone system.  These assets have been fully depreciated except for a remaining balance of $2,750 and $10,055 at December 31, 2009 and 2008, respectively.

Intangible assets – Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

NOTE 3 – GOING CONCERN

The Company has continuously incurred losses from operations, has a working capital deficit, and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock.   There is no assurance that the Company will be successful in raising additional capital to support the financial needs of the Company or that the Company will ever produce profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY NOTES PAYABLE

Funds are advanced from various related parties including the Company’s Chief Executive Officer.  Other stockholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest, as of December 31, 2009:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada Limited Liability Company	Scott Haire, is a one-percent Member, but the managing member of H.E.B., LLC
Series of funds advanced under two separate, unsecured lines of credit totaling $1 million dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date; unused lines available at December 31, 2009 total $544,628.    Accrued interest at December 31, 2009 is $30,864.
$ 455,372
Commercial and Financial Holdings, LLC	Commercial Holdings has provided previous lines of credit to affiliates of H.E.B., LLC	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2009 is $6,141.	$ 256,900
TOTAL			$ 712,272

NOTE 5 – CURRENT NOTES PAYABLE

In February 2009 the Company issued a discounted note to an unrelated party with a face amount of $215,000 and a funded amount of $200,000.  The principal and accrued interest, at 18% per annum, was due on May 22, 2009.  Deferred loan costs amounted to $35,600 and were amortized over the term of the loan.  The unamortized discount of $15,000 was expensed over the term of the loan.  The principal amount of the note was paid in full at June 30, 2009.

In February 2009 a shareholder of the Company contributed 20,000 shares of Company stock owned or controlled by the shareholder to a lender to facilitate obtaining a loan for the Company.  The $68,000 value of the stock has been recorded as a capital contribution and was amortized as interest expense over the term of the loan.

In July 2009, the Company executed a discounted note to an unrelated party with a face amount of $615,000 and a funded amount of $550,000.  The discount of $65,000 is expensed over the term of the loan. The note, including accrued interest at 18% per annum, was due in January 2010. This loan was extended to June 30, 2010.  Deferred loan costs amounted to $79,766 and were amortized over the term of the loan with an unamortized balance of $5,318 at December 31, 2009.   Prepaid interest balance amounted to $862 remaining at December 31, 2009. Unamortized discount is $6,614 at December 31, 2009.

Related to the above mentioned note executed in July 2009, a shareholder of the Company contributed 50,000 shares of Company stock owned or controlled by the shareholder, to a lender to facilitate obtaining a loan for the Company.  In addition, another shareholder contributed 1,000,000 shares of the stock of an unrelated company to the same lender to facilitate obtaining the loan. The $220,000 total value of the stock has been recorded as a capital contribution and is being amortized as interest expense over the term of the loan.

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due on September 7, 2010.

NOTE 6 – ASSET AND BUSINESS ACQUISITIONS

BioPharma Management Technologies, Inc. -- On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma Management Technologies, Inc. (“BioPharma”) became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s restricted common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a joint venture with A&Z Pharmaceutical, LLC (A&Z) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately held wholesale distributor of pharmaceuticals formed in 1997.  A&Z customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East.

Pharma Tech entered into a Distribution Agreement to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus will be on CellerateRX and the agreement requires Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covers 20 countries throughout the Middle East and Northern Africa.

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805, “Business Combinations.”  The financial statements of BioPharma have been consolidated with the Company since the date of acquisition and an intangible asset has been recorded in the amount of $4,187,515 or approximately $.93 per common share issued.   The value of the asset recorded by the Company was based on the projected sales opportunities provided from the marketing rights and contacts of the joint venture.   The estimated useful life of the intangible asset is ten (10) years based on the automatic renewable five (5) year term of the Pharma Tech Distribution Agreement.  Three months of amortization of the asset has been recorded, which is $104,695 for 2009.

Pharma Tech placed their first order with WCI in February 2010 for sales of the CellerateRX product in Lebanon.

Resorbable Orthopedic Products, LLC  -- On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC (“Resorbable”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    The patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  Intangible asset is being amortized over an estimated ten (10) year useful life.  Three months of amortization of the asset has been recorded, which is $12,758 for 2009.  The recording of this transaction was based on the guidance in ASC Topic No. 350-30 “General Intangibles other than Goodwill.”

Upon closing of the asset sale by Resorbable, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of Resorbable in Texas.

NOTE 7 – CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company has 4 customers in 2009 (2008: 2 customers) that each account for more than 10% of its revenues. Trade receivables from these customers totaled approximately $130,707 or 45% (2008: $4,880 or 13%) of total accounts receivable balance at December 31, 2009, and were unsecured.

NOTE  8 – CONCENTRATION OF SUPPLIER RISK

The Company purchases substantially all of its powders and gels from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Royalty Agreement

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to certain patented technologies and processes related to CellerateRX products.

In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, following the advance royalty payment, WCI must maintain a minimum aggregate annual royalty payment of $375,000.  The unpaid portion of this minimum amount at December 31, 2009 was $329,775 and this amount was accrued as a liability of the Company as of this date.

Operating leases

The Company’s office lease in Fort Lauderdale, Florida expired in September 2009 and the lease was not renewed by the Company.  The Company relocated to new space leased by  H.E.B., LLC in January 2010 and the Company will be billed for their portion of the leased space which is approximately half of the $10,708 monthly rent.  Total rent paid in 2009 and 2008 was $52,588 and $67,864, respectively.

Federal Payroll Taxes

The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”). As of December 31, 2009, unpaid payroll taxes total approximately $203,484 and related penalties and interest approximated $183,796 computed through December 31, 2009. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2009.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.

Legal Matters

The Company was a defendant in a federal district court lawsuit in connection with certain issuances of the Company’s shares in 1997.  The suit was dismissed with prejudice pursuant to an order of the United States District Court for the Eastern District of Kentucky dated June 1, 2009.

The Company is currently a defendant in a Florida state court law suit regarding the alleged nonpayment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

NOTE 10 – CAPITAL STOCK

Common stock issued

At December 31, 2009 the Company had 32,937,310 shares of common stock issued and 32,933,221 outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock.

Preferred Stock Issued

As of May 2008, all shares of preferred stock were converted into common stock. There are currently 5,000,000 shares authorized with no shares of preferred stock currently issued or outstanding.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

At December 31, 2009, a deferred tax asset results from the deferred tax benefit of net operating losses and a 100% valuation allowance has been provided for the current and non-current deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The net change in the valuation allowance was approximately $422,000 in 2009 and approximately $600,129 in 2008.

The unexpired net operating loss carry forward at December 31, 2009 is approximately $15,240,000 with $1,153,015 to expire in 2010 if not utilized.

The expected reduction in future Federal income tax expense based on the U.S. Corporate income tax rate of 34% is as follows, but fully reserved due to the uncertainly of future taxable income.

	2009	2008
Expected federal income tax benefit	$782,859	$602,887
Valuation allowance	(782,859)	(602,887)
Net benefit recorded	-	-

Deferred tax asset at December 31, 2009, is as follows:

	2009	2008
34% of net operating loss carry forwards	$5,181,000	$4,759,000
Valuation allowance	(5,181,000)	(4,759,000)
Net current deferred tax asset	-	-

NOTE 12 -- LOSS PER SHARE

The data below shows the amounts used in the computing loss per share as of December 31 for each of the following years:

	2009	2008
Loss from continuing operations available to common shareholders (numerator)	$2,185,074	$1,773,196
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	29,075,392	21,958,013
Basic and diluted loss per share of common stock	$0.08	$0.08

NOTE 13 -- SUBSEQUENT EVENTS

 In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2009 are outlined below:

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Virtual Health Technologies, Inc., a Delaware corporation that has since changed its name to VHGI Holdings, Inc. (“VHGI”), and VPS Holdings, LLC, a Kentucky limited liability company and subsidiary of VHGI (“VPS”), pursuant to which the Company purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “VHGI Note”) -- the following:

1)	VHGI membership interests in its wholly-owned subsidiary, Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).

2)
VHGI interest in a $1,500,000 Senior Secured Convertible Promissory Note issued by Private Access, Inc. (the “Private Access Note”), certain agreements related thereto, and a note payable obligation of $1,000,000 (including accrued interest)  incurred by VHGI in conjunction with the Private Access Note transaction.

3)	VPS intellectual property assets of the real-time prescription drug monitoring business, including its “Veriscrip” technology.

Scott A. Haire, the Company's Chief Executive Officer and Chairman, also serves as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI. Based on shares outstanding as of the report on Form 10-Q filed by VHGI for the quarter ended September 30, 2009, Mr. Haire beneficially owns, through H.E.B., LLC, a Nevada limited liability company of which Mr. Haire is the managing member, 45.1% of the outstanding common stock of VHGI.

On February 4, 2010 the Company executed a convertible promissory note in the amount of $25,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on November 4, 2010.

On February 12, 2010, the Company issued 1,720,850 shares of stock for debt with H.E.B, LLC, a related party, in the amount of $602,298.

On March 2, 2010 the Company issued 90,000 shares of stock for payment of sales consulting fees.

On March 11, 2010, the Company executed a convertible promissory note in the amount of $30,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on December 15, 2010.

On March 30, 2010, pursuant to the terms of a Securities Purchase Agreement dated as of March 3, 2010, the Company issued and sold to certain investors convertible debentures in the aggregate principal amount of $255,000.  The terms of the agreement have been disclosed in the Form 8K filing dated March 30, 2010.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position	Year First Elected

Scott A. Haire	45	Chairman and Chief Executive Officer	1993

Gilbert A. Valdez	66	Director	1996

Araldo A. Cossutta	85	Director	1994

Steven W. Evans	59	Director	1994

Robert E. Gross	65	Director	1994

Thomas J. Kirchhofer	69	Director	1994

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.  Directors of the Company are elected on an annual basis. As disclosed in the Company’s Current Report on Form 8-K dated January 12, 2010, effective January 12, 2010, Ms. Deborah Jenkins Hutchinson was appointed as the Company’s President, but did not serve in any capacity as an executive officer or director of the Company during the 2009 fiscal year.

Scott A. Haire is Chairman of the Board and Chief Executive Officer of the Company. He had also served as President of the Company since 1993, but resigned that position effective January 12, 2010. Prior to founding Wound Management Technologies, Inc., he was an employee of the Company from November 1992 to June 1993.  Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.  Mr. Haire also currently serves as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI Holdings, Inc.

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

Steven W. Evans is a Certified Public Accountant with Evans Miller Warriner & Company, PLLC, certified public accounting firm which he established in 1976 in Barbourville, Kentucky. He is also a founder and active in the management of PTRL, which operates contract research laboratories located in Kentucky, California and Germany.  He is also a founder and active in the management of environmental, financial and hotel corporations in Kentucky and Tennessee.

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

Thomas J. Kirchhofer is President of Synergy Wellness Centers of Georgia, Inc.  He is past president of the Georgia Chiropractic Association.

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors.  The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors.  It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings.  During fiscal 2009, the Board of Directors met either by phone or in person on September 8, 2009.   The Board of Directors does not have a standing audit, compensation, and nominating or governance committee.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Code of Ethics

At present, we have not adopted a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we plan to implement such a Code of Ethics in the near future.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2009.

ITEM  11.  EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity). Effective January 12, 2010, Ms. Deborah Jenkins Hutchinson was appointed as the Company’s President, but did not serve in any capacity as an executive officer or director of the Company during the 2009 fiscal year and no compensation was paid to her in 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Scott A. Haire (a)	2009 2008	-0- -0-	- -	- -	- -	- -	- -	- -	-0- -0-
Cathy Bradshaw (b)	2009 2008	120,000 120,000	- -	- 25,000	- -	- -	- -	- -	120,000 145,000

NOTES TO SUMMARY COMPENSATION TABLE

 (a) Scott A. Haire serves as the Company’s Chief Executive Officer, but as a majority shareholder, has elected not to receive compensation for either of the last two fiscal years.

(b) Cathy Bradshaw is the President of WCI and, because the primary focus of the Company has been concentrated within this subsidiary, her compensation has been included in this Executive Compensation disclosure.

Employment Agreements

None of our executive officers or employees listed above has an employment agreement with the Company or its subsidiaries.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 13, 2009, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 31, 2010, there were 34,748,160 shares of common stock issued and 37,744,701 shares outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
H.E.B., LLC(2)	7,927,970	(2)	25.02%
Applied Nutritionals(3)	900,000		(3)
1890 Bucknell Drive, Bethlehem, PA 18015
George Petito(3)	5,100,000	(3)	17.27%
1890 Bucknell Drive, Bethlehem, PA 18015
T Squared Investments, LLC(4)	2,354,226		6.78%
1325 Sixth Avenue, Floor 28, New York, NY 10019
MLH, LLC 525 W. Main St #240, Lexington KY 40507	2,094,298		6.03%
Officers and Directors:
Scott A. Haire (2)	984,374		(2)
Araldo A. Cossutta	6,043,448		17.39%
Steven W. Evans	15,000		*
Thomas J. Kirchhofer	-		*
Robert E. Gross	-		*
Gilbert A. Valdez	-		*
All directors and executive officers as a group (6 persons)	25,203,822		72.53%

* less than 1%
1)	Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
2)
Mr. Scott Haire is the managing member of H.E.B., LLC and, in such capacity, is deemed to beneficially own the shares of stock held by H.E.B., LLC.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

3)
George Petito is the majority member and the manager of Applied Nutritionals (“AN”) and, in such capacity, may be deemed to be the beneficial owner of shares of stock held by AN.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

4)
T Squared Investments, LLC currently holds warrants issued by the Company for 1,000,000 shares of Common Stock and a purchase option issued by H.E.B., LLC for 1,200,000 shares of our Common Stock currently held by H.E.B., LLC, and notes. The warrants and purchase option provide that T Squared Investments shall not be entitled to exercise the warrants or purchase option, or convert the notes into shares of Common Stock if such exercise or conversion would result in T Squared and its affiliates having beneficial ownership of more than 4.9% of the then outstanding number of shares of Common Stock on such date. As a result of this limitation, T Squared would not be able to exercise any warrants or the purchase option, within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective August 20, 2004, we acquired Wound Care Innovations, LLC through a merger of Wound Care with a newly formed Company subsidiary.  The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock.  These shares were issued to H.E.B., LLC, a Nevada limited liability company, and to Mr. Araldo Cossutta, the sole owners of Wound Care.  Mr. Scott A. Haire, our Chairman of the Board, Chief Executive Officer is a one-percent member, but the managing member of H.E.B., LLC and Mr. Cossutta is a member of our Board of Directors.

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

Effective January 1, 2008, we issued 490,196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners in exchange for the cancellation of approximately $1,500,000 in debt. The debt was acquired by Keystone from H.E.B., LLC, our majority shareholder, and its affiliates.

Each share of Series A Convertible Preferred Stock was automatically converted into 5,100 shares of common stock in May 2008, upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000.

The Company's principal executive office is located at 777 Main Street, Fort Worth, TX 76102 and this space is leased by H.E.B., LLC. The principal office for WCI is located at 790 E Broward Blvd, Suite 400, Fort Lauderdale, FL 33301. These offices contain approximately 6,425 square feet and WCI uses approximately half of the leased space.  A new lease was just signed on the property January 2010 and the lease expires August 30, 2011.  The rental on the office space is $10,708.33 per month and the space is leased by H.E.B., LLC.

Two (2) full time employees of H.E.B., LLC provide accounting and administrative services to the Company and these employees are located at the WMT office in Fort Worth, Texas.  Mr. Scott Haire, the Company Chairman and CEO, is the managing member of H.E.B., LLC, as explained above, and he is a shareholder of the Company.

All of our directors are independent, as defined by Rule 4200(a) (15) of the Nasdaq’s listing standards, except for Mr. Haire, who is not independent because he is currently employed by the Company as its Chief Executive Officer and Mr. Cossutta, who is not independent due to the above described acquisition of Wound Care.

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Virtual Health Technologies, Inc., a Delaware corporation that has since changed its name to VHGI Holdings, Inc. (“VHGI”), and VPS Holdings, LLC, a Kentucky limited liability company and subsidiary of VHGI (“VPS”), pursuant to which the Company purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “VHGI Note”)—certain assets, including, without limitation, the following:

 (a) all of VHGI membership interests in its wholly-owned subsidiary, Secure eHealth, LLC, a Nevada limited liability company (“eHealth”); (b) the VHGI interest in a $1,500,000 Senior Secured Convertible Promissory Note issued by Private Access, Inc. (the “Private Access Note”), and certain agreements related thereto; and  (c) all of the intellectual property assets of the real-time prescription drug monitoring business conducted by VPS, including its “Veriscrip” technology.  Also in connection with the Purchase Agreement, the Company assumed a note payable obligation of $1,000,000 (including accrued interest) incurred by VHGI in conjunction with the Private Access Note transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the estimated aggregate fees billed and to be billed by Pritchett, Siler & Hardy, and P.C. for services performed during our last two fiscal years.

	Years Ended December 31,
	2009	2008
Audit fees(1)	$38,050	$34,625
Audit-related fees (2)	0	0
Tax fees (2)	0	0
All other fees (2)	0	0

	$38,050	$34,625

(1)   “Audit fees” include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-        Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)   Our auditors provided no other services for us during the last two fiscal years other than audit services.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.

2.1
Agreement and Plan of Merger, dated as of September 17, 2009, by and among BioPharma Management Technologies, Inc., a Texas corporation, Wound Management Technologies, Inc., a Texas corporation, BIO Acquisition, Inc., and the undersigned shareholders.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

10.1
Asset Purchase Agreement, dated as of September 29, 2009, by and among Wound Management Technologies, Inc., Resorbable Orthopedic Products, LLC, and members thereof. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2009)

10.2
Royalty Agreement dated as of September 29, 2009, by and between RSI-ACQ, LLC and Resorbable Orthopedic Products, LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 2, 2009)

10.3
Purchase Agreement, dated February 1, 2010, by and between VirtualHealth Technologies, Inc., Wound Management Technologies, Inc., and VPS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2010)

10.4	Promissory Note dated February 1, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2010)

10.5
 Veriscrip Royalty Agreement, dated February 1, 2010, between VirtualHealth Technologies, Inc. and Secure eHealth, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2010)

21.1           List of Subsidiaries.*

23.1           Consent of Pritchett, Siler & Hardy, P.C.

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

Signature	Date
WOUND MANAGEMENT TECHNOLOGIES, INC. By: /s/ Scott A. Haire Scott A. Haire Chief Executive Officer	April 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Haire Scott A. Haire /s/ Lucy J. Singleton Lucy J. Singleton /s/ Robert E. Gross Robert E. Gross /s/ Steve W. Evans Steve W. Evans /s/ Gilbert A. Valdez Gilbert A. Valdez	Chief Executive Officer and Chairman (Principal Executive Officer and Principal Financial Officer) Controller (Principal Accounting Officer) Director Director Director	April 13, 2010 April 13, 2010 April 13, 2010 April 13, 2010 April 13, 2010