Form 10-Q
period 2010-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2010-05-18
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

As of March 31, 2010  34,748,160 shares of the Issuer's $.001 par value common stock were issued and 34,744,071  shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and
December 31, 2009 (Audited)	2

Unaudited Condensed Consolidated Statements of Operations for the three months ended
March 31, 2010 and 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2010 and 2009	4

Notes to unaudited condensed consolidated financial statements	5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T. CONTROLS AND PROCEDURES	11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	12
ITEM 1A Risk Factors. – not required
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM 3. Defaults upon Senior Securities	12
ITEM 4. Removed and reserved
ITEM 5. Other Information	12
ITEM 6. Exhibits	13

SIGNATURE	14

PART I – FINANCIAL INFORMATION

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 (Unaudited) December 31, 2009 (Audited)

ASSETS	March 31, 2010	December 31, 2009

CURRENT ASSETS:
Cash	$2,552	$(4,363)
Accounts Receivable, net	32,438	30,003
Inventory, net	130,289	130,668
Notes Receivable, current	45,822	-
Interest Receivable	37,945	-
Total Current Assets	249,046	156,308

Property and Equipment, net	2,264	2,750
Intangible Assets - Patent, net	484,794	497,552
Intangible Assets - Marketing Contacts, net	3,978,424	4,083,120
Deferred Loan Costs	-	5,318
Prepaid and Other Assets	1,000	27,549
Notes Receivable, long-term	1,500,000	-

TOTAL ASSETS	$6,215,528	$4,772,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	$231,523	$261,161
Royalties Payable	385,138	383,013
Accrued Liabilities	391,226	391,972
Accrued Interest	112,893	55,806
Notes Payable - related parties	1,850,980	712,272
Notes payable, net of discount	610,448	653,386
Total Current Liabilities	3,582,208	2,457,610

Long-Term Liabilities	-	-

TOTAL LIABILITIES	3,582,208	2,457,610

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding.	-	-
Common Stock: $0.001 par value; 100,000,000 shares authorized; 34,748,160 issued and 34,744,071 outstanding as of March 31, 2010 and 32,937,310 issued and 32,933,221 outstanding as of December 31, 2009	34,748	32,937
Additional Paid-in Capital	21,222,296	19,661,267
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(18,319,611)	(17,075,104)
Total Stockholders' Equity (Deficiency)	2,633,320	2,314,987
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$6,215,528	$4,772,597

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

Revenues	$66,690	$53,428

Cost of Revenue	20,397	310,145

Gross Profit (Loss)	46,293	(256,717)

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative Expenses	387,843	210,089
Depreciation and Amortization	117,940	5,447
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(459,490)	(472,253)

OTHER INCOME (EXPENSES):
Loss on Debt Settlement	(720,657)	-
Interest Income	25,994	659
Interest Expense	(90,354)	(37,663)

LOSS BEFORE INCOME TAXES	(1,244,507)	(509,257)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(1,244,507)	$(509,257)

Basic and diluted loss per share of common stock:	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	33,948,681	27,238,010

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net loss from continuing operations	$(1,244,507)	$(509,257)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	117,940	5,447
Deferred costs - amortization	5,318	-
Amortization of discount	8,337	-
Stock paid for services	70,050	-
Loss on debt settlement	720,657	-
Non-cash expense	22,019	73,833
Changes in assets and liabilities:
Increase decrease in prepaid expenses	(1,000)	(68,811)
(Increase) decrease in accounts receivable	(2,435)	5,101
(Increase) decrease in inventory	379	30,535
(Increase) decrease in interest receivable	(37,945)	-
(Increase) decrease in prepaids and other assets	27,549	-
Increase (decrease) in dividends and royalties	2,125	1,226
Increase (decrease) in accounts payable and accrued liabilities	(30,384)	38,253
Increase (decrease) accrued interest payable	57,087	-
Net cash flows used in operating activities	(284,810)	(423,673)

Cash flows from investing activities
Cash paid in acquisitions	(100,000)	-
Purchase of notes receivable - related party	(103,950)	-
Proceeds from notes receivable - related party	41,413	-
Net cash flows used in investing activities	(162,537)	-

Cash flows from financing activities
Proceeds from notes payable - related parties	512,587	327,070
Payment on notes payable - related parties	(7,050)	-
Proceeds from notes receivable	102,500	-
Payments on notes payable	(153,775)	-
Proceeds from short term debt	-	200,000
Net cash flows provided by financing activities	454,262	527,070

Increase (decrease) in cash	6,915	103,397

Cash and cash equivalents, beginning of period	(4,363)	1,142
Cash and cash equivalents, end of period	$2,552	$104,539

Cash paid during the period for:
Interest	$-	$9,000
Income taxes	-	-

Non-cash investing and financing activities:
For the three months ended March 31, 2010 and 2009
Common stock contributed to obtain note payable	$-	$68,000
Common stock issued for debt conversion	1,492,790	-

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” the “Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2010 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2009 and December 31, 2008, included in the Company’s Annual Report on Form 10-K.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC (“WCI”), BioPharma Management Technologies, Inc. (“BioPharma”), Resorbable Orthopedic Products, LLC (“Resorbable”), and Secure eHealth, LLC (“eHealth”).  eHealth, a Nevada limited liability company, was purchased on February 1, 2010 (see Note 3 “Asset and Business Acquisitions”).  All intercompany accounts and transactions have been eliminated.

NOTE 2 -- GOING CONCERN

The Company has current liabilities in excess of current assets and has a stockholders’ deficiency. The Company has had limited operations and has not been able to develop an ongoing, reliable source of revenue to fund its existence.  The Company’s day-to-day expenses have been covered by proceeds obtained, and services paid by, the issuance of stock and notes payable.  The adverse effect on the Company’s results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding and the success of its future operations.   The ability of the Company to achieve these objectives cannot be determined at this time.

NOTE 3- ASSET AND BUSINESS ACQUISITIONS

On February 1, 2010, the Company entered into a purchase agreement with VHGI Holdings, Inc., formerly Virtual Health Technologies, Inc. (“VHGI”), a Delaware corporation.  The total purchase price of $500,000, which consisted of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”), was paid for certain assets and liabilities.  Amounts recorded by the Company as a result of this transaction were the following:

a)	An asset has been recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).
b)	A liability has been recorded for the note payable obligation of $1,000,000, which includes accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction.

No value was assigned to the other assets included in the transaction, which were fully amortized intangibles, because no value was identified for these assets when determining the purchase price paid.  These intangibles include intellectual property related to prescription drug monitoring “Veriscrip” technology and the System Tray Notifier license owned by eHealth.  WMT also purchased VHGI membership interest in the wholly-owned subsidiary, eHealth.

Scott A. Haire, the Company's Chief Executive Officer (“CEO”) and Chairman, also serves as the CEO, Chief Financial Officer (“CFO”), and a director of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2009, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company of which Mr. Haire is the managing member, 42% of the outstanding common stock of VHGI.

NOTE 4 – NOTES RECEIVABLE

The Private Access Note is with an unrelated company and the loan bears interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013 with $22,125 of interest accrued as of March 31, 2010.  According to the terms of the Assignment and Assumption Agreement between VHGI (“Assignor”), Private Access, Inc. (“Private Access”) and the Company (“Assignee”), Assignor assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Assignee.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by Assignor, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

Funds are advanced to and from H.E.B., LLC (see terms of agreement in Note 5) and at March 31, 2010 the amount advanced to HEB is $45,822 and the related accrued interest as of this date is $15,820.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties including from Scott Haire, who is the Company’s
CEO.  Other stockholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of March 31, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC
Series of funds advanced under two separate, unsecured lines of credit totaling $1 million dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date; unused lines available at March 31, 2010 total $50,988.  Accrued interest at March 31, 2010 is $58,196.
			$ 949,012
Commercial and Financial Holdings, LLC	Commercial Holdings has provided previous lines of credit to affiliates of H.E.B., LLC	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at March 31, 2010 is $24,002.	501,968
VHGI Holdings, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at March 31, 2010 is $5,244	400,000
TOTAL			$1,850,980

Notes Payable

In July 2009, the Company executed a discounted note to an unrelated party with a face amount of $615,000 and a funded amount of $550,000.  The discount of $65,000 is expensed over the term of the loan. The note accrues interest at 18% per annum and was due in January 2010, but was subsequently extended to June 30, 2010.  Deferred loan costs amounted to $79,766 and were amortized over the term of the loan and have been fully amortized as of March 31, 2010.

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

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010 and March 9, 2010 the Company executed two additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000 and $30,000, respectively.    The total discount amount related to the notes is $7,500 and will be amortized over the term of the loans.    Total unamortized discount balance at March 31, 2010 is $5,777.

NOTE 6 – INTANGIBLE ASSETS

BioPharma Management Technologies, Inc

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s restricted common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a joint venture with A&Z Pharmaceutical, LLC (A&Z) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately held wholesale distributor of pharmaceuticals formed in 1997.  A&Z’s customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East.

Pharma Tech entered into a Distribution Agreement (“the Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus will be on CellerateRX and the agreement requires Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covers 20 countries throughout the Middle East and Northern Africa.

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805, “Business Combinations.”  The financial statements of BioPharma have been consolidated with the Company since the date of acquisition and an intangible asset was recorded in the amount of $4,187,515 or approximately $.93 per common share issued.   The value of the asset recorded by the Company was based on the projected sales opportunities provided from the marketing rights and contacts of the joint venture.   The estimated useful life of the intangible asset is ten (10) years based on the automatic renewable five (5) year term of the  Distribution Agreement.  Three months of amortization of the asset has been recorded for the period ended March 31, 2010 which is $104,695.  The same amount was amortized for the three months following the acquisition  for the year ended December 31, 2009.

Resorbable Orthopedic Products, LLC

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    The patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten (10) year useful life.  Three months of amortization of the asset has been recorded, which is $12,758, for the three months ended March 31, 2010 and for the year ended December 31, 2009.  The recording of this transaction was based on the guidance in ASC Topic No. 350-30 “General Intangibles other than Goodwill.”

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Lawsuit – The Company is currently a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

NOTE 8- STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of preferred stock were converted into common stock. There are currently 5,000,000 shares authorized with no shares of preferred stock currently issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At March 31, 2010 there are 34,748,160 shares issued and 34,744,071 shares outstanding.  At December 31, 2009, there were 32,937,310 shares issued and 32,933,221 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock.

During the three month period ending March 31, 2010, the Company issued 1,715,850 shares in payment of debt resulting is a loss on settlement of $720,657 and 95,000 shares for payment of services valued at $70,050.

2010 Omnibus Long-Term Incentive Plan

On March 12, 2010, the Company adopted, subject to shareholder approval, the 2010 Omnibus Long-Term Incentive Plan (the “Plan”) to offer competitive long-term incentive compensation opportunities as well as to align the interests of the participants with those of the Company’s shareholders.  The Plan will be administered by the Compensation Committee, which shall be composed of two outside directors appointed by the Board of Directors.

Under the Plan, periodic stock option grants are made at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company (the “optionee”).  The options allow the optionee to purchase from the Company all or any part of a specific number of shares of the Company’s common stock at the exercise price on the date of grant.  Specific vesting provisions are specified in the Plan and all options granted are subject to the Company obtaining shareholder approval for the Plan on or before March 11, 2011.  If the Company does not obtain the approval, all options granted are forfeited and no options may be exercised.

NOTE 9- SUBSEQUENT EVENTS

As disclosed on the Form 8-K filed on March 30, 2010, the Company entered into a Securities Purchase Agreement dated as of March 3, 2010 (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, on April 1, 2010 the Company issued and sold to certain investors convertible debentures in the aggregate principal amount of $255,000 (the “Debentures”).  This transaction constituted a part of a total of $1,000,000 in principal amount of Debentures that may be sold to investors under the Purchase Agreement.

On May 14, 2010, the Company entered into a Subscription Agreement with an unrelated party (the “Investor”) to purchase 250,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock (the “Warrants”), at a purchase price of $0.40 per Unit.  The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of Common Stock.  The Units were offered and sold without registration under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption set forth in Section 4(2) of the Securities Act.   The proceeds of the sale have not yet been received as of the date of this filing.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of March 31, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Business Overview

Unless otherwise indicated, we use “WMT,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of Wound Management Technologies, Inc.

Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC (“WCI”). Diabetes affects 24 million people in the United States and 189 million people around the globe and up to 25% of diabetic patients will develop wounds requiring special treatment.  We believe CellerateRX is an ideal product to help the diabetic community with their wound issues, which has led to the development of new distribution channels for the CellerateRX products in the growing population of diabetics in international markets. The acquisition of BioPharma Management Technologies, Inc. in September of 2009 provided our initial entry into the global marketplace with first quarter sales to the Middle East where the rate of diabetes approaches 20%.

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

The other area of focus for the Company in the year 2010 is the development of its healthcare technology sector.  In October 2009 WCI launched the Cifra™ healthcare platform to securely exchange and store information for ongoing evidence based case studies regarding CellerateRX and other products used to manage wound care.  Cifra is a secure communication and storage software platform developed by DRM Security, LLC and licensed to Secure eHealth, LLC, which was an entity purchased by the Company in February 2010.  The Cifra platform is a vital tool in providing secure messaging and document delivery and, also of importance is its ability to provide both secure storage and backup.  This outstanding level of security means that participants can collaborate while maintaining stringent HIPAA-mandated compliance and patient confidentiality.

Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

Revenues.  The Company generated revenues for the three months ended March 31, 2010 of $66,690 compared to revenues of $53,428 for the three months ended March 31, 2009, or a 25% increase in revenues.  Revenues increased in 2010 as a result of the focus in 2009 to increase the awareness of the product in the domestic market as well as the international market.

Cost of revenues. Costs of revenues for the three months ended March 31, 2010 were $20,397 compared to costs of revenues of $310,145 for the three months ended March 31, 2009, or a 93% decrease in costs of revenues.  The decrease is a result of a one time payment to the patent holder of CellerateRX which was incurred in the first quarter of 2009.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2010 were $387,843 compared to G&A expenses of $210,089 for the three months ended March 31, 2009, or a 85% increase in G&A expenses.  The increase in expenses is primarily due to an increase in consulting fees paid between 2009 and 2010.

Interest Income.   Interest income was $25,994 for the three months ended March 31, 2010, compared to $659 for the three months ended March 31, 2009, or a 3844% increase. The increase is due to the purchase of the note receivable from VHGI Holdings, Inc. and accrual of the interest related to the note.

Interest Expense.   Interest expense was $90,354 for the three months ended March 31, 2010, compared to $37,663 for the three months ended March 31, 2009, or an increase of 140%.  Interest expense for 2010 increased due to the increase in debt during 2010 compared to 2009.

Net loss. We had a net loss for the three months ended March 31, 2010 of $1,244,507 compared with a net loss of $509,257 for the three months ended March 31, 2009, or an increase in loss of 144%.   The increase in loss is due to loss on settlement recognized in the first quarter of 2010 of $720,657.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $454,262 for the three months ended March 31, 2010 and approximately $527,070 for the three months ended March 31, 2009.

We will need to raise additional capital in fiscal year 2010 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2009 included a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2010, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

Federal Payroll Taxes

The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”). As of March 31, 2010, unpaid payroll taxes total approximately $203,484 and related penalties and interest approximated $188,882 computed through March 31, 2010. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2009.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEEDINGS

The Company is currently a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the first three months of 2010.  The securities bear a restrictive legend and no advertising or public solicitation were involved.
In February 2010 the Company issued 45,000 shares of stock at $0.87 per share for consulting fees.

In February 2010 the Company issued 1,715,850 shares of stock at $0.87 per share for payment of debt.

In March 2010 the Company issued 50,000 shares of stock at $0.62 per share for consulting fees.

On May 14, 2010, the Company entered into a Subscription Agreement with an unrelated party (the “Investor”) to purchase 250,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock (the “Warrants”), at a purchase price of $0.40 per Unit.  The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of Common Stock.  The Units were offered and sold without registration under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption set forth in Section 4(2) of the Securities Act. The proceeds of the sale have not yet been received as of the date of this filing.

Item 3. Defaults upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5. Other Information

(a)  Effective January 12, 2010, the Company appointed Deborah Jenkins Hutchison as the President  of WMT and effective February 1, 2010, Robert Tapales was appointed the President of Secure eHealth, LLC.

Item 6. Exhibits

The following documents are filed as part of this Report:

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

10.6	Distribution Agreement dated September 1, 2009 between Wound Care Innovations, LLC and Pharma Technology International, LLC. *

21.1           List of Subsidiaries.*

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: May 18, 2010	By:	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer