Form 10-Q
period 2010-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2010-08-16
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

As of June 30, 2010 35,346,027 shares of the Issuer's $.001 par value common stock were issued and 35,341,938 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and
December 31, 2009 (Audited)	2

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2010 and 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2010 and 2009	4

Notes to unaudited condensed consolidated financial statements	5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	14
ITEM 1A Risk Factors	14
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
ITEM 3. Defaults upon Senior Securities	14
ITEM 4. Removed and reserved	14
ITEM 5. Other Information	14
ITEM 6. Exhibits	14

SIGNATURE	15

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 (Unaudited) December 31, 2009 (Audited)

ASSETS	June 30, 2010	December 31, 2009

CURRENT ASSETS:
Cash	$22,029	$(4,363)
Accounts Receivable, net	71,785	30,003
Inventory, net	106,374	130,668
Notes Receivable, current	484,422	-
Interest Receivable	25,328	-
Total Current Assets	709,938	156,308

LONG-TERM ASSETS:
Property and Equipment, net	1,778	2,750
Intangible Assets - Patent, net	472,036	497,552
Intangible Assets - Marketing Contacts, net	3,873,730	4,083,120
Deferred Loan Costs	76,848	5,318
Prepaid and Other Assets	18,315	27,549
Note Receivable, including accrued interest	1,556,250	-
Total Long Term Assets	5,998,957	4,616,289

TOTAL ASSETS	$6,708,895	$4,772,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	$284,893	$261,161
Royalties Payable	387,851	383,013
Accrued Liabilities	366,454	391,972
Accrued Interest	161,362	55,806
Notes Payable - related parties	2,181,758	712,272
Notes payable, net of discount	545,100	653,386
Total Current Liabilities	3,927,418	2,457,610

LONG-TERM LIABILITIES
Debentures, net of discount	282,857	-

TOTAL LIABILITIES	4,210,275	2,457,610

STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding.	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding.	-	-
Common Stock: $0.001 par value; 100,000,000 shares authorized; 35,346,027 issued and 35,341,938 outstanding as of June 30, 2010 and 32,937,310 issued and 32,933,221 outstanding as of December 31, 2009	35,345	32,937
Additional Paid-in Capital	21,751,589	19,661,267
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(18,984,201)	(17,075,104)
Total Stockholders' Equity (Deficiency)	2,498,620	2,314,987
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$6,708,895	$4,772,597

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
REVENUES:	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total Revenue	$114,977	$73,725	$180,957	$127,812

Cost of Revenue	28,419	134,278	48,814	413,753

Gross Profit	86,558	(60,553)	132,143	(285,941)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	587,534	187,042	975,380	408,630
Depreciation / Amortization	117,939	1,986	235,878	3,972
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(618,915)	(249,581)	(1,079,115)	(698,543)

OTHER INCOME (EXPENSES):
Loss on Settlement	(12,017)	-	(732,674)	-
Interest Income	43,633	-	68,753	-
Interest Expense	(75,707)	(74,330)	(166,061)	(111,993)

LOSS BEFORE INCOME TAXES	(663,006)	(323,911)	(1,909,097)	(810,536)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET LOSS	$(663,006)	$(323,911)	$(1,909,097)	$(810,536)

Basic and diluted loss per share of common stock:	$(0.02)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding	35,038,079	27,937,310	34,494,356	27,937,310

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net loss from continuing operations	$(1,909,097)	$(810,536)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	235,878	3,972
Deferred costs - amortization	(71,530)	-
Amortization of discount	3,316	15,000
Stock paid for services	218,282	-
Loss on debt settlement	732,674	-
Non-cash expenses	22,019	68,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	(82,596)
(Increase) decrease in accounts receivable	(41,782)	10,275
(Increase) decrease in inventory	24,294	36,059
(Increase) decrease in interest receivable	(81,578)	-
(Increase) decrease in prepaids and other assets	9,234	-
Increase (decrease) in royalties payable, including related accrued interest	4,838	10,809
Increase (decrease) in accounts payable and accrued liabilities	(1,786)	145,122
Increase (decrease) in accrued interest payable	105,556	-
Net cash flows used in operating activities	(749,682)	(603,895)

Cash flows from investing activities
Cash paid in acquisitions	(100,000)	-
Purchase of notes receivable - related party	(798,500)	-
Proceeds from notes receivable - related party	297,363	-
Net cash flows used in investing activities	(601,137)	-

Cash flows from financing activities
Proceeds from notes payable - related parties	875,796	820,070
Payments on notes payable - related parties	(39,481)	(215,000)
Proceeds from notes payable	310,000	-
Payments on notes payable	(414,102)	-
Proceeds from Debentures	495,000	-
Proceeds from common stock/additional paid in capitol	149,998	-
Net cash flows provided by financing activities	1,377,211	605,070

Increase (decrease) in cash	26,392	1,175

Cash and cash equivalents, beginning of period	(4,363)	1,142
Cash and cash equivalents, end of period	$22,029	$2,317

Cash paid during the period for:
Interest	$-	$33,184
Income taxes	-	-

Supplemental Non-cash investing and financing activities:
700,000 shares of common stock issued with cash-less exercise of warrants	$-	$700
20,000 shares of common stock contributed to obtain note payable	$-	$68,000
Amortized discount on note payable	$3,316	$15,000
Common stock for debt conversion	$1,512,307	$-
Common stock issued for services	$218,282	$-

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” the “Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of June 30, 2010 and unaudited condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2009 and December 31, 2008, included in the Company’s Annual Report on Form 10-K.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

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

NOTE 2 -- GOING CONCERN

The Company has current liabilities in excess of current assets and has a stockholders’ deficiency. The Company has had limited operations and has not been able to develop an ongoing, reliable source of revenue to fund its existence.  The Company’s day-to-day expenses have been covered by proceeds obtained, and services paid for, by the issuance of stock and notes payable.  The adverse effect on the Company’s results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3- ASSET AND BUSINESS ACQUISITIONS

On February 1, 2010, the Company entered into a purchase agreement with VHGI Holdings, Inc., formerly VirtualHealth Technologies, Inc. (“VHGI”), a Delaware corporation.  The total purchase price of $500,000, which consisted of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”), was paid for certain assets and liabilities.  Amounts recorded by the Company as a result of this transaction were the following:

a)	An asset has been recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).
b)	A liability has been recorded for the note payable obligation of $1,000,000, which includes accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction.

No value was assigned to the other assets included in the transaction, which were fully amortized intangibles, and no value was included in the purchase price paid.  These intangibles include intellectual property related to the “Veriscrip” prescription drug monitoring technology and the System Tray Notifier license owned by eHealth.  WMT also purchased VHGI’s 100% membership interest in eHealth.

Scott A. Haire, the Company's Chief Executive Officer (“CEO”) and Chairman, also serves as the CEO, Chief Financial Officer (“CFO”), and a director of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2009, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 42% of the outstanding common stock of VHGI.

NOTE 4 – NOTES RECEIVABLE

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013, with $56,250 of interest accrued as of June 30, 2010.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

Funds are advanced to and from HEB (see terms of agreement in Note 5) and at June 30, 2010 the amount advanced to HEB is $484,422 and the related accrued interest as of this date is $25,328.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from affiliates of Scott A. Haire, who is the Company’s
CEO.  Other stockholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of June 30, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Series of advances under two separate, unsecured lines of credit totaling $1 million dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date; unused lines available at June 30, 2010 total $720,209. Accrued interest at June 30, 2010 is $94,361.	$1,279,790
Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of H.E.B., LLC	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at June 30, 2010 is $32,676.	501,968
VHGI Holdings, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at June 30, 2010 is $15,000.	400,000
TOTAL			$2,181,758

Notes Payable

In July 2009, the Company executed a discounted note to an unrelated party with a face amount of $615,000 and a funded amount of $550,000.  The discount of $65,000 is expensed over the term of the loan. The note accrues interest at 18% per annum and was due in January 2010, but was subsequently extended to August 31, 2010.  Deferred loan costs amounted to $79,766 and were amortized over the term of the loan and were fully amortized as of March 31, 2010.  The balance as of June 30, 2010 is $255,897.

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

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010 and March 9, 2010 the Company executed two additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000 and $30,000, respectively.    The total discount amount related to the notes is $7,500 and this amount is being amortized over the term of the loans.  The unamortized discount balance at June 30, 2010 is $3,298.  In June 2010, $7,500 of the principal balance was settled with the issuance of 26,023 shares of common stock of the Company.   The debt was reduced at a discounted rate of $.29 and a loss on settlement was recognized for $12,017. The loss was calculated based on the difference between this rate and the $.75 closing price of the stock on the date of issuance.  The balance as of June 30, 2010 is $89,202.

On April 4, 2010 the Company executed a promissory note in the amount of $100,000 to an unrelated party. The principal and accrued interest, at 10% per annum, is due October 30, 2010.  A second promissory note was executed by the Company to the same unrelated party for $100,000 on June 11, 2010 and this note is due August 31, 2010.

Debentures

On March 30, 2010, the Company entered into a Securities Purchase Agreement and, pursuant to this agreement, a total of $1,000,000 in principal amount of convertible debentures (the “Debentures”), with a maturity date of March 2013, may be sold to investors.  The Debentures may be converted into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a Holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock.   This ownership restriction may be waived, however, by a holder upon sixty-one (61) days prior written notice.

The Debentures may be redeemed by the Company at any time or from time to time at a price equal to (x) one hundred twenty percent (120%) of the principal amount of the Debenture if the Debenture is called for redemption prior to the expiration of six months from the issuance date, or one hundred thirty one percent (131%) if called for redemption thereafter, plus (y) interest accrued through the day immediately preceding the date of redemption.

On April 1, 2010, the Company issued Debentures in the aggregate principal amount of $255,000 and additional issuances were made in April and May, 2010 for $55,000 and $185,000, respectively.  In accordance with Accounting Standards Codification (“ASC”) Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $212,143 has been recorded for the beneficial conversion feature, which will be amortized over the term of the debt. The June 30, 2010 debt balance of $495,000 after the discount is $282,857.  In addition, debt issuance costs of $76,850 have been deferred and will be amortized over the term of the debt.  The debentures have a three (3) year life from the date of issuance.

NOTE 6 – INTANGIBLE ASSETS

BioPharma Management Technologies, Inc.

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s restricted common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a 50% joint venture with A&Z Pharmaceutical, LLC (A&Z) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately held wholesale distributor of pharmaceuticals formed in 1997.  A&Z’s customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East.The operations of Pharma Tech to date have been minimal.

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus will be on CellerateRX® and the agreement requires Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covers 20 countries throughout the Middle East and Northern Africa.

As part of the BioPharma acquisition, the formula for a shingles based product was obtained which is only at the idea stage and no determination has been made as to whether the formula can be developed cost effectively into a product. According to the guidance in ASC Topic No. 805-20-25-1, identifiable assets should be recognized separately from goodwill and there was no value assigned to this formula.

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805, “Business Combinations.”  The financial statements of BioPharma have been consolidated with those of the Company since the date of acquisition and an intangible asset was recorded in the amount of $4,187,515 or approximately $.93 per common share issued.   The value of the intangible asset recorded by the Company was based on the the estimated value of the marketing contacts and relationships of the joint venture supported by the projected sales opportunites provided from the Distribution Agreement.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset is ten (10) years based on the automatic renewable five (5) year term of the  Distribution Agreement.  Six months of amortization of the asset has been recorded for the period ended June 30, 2010 which is $209,390.  The amount amortized for the year ended December 31, 2009 was $104,695.

Resorbable Orthopedic Products, LLC

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    The patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten (10) year useful life.  Amortization of the asset recorded was $25,516 for the six months ended June 30, 2010  and $12,758 for the year ended December 31, 2009.  The recording of this transaction was based on the guidance in ASC Topic No. 350-30 “General Intangibles other than Goodwill.”

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Lawsuit – The Company is currently a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  During the second quarter of 2010, the lawsuit went to mediation and it was determined that the Company is not liable for any damages as a result of the settlement agreement.

NOTE 8- STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of Series A preferred stock were converted into common stock. There are currently 5,000,000 shares authorized with no shares of preferred stock currently issued or outstanding.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 75,000 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution.  Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate.  There are currently no Series B Shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At June 30, 2010 there are 35,346,027 shares issued and 35,341,938 shares outstanding.  At December 31, 2009, there were 32,937,310 shares issued and 32,933,221 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock.

During the three month period ending March 31, 2010, a portion of the debt ($772,133) owed to Commercial Holding AG, LLC (“CH”) was settled with the issuance of 1,715,850 shares of restricted common stock of the Company and CH is considered a related party.   The debt was reduced at a value of $0.45 per share and a loss on settlement amount of $720,657 was calculated based on the difference between this value and the estimated fair value of the stock price of $0.87.  A discount from the $1.45 closing price of the stock on the date of issuance to $.87 was considered appropriate given the thinly traded market for the stock and the large number of shares being issued.  In addition, the stock was restricted as to trading under Rule 144.

During the three month period ending June 30, 2010, a portion of the convertible debt ($7,500) owed to an unrelated party was settled with the issuance of 26,023 shares of common stock of the Company, as mentioned in Note 5, resulting in a loss on settlement of $12,017.

During the three month period ending March 31, 2010 and June 30, 2010, the Company issued 95,000 shares of common stock for payment of services valued at $70,050 and 196,844 shares of common stock for payment of services valued at $148,232, respectively.

On May 14, 2010, the Company entered into a Subscription Agreement with an unrelated party (the “Investor”) to purchase 250,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock (the “Warrants”), at a purchase price of $0.40 per Unit.  The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of Common Stock.  On May 20, 2010, the Company sold an additional 125,000 Units to an unrelated party.

Warrants

In connection with the above mentioned subscription agreements, the investors were issued three-year warrants to purchase up to an aggregate of 375,000 shares of our common stock at an exercise price of $1.00.

T Squared Investments, LLC (“T Squared”) currently holds 1,299,769 warrants issued by the Company to purchase shares of the Company’s common stock, which consist of 1,000,000 warrants with an exercise price of $2.00 and 299,769 warrants with an exercise price of $.001.  The warrants have an expiration date of January 9, 2013.

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

Under the Plan, stock options, stock appreciation rights, restricted shares, and performance shares may be awarded at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company.   In order for the Plan to become effective, shareholder approval must be obtained on or before March 11, 2011.

NOTE 9- SUBSEQUENT EVENTS

Subsequent to June 30, 2010, $30,000 of the principal balance of unrelated party debt was settled with the issuance of 129,961 shares of common stock of the Company.

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

The following discussion and analysis of our financial condition is as of June 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Business Overview

Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC (“WCI”). WCI owns the exclusive worldwide licensing and distribution rights for CellerateRX® advanced wound care collagen products in the human health market.  According to the International Diabetes Federation, the number of diabetics globally is projected to grow from 285 million in the year 2010 to 360 million in the year 2030.  WCI is targeting all aspects of the advanced wound care market with a focus on diabetic wounds and wounds in the elderly, both growing populations.

With evidence based clinical studies in place, the Company is now focused on expanding sales and distribution, as noted below:

--In September 2009, the Company acquired BioPharma Management Technologies, Inc. (“BioPharma”) to distribute CellerateRX® in the Middle East through Pharma Tech International, Inc., a joint venture between BioPharma and A&Z Pharmaceutical.

--In October 2009, WCI signed a distribution agreement with Biocure S.r.L. (“Biocure”) of Milan, Italy to launch its European sales. The Biocure network includes over 1.5 million patients in England, Italy, France, Germany and Spain. We anticipate that the first products will be delivered in the fourth quarter of 2010.

--In April 2010, WCI expanded sales efforts by adding sales and marketing executives to the management team to oversee direct sales efforts and to more effectively manage distribution channels for the CellerateRX products.

--In June 2010, WCI signed an independent sales representative agreement with KOMED, LLC (“KOMED”), an Atlanta based sales organization currently representing only the Microcyn wound cleaning product.  Under this agreement, KOMED will also sell CellerateRX® in the Southeast US (Texas to the Carolinas). KOMED has thirty-eight field sales people who began selling CellerateRX® as of July 1, 2010.

Subsequent to June 30, 2010, WCI signed a distribution agreement with KOMED for direct response advertising on television and niche online marketing of CellerateRX in the United States.  TV Goods Holding Corp will produce and air the infomercials in cooperation with KOMED.  Also, WCI signed a distribution agreement with Healing Innovations of Belize to facilitate the sale of CellerateRX® in Central America. Similar initiatives are in development to service South America, Mexico, Israel, the Philippines and other international markets.

In addition, the Company has broadened its biotech product portfolio with the acquisition of Resorbable Orthopedic Products, LLC in September 2009.  In February 2010, the company extended its healthcare industry footprint with the acquisition of eHealth, a provider of secure health data and messaging alert solutions that provide a collaboration platform between health providers, healthcare insurers, ancillary service providers and patients.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has not materially changed its significant accounting policies.

Results of Operations and Financial Condition

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

Revenues.  The Company generated revenues for the three months ended June 30, 2010 of $114,977 compared to revenues of $73,725 for the three months ended June 30, 2009, or a 56% increase in revenues.  Revenues increased in 2010 as a result of the addition of a sales and marketing team to increase the awareness of the product in domestic and international markets.

Cost of revenues. Costs of revenues for the three months ended June 30, 2010 were $28,419 compared to costs of revenues of $134,278 for the three months ended June 30, 2009, or a 79% decrease in costs of revenues.  The decrease is a result of payments to the patent holder of CellerateRX in 2009, which were not incurred in 2010, as part of the advance royalties paid/owed to the CellerateRX founder under the exclusive license agreement.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2010 were $587,534 compared to G&A expenses of $187,042 for the three months ended June 30, 2009, or a 214% increase in G&A expenses.  The increase in expenses is primarily due to an increase in consulting fees paid between 2009 and 2010.

Interest Income.   Interest income was $43,633 for the three months ended June 30, 2010, compared to $0 for the three months ended June 30, 2009, or a 100% increase. The increase is due to the purchase of the $1.5 million note receivable from VHGI Holdings, Inc. in the first quarter of 2010.

Interest Expense.   Interest expense was $75,707 for the three months ended June 30, 2010, compared to approximately the same amount of $74,330 for the three months ended June 30, 2009.

Net loss. We had a net loss for the three months ended June 30, 2010 of $663,006 compared with a net loss of $323,911 for the three months ended June 30, 2009, or an increase in loss of 105%.   The increase in loss is due to increase in wage expense for the addition of a sales team and the increase in marketing efforts to increase product distribution.  Also, amortization expense for the intangible assets acquired in late 2009 is reflected in the 2010 results and this type of expense was not incurred in the six months of 2009.

All material changes in results of operations for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 are identified in the above analysis for the three month periods ended June 30, 2010 and 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $1,377,000 for the six months ended June 30, 2010 and approximately $605,000 for the six months ended June 30, 2009.

We will need to raise additional capital in fiscal year 2010 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2009 included a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors and by obtaining loans, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2010, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

Federal Payroll Tax Commitment

The Company is delinquent in the payment of 2005-2006 payroll tax liabilities to the Internal Revenue Service (“IRS”). As of June 30, 2010, unpaid payroll taxes total approximately $172,484 and related penalties and interest approximated $193,970 computed through June 30, 2010. These liabilities have been recorded as accrued liabilities and general and administrative expenses as of June 30, 2010.  A tax lien was filed against the Company in December 2009. The Company is attempting to settle this matter with the IRS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEEDINGS

Lawsuit – The Company is currently a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  During the second quarter of 2010, the lawsuit went to mediation and it was determined that the Company is not liable for any damages as a result of the settlement agreement.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the first six months of 2010.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

On May 14, 2010, the Company entered into a Subscription Agreement with an unrelated party (the “Investor”) to purchase 250,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock and a warrant to purchase one (1) share of the Company’s common stock (the “Warrants”), at a purchase price of $0.40 per Unit.  The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of common stock.  On May 20, 2010, the Company sold an additional 125,000 Units to an unrelated party.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration, including the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

Item 3. Defaults upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5. Other Information

Effective May 20, 2010, Dr. Philip J. Rubinfeld and Ms. Deborah Jenkins Hutchinson were appointed as two new members of the Company’s Board of Directors by unanimous consent of the current Board of Directors of the Company.

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

3.4
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock of Wound Management Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010.

4.1*	Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 with effective subject to shareholder approval on or before March 11, 2011.

10.1
Securities Purchase Agreement, dated as of March 3, 2010 by and among Wound Management Technologies, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 30, 2010).

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: August 16, 2010	By:	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer