Form 10-Q
period 2010-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2010-11-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

As of September 30, 2010 37,661,255 shares of the Issuer's $.001 par value common stock were issued and 37,657,166 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2010

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 (Unaudited) December 31, 2009 (Audited)

ASSETS	September 30, 2010	December 31, 2009

CURRENT ASSETS:
Cash	$37,753	$(4,363)
Accounts Receivable, net	80,896	30,003
Inventory, net	87,450	130,668
Notes Receivable - Related Party	506,947	-
Interest Receivable - Related Party	38,439	-
Total Current Assets	751,485	156,308

LONG-TERM ASSETS:
Property and Equipment, net	1,291	2,750
Intangible Assets - Patent, net	459,278	497,552
Intangible Assets - Marketing Contacts, net	3,769,035	4,083,120
Deferred Loan Costs	80,196	5,318
Prepaid and Other Assets	390,477	27,549
Note Receivable, including accrued interest	1,590,750	-
Total Long Term Assets	6,291,027	4,616,289

TOTAL ASSETS	$7,042,512	$4,772,597

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$455,458	$261,161
Royalties Payable	663,572	383,013
Deposits Held	20,000	-
Accrued Liabilities	371,542	391,972
Accrued Interest - Related parties	199,141	37,005
Accrued Interest	37,091	18,801
Notes Payable - Related Parties	2,096,696	712,272
Notes payable, net of discount	568,196	653,386
Total Current Liabilities	4,411,696	2,457,610

LONG-TERM LIABILITIES
Debentures, net of discount	343,393	-
TOTAL LIABILITIES	4,755,089	2,457,610

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding.	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding.	-	-
Common Stock: $0.001 par value; 100,000,000 shares authorized; 37,661,255 issued and 37,657,166 outstanding as of September 30, 2010 and 32,937,310 issued and 32,933,221 outstanding as of December 31, 2009	37,660	32,937
Additional Paid-in Capital	23,223,355	19,661,267
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(20,669,479)	(17,075,104)
Total Stockholders' Equity	2,287,423	2,314,987
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$7,042,512	$4,772,597

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
REVENUES:	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total Revenue	$111,652	$102,926	$292,609	$229,644

Cost of Revenue	296,641	98,122	345,455	511,875

Gross Profit	(184,989)	4,804	(52,846)	(282,231)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	631,041	239,680	1,606,421	648,310
Depreciation / Amortization	135,618	1,986	371,496	5,958
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(951,648)	(236,862)	(2,030,763)	(936,499)

OTHER INCOME (EXPENSES):
Loss on Settlement	(462,545)	-	(1,195,219)	-
Interest Income	47,610	5,100	116,364	6,194
Interest Expense	(318,696)	(27,082)	(484,757)	(139,075)

LOSS BEFORE INCOME TAXES	(1,685,279)	(258,844)	(3,594,375)	(1,069,380)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET LOSS	$(1,685,279)	$(258,844)	$(3,594,375)	$(1,069,380)

Basic and diluted loss per share of common stock:	$(0.05)	$(0.01)	$(0.10)	$(0.04)

Weighted average number of common shares outstanding	35,677,399	27,454,049	34,893,037	27,773,940

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(3,594,375)	$(1,069,380)
Depreciation and amortization	353,818	5,958
Deferred loan costs	(74,878)	101,563
Amortization of discounts	23,291	-
Stock paid for services and debt related costs	673,588	-
Loss on debt settlement	1,195,219	-
Non-cash expenses	22,019	68,000
(Increase) decrease in acquired subsidiary cash	-	300
(Increase) decrease in prepaid expenses	-	(7,540)
(Increase) decrease in accounts receivable	(50,893)	(8,043)
(Increase) decrease in inventory	43,218	(19,706)
(Increase) decrease in interest receivable - related party	(38,439)	-
(Increase) decrease in interest receivable	(90,750)	-
(Increase) decrease in prepaids and other assets	(172,587)	-
Increase (decrease) in royalties payable, including related accrued interest	280,559	31,082
Increase (decrease) in accounts payable, accrued liabilities and deposits held	23,956	101,947
Increase (decrease) in accrued payroll tax and penalties	(20,430)	15,375
Increase (decrease) in accrued interest payable - related parties	162,136	27,406
Increase (decrease) in accrued interest payable	18,290	-
Net cash flows used in operating activities	(1,246,258)	(753,038)

Cash flows from investing activities:
Cash paid in acquisitions	(100,000)	-
Purchase of intangible assets	-	(47,595)
Purchase of notes receivable - related party	(1,280,037)	-
Proceeds from notes receivable - related party	756,375	-
Net cash flows used in investing activities	(623,662)	(47,595)

Cash flows from financing activities:
Proceeds from notes payable - related parties	1,355,046	1,093,025
Payments on notes payable - related parties	(137,181)	(735,175)
Proceeds from notes payable	457,475	612,709
Payments on notes payable	(483,302)	(165,000)
Proceeds from Debentures	570,000	-
Proceeds from sale of stock	149,998	-
Net cash flows provided by financing activities	1,912,036	805,559

Increase (decrease) in cash	42,116	4,926

Cash and cash equivalents, beginning of period	(4,363)	1,142
Cash and cash equivalents, end of period	$37,753	$6,068

Cash paid during the period for:
Interest	$22,473	$7,500
Income taxes	-	-

Supplemental non-cash investing and financing activities:
700,000 shares of common stock issued with cash-less exercise of warrants	$-	$700
20,000 shares of common stock contributed to obtain note payable	$-	$68,000
Common stock issued for Intangible Assets - Patent	$-	$462,715
Common stock issued for Intangible Assets - Marketing Contacts	$-	$4,187,815
Market value of common stock issued for debt	$2,498,401	$-
Financing acquisition of note receivable and related debt	$400,000	$-
Deferred financing costs	$294,000	$152,291

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” the “Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2010 and unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2009 and December 31, 2008, included in the Company’s Annual Report on Form 10-K.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

Fair Value Measurements

As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable.   ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).   This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC Topic No. 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

There are no financial instruments existing at September 30, 2010 that are subject to fair value measurement.  Our intangible assets have been valued using this accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On a regular basis, management evaluates these estimates and assumptions.  Actual results could differ from those estimates.

NOTE 2 -- GOING CONCERN

The Company has current liabilities in excess of current assets. The Company has had limited operations and has not been able to develop an ongoing, reliable source of revenue to fund its existence.  The Company’s day-to-day expenses have been covered by proceeds obtained, and services paid for, by the issuance of stock and notes payable.  The adverse effect on the Company’s results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

a)
An asset was recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).  This receivable is reflected in the September 30, 2010 balance sheet as a long term asset and has been combined with the applicable accrued interest.

b)
A liability was recorded for the note payable obligation of $1,000,000, which includes accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction.  Subsequent to the purchase date, the Company negotiated payment of a portion of this debt with stock and the remaining balance owed as of September 30, 2010 of $393,093 is reported with other related party debt on the balance sheet as related party notes payable.   See Note 5 “Notes Payable – Related Parties” for additional information regarding this debt and see Note 8 “Stockholder’s Equity – Common Stock” for the terms of the payment of the debt with stock.

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

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Party

Funds are advanced to HEB based on the terms of an unsecured line of credit for $800,000 dated December 28, 2007 at 10% per annum with no maturity date.  At September 30, 2010, the amount advanced to HEB is $506,947 and the related accrued interest as of this date is $38,439.  See Note 5 “Notes Payable – Related Parties” for information of funds advanced from this same related party.

Notes Receivable

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013, with $90,750 interest accrued as of September 30, 2010.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from affiliates of Scott A. Haire,  the Company’s CEO.  Other stockholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of September 30, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Series of advances under two separate, unsecured lines of credit for $1 million each dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date; unused lines available at September 30, 2010 total $696,397. Accrued interest at September 30, 2010 is $129,331.	$1,303,603
Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of H.E.B., LLC	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at September 30, 2010 is $45,610.	393,093
VHGI Holdings, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at September 30, 2010 is $24,200.	400,000
TOTAL			$2,096,696

Notes Payable

In July 2009, the Company executed a discounted note to an unrelated party with a face amount of $615,000 and a funded amount of $550,000.  The discount of $65,000 was expensed over the term of the loan and deferred loan costs of $79,766 were amortized over the term of the loan. The note accrues interest at 18% per annum and was due in January 2010, but was subsequently extended to August 31, 2010.  In August 2010, 250,000 shares of the Company’s stock were issued to the lender to extend the due date of the loan to December 31, 2010.  The fair value of these shares on the date of issuance was $175,000 and this amount has been recorded as interest expense as of that date.  As of September 30, 2010, the note balance is $186,698 and the amount of accrued interest is $8,194.

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

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010 and March 9, 2010 the Company executed two additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000 and $30,000, respectively.    The total discount amount related to the notes is $7,500 and this amount is being amortized over the term of the loans.  The unamortized discount balance at September 30, 2010 is $1,003. For the nine months ended September 30, 2010, $67,500 of the principal balance owed to this lender has been settled with the issuance of 284,152 shares of common stock of the Company in accordance with the provisions of the Securities Purchase Agreement executed with the convertible promissory notes.   The debt was reduced at various discount rates calculated according to the applicable note agreement ranging from $.21 to $.29 and a total loss on settlement has been recognized for $73,410 related to these issuances. The loss on each issuance was calculated based on the difference between the discount rate and the closing price of the stock on the date of issuance.  As of September 30, 2010, the balance owed to this lender is $32,500 and the amount of accrued interest is $4,793.

On April 4, 2010 the Company executed a promissory note in the amount of $100,000 to an unrelated party. The principal and accrued interest, at 10% per annum, is due October 30, 2010.  A second promissory note was executed by the Company to the same unrelated party for $100,000 on June 11, 2010 and this note was due August 31, 2010.  In August 2010, the Company issued a total of 100,000 shares of common stock to this lender in exchange for an extension of each note until December 31, 2010.  The market value of these shares on the date of issuance was $53,000 and this amount has been recorded as interest expense.  As of September 30, 2010, the note balance is $200,000 and the amount of accrued interest is $8,056.

On August 30, 2010, the Company executed two promissory notes in the amount of $75,000 each to two different unrelated parties and the notes were structured with the same identical terms, which are as follows for each note:  (i) interest rate of 12% (ii) maturity date of October 12, 2010 (iii) discount amount of $1,262.50 (iv) origination fee of 156,250 restricted shares of common stock (v) collateral of 200,000 free trading shares of the Company’s common stock to be held in escrow.  The total discount amount of $2,525 on both notes and the market value of the stock issued for the origination fee for both notes ($206,250) have been expensed in the current period based on the short term nature of the notes.  The 400,000 total shares to be held in escrow for collateral have been provided by a shareholder on behalf of the Company.  The due date for the two promissory notes has been extended to November 30, 2010 and the balance owed on these two notes as of September 30, 2010 is $150,000 total.  Accrued interest on the two notes as of September 30, 2010 is $1,600 total.

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

In the second quarter of 2010, the Company issued Debentures in the aggregate principal amount of $495,000 and additional issuances were made in the third quarter for $75,000.  In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $244,286 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt, and the unamortized balance at September 30, 2010 is $226,607.  The total amount of debentures issued as of September 30, 2010 is $570,000 and the debt balance net of the discount is $343,393.  In addition, debt issuance costs of $86,600 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at September 30, 2010 is $80,196.  The debentures have a three (3) year life from the date of issuance.  Interest expense on the debentures has been accrued at 6% per annum and the accrued interest recorded for the nine months ending September 30, 2010 is $14,448.

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

Prior to the Merger Agreement, BioPharma entered into a 50% joint venture with A&Z Pharmaceutical, LLC (“A&Z”) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately held wholesale distributor of pharmaceuticals formed in 1997.  A&Z’s customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East.The operations of Pharma Tech to date have been minimal.

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

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805.  The financial statements of BioPharma have been consolidated with those of the Company and an intangible asset was recorded in the amount of $4,187,815 or approximately $.93 per common share issued on the date of acquisition.  The value of the intangible asset  assigned to the marketing contacts recorded by the Company is based on Level 3 input to our valuation methodology, which consists of models with significant unobservable market parameters.  We utilized a discounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset is ten (10) years based on the automatic renewable five (5) year term of the  Distribution Agreement.  Nine months of amortization of the asset has been recorded for the period ended September 30, 2010 which is $314,085.  The amount amortized for the year ended December 31, 2009 was $104,695 resulting in accumulated amortization of $418,780 and $104,695 at September 30, 2010 and December 31, 2009, respectively.

Resorbable Orthopedic Products, LLC

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 restricted shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten (10) year useful life.  Amortization of the asset recorded was $38,274 for the nine months ended September 30, 2010  and $12,758 for the year ended December 31, 2009, resulting in accumulated amortization of $51,032 and $12,758 at September 30, 2010 and December 31, 2009, respectively.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Inventory Contract – In September 2010, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $390,477 of product and a deposit amount of $172,587 was paid in cash at the time of the order with the remaining balance due at the time the product is delivered.  The total purchase amount has been recorded as an asset in the “Prepaid and Other Assets” account at September 30, 2010 based on the contractual obligation of the parties.

Deposits Held -- A sales order for CellerateRX gel was received by WCI on September 30, 2010 for approximately $316,000 that will be fulfilled during the fourth quarter of 2010.   A deposit in the amount of $20,000 was received from the customer on this order and this amount has been recorded as a liability in the “Deposits Held” account as of September 30, 2010.

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

Common Stock

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At September 30, 2010 there are 37,661,255 shares issued and 37,657,166 shares outstanding.  At December 31, 2009, there were 32,937,310 shares issued and 32,933,221 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock as of September 30, 2010 and December 31, 2009.

Stock issued for debt -- During the three month period ending March 31, 2010, a portion of the debt ($772,133) owed to Commercial Holding AG, LLC (“CH”) was settled with the issuance of 1,715,850 shares of restricted common stock of the Company and CH is considered a related party.   The debt was reduced at a value of $.45 per share and a loss on settlement amount of $720,657 was calculated based on the difference between this value and the estimated fair value of the stock price of $.87.  A discount from the $1.45 closing price of the stock on the date of issuance to $.87 was considered appropriate given the thinly traded market for the stock and the large number of shares being issued.  In addition, the stock was restricted as to trading under Rule 144.

During the three month period ending June 30, 2010, a portion of the convertible debt ($7,500) owed to an unrelated party was settled with the issuance of 26,023 shares of unrestricted common stock of the Company, as mentioned in Note 5 “Notes Payable,” resulting in a loss on settlement of $12,017.

During the three month period ending September 30, 2010, a portion of the debt ($466,613) owed to related parties was settled with the issuance of 1,352,500 shares of restricted common stock of the Company.   The debt was reduced at a value of $.345 per share and a loss on settlement amount of $398,088 was calculated based on the difference between this value and the market value of the stock using the closing stock price on date of issuance, which varied from of $.53 to $.66.  In addition, during this same period, a portion of the debt ($60,000) owed to an unrelated party was settled with the issuance of 258,129 shares of unrestricted common stock, as mentioned in Note 5 “Notes Payable,” resulting in a loss on settlement of $64,457.

Stock issued for debt related costs – During the three month period ending June 30, 2010, the company issued 196,844 shares of common stock for $148,232 in placement fees on debenture issued.

During the three month period ending September 30, 2010, the company issued common stock in the following amounts for the specified debt related costs:

Shares	Amount	Description of cost

312,500	$206,250	origination fees on new debt

357,484	229,800	interest expense on debt to an unrelated party

34,615	16,731	placement fees on debenture issuances

Stock issued for subscription agreements – During the three month period ended June 30, 2010, the Company entered into Subscription Agreements with unrelated parties (the “Investors”) to purchase 375,000 Units (“Units”) at a purchase price of $150,000  ($.40 per Unit).  Each Unit consisted of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock (the “Warrants”). The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of Common Stock.

Stock issued for services – During the three month period ending March 31, 2010, the company issued 95,000 shares of common stock for payment of services valued at $70,050.

Warrants Outstanding

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

NOTE 9- SUBSEQUENT EVENTS

In October 2010, the Company made principal payments in the amount of $100,000 on promissory notes with unrelated parties.

On November 1, 2010, the Company executed two promissory notes in the amount of $100,000 each to unrelated parties.  The principal and accrued interest on these promissory notes, at 10% per annum, is due February 28, 2011.

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

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this filing and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of September 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

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

With evidence based clinical studies in place, the Company is now focused on sales and marketing channel expansion.  A new direct sales representative team has been put in place as well as sales and marketing executives to direct their focus. International expansion continues with distribution agreements established for Italy, the Middle East, South Africa, the Bahamas, and five Central American countries. In addition, we have two direct marketing partnerships formed for expanding retail sales through TV and Internet.  We are experiencing growing brand recognition in the medical community as a result and the Company received the highest number of sales orders in the history of the Company during this past quarter.  On September 30, 2010, we received one order for over $300,000 and this order will ship in the fourth quarter of 2010.

The Company has broadened its biotech product portfolio with the acquisition of a patent for resorbable bone wax and bone void filler products and the Company anticipates these products being cleared by the FDA and ready for marketing in the first quarter of 2011.  The plans for these products include synergistic selling with the established CellerateRX customer base and discussions are in process with a potential distribution partner.

 In February 2010, the Company extended its healthcare industry footprint with the acquisition of Secure eHealth, a provider of secure health data and messaging alert solutions that provide a collaboration platform between health providers, healthcare insurers, ancillary service providers and patients.   The suite of products is HIPAA/HITECH compliant and cross platform compatible, including handheld devices for complete mobility. Secure eHealth also exclusively licenses patented technology to the healthcare industry for secure alerting and messaging.

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

Results of Operations and Financial Condition

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

Revenues.  The Company generated revenues for the three months ended September 30, 2010 of $111,652 compared to revenues of $102,926 for the three months ended September 30, 2009, or an 8% increase in revenues.  Revenues increased in 2010 as a result of the addition of a sales and marketing team to increase the awareness of the product in domestic and international markets.

Cost of revenues. Cost of revenue for the three months ended September 30, 2010 was $296,641 compared to cost of revenue of $98,122 for the three months ended September 30, 2009, or a 202% increase in cost of revenue.  The increase is a result of the minimum annual royalty payments due to the patent holder of CellerateRX in 2010, which were not incurred until fourth quarter 2009 under the terms of the exclusive license agreement.   The advance royalty payment amount was required to be paid prior to the start of the minimum royalty payment provision.

General and administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2010 were $631,041 compared to G&A expenses of $239,680 for the three months ended September 30, 2009, or a 163% increase in G&A expenses.  The increase in expenses is due to (a) an increase in  wage related expenses in 2010 for the addition of the new sales staff and (b) an increase in debt related costs on short term borrowing that were expensed when incurred (approximately $206,000 in origination fees on new debt and these fees were paid with stock).

Interest Income.   Interest income was $47,610 for the three months ended September 30, 2010, compared to $5,100 for the three months ended September 30, 2009, or an 834% increase. The increase is due to the purchase of the $1.5 million note receivable from VHGI Holdings, Inc. in the first quarter of 2010.

Interest Expense.   Interest expense was $318,696 for the three months ended September 30, 2010, compared to $27,082 for the three months ended September 30, 2009, or an increase of 1077%. In addition to adding more debt in 2010, which was not on the balance sheet in 2009, the Company also issued stock in exchange for extensions on due dates on debt and this cost has been recorded as additional interest expense.

Net loss. We had a net loss for the three months ended September 30, 2010 of $1,685,279 compared with a net loss of $258,844 for the three months ended September 30, 2009, or an increase in loss of 551%.   The increase in loss is due to increase in expenses related to (i) the addition of a sales team (ii) minimum annual royalty and (iii) amortization expense for the intangible assets acquired in late 2009 which was not incurred in the first nine months of 2009.

All material changes in financial condition and results of operations for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 are identified in the above analysis for the three month periods ended September 30, 2010 and 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $1,912,036 for the nine months ended September 30, 2010 and $805,559 for the nine months ended September 30, 2009.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2010, there were no other changes to our critical accounting policies, as a result of recent accounting pronouncements, as identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

Federal Payroll Tax Commitment

The Company is delinquent in the payment of 2005-2006 payroll tax liabilities to the Internal Revenue Service (“IRS”). As of September 30, 2010, unpaid payroll taxes total approximately $172,484 and related penalties and interest approximated $199,058 computed through September 30, 2010. These liabilities have been recorded as accrued liabilities and interest expense as of September 30, 2010.  A tax lien was filed against the Company in December 2009. The Company is attempting to settle this matter with the IRS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

None.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the first nine months of 2010.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

On May 14, 2010, the Company entered into a Subscription Agreement with a related party (the “Investor”) to purchase 250,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock and a warrant to purchase one (1) share of the Company’s common stock (the “Warrants”), at a purchase price of $.40 per Unit.  The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of common stock.  The investor became a new board member of the Company Board of Directors effective May 20, 2010.  On May 20, 2010, the Company sold an additional 125,000 Units to an unrelated party.

As further described in the notes accompanying the financial statements filed herewith:

In March 2010, the Company issued a total of 1,715,850 shares of common stock as consideration for the forgiveness of debt to a related party in the amount of $772,133.

In September 2010, the Company issued a total of 1,352,500 shares of common stock as consideration for the forgiveness of debt to a related party in the amount of $466,613.

In June 2010, the Company issued a total of 196,844 shares of common stock to unrelated third parties as payment of a total of $148,232 in placement fees owed in connection with the issuance of debentures.

In September 2010, the Company issued a total of 34,615 shares of common stock to unrelated third parties as payment of a total of $16,731 in placement fees owed in connection with the issuance of debentures.

In August, 100,000 shares of the Company’s stock were issued to an unrelated third-party lender in consideration of the extension—from August 31, 2010 to December 31, 2010—of the due date of a $100,000 loan made by the lender to the Company.  This issuance was recorded as $53,000 in interest expense.

In August 2010, 250,000 shares of the Company’s stock were issued to an unrelated third-party lender in consideration of the extension—from August 31, 2010 to December 31, 2010—of the due date of a $615,000 loan made by the lender to the Company.  This issuance was recorded as $175,000 in interest expense.

In August 2010, the Company issued a total of 7,484 shares of common stock to an unrelated third party lender as payment of a total of $1,800 in interest expense owed on debt.  During the nine months ended September 30, 2010, 284,152 shares of common stock were issued to the same lender for convertible debt in the amount of $67,500.

In August 2010, in connection with the issuance by the Company of two promissory notes, in the amount of $75,000 each, to two different unrelated third parties, the Company issued a total of 312,500 shares of common stock as payment of $206,250 in origination fees for the notes.

In March 2010, the Company issued 95,000 shares of common stock for payment of consulting services valued at $70,050.

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

None.

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

4.1	Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 with effective subject to shareholder approval on or before March 11, 2011.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: November 15, 2010	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer