Form 10-K
period 2010-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2011-04-14
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
          ------------------------------------------------------
Commission File Number 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3100, Fort Worth Texas 76102
(Address of principal executive offices)	(Zip Code)

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
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]  No [ X ]

As of March 31, 2011, 55,456,772 shares of the Issuer's $.001 par value common stock were issued and 55,452,683 shares were outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011 based on the $0.58 closing price as of such date was approximately $20,593,347.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2010

PART 1

ITEM 1.   BUSINESS

Background

Wound Management Technologies, Inc. (“WMT” or “the Company”) was organized on December 14, 2001, as a Texas corporation under the name MB Software Corporation.  In March, 2008, the Company changed its name to Wound Management Technologies, Inc.

Wound Care Innovations, LLC (“WCI”), a wholly-owned subsidiary of the Company, is a rapidly growing provider of the patented CellerateRX® product in the quickly expanding advanced wound care market, particularly with respect to diabetic wound applications.  As a result of aging populations and the increase of diabetes around the globe, treatment of wounds in diabetic patients is one of the most serious issues faced in healthcare today.

Product, Patent, License and Royalty Agreement

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form.  Manufacturing of our products is conducted by Applied Nutritionals, LLC (“Applied Nutritionals”), which owns the CellerateRX trademark.  WMT has incurred no research and development costs during the last two fiscal years.  Warehousing, shipping, and physical inventory management are outsourced to Pac-Source, LLC of Rochester, NY.

Effective November 28, 2007, we entered into separate exclusive license agreements with both Applied Nutritionals and its founder George Petito, pursuant to which WCI obtained the exclusive worldwide license to certain patented technologies and processes related to CellerateRX.  WCI had been marketing and selling CellerateRX during the previous four years under the terms of a distribution agreement with Applied Nutritionals that was terminated in 2005.  The new licenses are limited to the human health care market for external wound care, and include any new product developments based on the licensed patent and processes.  The term of these licenses extends through the life of the licensed patent which expires in 2018.

In consideration for the licenses, WCI agreed to pay Applied Nutritionals and Mr. Petito the following royalties, beginning January 3, 2008 (amounts listed are the aggregate of amounts paid/owed to Applied Nutritionals and Mr. Petito): (a) an advance royalty of $100,000 in the aggregate; (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000, in the aggregate, on January 3, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty.

Product marketing, sales and distribution

CellerateRX is currently approved for reimbursement under Medicare Part B.  The diabetic care and long term care markets, as well as the professional medical markets, are a major focus due to the prevalence of diabetic and pressure ulcers. We believe that these products are unique in composition, applicability, and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

In order to best market the CellerateRX products to physicians and health care providers, we developed our sales channel plan and engaged sales and marketing executives in April 2010.  With new direct sales representatives in Texas and Florida, we have experienced growing brand recognition in the medical community.  In addition, there are initiatives in place with direct marketing partners for retail sales thru TV and the Internet.

There are eleven employees of the Company and its subsidiaries and all are full-time.  Four full-time employees of H.E.B., LLC spend a portion of their time providing accounting and administrative services to the Company and these employees are located at the WMT office in Fort Worth, Texas.  Mr. Scott A. Haire, the Company Chairman and Chief Executive Officer (“CEO”), is the managing member of H.E.B., LLC (see “Item 13. Certain Relationships and Related Transactions and Director Independence” for a description of this relationship and how the Company is billed for these services).

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

new products, markets and services

In September 2009 the Company acquired a patent from Resorbable Orthopedics, LLC, for a resorbable bone wax and delivery system for orthopedic bone void fillers (see “Acquisitions” below).  The orthopedic biomaterials products are complementary to the already existing CellerateRX products.  The patents offer innovative, safe and effective resorbable orthopedic products.  The bone wax and delivery system address issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing.  The resorbable orthopedic products covered by the patent are (a) a resorbable orthopedic hemostat (resorbable bone wax) used to stop blood flow, (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers), and (c) the formula as a delivery system for bone growth factors.  The Company currently anticipates introducing these products to the marketplace in 2011.

In October 2009, WCI launched the Cifra™ healthcare platform to securely exchange and store information for ongoing evidence based case studies regarding CellerateRX and other products used to manage wound care.  Cifra is a secure communication and storage software platform developed by DRM Security, LLC and licensed to Secure eHealth, LLC (“eHealth”), which the Company purchased in February 2010.  (See “Acquisitions” below for a description of this transaction).  eHealth is a wholly-owned subsidiary of the Company and is a secure messaging and data delivery solutions provider for both the public and private healthcare sectors. eHealth’s mission is to encourage collaborative healthcare communication delivery by creating platforms where healthcare practitioners, ancillary providers, medical facilities and patients can freely share information safely and securely.  Also of importance is the solution’s ability to provide both secure storage and backup.  This outstanding level of security means that participants can collaborate while maintaining stringent HIPAA-mandated compliance and patient confidentiality.

Acquisitions

On February 1, 2010, the Company entered into a purchase agreement (the “VHGI Purchase Agreement”) with VHGI Holdings, Inc., formerly VirtualHealth Technologies, Inc., a Delaware corporation (“VHGI”), and VPS Holdings, LLC, a Kentucky limited liability company and subsidiary of VHGI (“VPS”), to purchase certain healthcare assets of such entities. The total purchase price was $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000.  Amounts recorded by the Company as a result of this transaction were the following:

a)	An asset was recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).
b)	A liability was recorded for the note payable obligation of $1,000,000, which includes accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction
c)
No value was assigned to the other assets included in the transaction, which were fully amortized intangibles, and no value was included in the purchase price paid.  These intangibles include intellectual property related to the “Veriscrip” prescription drug monitoring technology owned by VPS and the System Tray Notifier license owned by eHealth.  WMT also purchased VHGI’s 100% membership interest in eHealth.

Scott A. Haire, the Company's CEO and Chairman, also serves as the CEO, Chief Financial Officer (“CFO”), and a director of VHGI.  Based on shares currently outstanding as of December 31, 2010, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 28% of the outstanding common stock of VHGI.

In September 2009 the Company acquired BioPharma Management Technologies, Inc. to market, distribute and sell the Company’s wound care products in the Middle East through Pharma Tech International, LLC (“Pharma Tech”) a joint venture between BioPharma Management Technologies, Inc. and A&Z Pharmaceutical.  On September 1, 2009, Pharma Tech and WCI entered into a Distribution Agreement (the “Distribution Agreement”) that requires Pharma Tech to sell a minimum of $500,000 of CellerateRX products in the first year of the five-year agreement in order to maintain exclusive rights to sell the products.  This minimum sales amount was not obtained in the first year and it was determined that a two year timeframe is needed to introduce new healthcare products into this region.  Although other distributors are now able to sell the product, the sales pipeline already developed in year one is expected to produce the minimum sales amount in 2011.  The Distribution Agreement covers 20 countries throughout the Middle East and Northern Africa.  The most recent statistics on diabetes in the Middle East show that in some countries, such as the United Arab Emirates and Saudi Arabia, the rate of diabetes approaches 20% of the population.

Other international distribution agreements are in place for South Africa, the Bahamas and Central America with negotiations in process for Europe, South America, India, Israel, the Philippines and the Dominican Republic.  With the worldwide wound care marketplace expected to double by the year 2013, we are positioning ourselves to respond to the global demand for cost-effective, efficient resources for treatment of acute and chronic wounds.

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

We expect to incur losses in the future and may not achieve or maintain profitability

We have incurred net losses since we began our current operations in 2004 (see “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We expect to make significant investments in our sales and marketing programs resulting in a substantial increase in our operating expenses.  Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future.  We may not be able to generate sufficient revenue from sales of our products to become profitable.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.  In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability.  We cannot predict when we will operate profitably, if at all.  If we fail to achieve or maintain profitability, our stock price may decline.

We have a limited operating history with which you can evaluate our current business model and prospects

We acquired WCI in August of 2004, and we have not been profitable to date.  Although we have seen our sales increase since the acquisition, we cannot predict if or when we may become profitable.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability.  Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Product liability exposure

Although we have contractual indemnity from the manufacturer of CellerateRX for liability claims related to the products, there is risk of exposure in the event that the use of any other product we sell in the future results in injury.  We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or marketing the products we sell.  In any event, such indemnification, if obtained, would be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party.  In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial condition.

Federal regulations and changes in reimbursement policies

Healthcare services are heavily reliant upon health insurance reimbursement.  Although many current insurance plans place much of the financial risk on providers of care (allowing them to choose whatever products/therapies are most cost effective) under prospective payment structures, much of our business is related to Medicare-eligible populations.  Although our products are currently eligible for reimbursement under Medicare Part B, adjustments to our reimbursement amounts or a change in Medicare’s reimbursement policies could have an adverse effect on our ability to pursue market opportunities.

If we cannot meet our future capital requirements, our business will suffer

We will need additional financing to continue operating our business.  We need to raise additional funds in the future through public or private debt or equity financings in order to:

➢	fund operating losses;
➢	increase sales and marketing to address the market for wound care products;
➢	take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;
➢	hire, train and retain employees;
➢	develop new products; and/or
➢	respond to economic and competitive pressures.
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

Our operating results may fluctuate

We are an emerging company.  As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the Company reaches critical mass and the market becomes more stable.  These fluctuations are due to a variety of factors, some of which are outside of our control, including:

➢	the fact that we are a relatively young company;
➢	our ability to attract new customers and retain existing customers;
➢	the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;
➢	the amount and timing of operating expense relating to the expansion of our business and operations;
➢	the development of new wound care products or product enhancements by us or our competitors;
➢
actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our financial statements; and

➢	how well we execute our strategy and operating plans.

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

Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

➢	in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products; and
➢	some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions.

Our proprietary rights may prove difficult to enforce

We rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products.  Our exclusive license agreement for our collagen based CellerateRX products specifically limits our exclusive rights to the worldwide human healthcare market and specifically excludes the veterinary, nutritional and injectibles markets.  There can be no assurance that our other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will in fact provide competitive advantages to us.  In addition, the laws of some foreign countries may not protect our proprietary rights as well as the laws of the United States.  The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States.  If we are unable to protect our proprietary rights (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products necessary to be successful.

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

A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control

Our officers and board members own or control a large percentage of our common stock (See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).  As a result, our management could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.   This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders.  For example, our officers and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.  In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our Articles and Bylaws may delay or prevent a potential takeover of us

Our Articles of Incorporation, as amended, and Bylaws, as amended, contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, even if the takeover is in the best interest of our shareholders.  The Bylaws limit when shareholders may call a special meeting of shareholders.  The Articles also allow the Board of Directors to fill vacancies, including newly created directorships.

volatility of our stock price

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

Liquidity of our Common Stock

Although there is a public market for our common stock, trading volume has been historically low, which could impact the stock price and the ability to sell shares of our common stock. We can give no assurance that an active and liquid public market for the shares of the common stock will continue in the future.    In addition, future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital.  Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates.  The price of our common stock could also drop as a result of the exercise of options for common stock or the perception that such sales or exercise of options could occur.  These factors also could have a negative impact on the liquidity of our common stock and our ability to raise funds through future stock offerings.

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

“Penny Stock” Limitations

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are likely not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about (a) the risks of investing in penny stock in both public offerings and in secondary trading; (b) commissions payable to both the broker–dealer and the registered representative; (c) current quotations for the securities; and (d) the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker–dealers may not wish to engage in the above-referenced required paperwork and disclosures.  In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market.  These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office is located at 777 Main Street, Suite 3100, Fort Worth, TX 76102.  In addition, WCI maintains an office at 790 E Broward Blvd, Suite 400, Fort Lauderdale, FL 33301.  The lease for both office spaces is maintained by HEB.  (See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for additional information on the reimbursement to HEB for rent expense by the Company and WCI).

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on OTCQB under the trading symbol “WNDM.”  OTCQB is one of three tiers established by OTC Markets Group, Inc., which operates one of the world’s largest electronic interdealer quotation systems for broker-dealers to trade securities not listed on a national exchange.  The following table sets forth the high and low sales price information of the Company’s common stock for the quarterly periods indicated as reported by NASDAQ.

YEAR	QUARTER ENDING	HIGH	LOW

2010	March 31, 2010	$2.10	$0.60
	June 30, 2010	$0.95	$0.48
	September 30, 2010	$0.75	$0.385
	December 31, 2010	$0.51	$0.33
2009	March 31, 2009	$4.35	$3.05
	June 30, 2009	$3.25	$2.60
	September 30, 2009	$3.25	$2.30
	December 31, 2009	$2.35	$1.80

Record Holders

As of December 31, 2010, there were 2,078 shareholders of record holding 41,316,930 shares of common stock issued, of which a total of 4,089 shares are held as treasury stock.  As of December 31, 2010 there were 41,312,841 shares of common stock outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2010 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

In October 2010, the Company issued 195,786 shares of common stock for payment of consulting services valued at $77,688.

In October 2010, the Company issued a total of 235,532 shares of common stock as consideration for the forgiveness of debt and accrued interest to unrelated parties in the amount of $53,500.

In October 2010, 234,374 shares of the Company’s stock were issued to an unrelated third-party lender for interest due on a loan and for the extension of the due date of the loan made by the lender to the Company.  This issuance was recorded as $82,031 in interest expense.

In November 2010, the Company issued a total of 36,026 shares of common stock as consideration for the forgiveness of debt to an unrelated party in the amount of $6,200.

In December 2010, the Company issued a total of 71,429 shares of common stock to unrelated third parties as payment of a total of $26,714 in placement fees owed in connection with the issuance of debentures.

In December 2010, the Company issued a total of 365,000 shares of common stock as consideration for the forgiveness of debt to unrelated parties in the amount of $91,250.  In addition, the Company issued a total of 1,346,928 shares of common stock as consideration for the forgiveness of debt to related parties in the amount of $334,688.

In December 2010, the Company issued 255,000 shares of common stock for payment of consulting services valued at $89,250.

In December 2010, the Company issued a total of 160,000 shares of common stock as consideration to a lender for an origination fee on a promissory note.   The market value of the shares on the date of issuance was $56,000 and this amount was expensed at the time the loan was executed due to the short term nature of the note.

During the fourth quarter of 2010, the Company entered into various Subscription Agreements with unrelated parties (the “Investors”) to purchase 755,600 Units at a purchase price of $.25 per Unit (“Units”), with each Unit consisting of:   (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock (the “Warrants”).   One-half of the Warrants have an exercise price of $1.00 per share of common stock and one-half of the Warrants have an exercise price of $.50 per share of common stock.  The Warrants may be exercised at any time over a three-year period.

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

2010 Omnibus Long-Term Incentive Plan

On March 12, 2010, the Company adopted, subject to shareholder approval, the 2010 Omnibus Long-Term Incentive Plan (the “Plan”) to offer competitive long-term incentive compensation opportunities as well as to align the interests of the participants with those of the Company’s shareholders.  Under the Plan, stock options, stock appreciation rights, restricted shares, and performance shares were to be awarded at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company.   In order for the Plan to become effective, shareholder approval had to be obtained on or before March 11, 2011.  As of the date of this filing, a shareholder meeting has not been held and the approval will not be obtained in order for the plan to become effective on March 11, 2011.  Any awards made prior to the effective date are terminated.

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

Organizational overview

Our current focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC (“WCI”), which brings a unique mix of products, procedures and expertise to the wound care arena.  The patented collagen fragments (CRX) of CellerateRX are a fraction of the size of the native collagen molecules and particles found in other products, uniquely delivering the benefits of collagen to the body immediately.

Having completed evidence-based studies, the Company developed its sales channel plan and engaged sales and marketing executives in April 2010.  Opportunities for growth have been created with emphasis on the following areas:

•	Brand recognition in the medical community
•	Direct sales representative teams in Florida and Texas
•	Direct marketing partners in TV and the Internet for retail customers
•
International distribution agreements in Europe, the Middle East, South Africa, the Bahamas, and Central America.  Negotiations in process for South America, India, Israel, the Philippines, and the Dominican Republic.

In September 2009, the Company acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  The Company plans to have the new products cleared by the FDA and brought to market in 2011 with synergistic selling using the existing distribution channels for CellerateRX.

In February 2010, the Company acquired secure data and messaging provider Secure eHealth, LLC (“eHealth”), which has a complete suite of scalable products for secure intelligent healthcare communication, collaboration, storage and transport.  These products are HIPAA-compliant and provide underlying security mechanisms for healthcare entities to collaborate in a secure environment.

In the fourth quarter of 2010, the Company experienced record sales as a result of the third quarter producing the highest number of product orders in the Company’s history.  WCI continues to execute on its growth strategy, which is highlighted by its expansion into international markets as well as in the government sector through sales agreements with Veterans Health Administration facilities in Texas and Florida.

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

Results of Operations

Comparison of Year ended December 31, 2010 Compared to Year ended December 31, 2009

Revenues.  The Company generated revenues for the year ended December 31, 2010 of $910,420 compared to revenues of $288,021 for the year ended December 31, 2009, or  a 216% increase in revenues.  The increase in revenues is a result of concentrated efforts to expand the awareness of the product in the medical community and to increase the distribution channels for the product by the addition of a sales team to the Company in 2010, which was not in place in 2009.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2010 were $538,273 compared to cost of goods sold of $622,685 for the year ended December 31, 2009, or a 14% decrease in cost of goods sold.  The decrease in costs was due to the advance royalty payment of $400,000 due in 2009 per the CellerateRX license agreement.  This was a one-time payment which was not incurred in 2010.

General and administrative expenses. (“G&A"). G&A expenses for the year ended December 31, 2010 were $2,932,289 compared to G&A expenses of $1,052,877 for the year ended December 31, 2009, or a 179% increase in G&A expenses.  The increase in expenses is primarily due to an increase in debt-related costs and labor costs for the sales team paid in 2010, which were not paid in 2009.

Loss on Debt Settlement.   Loss on settlement was $1,421,336 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009, or an increase of 100%.  This expense resulted in 2010 when stock was issued to settle debt which did not occur in 2009.

Warrant Expense.  The Company modified the terms of 500,000 outstanding warrants resulting in an expense of $1,044,000 for the year ended December 31, 2009.

Interest Income.   Interest income was $157,724 for the year ended December 31, 2010 compared to $12,825 for the year ended December 31, 2009, or an increase of 1,130%.  The increase was primarily due to the purchase of the $1,500,000 note receivable in February 2010, which generated approximately $125,000 in interest income for 2010, which we did not receive in 2009.

Interest Expense.   Interest expense was $801,778 for the year ended December 31, 2010 compared to $473,278 for the year ended December 31, 2009, or an increase of  69%.  Interest expense for 2010 increased due to new debt incurred in 2010 to fund expansion, including the cost of adding a sales team, compared to 2009.

Net loss. We had a net loss for the year ended December 31, 2010, of $5,135,491 compared with a net loss of $3,016,752 for the year ended December 31, 2009, or an increase in loss of 70%.  The increase in loss is primarily due to the increase in debt related costs, labor costs and the non-cash loss on settlement of converted debt.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $1.8 million for the year ended December 31, 2010 and approximately $1.3 million for the year ended December 31, 2009.

We will need to raise additional capital in fiscal year 2011 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2010, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreement

Pursuant to the agreement with the CellerateRX founder, George Petito, the Company is obligated to pay royalties to Petito and Applied Nutritionals, as described in “Item 1. Product, Patent, License and Royalty Agreement.”  At December 31, 2010 the amount of royalties due but unpaid was $428,238 and $375,000 was paid subsequent to December 31, 2010.

Inventory Contract

In September 2010, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $390,477 of product and $283,327 has been paid on the order, with the remaining balance of $107,150 due at the time the product is delivered.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 and as of the date of this filing.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the directors and executive officers of the Company:

			Year First
Name	Age	Position	Elected

Scott A. Haire	46	Chairman and
		Chief Executive Officer	1993

Gilbert A. Valdez	67	Director	1996

Araldo A. Cossutta	86	Director	1994

Steven W. Evans	60	Director	1994

Robert E. Gross	66	Director	1994

Thomas J. Kirchhofer	70	Director	1994

Dr. Philip J. Rubinfeld	55	Director	2010

Deborah Jenkins Hutchinson	52	Director and President	2010

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.  Directors of the Company are elected on an annual basis.  Effective January 12, 2010, Ms. Deborah Jenkins Hutchinson was appointed as the Company’s President and did not serve in any capacity as an executive officer or director of the Company prior to that time. Effective May 20, 2010, Dr. Philip J. Rubinfeld and Ms. Hutchinson were appointed as two new members of the Company’s Board of Directors by unanimous consent of the current Board of Directors of the Company.

Scott A. Haire is Chairman of the Board and Chief Executive Officer of the Company. He was employed by the Company beginning in 1992 and served as President of the Company from 1993 until January 12, 2010.  Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.  Mr. Haire also currently serves as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI Holdings, Inc.

Gilbert A. Valdez is past President and CEO of four major financial and healthcare corporations.  Most recently, he served as CEO of Hospital Billing and Collection Services, Inc., a $550 million healthcare receivables financing entity located in Wilmington, Delaware; Datix Corporation, an Atlanta-based corporate divestiture from Harris-Lanier; Medaphis Corporation, an interstate, multi-dimensional healthcare service agency based in Atlanta; and NEIC, a national consortium of 40 major insurance companies formed for development of electronic claim billing standards.  Mr. Valdez has 30 years of senior healthcare receivables financing experience.

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

Steven W. Evans is a Certified Public Accountant with Evans Miller Warriner & Company, PLLC, a certified public accounting firm which he established in 1976 in Barbourville, Kentucky. He is also a founder and active in the management of PTRL, which operates contract research laboratories located in Kentucky, California and Germany.  He is also a founder and active in the management of environmental, financial and hotel corporations in Kentucky and Tennessee.

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

Thomas J. Kirchhofer is President of Synergy Wellness Centers of Georgia, Inc.  He is past president of the Georgia Chiropractic Association.

Dr. Philip J. Rubinfeld has served as the Director of Anesthesiology and Pain Management at Surgery Center of Northwest Jersey, LLC since 2001, and he has served as Medical Director and Director of Anesthesiology at Specialty Surgical Center, LLC since 2007.  Dr. Rubinfeld has also worked in private practice specializing in pain management since 1996.

Deborah Jenkins Hutchinson has served as the Company’s President since January 12, 2010, and from 2005 until January 12, 2010, she served in various capacities, including most recently, President, of Virtual Technology Licensing, LLC, a subsidiary of HEB, the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors for Private Access, Inc. and VHGI Holdings, Inc.

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors.  The Board of Directors meets on an as needed basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors.  It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings.  The Board of Directors does not have a standing audit, compensation, nominating or governance committee and the entire Board of Directors performs the functions of such committees.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2010.

ITEM  11.  EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Scott A. Haire (a)	2010 2009	-0- -0-	- -	- -	- -	- -	- -	- -	-0- -0-
Deborah J. Hutchinson (b)	2010 2009	150,000 -0-	- -	- -	- -	- -	- -	- -	150,000 -0-
Cathy Bradshaw (c)	2010 2009	120,000 120,000	- -	- 25,000	- -	- -	- -	- -	120,000 145,000

NOTES TO SUMMARY COMPENSATION TABLE

(a)  Scott A. Haire serves as the Company’s Chief Executive Officer, but as a majority shareholder, has elected not to receive compensation for either of the last two fiscal years.

(b) Effective January 12, 2010, Ms. Hutchinson was appointed as the Company’s President and did not start receiving compensation from the Company until this time.

(c)  Cathy Bradshaw is the President of WCI and, because the primary focus of the Company has been concentrated within this subsidiary, her compensation has been included in this Executive Compensation disclosure.

Employment Agreements

None of our executive officers or employees listed above has an employment agreement with the Company or its subsidiaries and there are no verbal agreements with any of these executives or other employees regarding their employment or compensation.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010 the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 31, 2010 there were 41,316,930 shares of common stock issued and 41,312,841 shares of common stock outstanding, with 4,089 shares held as treasury stock.

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

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class

H.E.B., LLC(2)	9,553,798	(2)	24.98%
Applied Nutritionals(3)	900,000		(3)
1890 Bucknell Drive, Bethlehem, PA 18015
George Petito(3)	5,100,000	(3)	14.52%
1890 Bucknell Drive, Bethlehem, PA 18015
T Squared Investments, LLC(4)	2,354,226		5.70%
1325 Sixth Avenue, Floor 28, New York, NY 10019
MLH, LLC 525 W. Main St #240, Lexington KY 40507	2,254,298		5.46%

Officers and Directors:
Scott A. Haire (2)	767,214		(2)
Araldo A. Cossutta	6,109,234		14.79%
Dr. Philip J. Rubinfeld (5)	250,000		*
Steven W. Evans	15,000		*
Thomas J. Kirchhofer	-		*
Robert E. Gross	-		*
Gilbert A. Valdez	1,666		*
Deborah J. Hutchinson	250,000		*
All directors and executive officers as a group (8 persons)	16,946,912		41.02%

* less than 1%
1)	Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
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

4)
T Squared Investments, LLC currently holds warrants issued by the Company for 1,299,769 shares of Common Stock and a purchase option issued by H.E.B., LLC for 875,000 shares of our common stock currently held by H.E.B., LLC, and notes. The warrants and purchase option provide that T Squared Investments shall not be entitled to exercise the warrants or purchase option, or convert the notes into shares of Common Stock if such exercise or conversion would result in T Squared and its affiliates having beneficial ownership of more than 4.9% of the then outstanding number of shares of Common Stock on such date. As a result of this limitation, T Squared would not be able to exercise any warrants, or the purchase option, within 60 days.

5)
In May 2010, Dr. Rubinfeld entered into a Subscription Agreement with the Company to purchase 250,000 Units (“Units”), with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock (the “Warrants”), at a purchase price of $0.40 per Unit.  The Warrants may be exercised at any time over a three-year period and have an exercise price of $1.00 per share of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective August 20, 2004, we acquired Wound Care Innovations, LLC (“Wound Care”) through a merger of Wound Care with a newly formed Company subsidiary.  The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock.  These shares were issued to H.E.B., LLC, a Nevada limited liability company (“HEB”), and to Mr. Araldo Cossutta, the sole owners of Wound Care.  Mr. Scott A. Haire, our Chairman of the Board and Chief Executive Officer is a one-percent member, but the managing member of HEB and Mr. Cossutta is a member of our Board of Directors.

In connection with the acquisition of Wound Care, HEB and Mr. Cossutta also agreed to convert an aggregate of $1,800,612 of Wound Care’s debt and other obligations owed to HEB and Mr. Cossutta into an aggregate of 2,257,303 additional shares of our common stock.

Effective November 28, 2007, Wound Care Innovations entered into separate exclusive license agreements with Applied Nutritionals and its founder George Petito, pursuant to which Wound Care Innovations obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.

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

Effective January 1, 2008, we issued 490,196 shares of our Series A Convertible Preferred Stock to Keystone Equity Partners in exchange for the cancellation of approximately $1,500,000 in debt. The debt was acquired by Keystone from HEB, our majority shareholder, and its affiliates.

Each share of Series A Convertible Preferred Stock was automatically converted into 5,100 shares of common stock in May 2008, upon the filing of an amendment to our Articles of Incorporation increasing our authorized number of shares of common stock from 20,000,000 to 100,000,000.

The Company's principal executive office is located at 777 Main Street in Fort Worth, Texas and this space is leased by HEB.  The Company is billed a portion of the cost to maintain the Fort Worth office, which was $67,200 for the year ended December 31, 2010. The principal office for Wound Care is located at 790 E Broward Blvd Suite 400 in Fort Lauderdale, Florida, which is part of a leased space also in the name of HEB.  WCI uses approximately half of the leased space and they are billed for their portion of rent, which was $64,248 for the year ended December 31, 2010.

Four full time employees of HEB provide accounting and administrative services to the Company and its subsidiaries and these employees are located at the Company’s office in Fort Worth, Texas.  A portion of their salary is billed to the Company, which was $195,600 for the year ended December 31, 2010.  In addition, HEB pays the cost of providing health benefits to all employees of the Company and its subsidiaries and is reimbursed by the Company.  The amount of this health benefits reimbursement for 2010 is $34,813.  Mr. Scott Haire, the Company Chairman and CEO, is the managing member of HEB, as explained above, and he is a shareholder of the Company.

All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Haire, who is not independent because he is currently employed by the Company as its Chief Executive Officer, Mr. Cossutta, who is not independent due to the above described acquisition of Wound Care and Ms. Hutchinson, who is the President of the Company.

As described above under “Item 1. Business,” on February 1, 2010, the Company entered into the VHGI Purchase Agreement, pursuant to which the Company purchased certain assets from VHGI for a total purchase price of $500,000. Also in connection with the VHGI Purchase Agreement, the Company assumed a note payable obligation of $1,000,000 (including accrued interest) incurred by VHGI in conjunction with the Private Access Note transaction.  Mr. Haire currently serves as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI Holdings, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed and to be billed by Pritchett, Siler & Hardy, P.C. for services performed during the last two fiscal years were $53,333 and $39,865 for the period ended December 31, 2010 and December 31, 2009, respectively. Our auditors provided no other services for us during the last two fiscal years other than audit services.

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

4.1
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B  Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010)

4.2
Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 with effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

10.1
Asset Purchase Agreement, dated as of September 29, 2009, by and among Wound Management Technologies, Inc., Resorbable Orthopedic Products, LLC, and members thereof. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2009)

10.2
Royalty Agreement dated as of September 29, 2009, by and between RSI-ACQ, LLC and Resorbable Orthopedic Products, LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 2, 2009)

10.3
Purchase Agreement, dated February 1, 2010, by and between VirtualHealth Technologies, Inc., Wound Management Technologies, Inc., and VPS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2010)

10.4	Promissory Note dated February 1, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 9, 2010)

10.5
Veriscrip Royalty Agreement, dated February 1, 2010, between VirtualHealth Technologies, Inc.and Secure eHealth, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s CurrentReport on Form 8-K filed February 9, 2010)

10.6
Distribution Agreement dated September 1, 2009 between Wound Care Innovations, LLC and Pharma Technology International, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2010)

10.7
Securities Purchase Agreement, dated as of March 3, 2010 by and among Wound Management Technologies, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on April 5, 2010).

21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Date
WOUND MANAGEMENT TECHNOLOGIES, INC. By: /s/ Scott A. Haire Scott A. Haire Chief Executive Officer	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Haire
Scott A. Haire

/s/ Lucy J. Singleton
Lucy J. Singleton

/s/ Deborah J. Hutchinson
Deborah J. Hutchinson

/s/ Robert E. Gross
Robert E. Gross

/s/ Steve W. Evans
Steve W. Evans

/s/ Gilbert A. Valdez
Gilbert A. Valdez

/s/  Dr. Philip J. Rubinfeld
Dr. Philip J. Rubinfeld

	Chief Executive Officer and Chairman (Principal Executive Officer and Principal Financial Officer) Controller (Principal Accounting Officer) Director, President Director Director Director Director	April 14, 2011 April 14, 2011 April 14, 2011 April 14, 2011 April 14, 2011 April 14, 2011 April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010. Wound Management Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 14 to the financial statements, the financial statements for the year ended December 31, 2009 have been restated to correct errors in the reporting of expenses related to modification of warrant terms and to correct the accrual of minimum royalties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 14, 2011

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS	December 31, 2010	December 31, 2009

CURRENT ASSETS:
Cash	$50,835	$-
Accounts Receivable, net	450,142	30,003
Inventory, net	290,034	130,668
Notes Receivable - Related Party	13,782	268,537
Accrued Interest - Related Party	45,299	12,826
Total Current Assets	850,092	442,034

LONG-TERM ASSETS:
Property and Equipment, net	806	2,750
Intangible Assets	4,110,859	4,580,672
Deferred Loan Costs	89,170	5,318
Prepaid and Other Assets	107,150	27,549
Note Receivable	1,500,000	-
Accrued Interest	125,250	-
Total Long Term Assets	5,933,235	4,616,289

TOTAL ASSETS	$6,783,327	$5,058,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank Overdraft	$-	$4,363
Accounts Payable	321,352	261,161
Accrued Royalties	428,238	53,238
Accrued Liabilities	458,218	391,972
Accrued Interest - Related Parties	101,815	51,820
Accrued Interest	23,945	16,812
Notes Payable - Related Parties	1,818,561	980,809
Notes Payable, net of discount	327,060	653,386
Total Current Liabilities	3,479,189	2,413,561

LONG-TERM LIABILITIES
Debentures, net of discount	435,346	-
TOTAL LIABILITIES	3,914,535	2,413,561

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 41,316,930 issued and 41,312,841 outstanding as of December 31, 2010 and 32,937,310 issued and 32,933,221 outstanding as of December 31, 2009	41,317	32,937
Additional Paid-in Capital	26,056,408	20,705,267
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(22,924,820)	(17,789,329)
Total Stockholders' Equity	2,868,792	2,644,762
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,783,327	$5,058,323

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUES	$910,420	$288,021

COST OF GOODS SOLD	538,273	622,685

GROSS PROFIT (LOSS)	372,147	(334,664)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	2,932,289	1,052,877
Depreciation / Amortization	509,959	124,758
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(3,070,101)	(1,512,299)

OTHER INCOME (EXPENSES):
Loss on Debt Settlement	(1,421,336)	-
Warrant Expense	-	(1,044,000)
Interest Income	157,724	12,825
Interest Expense	(801,778)	(473,278)

LOSS BEFORE INCOME TAXES	(5,135,491)	(3,016,752)
Current tax expense	-	-
Deferred tax expense	-	-
NET LOSS	$(5,135,491)	$(3,016,752)

Basic and diluted loss per share of common stock	$(0.14)	$(0.10)

Weighted average number of common shares outstanding	35,823,548	29,075,392

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(5,135,491)	$(3,016,752)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization	471,757	124,758
Amortization of discounts and deferred costs	248,882	(11,932)
Stock issued for debt related costs	595,233	-
Stock issued as payment for services	385,220	-
Warrant expense	-	1,044,000
Loss on debt settlement	1,421,336	-
Loan origination fee paid with warrants	304,000	-
Non-cash expenses	321,458	370,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(420,139)	(1,364)
(Increase) decrease in inventory	(159,366)	(30,810)
(Increase) decrease in accrued interest receivable - related party	(32,473)	(12,826)
(Increase) decrease in accrued interest receivable	(125,250)	-
(Increase) decrease in prepaids and other assets	11,020	(15,529)
Increase (decrease) in accrued royalties	375,000	40,841
Increase (decrease) in accounts payable	(46,959)	119,642
Increase (decrease) in accrued liabilities	66,246	25,323
Increase (decrease) in accrued interest payable - related parties	197,078	51,820
Increase (decrease) in accrued interest payable	29,581	16,812
Net cash flows used in operating activities	(1,492,867)	(1,295,517)

Cash flows from investing activities:
Cash paid in acquisitions	(100,000)	-
Cash received in acquisitions	-	240
Purchase of notes receivable - related party	(1,146,475)	-
Proceeds from notes receivable - related party	1,035,375	-
Net cash flows provided (used) in investing activities	(211,100)	240

Cash flows from financing activities:
Proceeds from notes payable - related parties	1,421,025	992,335
Payments on notes payable - related parties	(695,650)	(280,063)
Proceeds from notes payable	796,375	842,500
Payments on notes payable	(693,635)	(265,000)
Proceeds from Debentures	592,150	-
Proceeds from sale of stock	338,900	-
Net cash flows provided by financing activities	1,759,165	1,289,772

Increase (decrease) in cash	55,198	(5,505)

Cash (overdraft) and cash equivalents, beginning of period	(4,363)	1,142
Cash (overdraft) and cash equivalents, end of period	$50,835	$(4,363)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred	$10.00	Common	$0.001	Additional	Treasury Stock	Treasury Stock	Stock	(Accumulated	Total
	Stock	Par Value	Stock	Par Value	Paid-In			Subscription		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit)	Equity
Balance at January 1, 2009	-	$-	27,237,310	$27,237	$14,728,196	(4,089)	$(12,039)	$(292,074)	$(14,772,577)	$(321,257)
Issuance of Common stock for:
Warrants			700,000	700	(700)					-
Purchase of Intangible Assets - Marketing Contacts			4,500,000	4,500	4,183,556					4,188,056
Purchase of Intangible Assets - Patent			500,000	500	462,215					462,715
Capital Contribution for:
Warrants issued					1,044,000					1,044,000
Common stock contributed
to obtain note					288,000					288,000
Net Loss									(3,016,752)	(3,016,752)
Balance at January 1, 2010	-	$-	32,937,310	$32,937	$20,705,267	(4,089)	$(12,039)	$(292,074)	$(17,789,329)	$2,644,762
Issuance of Common stock for:
Debt			5,343,472	5,343	3,230,168					3,235,511
Debt Related Costs			1,162,918	1,163	594,070					595,233
Services			742,630	743	384,477					385,220
Subscription Agreements			1,130,600	1,131	337,769					338,900
Capital Contribution for:
Warrants issued with debt					304,000					304,000
Beneficial conversion
feature of debt					500,657					500,657
Net Loss									(5,135,491)	(5,135,491)
Balance at December 31, 2010	-	$-	41,316,930	$41,317	$26,056,408	(4,089)	$(12,039)	$(292,074)	$(22,924,820)	$2,868,792

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – NATURE OF OPERATIONS

Wound Management Technologies, Inc. was incorporated in the State of Texas in December 2001 as MB Software, Inc.  In May 2008, MB Software, Inc. changed its name to Wound Management Technologies, Inc., which distributes collagen-based wound care products to healthcare providers such as physicians, clinics and hospitals.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “the Company,” “we, “us” and “WMT” are used in this report to refer to Wound Management Technologies, Inc.   The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC (“WCI”), a Nevada limited liability company, Resorbable Orthopedics Products, LLC (“Resorbable”), a Texas limited liability company; BioPharma Management Technologies, Inc. (“BioPharma”), a Texas corporation; and Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).  eHealth was purchased on February 1, 2010 (see Note 4 “Asset and Business Acquisitions”).  All intercompany accounts and transactions have been eliminated.

Use of Estimates in Financial Statement Preparation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period.  On a regular basis, management evaluates these estimates and assumptions.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.  Marketable securities include investments with maturities greater than three months but less than one year.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Loss Per Share

The Company computes loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.  The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K. There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance in “ASC” Topic No. 605-45, “Revenue Recognition.”  Revenue is recorded on the gross basis, which includes handling and shipping, because the Company has risks and rewards as a principal in the transaction based on the following:  (a) the Company maintains inventory of the product (b) the Company is responsible for order fulfillment and (c) the Company establishes the price for the product.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2010 is $17,640 and the amount was zero at December 31, 2009.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The allowance for obsolete and slow moving inventory at December 31, 2010 is $7,261 and the same amount was recorded as of December 31, 2009.

Property and Equipment

Fixed assets consist of $85,855 in furniture and fixtures, computer equipment and a phone system.  These assets have been fully depreciated except for a remaining balance of $806 and $2,750 at December 31, 2010 and 2009, respectively.

Intangible Assets

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

There are no financial instruments existing at December 31, 2010 that are subject to fair value measurement.  Our intangible assets have been valued using this accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 7 “Intangible Assets.”

NOTE 3 -- GOING CONCERN

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

NOTE 4 - ASSET AND BUSINESS ACQUISITIONS

On February 1, 2010, the Company entered into a purchase agreement with VHGI Holdings, Inc., formerly VirtualHealth Technologies, Inc., a Delaware corporation (“VHGI”), and VPS Holdings, LLC, a Kentucky limited liability company and subsidiary of VHGI (“VPS”).    The total purchase price of $500,000, which consisted of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”), was paid for certain assets and liabilities.  Amounts recorded by the Company as a result of this transaction were the following:

a)
An asset was recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).  This receivable is reflected in the December 31, 2010 balance sheet as a long term asset and has been combined with the applicable accrued interest.

b)
A liability was recorded for the note payable obligation of $1,000,000, which includes accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction.  Subsequent to the purchase date, the Company negotiated payment of a portion of this debt with stock and the remaining balance owed as of December 31, 2010 is $178,443.  This balance combined with $100,000 in separate debt to this lender is reported as related party debt on the balance sheet (see Note 6 “Notes Payable – Related Parties” for additional information regarding this debt).

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

Scott A. Haire also serves as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2010, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 28% of the outstanding common stock of VHGI.

NOTE 5 – NOTES RECEIVABLE

Notes Receivable – Related Party

Funds are advanced to HEB based on the terms of an unsecured line of credit for $800,000, dated December 28, 2007, at 10% per annum with no maturity date.  At December 31, 2010, the amount advanced to HEB is $13,782 and the related accrued interest as of this date is $45,299.  See Note 6 “Notes Payable – Related Parties” for information on funds advanced to the Company from this same related party.

Notes Receivable

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013, with $125,250 interest accrued as of December 31, 2010.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from affiliates of Scott A. Haire.  Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC	Scott Haire is the managing member of HEB	Series of advances under two separate, unsecured lines of credit for $1 million each dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date; unused lines available at December 31, 2010 total $864,632. Accrued interest at December 31, 2010 is $30,485.	$1,135,368
Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $37,093.	278,443
VHGI Holdings, Inc.	Scott Haire is a shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at December 31, 2010 is $32,827.	326,000
MLH Investments, LLC	MLH Investments, LLC has provided previous lines of credit to affiliates of VHGI	Unsecured note with interest accrued at rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $1,375.	75,000
MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI	Unsecured note with interest accrued at rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $35.	3,750

TOTAL			$1,818,561

During 2010, the Company issued common stock in payment of a portion of the debt and interest owed to the above mentioned related parties.  The number of shares issued for the debt and/or accrued interest and the related loss on conversion is summarized below by related party lender:

Related party	Number of shares	Amount of debt	Loss on conversion

H.E.B., LLC	1,561,112	487,233	381,082
Commercial Holding AG, LLC	2,749,166	1,059,951	863,900
MAH Holdings, LLC	105,000	26,250	10,500

Notes Payable

In February 2009 the Company issued a discounted note to an unrelated party with a face amount of $215,000 and a funded amount of $200,000.  The principal and accrued interest, at 18% per annum, was due on May 22, 2009.   Deferred loan costs amounted to $35,601and were amortized over the term of the loan.  The unamortized discount of $15,000 was expensed over the term of the loan.  The principal amount of the note was paid in full at June 30, 2009.

In February 2009, a shareholder of the Company contributed 20,000 shares of Company stock, owned or controlled by the shareholder, to a lender to facilitate obtaining a loan for the Company.  The $68,000 value of the stock was recorded as a capital contribution and was amortized as interest expense over the term of the loan.

In July 2009, the Company executed a discounted note to the same lender mentioned above with a face amount of $615,000 and a funded amount of $550,000.  The discount of $65,000 was expensed over the term of the loan and deferred loan costs of $79,766 were amortized over the term of the loan. The note accrues interest at 18% per annum and was due in January 2010, but was subsequently extended to August 31, 2010.  In August 2010, 250,000 shares of the Company’s stock were issued to the lender to extend the due date of the loan to December 31, 2010.  The fair value of these shares on the date of issuance was $175,000, which was recorded as interest expense as of that date.  During the fourth quarter of 2010, the principal and interest due on the note was paid in full and the balance owed to this lender as of December 31, 2010 is zero.  A portion of the debt owed to this lender ($40,000) was settled with 160,000 shares of the Company’s common stock and a loss on settlement in the amount of $16,000 has been recognized related to this issuance.

Related to the above mentioned note executed in July 2009, a shareholder of the Company contributed 50,000 shares of Company stock, owned or controlled by the shareholder, to a lender to facilitate obtaining a loan for the Company.  In addition, another shareholder contributed 1,000,000 shares of the stock of an unrelated company to the same lender to facilitate obtaining the loan. The $220,000 total value of the stock has been recorded as a capital contribution and was amortized as interest expense over the term of the loan.

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  On February 4, 2010 and March 9, 2010 the Company executed two additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000 and $30,000, respectively.    The total discount amount related to the notes was $7,500 and this amount has been amortized over the term of the loans.  As of December 31, 2010, principal and interest owed on these notes in the amount of $104,000 has been settled with the issuance of 463,194 shares of common stock of the Company in accordance with the provisions of the Securities Purchase Agreement executed with the convertible promissory notes.   The debt was reduced at various discount rates calculated according to the applicable note agreement and a total loss on settlement has been recognized for $110,205 related to these issuances. The loss on each issuance was calculated based on the difference between the discount rate and the closing price of the stock on the date of issuance.  On December 28, 2010, a new convertible promissory note was executed with the same unrelated party in the amount of $50,000 and this is the amount owed to this lender as of December 31, 2010, in addition to accrued interest of $44.  Interest accrues on the note at 8% per annum and the maturity date of the note is September 30, 2011.  The total discount amount related to the new note is $3,000, which is being amortized over the nine-month term of the loan, and the unamortized discount balance at December 31, 2010 is $2,967.  The total owed to this lender, net of discount, as of December 31, 2010 is $47,033.

On April 4, 2010 the Company executed a promissory note in the amount of $100,000 to an unrelated party. The principal and accrued interest, at 10% per annum, was due October 30, 2010.  A second promissory note was executed by the Company to the same unrelated party for $100,000 on June 11, 2010 and this note was due August 31, 2010.  In August 2010, the Company issued a total of 100,000 shares of common stock to this lender in exchange for (i) an extension of each note until December 31, 2010 (ii) all interest due on the two notes as of that date and (iii) all interest due from the date of the extension until December 31, 2010. The market value of these shares on the date of issuance was $53,000 and this amount has been recorded as interest expense.  During the fourth quarter of 2010, the principal due on the notes was paid in full and the balance owed to this lender for principal and interest as of December 31, 2010 is zero.  A portion of the debt ($76,250) was settled with 305,000 shares of the Company’s common stock and a loss on settlement in the amount of $39,650 has been recognized related to these issuances.

On August 30, 2010, the Company executed two promissory notes in the amount of $75,000 each to two different unrelated parties and the notes were structured with identical terms, which are as follows for each note:  (i) interest rate of 12% (ii) maturity date of October 12, 2010 (iii) issuance costs of $1,263 (iv) origination fee of 156,250 restricted shares of common stock (v) collateral of 200,000 free trading shares of the Company’s common stock to be held in escrow.  The total issuance costs of $2,526 and the market value of $206,250 for the shares issued as origination fees have been expensed due to the short term nature of the notes.  The 400,000 total shares to be held in escrow for collateral have been provided by a shareholder on behalf of the Company.  The due date for the two promissory notes was extended to November 30, 2010 in exchange for the issuance of 117,187 shares of the Company’s common stock for each note (234,374 total shares). In addition, these shares included the amount of interest due on the two notes from inception thru the extension date. The market value of these shares on the date of issuance was $82,030 and this amount has been recorded as interest expense.  During the fourth quarter of 2010, the principal due on these notes was paid in full including interest.

On October 28, 2010, the Company executed four convertible promissory notes to unrelated parties with a combined total face amount of $390,000 and a funded amount of $250,000.  The discount of $140,000 is being amortized over the term of the loan and the unamortized discount at December 31, 2010 is $65,333.  The maturity date for each of the notes is February 28, 2011 and there is no stated interest rate.   In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $202,800 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the debt, and the unamortized balance at December 31, 2010 is $94,640.  The combined debt balance, net of both discounts, is $230,027.

As consideration for making the above mentioned loans, a combined total of 800,000 warrants were issued to the lenders to purchase shares of the Company’s common stock.  The warrants have an exercise price of $.25, $.50, $.75 and $1.00 in increments of 200,000, respectively.  All the warrants have an expiration of 5 years. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model at each of the above mentioned exercise prices with the following factors:  (i) market price per share of the Company’s common stock on issuance date was $.38 (ii) volatility of 296% was calculated using the Company’s closing stock prices since October 2008 (iii) risk free rate of 2.15% based on the 1-year treasury rate. The $304,000 value of the warrants has been recorded as a capital contribution and loan origination expense at the date of issuance.

On December 28, 2010, a new note in the amount of $50,000 was executed with an unrelated party. The terms of the note are as follows:  (i) interest rate of 12% (ii) maturity date of February 28, 2011(iii) issuance costs of $3,100 (iv) origination fee of 160,000 shares of common stock (v) collateral of 200,000 free trading shares of the Company’s common stock to be held in escrow.  The total issuance costs of $3,100 and the market value of $56,000 for the shares issued as an origination fee have been expensed due to the short term nature of the note.  The 200,000 total shares to be held in escrow for collateral have been provided by a shareholder on behalf of the Company.  As of December 31, 2010, the total amount owed to this lender on the note is $50,000 and balance owed for accrued interest is $67.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt, and the unamortized balance at December 31, 2010 is $259,654.  The debt balance net of the discount is $435,346.  In addition, debt issuance costs of $102,850 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at December 31, 2010 is $89,170.  The debentures have a three (3) year life from the date of issuance.  Interest expense on the debentures has been accrued at 6% per annum and the accrued interest recorded as of December 31, 2010 is $23,834.

NOTE 7 – INTANGIBLE ASSETS

Marketing Contacts

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a 50% joint venture with A&Z Pharmaceutical, LLC (“A&Z”) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately held wholesale distributor of pharmaceuticals formed in 1997.  A&Z’s customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East. The operations of Pharma Tech to date have been minimal.

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus will be on CellerateRX® and the agreement requires Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covers 20 countries throughout the Middle East and Northern Africa.  Pharma Tech has placed orders with WCI during 2010 for sales of the CellerateRX product in Lebanon; however, the minimum sales amount was not obtained.  Our recent experience with international markets indicates that the sales process is much lengthier than anticipated and the impact on sales figures from the contacts in the Middle East can’t be accurately evaluated until the sales team has had 24 months to work thru the government regulations regarding sale of medical products.   Although other distributors are now able to sell the product, the sales pipeline already developed in year one is expected to produce the minimum sales amount in 2011.

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

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805.  The financial statements of BioPharma have been consolidated with those of the Company and an intangible asset was recorded in the amount of $4,187,815 or approximately $.93 per common share issued on the date of acquisition.  The value of the intangible asset  assigned to the marketing contacts recorded by the Company is based on Level 3 input to our valuation methodology, which consists of models with significant unobservable market parameters.  We utilized a discounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset is ten (10) years based on the automatic renewable five year term of the  Distribution Agreement.  The amount amortized for the year ended December 31, 2010 was $418,781 resulting in balance of  $523,476  in accumulated amortization as of December 31, 2010.  The balance of the intangible asset, net of accumulated amortization, is $3,664,339 as of December 31, 2010.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the year ended December 31, 2010 was $51,031 resulting in balance of  $63,790 in accumulated amortization as of December 31, 2010.  The balance of the intangible asset, net of accumulated amortization, is $446,520 as of December 31, 2010.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	2010	2009
Patent	$510,310	$510,310

Accumulated amortization	(63,790)	(12,758)

Patent, net of accumulated amortization	$446,520	$497,552

Marketing contacts	$4,187,815	$4,187,815

Accumulated amortization	(523,476)	(104,695)

Marketing contacts, net of accumulated amortization	$3,664,339	$4,083,120

Total intangibles, net of accumulated amortization	$4,110,859	$4,580,672

NOTE 8 – CUSTOMERS AND SUPPLIERS

WCI has two customers in 2010 that each account for more than 10% of its revenues and the total amount from one   customer is $316,750 and revenue from the other customer is $228,096.

The Company purchases all inventory from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.

In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2010 is $428,238.

Federal Payroll Taxes

The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”). As of December 31, 2010, unpaid payroll taxes total approximately $172,484 and related penalties and interest approximated $204,146 computed through December 31, 2010. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2010.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.

Inventory Contract

In September 2010, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $390,477 of product and $283,327 has been paid on the order with the remaining balance of $107,150 due at the time the product is delivered.  This amount has been recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2010 based on the contractual obligation of the parties.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of Series A preferred stock were converted into common stock. There are currently 5,000,000 shares of Preferred Stock authorized, with no shares of Series A Preferred Stock currently issued or outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  At December 31, 2009, there were 32,937,310 shares issued and 32,933,221 shares outstanding.  At December 31, 2010, there are 41,316,930 shares issued and 41,312,841 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock as of December 31, 2010 and December 31, 2009, respectively.

Warrants

In October 2009, warrants issued with debt to an unrelated party were increased from 500,000 A warrants to 1,000,000 A warrants.  The exercise price of $3.50 per share for the A warrants was reduced to $2.00 per share.  The B warrants issued to the same unrelated party were 1,000,000 warrants at an exercise price of $0.01per share and, of this amount, 700,233 warrants have been exercised leaving 299,767 B warrants remaining.  Both the A and B warrants expire in 2013.

During 2010, the Company entered into various Subscription Agreements with unrelated parties to purchase units (“Units”) with each Unit consisting of:   (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock (the “Warrants”).

A summary of the status of the warrants granted at December 31, 2010 and 2009 and changes during the years then ended is presented below:
	For the Year Ended December 31, 2009
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	1,500,000	$1.17
Granted	500,000	2.00
Exercised	(700,233)	0.01
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,299,767	$1.54

	For the Year Ended December 31, 2010
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	1,299,767	$1.54
Granted	1,930,600	0.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	3,230,367	$1.07

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.01	299,767	2.8	$0.01	299,767	$0.01
0.25	200,000	2.9	0.25	200,000	0.25
0.50	577,800	2.9	0.50	577,800	0.50
0.75	200,000	2.9	0.75	200,000	0.75
1.00	952,800	3.2	1.00	952,800	1.00
2.00	1,000,000	2.8	2.00	1,000,000	2.00
$0.01 - 2.00	3,230,367	2.9	$0.75	3,230,367	$0.75

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2010, the Company:

•	In addition to the initial cash payment, a note receivable (and the related debt) was purchased by issuing a promissory note. The assets and liabilities purchased were as follows:

Senior secured promissory note receivable	$1,500,000
Related party note payable	(1,000,000)
Note payable – related party	$400,000

•	Issued 5,343,472 shares of common stock valued at $3,235,511 for payment of debt in the amount of $1,814,175, resulting in a loss on settlement in the amount of $1,421,336.

•	Issued 742, 630 shares of common stock for services rendered in the amount of $385,220.

•	Issued 1,162,918 shares of common stock for debt related costs in the amount of $595,233.

•	Recorded a capital contribution in the amount of $304,000 for the value of warrants issued to obtain convertible promissory notes.

•	Recorded a capital contribution in the amount of $202,800 for the value of the beneficial conversion feature associated with the issuance of convertible promissory notes.

•	Recorded a capital contribution in the amount of $297,857 for the value of the beneficial conversion feature of debentures issued.

During the year ended December 31, 2009, the Company:

•	Issued 4,500,000 shares of common stock valued at $4,188,056 for purchase of intangible assets – marketing contacts.

•	Issued 500,000 shares of common stock valued at $462,715 for purchase of intangible assets – patent.

•	Recorded capital contributions in the amount of $288,000 for the value of common stock contributed by a shareholder to facilitate obtaining loans.

•	Issued 700,000 shares of common stock for the conversion of warrants in a cashless exercise of $.10 per share.

•	Modified outstanding warrants as to price and quantity resulting in non-cash expense of $1,044,000.

Actual amounts paid for interest and income taxes are as follows:

	2010	2009

Interest	$24,725	$-

Income taxes	$-	$-
NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

At December 31, 2010, a deferred tax asset results from the deferred tax benefit of net operating losses incurred for the year, based on the U.S. Corporate income tax rate of 34%.  A 100% valuation allowance has been provided for both the current and non-current deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

The unexpired net operating loss carry forward at December 31, 2010 is approximately $19,800,000 with $37,207 to expire in 2011 if not utilized.

Current deferred tax asset:

	2010	2009

Expected federal income tax benefit	$1,746,067	$1,025,695
Valuation allowance	(1,746,067)	(1,025,695)
Net benefit recorded	-	-

Non-current deferred tax asset:

	2010	2009
34% of net operating loss carry forwards	$6,732,000	$5,406,000
Valuation allowance	(6,732,000)	(5,406,000)
Net non-current deferred tax asset	-	-

NOTE 13-- LOSS PER SHARE

The data below shows the amounts used in computing loss per share as of December 31, for each of the following years:

	2010	2009

Loss from continuing operations available to common shareholders (numerator)	$5,135,491	$3,016,752

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	35,823,548	29,075,392

Basic and diluted loss per share of common stock	$0.14	$0.10

NOTE 14 – RESTATEMENT

The Company has restated its financial statements for year ended December 31, 2009.  The significant changes made are further described and summarized below.

The Company had not previously recorded the cost of warrant modifications which also included issuing 500,000 additional warrants in 2009 to a lender related to debt incurred by the Company.  In addition, the Company received a legal opinion as to the interpretation of the amounts due for royalties in 2009 which differed from the amount previously accrued.  The Company has restated its financial statements for 2009 to record these corrections.

The following table highlights the significant areas of change:

	Year Ended December 31, 2009

	As Previously
	Reported	Restated
	December 31,	December 31,
	2009	2009	Change

Total Assets	$5,058,323	$5,058,323	$-
Total Liabilities	$(2,743,336)	$(2,413,561)	$(329,775)
Stockholders' Equity (Deficiency)	$(2,314,987)	$(2,644,762)	$(329,775)
Net Income (Loss)	$(2,302,527)	$(3,016,752)	$(714,225)
Income (Loss) available to common stockholders	$(2,302,527)	$(3,016,752)	$(714,225)
Basic Loss per share	$(0.08)	$(0.10)	$(0.02)

NOTE 15 -- SUBSEQUENT EVENTS

 In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2010 are outlined below:

In January 2011, the Company executed a senior promissory note in the amount of $100,000 with an unrelated party.  The principal and accrued interest, at 24% per annum, was repaid prior to the date of this filing.

In the first quarter of 2011, the Company issued convertible debt in the amount of $1,660,000 from various unrelated parties.  The debt accrues interest at 10% per annum, is due six months from the date of issuance, is secured by a first priority security interest in the inventory of the Company, and is senior to all other obligations of the Company.  A portion of the debt was converted to 4,375,256 shares of the Company’s common stock at a conversion rate of $0.40 per share, subject to adjustment, upon execution of the transaction.

During the first quarter of 2011, the Company entered into various Subscription Agreements with unrelated parties and 8,873,300 shares of common stock were purchased.

Also during the first quarter of 2011, the Company issued 691,286 shares of common stock for payment of consulting services and 200,000 shares of common stock for debt related costs.

In March 2011, the Company executed an exclusive distribution agreement with an unrelated party to purchase the exclusive right to distribute CellerateRX powder in North America for cash consideration and a percentage of the profits from sales.

In April 2011, the Company executed a convertible promissory note in the amount of $50,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on January 6, 2012.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing.