Form 10-Q
period 2011-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2011-05-16
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No.    0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

777 Main Street
Suite 3100
Fort Worth, Texas 76102
(Address of principal executive offices)
(817) 820-7080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2011 55,456,772 shares of the Issuer's $.001 par value common stock were issued and 55,452,683 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) and DECEMBER 31, 2010 (AUDITED)

ASSETS	March 31, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$1,021,507	$50,835
Accounts Receivable, net	197,698	450,142
Inventory, net	341,927	290,034
Notes Receivable - Related Parties	669,425	13,782
Accrued Interest - Related Parties	57,964	45,299
Total Current Assets	2,288,521	850,092

LONG-TERM ASSETS:
Property and Equipment, net	100,534	806
Intangible Assets	3,993,406	4,110,859
Deferred Loan Costs	80,684	89,170
Prepaid and Other Assets	183,995	107,150
Note Receivable	1,500,000	1,500,000
Accrued Interest	159,000	125,250
Total Long Term Assets	6,017,619	5,933,235

TOTAL ASSETS	$8,306,140	$6,783,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$274,850	$321,352
Accrued Royalties	69,915	428,238
Accrued Liabilities	638,289	458,218
Accrued Interest - Related Parties	110,955	101,815
Accrued Interest	58,535	23,945
Notes Payable - Related Parties	170,136	1,818,561
Notes Payable, net of discount	1,092,689	327,060
Stock Subscription Payable	53,500	-
Total Current Liabilities	2,468,869	3,479,189

LONG-TERM LIABILITIES
Debentures, net of discount	459,915	435,346
TOTAL LIABILITIES	2,928,784	3,914,535

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 55,456,772 issued and 55,452,683 outstanding as of March 31, 2011 and 41,316,930 issued and 41,312,841 outstanding as of December 31, 2010	55,457	41,317
Additional Paid-in Capital	31,294,753	26,056,408
Stock Subscription Receivable	(292,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(25,668,741)	(22,924,820)
Total Stockholders' Equity	5,377,356	2,868,792
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$8,306,140	$6,783,327

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2011	March 31, 2010

REVENUES	$935,412	$66,690

COST OF GOODS SOLD	94,418	20,397

GROSS PROFIT	840,994	46,293

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	1,057,943	387,843
Depreciation / Amortization	259,110	117,940
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(476,059)	(459,490)

OTHER INCOME (EXPENSES):
Loss on Debt Settlement	(1,950,882)	(720,657)
Interest Income	49,441	25,994
Interest Expense	(366,421)	(90,354)

LOSS BEFORE INCOME TAXES	(2,743,921)	(1,244,507)
Current tax expense	-	-
Deferred tax expense	-	-
NET LOSS	$(2,743,921)	$(1,244,507)

Basic and diluted loss per share of common stock	$(0.06)	$(0.04)

Weighted average number of common shares outstanding	46,423,395	33,948,681

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(2,743,921)	$(1,244,507)
Adjustments to reconcile net loss to net cash provided (used) in operating activites:
Depreciation and amortization	259,110	117,940
Amortization of discounts and deferred costs	194,014	13,655
Stock issued for debt related costs	405,580	-
Stock issued as payment for services	112,000	70,050
Loss on debt settlement	1,950,882	720,657
Non-cash expenses	50,347	21,019
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	252,444	(2,435)
(Increase) decrease in inventory	(51,893)	379
(Increase) decrease in accrued interest receivable - related parties	(15,690)	(15,820)
(Increase) decrease in accrued interest receivable	(33,750)	(22,125)
(Increase) decrease in prepaids and other assets	107,150	27,549
Increase (decrease) in accrued royalties	(358,323)	2,125
Increase (decrease) in accounts payable	(230,498)	(29,638)
Increase (decrease) in accrued liabilities	180,071	(746)
Increase (decrease) in accrued interest payable - related parties	12,165	50,437
Increase (decrease) in accrued interest payable	34,590	6,650
Net cash flows provided (used) in operating activities	124,278	(284,810)

Cash flows from investing activities:
Cash paid in acquisitions	-	(100,000)
Purchase of notes receivable - related parties	(2,231,658)	(103,950)
Proceeds from notes receivable - related parties	1,546,120	41,413
Net cash flows used in investing activities	(685,538)	(162,537)

Cash flows from financing activities:
Net change in overdraft	-	(4,363)
Proceeds from notes payable - related parties	61,500	512,587
Payments on notes payable - related parties	(952,268)	(7,050)
Proceeds from notes payable	2,060,000	102,500
Payments on notes payable	(537,000)	(153,775)
Proceeds from sale of stock	868,700	-
Proceeds from stock subscriptions payable	31,000	-
Net cash flows provided by financing activities	1,531,932	449,899

Increase in cash	970,672	2,552

Cash and cash equivalents, beginning of period	50,835	-
Cash and cash equivalents, end of period	$1,021,507	$2,552

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,”  “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2011 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2010 and December 31, 2009, included in the Company’s Annual Report on Form 10-K.  The accompanying audited consolidated balance sheet as of December 31, 2010 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC (“WCI”), a Nevada limited liability company; BioPharma Management Technologies, Inc. (“BioPharma”), a Texas corporation; Resorbable Orthopedic Products, LLC (“Resorbable”), a Texas limited liability company; and Secure eHealth, LLC (“SeHealth”), a Nevada limited liability company.  All intercompany accounts and transactions have been eliminated.

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

There are no financial instruments existing at March 31, 2011 that are subject to fair value measurement.  Our intangible assets have been valued using this accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 7 “Intangible Assets.”

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

NOTE 3- SIGNIFICANT TRANSACTIONS

Asset and Business Acquisitions

On February 1, 2010, the Company entered into a purchase agreement with VHGI Holdings, Inc. (“VHGI”), a Delaware corporation.  The total purchase price of $500,000, which consisted of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”), was paid for certain assets and liabilities.  Amounts recorded by the Company as a result of this transaction were the following:

a)	A long term asset has been recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).
b)
A liability was incurred for the note payable obligation of $1,000,000, which included accrued interest incurred by VHGI in conjunction with the Private Access Note transaction. Subsequent to the purchase date, the Company negotiated payment of this debt with stock.

No value was assigned to the other assets included in the transaction, which were fully amortized intangibles, because no value was identified for these assets when determining the purchase price paid.  These intangibles include intellectual property related to prescription drug monitoring “Veriscrip” technology and the System Tray Notifier license owned by SeHealth.  The purchased assets also included VHGI’s 100% membership interest in SeHealth.

Scott A. Haire, the Company's Chief Executive Officer (“CEO”) and Chairman, also serves as Chairman and the Chief Financial Officer (“CFO”) of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2010, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company of which Mr. Haire is the managing member, 28% of the outstanding common stock of VHGI.

Distribution Agreement

As disclosed in our Form 8-K filing on April 14, 2011, Juventas, LLC (“Juventas”) purchased the exclusive right to sell the CellerateRX powder products in North America.  Juventas is an affiliate of Biomet Texas, Ltd. and is the largest Biomet distributor. This multi-year agreement has escalating sales requirements for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder, which has been recorded as revenue in the first quarter of 2011.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of March 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $800,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at March 31, 2011 is $45,958. Line available as of March 31, 2011 is $788,563.	$11,437

VHGI Holdings, Inc.	Scott Haire is an director and officer of WMT and VHGI	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at March 31, 2011 has been recorded as a reduction of interest owed to VHGI by WMT, as mentioned in Note 5.	176,700

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at March 31, 2011 is $1,497.	53,358

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note at 10% interest per annum and is due on demand. Accrued interest at March 31, 2011 is $10,509.	427,930

TOTAL			$ 669,425

Notes Receivable

The Private Access Note, in the amount of $1,500,000, is with an unrelated company and the loan bears interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013, with $159,000 of interest accrued as of March 31, 2011.  According to the terms of the Assignment and Assumption Agreement between VHGI (“Assignor”), Private Access, Inc. (“Private Access”) and the Company (“Assignee”), Assignor assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access to the Assignee.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by Assignor, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CEO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of March 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Series of funds advanced under two separate, unsecured lines of credit totaling $1 million both at 10% per annum; no maturity date; unused lines available at March 31, 2011 total $998,864. Accrued interest at March 31, 2011 is $37,219.	$1,136

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at March 31, 2011 is $39,565.	100,000

MLH, LLC	MLH, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at rate of 10% per annum with no maturity date. Accrued interest at March 31, 2011 is $3,100.	69,000

TOTAL			$170,136

As mentioned in Note 4 – “Asset Dispositions,” the principal balance of $400,000 WMT Note due to VHGI for the purchase of assets in February 2010 has been paid in full as of March 31, 2011.  The accrued interest related to the WMT Note had a remaining balance of $31,036 due as of March 31, 2011 and this amount was paid in April 2011.  In addition, there is remaining accrued interest of $35 due to a related party as of March 31, 2011 for debt paid prior to the end of the quarter.

During the first quarter of 2011, the Company issued common stock in payment of a portion of the debt owed to H.E.B., LLC.  The number of shares issued for the debt and the related loss on conversion is summarized below:

Related party	Number of shares	Amount of debt	Loss on conversion

H.E.B., LLC	4,169,213	$778,108	$1,389,882

Notes Payable

On December 28, 2010, a convertible promissory note was executed in the amount of $50,000 to an unrelated party.  Interest accrues on the note at 8% per annum and the maturity date of the note is September 30, 2011.  The total discount amount related to the note is $3,000, which is being amortized over the nine-month term of the loan, and the unamortized discount balance at March 31, 2011 is $1,982.  The total owed to this lender, net of discount, as of March 31, 2011 is $48,018.  The accrued interest balance as of this same date is $1,044.

On October 28, 2010, the Company executed four convertible promissory notes to unrelated parties with a combined total face amount of $390,000 and a funded amount of $250,000.  The maturity date for each of the notes was February 28, 2011 and there was no stated interest rate.   In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $202,800 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the note.  The remaining unamortized balance as of December 31, 2010 was $65,333 and this amount has been amortized and recorded as interest expense in the first quarter of 2011.  In addition, the discount amount of $140,000 has also been amortized over the term of the loan.    The unamortized balance as of December 31, 2010 was $94,640 and this amount has been fully amortized and recorded as interest expense in the first quarter 2011.  Upon the February 28, 2011 maturity date, $275,000 of the balance owed was converted into 1,100,000 shares of common stock at a market value of $836,000, resulting in a loss on settlement of $561,000.   The remaining balance owed on the notes was paid in cash and the balance owed is zero as of March 31, 2011.

As consideration for making the above mentioned loans, a combined total of 800,000 warrants were issued to the lenders to purchase shares of the Company’s common stock.  The warrants have an exercise price of $.25, $.50, $.75 and $1.00 in increments of 200,000, respectively.  All the warrants expire 5 years from the date of issuance. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model at each of the above mentioned exercise prices with the following factors:  (i) market price per share of the Company’s common stock on issuance date was $.38 (ii) volatility of 296% was calculated using the Company’s closing stock prices since October 2008 (iii) risk free rate of 2.15% based on the 1-year treasury rate. The $304,000 value of the warrants was recorded as a capital contribution and loan origination expense at the date of issuance.

On December 28, 2010, a promissory note in the amount of $50,000 was executed with an unrelated party. The terms of the note were as follows:  (i) interest rate of 12% (ii) maturity date of February 28, 2011(iii) issuance costs of $3,100 (iv) origination fee of 160,000 shares of common stock (v) collateral of 200,000 shares of the Company’s common stock to be held in escrow.  The total issuance costs of $3,100 and the market value of $56,000, for the shares issued as an origination fee, were expensed at inception due to the short term nature of the note.  The 200,000 total shares to be held in escrow for collateral were provided by a shareholder on behalf of the Company.  As of March 31, 2011, the total amount owed to this lender has been paid in full, including accrued interest, and the balance owed is zero.

In the first quarter of 2011, the Company issued convertible debt in the amount of $1,660,000 to various unrelated parties.  The terms of the debt are as follows:  (i) interest accrues at 10% per annum (ii) maturity date is six months from the date of issuance (iii) debt is secured by a first priority interest in the inventory of the Company and is senior to all other obligations of the Company (iv) conversion feature at execution of the debt instrument based on conversion rate of $0.40 per share, subject to adjustment.  The portion of the debt converted at execution was $47,000, with the issuance of 4,300,000 shares of the Company’s common stock.  As mentioned above, in accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $715,000 was calculated as the total value of the beneficial conversion feature, which is being amortized over the six-month term of the debt.  The amount amortized during the three month period ended March 31, 2011was $141,171 and the unamortized balance at March 31, 2011 is $573,829.  The total owed as of March 31, 2011, net of discount and common stock issued at execution of the debt instrument, is $1,044,671. The accrued interest balance as of this same date is $23,232.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt, and the unamortized balance at March 31, 2011 is $235,085.  The debt balance net of the discount is $459,915.  In addition, debt issuance costs of $102,850 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at March 31, 2011 is $80,684.  The debentures have a three (3) year life from the date of issuance.  Interest expense on the debentures has been accrued at 6% per annum and the accrued interest recorded as of March 31, 2011 is $34,259.

NOTE 7 – INTANGIBLE ASSETS

Marketing Contacts

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a 50% joint venture with A&Z Pharmaceutical, LLC (“A&Z”) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately-held wholesale distributor of pharmaceuticals formed in 1997.  A&Z’s customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East. The operations of Pharma Tech to date have been minimal; however, a sales order for Lebanon was received in April 2011 with others to follow in the second quarter.

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus will be on CellerateRX® and the agreement requires Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covers 20 countries throughout the Middle East and Northern Africa.  Pharma Tech placed orders with WCI during 2010 for sales of the CellerateRX product in Lebanon; however, the minimum sales amount was not obtained.  Our recent experience with international markets indicates that the sales process is much lengthier than anticipated and the impact on sales figures from the contacts in the Middle East can’t be accurately evaluated until the sales team has had 24 months to work through the government regulations regarding the sale of medical products.   Although other distributors are now able to sell the product in the region, the sales pipeline already developed in year one is expected to produce the minimum sales amount in 2011.  Orders were placed by Pharma Tech during the first quarter of 2011.

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

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805.  The financial statements of BioPharma have been consolidated with those of the Company and an intangible asset was recorded in the amount of $4,187,815 or approximately $.93 per common share issued on the date of acquisition.  The value of the intangible asset  assigned to the marketing contacts recorded by the Company is based on Level 3 input to our valuation methodology, which consists of models with significant unobservable market parameters.  We utilized a discounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset is ten years based on the automatic renewable five year term of the  Distribution Agreement.  The amount amortized for the three months ended March 31, 2011 was $104,695 resulting in a balance of  $628,171 in accumulated amortization as of March 31, 2011.  The balance of the intangible asset, net of accumulated amortization, is $3,559,644 as of March 31, 2011.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share, plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the three months ended March 31, 2011 was $12,758, resulting in a balance of  $76,548 in accumulated amortization as of March 31, 2011.  The balance of the intangible asset, net of accumulated amortization, is $433,762 as of March 31, 2011.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	March 31, 2011	December 31, 2010

Patent	$510,310	$510,310

Accumulated amortization	(76,548)	(63,790)

Patent, net of accumulated amortization	$433,762	$446,520

Marketing contacts	$4,187,815	$4,187,815

Accumulated amortization	(628,171)	(523,476)

Marketing contacts, net of accumulated amortization	$3,559,644	$3,664,339

Total intangibles, net of accumulated amortization	$3,993,406	$4,110,859

NOTE 8- STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of Series A Preferred Stock of the Company were converted into common stock. There are currently 5,000,000 shares of Preferred Stock authorized, with no shares of Series A Preferred Stock currently issued or outstanding.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 75,000 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Preferred Stock”). The Series B Preferred Stock ranks senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution.  Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate.  There are currently no shares of Series B Preferred Stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share.  These shares have full voting rights.  As of March 31, 2011, there were 55,456,772 shares of common stock issued and 55,452,683 shares outstanding.   At December 31, 2010, there were 41,316,930 shares of common stock issued and 41,312,841 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock.

During the three months ended March 31, 2011, the Company entered into various Subscription Agreements with unrelated parties (the “Investors”) to purchase 3,473,300 Units at a purchase price of $.25 per Unit (“Units”), with each Unit consisting of:   (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock (the “Warrants”).   One-half of the Warrant has an exercise price of $1.00 per share of common stock and one-half of the Warrant has an exercise price of $.50 per share of common stock.  The Warrants may be exercised at any time over a three-year period.  The total amount paid for the Units was $868,700, of which $434,350 was recorded for the sale of stock and $434,350 was recorded for the sale of warrants.

In addition, on March 31, 2011, the Company received $31,000 for Units purchased by Investors with the related shares of common stock issued subsequent to March 31, 2011.  Also on March 31, 2011, $22,500 of debt was to be converted into shares of common stock; however, the related shares of common stock were not issued until subsequent to March 31, 2011.  The total amount of $53,500 has been recorded as a stock subscription payable as of March 31, 2011 and the related shares of common stock were issued in April 2011.

2011 Omnibus Long-Term Incentive Plan

On March 9, 2011, the Company adopted, subject to shareholder approval, the 2011 Omnibus Long-Term Incentive Plan (the “Plan”) to offer competitive long-term incentive compensation opportunities as well as to align the interests of the participants with those of the Company’s shareholders.  Under the Plan, stock options, stock appreciation rights, restricted shares, and performance shares are to be awarded at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company.   In order for the Plan to become effective, shareholder approval must be obtained on or before March 8, 2012.

Warrants

A summary of the status of the warrants granted for the three month period ended March 31, 2011 and for the year ended December 31, 2010 and changes during the periods then ended is presented below:

	For the Year Ended December 31, 2010
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	1,299,769	$1.54
Granted	1,930,600	0.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	3,230,369	$1.07

	For the Three Months Ended March 31, 2011
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	3,230,369	$1.07
Granted	3,473,300	.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	6,703,669	$.90

	As of March 31, 2011 Warrants Outstanding			As of March 31, 2011 Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	2.6	$0.001	299,769	$0.001
0.25	200,000	4.6	0.25	200,000	0.25
0.50	2,314,450	3.0	0.50	2,314,450	0.50
0.75	200,000	4.6	0.75	200,000	0.75
1.00	2,689,450	2.9	1.00	2,689,450	1.00
2.00	1,000,000	1.8	2.00	1,000,000	2.00
$0.001-2.00	6,703,669	2.8	$0.90	6,703,669	$0.90

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2011, the Company:

•	Issued 4,169,213 shares of common stock valued at $2,167,991 for payment of debt to a related party in the amount of $778,108, resulting in a loss on settlement in the amount of $1,389,882.

•	Issued 1,100,000 shares of common stock valued at $836,000 for payment of debt to unrelated parties in the amount of $275,000, resulting in a loss on settlement in the amount of $561,000.

•
Issued 4,300,000 shares of common stock upon execution of debt instruments with a conversion feature at inception, based on fixed dollar conversion terms, which resulted in a $47,000 reduction of the initial $1,660,000 debt amount (see Note 5 “Notes Payable”).

•	Issued 200,000 shares of common stock for services rendered in the amount of $112,000.

•	Issued 3,473,300 shares of common stock for subscription agreements purchased in the amount of $868,700.

•	Issued 733,043 shares of common stock for debt related costs in the amount of $405,580.

•
Issued 164,286 shares of common stock in consideration for website production services in the amount of $100,214.  This amount has been capitalized and recorded as an addition to property and equipment as of March 31, 2011.

•	Recorded paid-in capital in the amount of $715,000 for the value of the beneficial conversion feature associated with the issuance of convertible promissory notes.

During the three months ended March 31, 2010, the Company:

●	In addition to the $100,000 initial cash payment, a note receivable (and the related debt) was purchased by issuing a $400,000 promissory note. The assets and liabilities purchased were as follows:

Senior secured promissory note receivable	$1,500,000
Related party note payable	$(1,000,000)

●	Issued 1,715,850 shares of common stock valued at $1,492,790 for payment of debt to related parties in the amount of $772,133, resulting in a loss on settlement in the amount of $720,657.

●	Issued 95,000 shares of common stock for services rendered valued at $70,050.

Actual amounts paid for interest and income taxes are as follows for the three months ended March 31:

	2011	2010

Interest	$24,585	$-

Income taxes	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and there were no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

Unless otherwise indicated, we use “WMT,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of Wound Management Technologies, Inc.

The Company markets and sells the patented CellerateRX® product in the expanding advanced wound care market, particularly with respect to diabetic wound applications.  As a result of aging populations and the increase of diabetes around the globe, treatment of wounds in diabetic patients is one of the most serious issues faced in healthcare today.

CellerateRX’s activated collagen (approximately 1/100th the size of native collagen) delivers the essential benefits of collagen to a wound immediately, where other forms of native, intact collagen in commercially available products require time for the body to prepare the collagen for use in the wound healing process. We believe CellerateRX is an ideal product to help the diabetic community with their wound issues and our goal in 2010 was to develop a sales engine for our existing line of wound care products  in order to accelerate  our sales and revenues for 2011 and thereafter.  Here is a brief recap of some key accomplishments over the past year:

➢
We created a channel map and identified major areas of new opportunities from retail sales, since our products do not require a prescription.  We have gained customers in all of these areas, which include:

•	hospitals
•	health systems
•	pharmacies
•	podiatrists
•	surgeons
•	home health care
•	wound care centers

➢	We hired a Sr. VP of Sales & Marketing and hired a small direct sales team (5 people) to grow customer awareness and sales.

➢
As disclosed in our Form 8-K filing on April 14, 2011, we announced a strategic channel partner, Juventas, LLC (“Juventas”), who purchased the exclusive right to sell the CellerateRX powder products in North America.  Juventas is an affiliate of Biomet Texas, Ltd. and is the largest Biomet distributor. This multi-year agreement has escalating target sales, with 2012’s minimum sales of CellerateRX® powder set at $9 million, in order for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder.

➢
By December 2010, we had ten VA hospitals using CellerateRX and in December 2010 we engaged Government Marketing and Procurement to assist us with procuring more VA hospitals and getting on their GSA schedule.

➢
In 2010, we signed a distribution agreement with MED3TV to market CellerateRX 28g gel via TV spots.  In March 2011, the TV spot campaigns began to air and our sales have increased.  In addition to sales, these programs are increasing the awareness of the unique capabilities of CellerateRX among patients and providers.

➢
 After two plus years of work, in 2010, CellerateRX received government approvals and reimbursement codes for sales in South Africa and sales are steadily building.  Other distribution began in The Bahamas and Central America. The CE mark for European distribution is closer to completion and our Italian distribution partner is poised to begin marketing.  Contract negotiations are underway in many other countries as well.

➢
PharmaTech International, our joint venture for sales in the Middle East, has been working diligently in the region to gain necessary government and health system approvals.   In April 2011, we announced a new order for Lebanon, and we are expecting more to follow both in Lebanon and throughout the region.

While we have been commercializing the CellerateRX business, we have also been strategically planning the market launch of a resorbable bone wax and delivery system for orthopedic bone void fillers through our Resorbable subsidiary.   In addition, the secure healthcare communication products to be offered by eHealth were featured in the Interoperability Showcase at the Health Information Systems Society meeting in February 2011 in Orlando, Florida.

One of our challenges in 2010 was to secure adequate financing for inventory to meet anticipated product order growth, and we were successful in accomplishing that goal in the first quarter of 2011.

Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010:

Revenues.  The Company generated revenues for the three months ended March 31, 2011 of $935,412, as compared to revenues of $66,960 for the three months ended March 31, 2010, or a 1,303% increase in revenues.  As mentioned above, there were concentrated sales efforts in 2010, which continued into the first quarter 2011, and this increase in revenues is the direct result of those efforts.   In addition, we received a $500,000 payment from the sale of certain distribution rights to the CellerateRX powder product, as mentioned above.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2011 were $94,418, as compared to costs of revenues of $20,397 for the three months ended March 31, 2010, or a 363% increase in cost of goods sold.  The increase is the result of the increase in revenues mentioned above.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2011 were $1,057,943, as compared to G&A expenses of $387,843 for the three months ended March 31, 2010, or a 173% increase in G&A expenses.  The increase in expenses is due to the additional costs incurred to obtain new funding for the Company and the additional costs associated with the new sales force.

Interest Income.   Interest income was $49,441 for the three months ended March 31, 2011, as compared to $25,994 for the three months ended March 31, 2010, or a 90% increase. The increase is primarily due to the interest income earned on funds loaned by the Company to third parties.

Interest expense.  Interest expense was $366,421 for the three months ended March 31, 2011, as compared to $90,354 for the three months ended March 31, 2010, or an increase of 306%.   As mentioned above, new funding for the Company was obtained in the first quarter 2011, which has resulted in additional interest expense.  A portion of this interest is for amortization of the beneficial conversion portion of debt with an equity component.

Loss on debt settlement.   The loss on settlement was $1,950,882 for the three months ended March 31, 2011, as compared to $720,657 for the three months ended March 31, 2010, or a 171% increase. The increase is due to additional convertible debt incurred in 2010 and early 2011, which started maturing this quarter.  With an increase in the stock price in the first quarter of 2011, as compared to the average 2010 stock price, many lenders are opting for stock conversion rather than cash payments on debt settlement.

Net loss. We had a net loss for the three months ended March 31, 2011 of $2,743,921, as compared to a net loss of $1,244,507 for the three months ended March 31, 2010, or an increase in loss of 120%.   Although we experienced higher gross profit in 2011, the expense associated with obtaining the debt to finance our growth has exceeded the profit generated by the increased sales.  As we move into the second half of 2011, we expect to see our revenues exceed the cost of doing business.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $1,531,932 for the three months ended March 31, 2011, and $449,899 for the three months ended March 31, 2010.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2011, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Commitments

Federal Payroll Taxes.  The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  As of March 31, 2011, unpaid payroll taxes total approximately $172,484 and related penalties and interest approximated $209,232 computed through March 31, 2011. These liabilities have been recorded as accrued liabilities and general and administrative expenses at March 31, 2011.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.

Inventory Contract.  The December 31, 2010 balance of $107,150 for the CellerateRX order that was placed in September 2010 was paid and shipped on February 16, 2011. WCI placed a CellerateRX Gel order in the amount of $183,995 on March 29, 2011, which is recorded as an asset in the “Prepaid and Other Assets” account at March 31, 2011.

Royalty Agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2010 was $428,238 and, on March 14, 2011, the Company paid $375,000 to Applied.  The balance owed to Applied is $69,915 as of March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011,pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2011 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

In January 2011, the Company issued 200,000 shares of common stock upon execution of debt instruments with a conversion feature at inception, based on fixed dollar conversion terms, resulting in a reduction of principal in the amount of $4,000.

In February 2011, the Company issued 2,660,500 shares of common stock for subscription agreements purchased in the amount of $665,500.

In February 2011, the Company issued 4,169,213 shares of common stock for conversion of related party debt in the amount of $778,108.

In February 2011, the Company issued 200,000 shares of common stock for consulting services received valued at $112,000 and 375,000 shares of common stock for debt related costs valued at $210,500.

In February 2011, the Company issued 2,575,000 shares of common stock upon execution of debt instruments with a conversion feature at inception, based on fixed dollar conversion terms, resulting in a reduction of principal in the amount of $27,750.

In March 2011, the Company issued 358,043 shares of common stock for debt related costs valued at $195,080.

In March 2011, the Company issued 812,800 shares of common stock for subscription agreements purchased in the amount of $203,200.

In March 2011, the Company issued 164,286 shares of common stock in consideration for website production services in the amount of $100,214.

In March 2011, the Company issued 1,100,000 shares of common stock for conversion of debt with unrelated parties in the amount of $275,000.

In March 2011, the Company issued 1,525,000 shares of common stock upon execution of debt instruments with a conversion feature at inception, based on fixed dollar conversion terms, resulting in a reduction of principal in the amount of $15,250.

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

None.

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

10.1
Distribution Agreement, dated March 8, 2011, between Wound Care Innovations, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2011)

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: May 16, 2011	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer