Form 10-Q
period 2011-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2011-08-22
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011, 56,910,772 shares of the Issuer's $.001 par value common stock were issued and 56,906,683 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and
December 31, 2010 (Audited)	2

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 1A Risk Factors	20

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3. Defaults upon Senior Securities	21

ITEM 4. Removed and reserved

ITEM 5. Other Information	21

ITEM 6. Exhibits	21

Signatures	23

PART I – FINANCIAL INFORMATION

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) and DECEMBER 31, 2010 (AUDITED)

ASSETS	June 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$206,335	$50,835
Accounts Receivable, net	122,713	450,142
Inventory, net	297,125	290,034
Notes Receivable - Related Parties	2,345,509	13,782
Accrued Interest - Related Parties	109,058	45,299
Total Current Assets	3,080,740	850,092

LONG-TERM ASSETS:
Property and Equipment, net		806
Intangible Assets, net	3,875,952	4,110,859
Deferred Loan Costs	91,754	89,170
Prepaid and Other Assets	283,569	107,150
Note Receivable	1,750,000	1,500,000
Accrued Interest	194,167	125,250
Total Long-Term Assets	6,195,442	5,933,235

TOTAL ASSETS	$9,276,182	$6,783,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$314,846	$321,352
Accrued Royalties	75,502	428,238
Accrued Liabilities	551,169	458,218
Accrued Interest - Related Parties	86,296	101,815
Accrued Interest	84,240	23,945
Notes Payable - Related Parties	346,650	1,818,561
Notes Payable, net of discount	1,595,176	327,060
Stock Subscription Payable	337,750	-
Total Current Liabilities	3,391,629	3,479,189

LONG-TERM LIABILITIES
Debentures, net of discount	484,646	435,346
TOTAL LIABILITIES	3,876,275	3,914,535

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 56,910,772 issued and 56,906,683 outstanding as of June 30, 2011 and 41,316,930 issued and 41,312,841 outstanding as of December 31, 2010	56,910	41,317
Additional Paid-in Capital	34,288,818	26,056,408
Stock Subscription Receivable	(66,074)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(28,867,708)	(22,924,820)
Total Stockholders' Equity	5,399,907	2,868,792
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$9,276,182	$6,783,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$227,896	$114,977	$1,163,110	$180,957

COST OF GOODS SOLD	84,736	28,419	179,153	48,814

GROSS PROFIT	143,160	86,558	983,957	132,143

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	793,583	587,534	1,808,186	975,380
Depreciation / Amortization	117,774	117,939	235,713	235,878
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(768,197)	(618,915)	(1,059,942)	(1,079,115)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	569,000	(12,017)	(1,381,882)	(732,674)
Debt Related Expense	(2,858,076)	-	(3,042,576)	-
Interest Income	86,260	43,633	135,701	68,753
Interest Expense	(227,768)	(75,707)	(594,189)	(166,061)

LOSS BEFORE INCOME TAXES	(3,198,781)	(663,006)	(5,942,888)	(1,909,097)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET LOSS	$(3,198,781)	$(663,006)	$(5,942,888)	$(1,909,097)

Basic and diluted loss per share of common stock	$(0.06)	$(0.02)	$(0.12)	$(0.06)

Weighted average number of common shares outstanding	56,291,804	35,038,079	51,384,860	34,494,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(5,942,888)	$(1,909,097)
Adjustments to reconcile net loss to net cash provided (used) in operating activites:
Depreciation and amortization	235,713	235,878
Amortization of discounts and deferred costs	393,583	(68,214)
Stock issued for debt related costs	3,163,580	-
Stock issued as payment for services	161,600	218,282
Non-cash debt related costs	332,750
Loss on debt settlement	1,381,882	732,674
Non-cash expenses	173,029	22,019
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	320,710	(41,782)
(Increase) decrease in inventory	(7,091)	24,294
(Increase) decrease in accrued interest receivable - related parties	(63,759)	(12,502)
(Increase) decrease in accrued interest receivable	(68,917)	(56,250)
(Increase) decrease in prepaids and other assets	(76,205)	9,234
Increase (decrease) in accrued royalties	(352,736)	4,838
Increase (decrease) in accounts payable	(6,506)	23,732
Increase (decrease) in accrued liabilities	92,951	(25,518)
Increase (decrease) in accrued interest payable - related parties	15,517	94,881
Increase (decrease) in accrued interest payable	60,295	(2,151)
Net cash flows provided (used) in operating activities	(186,492)	(749,682)

Cash flows from investing activities:
Cash paid in acquisitions	-	(100,000)
Purchase of notes receivable - related parties	(4,855,566)	(798,500)
Proceeds from notes receivable - related parties	2,741,715	297,363
Net cash flows used in investing activities	(2,113,851)	(601,137)

Cash flows from financing activities:
Net change in overdraft	-	-
Proceeds from notes payable - related parties	722,943	875,796
Payments on notes payable - related parties	(1,576,968)	(39,481)
Proceeds from notes payable	3,128,500	310,000
Payments on notes payable	(925,332)	(414,102)
Proceeds from debentures	-	495,000
Proceeds from sale of stock	944,700	149,998
Proceeds from stock subscriptions receivable	157,000	-
Proceeds from stock subscriptions payable	5,000	-
Net cash flows provided by financing activities	2,455,843	1,377,211

Increase in cash	155,500	26,392

Cash and cash equivalents, beginning of period	50,835	(4,363)
Cash and cash equivalents, end of period	$206,335	$22,029

Cash paid during the period for:
Interest	$57,985	$-
Income Taxes	-	-

Supplemental Non-cash investing and financing activities:
Common stock issued for services	$161,600	$218,282
Common stock issued for debt conversion	$1,381,882	$1,512,307
Amortized discount on notes payable	$325,367	$3,316
Common stock issued for debt related costs	$3,163,580	$-
Amortized discount on debentures	$49,300	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,”  “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of June 30, 2011 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2010 and December 31, 2009, included in the Company’s Annual Report on Form 10-K.  The accompanying audited consolidated balance sheet as of December 31, 2010 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

There are no financial instruments existing at June 30, 2011 that are subject to fair value measurement.  Our intangible assets have been valued using this accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock. Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

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

Distribution Agreement

As disclosed in our Form 8-K filing on April 14, 2011, Juventas, LLC (“Juventas”) purchased the exclusive right to sell the CellerateRX powder products in North America.  Juventas is an affiliate of Biomet Texas, Ltd. and is the largest Biomet distributor. This multi-year agreement has escalating sales requirements for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder, which was recorded as revenue in the first quarter of 2011.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of June 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $800,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at June 30, 2011 is $46,286. Available line as of June 30, 2011 is $785,887.	$14,113

VHGI Holdings, Inc.	Scott Haire is an director and officer of WMT and VHGI	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at June 30, 2011 is $3,682.	145,664

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at June 30, 2011 is $1,498.	0

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note at 10% interest per annum and is due on demand. Accrued interest at June 30, 2011 is $57,592.	2,185,732

TOTAL			$2,345,509

Notes Receivable

The Private Access Note, in the amount of $1,500,000, is with an unrelated company and the loan bears interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013, with $193,125 of interest accrued as of June 30, 2011.  According to the terms of the Assignment and Assumption Agreement between VHGI (“Assignor”), Private Access, Inc. (“Private Access”) and the Company (“Assignee”), Assignor assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access to the Assignee.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by Assignor, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

The Company has five $50,000 5% secured notes, with the same unrelated party for a total balance of $250,000.  The notes were received as part of the June 21, 2011 note payable and warrant purchase agreement (see note 5).  Each $50,000 5% secured note receivable has a maturity date 49 months from the initial funding.  As of June 30, 2011, $1,042 of interest receivable has been accrued.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CEO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of June 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Series of funds advanced under three separate, unsecured lines of credit totaling $1.3 million at 10% per annum; no maturity date; unused lines available at June 30, 2011 total $1,153,993. Accrued interest at June 30, 2011 is $38,455.	$146,007

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at June 30, 2011 is $44,131.	200,643

TOTAL			$346,650

As mentioned in Note 3 – “Significant Transactions,” the principal balance of $400,000 WMT Note due to VHGI for the purchase of assets in February 2010 was paid in full as of March 31, 2011.  The accrued interest related to the WMT Note had a remaining balance of $31,036 due as of March 31, 2011 and this amount was paid in April 2011.

There is remaining accrued interest of $3,710 due to related parties as of June 30, 2011 for debt paid prior to the end of the quarter.

During the first quarter of 2011, the Company issued common stock in payment of a portion of the debt owed to H.E.B., LLC.  During the second quarter of 2011, the Company issued common stock in payment of a portion of the debt owed to Commercial Holding AG, LLC.  The number of shares issued for the debt and the related loss on conversion is summarized below:

Related party	Number of shares	Amount of debt	Loss on conversion

H.E.B., LLC	4,169,213	$778,108	$1,389,882

Commercial Holding AG, LLC	300,000	$186,000	$ 0

Notes Payable

In the first quarter of 2011, the Company issued debt in the amount of $1,660,000 to various unrelated parties.  The terms of the debt are as follows:  (i) interest accrues at 10% per annum; (ii) maturity date is six months from the date of issuance; and (iii) debt is secured by a first priority interest in the inventory of the Company and is senior to all other obligations of the Company.   Additionally, the Company agreed to issue a total of 4,150,000 shares of common stock to the lenders at a price of $0.01 per share, the value of which reduced the balance of the notes payable. The Company issued 3,900,000 of the shares in the first quarter of 2011 and recorded the difference between the fair market value of the stock and the $39,000 reduction in notes payable as a loan origination fee in the amount of $2,276,250.  The remaining 250,000 shares were issued in the second quarter of 2011 and a loan origination fee in the amount of $153,750 was recorded in addition to a $2,500 reduction to the notes payable.  The total owed to these lenders as of June 30, 2011 is $1,305,168.  As of the date of this filing $371,111 of this balance is in default.  As of June 30, 2011 the accrued interest balance is $27,626.
On May 27, 2011 the Company executed a senior promissory note in the amount of $125,000 to an unrelated party.  The principal and accrued interest, at 10% per annum, is due on August 27, 2011.  As of June 30, 2011 the accrued interest balance is $2,089.

On June 17, 2011, the Company executed three senior promissory notes to unrelated parties in the total amount of $250,000. The terms of the debt are as follows: (i) interest accrues at 12% per annum; (ii) maturity date is three months a from the date of issuance; (iii) the Company will issue 475,000 shares of common stock; and (iv) the Company will issue to the Lenders five-year warrants to purchase 475,000 shares of common stock at a price of $0.60 per share.  The fair market value of the 475,000 Common Shares to be issued has been recorded as a loan origination fee in the amount of $332,750.  The stock will be issued in the third quarter of 2011. The Company measured the fair value of the warrants and recorded a 100% discount against the principal of the notes. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of June 30, 2011 is 214,674. The accrued interest payable balance on the notes as of June 30, 2011 is $917.

Convertible Notes Payable

On October 28, 2010, the Company executed four convertible promissory notes to unrelated parties with a combined total face amount of $390,000 and a funded amount of $250,000.  The maturity date for each of the notes was February 28, 2011 and there was no stated interest rate.   In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $202,800 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the note.  The remaining unamortized balance as of December 31, 2010 was $65,333 and this amount has been amortized and recorded as interest expense in the first quarter of 2011.  In addition, the discount amount of $140,000 has also been amortized over the term of the loan.    The unamortized balance as of December 31, 2010 was $94,640 and this amount has been fully amortized and recorded as interest expense in the first quarter 2011.  Upon the February 28, 2011 maturity date, $275,000 of the balance owed was converted into 1,100,000 shares of common stock.   An additional $20,000 of the balance owed was arranged to be converted into 80,000 shares of common stock which were issued in the second quarter of 2011. The remaining balance owed on the notes was paid in cash in March of 2011 and the balance owed as of June 30, 2011 is zero.

As consideration for making the above mentioned loans, a combined total of 800,000 warrants were issued to the lenders to purchase shares of the Company’s common stock.  The warrants have an exercise price of $.25, $.50, $.75 and $1.00 in increments of 200,000, respectively.  All the warrants expire 5 years from the date of issuance. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model at each of the above mentioned exercise prices with the following factors:  (i) market price per share of the Company’s common stock on issuance date was $.38; and (ii) volatility of 296% was calculated using the Company’s closing stock prices since October 2008; and (iii) risk free rate of 2.15% based on the 1-year treasury rate. The $304,000 value of the warrants was recorded as a capital contribution and loan origination expense at the date of issuance.

On December 28, 2010, a convertible promissory note was executed in the amount of $50,000 to an unrelated party.  Interest accrues on the note at 8% per annum and the maturity date of the note is September 30, 2011. The note is convertible into shares of the Company’s common stock at a 45% discount.  The total discount amount related to the note is $3,000, which is being amortized over the nine-month term of the loan, and the unamortized discount balance at June 30, 2011 is $985.  The total owed to this lender, net of discount, as of June 30, 2011 is $49,015.  The accrued interest balance as of this same date is $2,056.

On April 4, 2011 and May 20, 2011, the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $50,000 and $30,000, respectively.  The principal and accrued interest on each note, at 8% per annum, is due nine months from date of execution.

In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $77,418 was calculated as the total value of the beneficial conversion feature. The discount is being accreted to interest expense over the term of the notes using the effective interest method.  The remaining unamortized balance as of June 30, 2011 is $57,847.  The accrued interest payable on the notes as of the same date is $1,078.

On January 10, 2011, the Company executed two promissory notes to two unrelated parties in the amount of $50,000 each.  The notes and interest, accrued at 24% per annum, are due two months from the issuance date. An additional note payable in the amount of $100,000 with the same terms was issued to a third party on January 14, 2011.  The Company issued a total of 400,000 shares of common stock in the first quarter for a total reduction to the notes payable in the amount of $8,000.  The remaining note balances including $8,000 of accrued interest were paid in full as of March 31, 2011.

On June 9, 2011, the Company executed three convertible promissory notes to unrelated parties in the total amount of $300,000.  The notes accrue interest at 10% and mature six months from the issue date.  The notes are convertible into shares of the Company’s common stock at the lesser of $0.40 per share or 50% of the lowest bid price in the five days preceding the conversion date. In addition, the Company issued to such investors a total of 999,999 three-year detachable warrants to purchase shares of common stock at an exercise price of $0.40 per share.

The Company measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes.  The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of June 30, 2011 is $195,244. The accrued interest payable balance as of the same date is $1,808.

On June 21, 2011, the Company entered into a note and warrant purchase agreement whereby the Company issued and sold, and an unrelated party purchased: (i) a convertible promissory note of the Company in the principal amount of $560,000 bearing a 12% interest rate (ii) and two warrants, each giving the holders the right to purchase 250,000 shares of common stock. Additionally upon closing, the Company issued to the lender 100,000 shares of common stock of the Company valued at $60,000 as a loan origination fee. The maturity date of the company note is June 21, 2015.  In consideration for the issuance and sale of the Company Note and warrants, the lender paid cash in the amount of $250,000 and issued five $50,000 5% secured notes, each with a maturity date 49 months from the initial funding date.  The $60,000 variance between the face value of the note and the funds received represents a 9.1% original issue discount of $50,000 and a $10,000 payment obligation with respect to certain fees and expenses.

The company note is convertible into shares of the Company’s common stock, at the option of the lender, at a price per share equal to (a) the principal and interest to be converted divided by (b) 70% of the lowest trade price for the thirty (30) trading days immediately preceding conversion. The principal and interest subject o conversion under this Note shall be eligible for conversion in tranches (“Tranches”), as follows: (1) an initial Tranche in an amount equal to $310,000 and any interest or fees accrued thereon under the terms of the Company Note or the other Transaction Documents., and (5) additional subsequent Tranches each in an amount equal to $50,000 and any interest or fees accrued thereon.  The first Tranche of $310,000, representing the amounts paid by the investor upon the closing of the transaction, may be converted at the lender’s option at any time.  The lender’s right to convert any of the subsequent Tranches is conditioned upon the lender’s payment of the corresponding 5% secured note.  Accordingly, principal and interest under the Company Note may only be converted by the lender in proportion to the amounts paid under each of the 5% secured notes.

Both warrants are exercisable for a period of five years from the initial funding date, and entitle the investor to purchase 250,000 shares of common stock.  The first warrant is exercisable at $0.50 per share and the second at $1.00 per share.

The Company measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a discount against the principal of the note. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of June 30, 2011 is $606,242.  The accrued interest payable balance on the note as of the same date is $3,866.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt, and the unamortized balance at June 30, 2011 is $210,354.  The debt balance net of the discount is $484,646.  In addition, debt issuance costs of $102,850 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at June 30, 2011 is $72,144.  The debentures have a three (3) year life from the date of issuance.  Interest expense on the debentures has been accrued at 6% per annum and the accrued interest recorded as of June 30, 2011 is $44,800.

NOTE 6 – INTANGIBLE ASSETS

Marketing Contacts

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a 50% joint venture with A&Z Pharmaceutical, LLC (“A&Z”) to form Pharma Technology International, LLC (“Pharma Tech”).   A&Z is a privately-held wholesale distributor of pharmaceuticals formed in 1997. A&Z’s customer base includes tertiary hospitals, medical institutions, and governmental agencies located in the United States, South America, Europe and the Middle East. The operations of Pharma Tech to date have been minimal; however, a sales order for Lebanon was received in April 2011 with others to follow.

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus will be on CellerateRX® and the agreement requires Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covers 20 countries throughout the Middle East and Northern Africa.  Pharma Tech placed orders with WCI during 2010 for sales of the CellerateRX product in Lebanon; however, the minimum sales amount was not obtained.  Our recent experience with international markets indicates that the sales process is much lengthier than anticipated and the impact on sales figures from the contacts in the Middle East can’t be accurately evaluated until the sales team has had 24 months to work through the government regulations regarding the sale of medical products.   Although other distributors are now able to sell the product in the region, the sales pipeline already developed in year one is expected to produce the minimum sales amount in 2011.  Orders were placed by Pharma Tech during both the first and second quarters of 2011.

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

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805.  The financial statements of BioPharma have been consolidated with those of the Company and an intangible asset was recorded in the amount of $4,187,815 or approximately $.93 per common share issued on the date of acquisition.  The value of the intangible asset  assigned to the marketing contacts recorded by the Company is based on Level 3 input to our valuation methodology, which consists of models with significant unobservable market parameters.  We utilized a discounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset is ten years based on the automatic renewable five year term of the  Distribution Agreement.  The amount amortized for the six months ended June 30, 2011 was $209,392 resulting in a balance of  $732,868 in accumulated amortization as of  June 30, 2011.  The balance of the intangible asset, net of accumulated amortization, is $3,454,947 as of June 30, 2011.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share, plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the six months ended June 30, 2011 was $25,515, resulting in a balance of  $89,304 in accumulated amortization as of June 30, 2011.   The balance of the intangible asset, net of accumulated amortization, is $421,005 as of June 30, 2011.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	June 30, 2011	December 31, 2010

Patent	$510,310	$510,310

Accumulated amortization	(89,305)	(63,790)

Patent, net of accumulated amortization	$421,005	$446,520

Marketing contacts	$4,187,815	$4,187,815

Accumulated amortization	(732,868)	(523,476)

Marketing contacts, net of accumulated amortization	$3,454,947	$3,664,339

Total intangibles, net of accumulated amortization	$3,875,952	$4,110,859

NOTE 7- STOCKHOLDERS’ EQUITY

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share.  These shares have full voting rights.  As of June 30, 2011, there were 56,910,772 shares of common stock issued and 56,906,683 shares outstanding.   At December 31, 2010, there were 41,316,930 shares of common stock issued and 41,312,841 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock.

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

In addition, during the three months ended march 31, 2011, the Company issued 4,169,213 shares of common stock in payment of related party debt in the amount of $778,108 and 5,400,000 shares of common stock in payment of unrelated party debt in the amount of $322,000.  The Company also issued 164,286 shares of common stock as payment for cable television spots and 200,000 shares in payment of consulting and services.    Debt related costs in the amount of $405,580 were paid with the issuance of 733,043 shares of common stock.

During the three months ending June 30, 2011, the Company entered into various Subscription Agreements to various unrelated parties and issued 244,000 shares of common stock and 260,000 warrants, half with an exercise price of $1.00 and half with an exercise price of $0.50 in consideration for payments of $76,000 in the aggregate. The Company also issued 80,000 shares for consulting services with a value of $49,600 and 400,000 shares of stock in payment of placement fees with a value of $268,000. The Company issued an additional 300,000 shares in payment of related party debt and 80,000 shares in payment of unrelated party debt.  The company also issued 350,000 shares for loan origination fees.

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

Warrants

A summary of the status of the warrants granted for the six month period ended June 30, 2011 and for the year ended December 31, 2010 and changes during the periods then ended is presented below:

	For the Year Ended December 31, 2010
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	1,299,769	$1.54

Granted	1,930,600	0.75

Exercised	-	-

Forfeited	-	-

Expired	-	-

Outstanding at end of period	3,230,369	$1.07

	For the Six Months Ended June 30, 2011
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	3,230,369	$1.07

Granted	5,708,299	.68

Exercised	-	-

Forfeited	-	-

Expired	-	-

Outstanding at end of period	8,938,668	$.82

	As of June 30, 2011			As of June 30, 2011
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	1.5	$0.001	299,769	$0.001
0.25	200,000	4.3	0.25	200,000	0.25
0.40	999,999	3.0	0.40	999,999	0.40
0.50	2,694,450	3.1	0.50	2,694,450	0.50
0.60	475,000	5.0	0.60	475,000	0.60
0.75	200,000	4.3	0.75	200,000	0.75
1.00	3,069,450	2.8	1.00	3,069,450	1.00
2.00	1,000,000	1.8	2.00	1,000,000	2.00
$0.001- 2.00	8,938,668	2.9	$0.82	8,938,668	$0.82

NOTE 8 - SUBSEQUENT EVENTS

To date, the Company made principal payments in the amount of $387,250 on promissory notes with unrelated parties.

On July 13, 2011 the Company executed a promissory note in the amount of $40,000 to an unrelated party. The principal and accrued interest on this note, accrued at 8% per annum, is due April 18, 2012.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items mentioned above there are no events to disclose.

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

The following discussion and analysis of our financial condition is as of June 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Three months ended June 30, 2011 compared with the three months ended June 30, 2010:

Revenues.  The Company generated revenues for the three months ended June 30, 2011 of $227,896, as compared to revenues of $114,977 for the three months ended June 30, 2010, or a 98% increase in revenues.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2011 were $84,736, as compared to costs of revenues of $28,419 for the three months ended June 30, 2010, or a 198% increase in cost of goods sold.  The increase is the result of the Company’s increased cost of product.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2011 were $793,583, as compared to G&A expenses of $587,534 for the three months ended June 30, 2010, or a 35% increase in G&A expenses.  The increase in expenses is due to the additional costs incurred to obtain new funding for the Company.

Interest Income.   Interest income was $86,260 for the three months ended June 30, 2011, as compared to $43,633 for the three months ended June 30, 2010, or a 98% increase. The increase is primarily due to the interest income earned on funds loaned by the Company to third parties.

Interest expense.  Interest expense was $227,768 for the three months ended June 30, 2011, as compared to $75,707 for the three months ended June 30, 2010, or an increase of 201%.   As mentioned above, new funding for the Company was obtained in the 2nd quarter 2011, which has resulted in additional interest expense.  A portion of this interest is for amortization of the beneficial conversion portion of debt with an equity component.

Debt related expense.  Debt related expense was $2,858,076 for the three months ended June 30, 2011. This expense is due primarily to loan origination costs paid with stock issuances in the second quarter.  No such loan origination costs were incurred in the three months ended June 30, 2010.

Gain/Loss on debt settlement.   The gain on settlement was $569,000 for the three months ended June 30, 2011, as compared to a loss of $12,017 for the three months ended June 30, 2010.  The gain is the result of corrections to the loss on debt settlement recorded in the first quarter of 2011.  There is no loss on debt settled related to transactions in the three months ending June 30, 2011.

Net loss. We had a net loss for the three months ended June 30, 2011 of $3,198,781, as compared to a net loss of $663,006 for the three months ended June 30, 2010, or an increase in loss of 382%.   Although we experienced higher gross profit in 2011, the expense associated with obtaining the debt to finance our growth has exceeded the profit generated by the increased sales.  As we move into the second half of 2011, we expect to see our revenues exceed the cost of doing business.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $2,455,843 for the six months ended June 30, 2011, and $ 1,377,211 for the six months ended June 30, 2010.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2011, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Commitments

Federal Payroll Taxes.  The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  As of June 30, 2011, unpaid payroll taxes total approximately $123,577 and related penalties and interest approximated $214,319 computed through June 30, 2011. These liabilities have been recorded as accrued liabilities and general and administrative expenses at June 30, 2011.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.

Inventory Contract.  The December 31, 2010 balance of $107,150 for the CellerateRX order that was placed in September 2010 was paid and shipped on February 16, 2011. WCI placed one order in March 2011 that was reduced from $184,000 to $92,000. Two orders for CellerateRX Gel were placed in June 2011, for a total amount of $141,500 which is recorded as an asset in the “Prepaid and Other Assets” account at June 30, 2011.

Royalty Agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2010 was $428,238 and, on March 14, 2011, the Company paid $375,000 to Applied.  The balance owed to Applied is $75,502 as of June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011,pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended June 30, 2011 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

In April 2011, the Company issued 400,000 shares of common stock for placement fee cost valued at $268,000.

In April 2011, the Company issued 250,000 shares of common stock for loan origination costs valued a $153,750.

In April 2011, the Company issued 20,000 shares of common stock for subscription agreements purchased in the amount of $5,000.

In May 2011, the Company issued 80,000 shares of common stock for unrelated party debt reduction in the amount of $20,000.

In May 2011, the Company issued 80,000 shares of common stock for services valued at $49,600.

In May 2011, the Company issued 300,000 shares of common stock for related party debt reduction in the amount of $186,000.

In May 2011, the Company issued 224,000 shares of common stock for subscription agreements purchased in the amount of $71,000.

In June 2011, the Company issued 100,000 shares of common stock in payment of loan origination fee of $60,000 and issued a note for $560,000 with the initial funding of $250,000.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.

2.1
Agreement and Plan of Merger, dated as of September 17, 2009, by and among BioPharma Management Technologies, Inc., a Texas corporation, certain shareholders thereof, Wound Management Technologies, Inc., a Texas corporation, and BIO Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2009)

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: August 15, 2011	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer