Form 10-Q/A
period 2011-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2011-09-09
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

The purpose of this Amendment No. 1 to Wound Management Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1
Distribution Agreement, dated March 8, 2011, between Wound Care Innovations, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).
32.1
Certification pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: September 9, 2011	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer