Form 10-Q
period 2011-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2011-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of September 30, 2011, 58,031,375 shares of the Issuer's $.001 par value common stock were issued and 58,027,286 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and
December 31, 2010 (Audited)	2

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	21

ITEM 1A Risk Factors	21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults upon Senior Securities	22

ITEM 4. Removed and reserved

ITEM 5. Other Information	22

ITEM 6. Exhibits	22

Signatures	23

PART I – FINANCIAL INFORMATION

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) and DECEMBER 31, 2010 (AUDITED)

ASSETS	September 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$105,821	$50,835
Accounts Receivable, net	74,547	450,142
Inventory, net	412,608	290,034
Notes Receivable - Related Parties	1,104,008	13,782
Accrued Interest - Related Parties	101,366	45,299
Total Current Assets	1,798,350	850,092

LONG-TERM ASSETS:
Property and Equipment, net	-	806
Intangible Assets, net	3,758,500	4,110,859
Deferred Loan Costs	81,943	89,170
Prepaid and Other Assets	156,869	107,150
Note Receivable	1,750,000	1,500,000
Accrued Interest	231,388	125,250
Total Long-Term Assets	5,978,700	5,933,235

TOTAL ASSETS	$7,777,050	$6,783,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$226,341	$321,352
Accrued Royalties	334,488	428,238
Accrued Liabilities	547,155	458,218
Accrued Interest - Related Parties	92,837	101,815
Accrued Interest	108,155	23,945
Notes Payable - Related Parties	419,577	1,818,561
Notes Payable, net of discount	721,007	327,060
Stock Subscription Payable	5,000	-
Total Current Liabilities	2,454,560	3,479,189

LONG-TERM LIABILITIES
Debentures, net of discount	509,649	435,346
TOTAL LIABILITIES	2,964,209	3,914,535

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-

Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-

Common Stock: $.001 par value; 100,000,000 shares authorized; 58,031,375 issued and 58,027,286 outstanding as of September 30, 2011 and 41,316,930 issued and 41,312,841 outstanding as of December 31, 2010	58,031	41,317
Additional Paid-in Capital	34,752,970	26,056,408
Stock Subscription Receivable	(52,398)	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(29,933,723)	(22,924,820)
Total Stockholders' Equity	4,812,841	2,868,792
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$7,777,050	$6,783,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES	$133,841	$111,652	$1,296,951	$292,609

COST OF GOODS SOLD	373,505	296,641	552,658	345,455

GROSS PROFIT	(239,664)	(184,989)	744,293	(52,846)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	394,727	424,791	2,202,913	1,400,171
Depreciation / Amortization	117,453	135,618	353,165	371,496
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(751,844)	(745,398)	(1,811,785)	(1,824,513)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	252,969	(462,545)	(1,128,914)	(1,195,219)
Gain (Loss) from Joint Venture	11,655	-	11,655	-
Interest Income	77,179	47,610	212,879	116,364
Interest Expense	(69,282)	(318,696)	(206,104)	(484,757)
Debt related Expense	(586,693)	(206,250)	(4,086,634)	(206,250)

LOSS BEFORE INCOME TAXES	(1,066,016)	(1,685,279)	(7,008,903)	(3,594,375)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET LOSS	$(1,066,016)	$(1,685,279)	$(7,008,903)	$(3,594,375)

Basic and diluted loss per share of common stock	$(0.02)	$(0.05)	$(0.13)	$(0.10)

Weighted average number of common shares outstanding	57,505,852	35,677,399	53,447,612	34,893,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

	2011		2010
Cash flows from operating activities:
Net loss from continuing operations		$(7,008,903)	$(3,594,375)
Adjustments to reconcile net loss to net cash provided (used) in operating activites:
Depreciation and amortization		353,165	353,818
Amortization of discounts and deferred costs		498,436	(51,587)
Stock issued as payment for services		161,600	218,282
Non-cash debt related costs		250,000	455,306
Stock Issued as payment of expenses		388,080	-
Stock issued for debt related costs		3,338,200	-
Gain on Joint Venture		(11,655)	-
Loss on debt settlement		1,128,914	1,195,219
Non-cash expenses		201,387	22,019
Changes in assets and liabilities:
(Increase) decrease in accounts receivable		375,595	(50,893)
(Increase) decrease in inventory		(15,424)	43,218
(Increase) decrease in accrued interest receivable - related parties		(106,741)	(25,614)
(Increase) decrease in accrued interest receivable		(106,138)	(90,750)
(Increase) decrease in prepaids and other assets		(45,000)	(172,587)
Increase (decrease) in accrued royalties		(93,750)	280,559
Increase (decrease) in accounts payable		(95,011)	23,956
Increase (decrease) in accrued liabilities		88,937	(20,430)
Increase (decrease) in accrued interest payable - related parties		28,793	149,311
Increase (decrease) in accrued interest payable		86,210	18,290
Net cash flows provided (used) in operating activities		(583,305)	(1,246,258)

Cash flows from investing activities:
Cash paid in acquisitions		-	(100,000)
Purchase of notes receivable - related parties		(5,284,666)	(1,280,037)
Proceeds from notes receivable - related parties		4,330,244	756,375
Net cash flows used in investing activities		(954,422)	(623,662)

Cash flows from financing activities:
Net change in overdraft		-	(4,363)
Proceeds from notes payable - related parties		831,363	1,355,046
Payments on notes payable - related parties		(1,617,852)	(137,181)
Proceeds from notes payable		3,213,000	457,475
Payments on notes payable		(1,960,498)	(483,302)
Proceeds from debentures		-	570,000
Proceeds from sale of stock		954,699	149,998
Proceeds from stock subscriptions receivable		167,001	-
Proceeds from stock subscriptions payable		5,000	-
Net cash flows provided by financing activities		1,592,713	1,907,673

Increase in cash		54,986	37,753

Cash and cash equivalents, beginning of period		50,835	-
Cash and cash equivalents, end of period		$105,821	$37,753

Cash paid during the period for:
Interest		$91,101	$22,473
Income Taxes		-	-

Supplemental Non-cash investing and financing activities:
Common stock issued for debt conversion		$1,282,664	$2,498,401
Financing acquisition of note receivable and related debt	$		$400,000
Deferred financing costs		$34,227	$294,000
Subscriptions receivable offset with note payable		$72,675	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2011 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2010 and December 31, 2009, included in the Company’s Annual Report on Form 10-K.  The accompanying audited consolidated balance sheet as of December 31, 2010 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

There are no financial instruments existing at September 30, 2011 that are subject to fair value measurement.  Our intangible assets have been valued using this accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - SIGNIFICANT TRANSACTIONS

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

No value was assigned to the other assets included in the transaction, which were fully amortized intangibles, because no value was identified for these assets when determining the purchase price paid.  These intangibles include intellectual property related to the prescription drug monitoring “Veriscrip” technology and the System Tray Notifier license owned by SeHealth.  The purchased assets also included VHGI’s 100% membership interest in SeHealth.

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

Distribution Agreement

As disclosed in our Form 8-K filing on April 14, 2011, Juventas, LLC (“Juventas”) purchased the exclusive right to sell the CellerateRX powder products in North America.  Juventas is an affiliate of Biomet Texas, Ltd., the largest Biomet distributor. This multi-year agreement has escalating sales requirements for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder, which was recorded as revenue in the first quarter of 2011.

NOTE 4 - NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of September 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $800,000 line of credit due on demand with interest rate of 10% per annum. Available line as of September 30, 2011 is $760,867.	$ 39,133	$1,171

VHGI Holdings, Inc.	Scott Haire is a director and officer of WMT and VHGI.	Unsecured note with interest accrued at rate of 10% per annum and is due on demand.	45,664	4,418

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum and is due on demand.	1,019,211	95,777
TOTAL			$1,104,008	$101,366

Notes Receivable

The Private Access Note, in the amount of $1,500,000, is with an unrelated company and the loan bears interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013, with $227,152 of interest accrued as of September 30, 2011.  According to the terms of the Assignment and Assumption Agreement between VHGI (“Assignor”), Private Access, Inc. (“Private Access”) and the Company (“Assignee”), Assignor assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access to the Assignee.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by Assignor, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

The Company has five $50,000 5% secured notes, with the same unrelated party for a total balance of $250,000.  The notes were received as part of the June 21, 2011 note payable and warrant purchase agreement (see note 5).  Each $50,000 5% secured note receivable has a maturity date 49 months from the initial funding.  As of September 30, 2011, the principal balance receivable on these notes is $250,000.   As of this same date, $4,236 of interest receivable has been accrued.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CEO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of September 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC.	Series of funds advanced under three separate, unsecured lines of credit totaling $1.3 million at 10% per annum; no maturity date; unused lines available at September 30, 2011 total $1,147,988.	$ 152,012	$42,236

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date.	199,145	49,247

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured notes with interest accrued at 10% per annum until paid in full with no maturity date.	68,420	1,354
TOTAL			$ 419,577	$92,837

As mentioned in Note 3 – “Significant Transactions,” the principal balance of the $400,000 WMT Note due to VHGI for the purchase of assets in February 2010 was paid in full as of March 31, 2011. The remaining $31,036 of accrued interest payable related to the WMT note due as of March 31, 2011 was paid in April of 2011.

Notes Payable
On December 28, 2010, the company issued a note in the amount of $50,000 to an unrelated party. The note and interest, accrued at 12%, had a maturity date of February 28, 2011.  In consideration of the note, the Company issued 160,000 shares of common stock valued at $56,000.  The Company recorded the value of the common stock and $3,100 of issuance costs as a loan origination fee in the fourth quarter of 2010. The entire balance due on this note, including accrued interest, was paid in full in February of 2011.

In the first quarter of 2011, the Company issued debt in the amount of $1,660,000 to various unrelated parties.  The terms of the debt are as follows:  (i) interest accrues at 10% per annum; (ii) maturity date is six months from the date of issuance; and (iii) debt is secured by a first priority interest in the inventory of the Company and is senior to all other obligations of the Company.   Additionally, the Company agreed to issue a total of 4,150,000 shares of common stock to the lenders at a price of $0.01 per share, the value of which reduced the balance of the notes payable. The Company issued 3,900,000 of the shares in the first quarter of 2011 and recorded the difference between the fair market value of the stock and the $39,000 reduction in notes payable as a loan origination fee in the amount of $2,276,250.  The remaining 250,000 shares were issued in the second quarter of 2011 and a loan origination fee in the amount of $153,750 was recorded in addition to a $2,500 reduction to the notes payable.  The total owed to these lenders as of September 30, 2011 is $295,002.  The accrued interest balance as of this same date is $9,928.

On January 11, 2011 the Company executed a promissory note in the amount of $200,000 to an unrelated party.  In consideration for the note, the Company issued 200,000 shares of common stock valued at $112,000 as a loan origination fee.  The note payable and interest, accrued at 10%, was paid in full in February 2011.

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

On May 27, 2011, the Company executed a senior promissory note in the amount of $125,000 with an unrelated party.  In consideration for the note, the Company agreed to issue 370,000 shares of common stock valued at $234,950 as a loan origination fee.  The shares of stock were issued in the third quarter and as of September 30, 2011 the note balance is paid in full.

On June 3, 2011, the Company executed a short-term promissory note in the amount of $75,000 to an unrelated party. The note was repaid in full as of June 30, 2011.

On June 17, 2011, the Company executed three senior promissory notes to unrelated parties in the total amount of $250,000. The terms of the debt are as follows: (i) interest accrues at 12% per annum; (ii) maturity date is three months from the date of issuance; (iii) the Company will issue 475,000 shares of common stock; and (iv) the Company will issue to the Lenders five-year warrants to purchase a total of 475,000 shares of common stock at a price of $0.60 per share.  The 475,000 Common Shares were issued in the third quarter of 2011 and the fair market value of the stock has been recorded as a loan origination fee in the amount of $332,750.  The Company measured the fair value of the warrants and recorded a 100% discount against the principal of the notes. The discount is being accreted to interest expense over the term of the notes using the effective interest method.   In September of 2011, the Company executed an agreement extending the due date of one of the notes in the amount of $62,500 to October 31, 2011.  The Company also executed two additional agreements extending the due dates of the remaining notes to November 31, 2011.  As of September 30, 2011, $245,000 of principal and $8,430 of accrued interest remains due.  The discount has been fully amortized as of this same date.  As of the date of this filing, $61,250 of principal related to these notes is past due.

On September 2, 2011, the Company executed two short-term promissory notes with two unrelated parties for a total of $55,000.   Both notes were paid in full as of September 30, 2011.

Convertible Notes Payable

OCTOBER 28, 2010 CONVERTIBLE NOTES

On October 28, 2010, the Company executed four convertible promissory notes to unrelated parties with a combined total face amount of $390,000 and a funded amount of $250,000.  The maturity date for each of the notes was February 28, 2011 and there was no stated interest rate.   In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $202,800 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the note.  The remaining unamortized balance as of December 31, 2010 was $65,333 and this amount has been amortized and recorded as interest expense in the first quarter of 2011.  In addition, the discount amount of $140,000 has also been amortized over the term of the loan.    The unamortized balance as of December 31, 2010 was $94,640 and this amount was fully amortized and recorded as interest expense in the first quarter 2011.  Upon the February 28, 2011 maturity date, $275,000 of the balance owed was converted into 1,100,000 shares of common stock.   An additional $20,000 of the balance owed was arranged to be converted into 80,000 shares of common stock which were issued in the second quarter of 2011. The remaining balance owed on the notes was paid in cash in March of 2011 and the balance owed as of September 30, 2011 is zero.

As consideration for making the above mentioned loans, a combined total of 800,000 warrants were issued to the lenders to purchase shares of the Company’s common stock.  The warrants have an exercise price of $.25, $.50, $.75 and $1.00 in increments of 200,000, respectively.  All the warrants expire 5 years from the date of issuance. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model at each of the above mentioned exercise prices.  The $304,000 value of the warrants was recorded as a capital contribution and loan origination expense at the date of issuance.

DECEMBER 28, 2010 CONVERTIBLE NOTE

On December 28, 2010, a convertible promissory note was executed in the amount of $50,000 to an unrelated party.  The note, which accrues interest at 8% per annum, has a maturity date of September 30, 2011.  The note agreement included a $3,000 discount which is being amortized over the nine-month term of the loan.  The note is convertible into shares of the Company’s common stock at a 45% discount.  In July of 2011, the Company issued 235,603 shares of common stock in payment of the principal balance and all accrued interest.  The Company also amortized the remaining discount of $985 and recorded a loss on the conversion in the amount of $52,066.

APRIL 4 & MAY 20, 2011 CONVERTIBLE NOTES

On April 4, 2011 and May 20, 2011, the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $50,000 and $30,000, respectively.  The notes mature nine months from the date of issuance and accrue interest at 8% per annum.  In the event of default the interest rate will increase to 22%. The Note holder has the right to convert any outstanding principal and accrued interest payable, at a conversion price per share equal to 55% of the average of the three lowest closing prices of the Company’s common stock for the 10 day trading period ending on the latest complete trading day before the conversion date.

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $77,418 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes. The discount is being accreted to interest expense over the term of the notes.  The remaining unamortized balance as of September 30, 2011 is $32,201.  The accrued interest payable on the notes as of the same date is $2,691.

JUNE 9, 2011 CONVERTIBLE NOTES

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

In accordance with ASC 470-20, the proceeds of $300,000 were allocated based on the relative fair values of the convertible notes and the detachable warrants at the time of issuance. The Company allocated $198,876 of the proceeds to the detachable warrants and recorded an equivalent discount.  The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $101,124 as additional-paid-in capital and an equivalent discount for a total discount of $300,000. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of September 30, 2011 is $178,535. The accrued interest payable balance as of the same date is $9,370.

JUNE 21, 2011 CONVERTIBLE NOTE

On June 21, 2011, the Company entered into a note and warrant purchase agreement whereby the Company issued and sold, and an unrelated party purchased: (i) a convertible promissory note of the Company in the principal amount of $560,000 bearing a 12% interest rate (ii) and two warrants, each giving the holders the right to purchase 250,000 shares of common stock. Additionally upon closing, the Company issued to the lender 100,000 shares of common stock of the Company valued at $60,000 as a loan origination fee. The maturity date of the note is June 21, 2015.  In consideration for the issuance and sale of the note and warrants, the lender paid cash in the amount of $250,000 and issued five $50,000 5% secured notes, each with a maturity date 49 months from the initial funding date.  The $60,000 variance between the face value of the note and the funds received represents a 9.1% original issue discount of $50,000 and a $10,000 payment obligation with respect to certain fees and expenses.

The note is convertible into shares of the Company’s common stock, at the option of the lender, at a price per share equal to (a) the principal and interest to be converted divided by (b) 70% of the lowest trade price for the thirty (30) trading days immediately preceding conversion. The principal and interest subject to conversion under the note shall be eligible for conversion in tranches, as follows: (1) an initial tranche in an amount equal to $310,000 and any interest or fees accrued thereon, and (5) five additional subsequent tranches each in an amount equal to $50,000 and any interest or fees accrued thereon.  The first tranche of $310,000, representing the amounts paid by the investor upon the closing of the transaction, may be converted at the lender’s option at any time.  The lender’s right to convert any of the subsequent tranches is conditioned upon the lender’s payment of the corresponding 5% secured note receivable (see note 4).  Accordingly, principal and interest under the note may only be converted by the lender in proportion to the amounts paid under each of the 5% secured notes.

Both warrants are exercisable for a period of five years from the initial funding date, and entitle the investor to purchase 250,000 shares of common stock.  The first warrant is exercisable at $0.50 per share and the second at $1.00 per share.

The Company measured the fair value of the warrants and the beneficial conversion feature of the note and recorded a discount against the principal of the note. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of September 30, 2011 is $567,830.  The principal balance and accrued interest payable balance due on the note as of the same date is $560,000 and $20,804 respectively.

JULY 13 & AUGUST 18, 2011 CONVERTIBLE NOTES

On July 13, 2011 and August 18, 2011, the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $40,000 and $50,000, respectively.  The notes mature nine months from the date of issuance and accrue interest at 8% per annum.  In the event of default the interest rate will increase to 22%. The Note holder has the right to convert any outstanding principal and accrued interest payable, into shares of the Company’s common stock at a conversion price per share equal to 50% of the average of the three lowest closing prices of the Company’s common stock for the 10-day trading period ending on the latest complete trading day before the conversion date.

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $88,542 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes. The discount is being accreted to interest expense over the term of the notes.  The remaining unamortized balance as of September 30, 2011 is $70,429.  The accrued interest payable on the notes as of the same date is $1,475.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature was calculated and a a discount in the amount of $297,857 was recorded as the total value of the beneficial conversion feature. The discount is being amortized over the three year term of the Debentures. The unamortized discount balance at September 30, 2011 is $185,351 and the debt balance, net of the discount, is $509,649.  In addition, debt issuance costs of $102,850 have been deferred and are being amortized over the term of the debt.  As of September 30, 2011 the unamortized balance of deferred loan costs is $63,511. The Company accrues interest expense on the debentures at 6% per annum, and as of September 30, 2011 the balance of accrued interest related to the Debentures is $55,457.

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

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The agreement, which covers 20 countries throughout the Middle East and Northern Africa, requires Pharma Tech to sell a minimum of $500,000 of the products each year of the five year agreement to maintain the exclusive right to sell the products.  The operations of Pharma Tech to date have been minimal, and although Pharma Tech placed orders with WCI during 2010 for sales of the CellerateRX product in Lebanon, the minimum sales amount was not obtained.  Our recent experience with international markets indicates that the sales process is much lengthier than first anticipated.  As a result, the impact on sales figures from the contacts in the Middle East can’t be accurately evaluated until the sales team has had 24 months to work through the government regulations regarding the sale of medical products.   Although other distributors are now able to sell the product in the region, the sales pipeline already developed by Pharma Tech in year one has resulted in additional sales in 2011.

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

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805.  The financial statements of BioPharma have been consolidated with those of the Company and an intangible asset was recorded in the amount of $4,187,815 or approximately $.93 per common share issued on the date of acquisition.  The value of the intangible asset  assigned to the marketing contacts recorded by the Company is based on Level 3 input to our valuation methodology, which consists of models with significant unobservable market parameters.  We utilized a discounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset is ten years based on the automatic renewable five year term of the  Distribution Agreement.  The amount amortized for the nine months ended September 30, 2011 was $314,087 resulting in a balance of  $837,563 in accumulated amortization as of  September 30, 2011.  The balance of the intangible asset, net of accumulated amortization, is $3,350,252 as of September 30, 2011.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share, plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the nine months ended September 30, 2011 was $38,272, resulting in a balance of  $102,062 in accumulated amortization as of September 30, 2011.   The balance of the intangible asset, net of accumulated amortization, is $408,248 as of September 30, 2011.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	September 30, 2011	December 31, 2010
Patent	$510,310	$510,310
Accumulated amortization	(102,062)	(63,790)
Patent, net of accumulated amortization	$408,248	$446,520

Marketing contacts	$4,187,815	$4,187,815
Accumulated amortization	(837,563)	(523,476)
Marketing contacts, net of accumulated amortization	$3,350,252	$3,664,339
Total intangibles, net of accumulated amortization	$3,758,500	$4,110,859

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share.  These shares have full voting rights.  As of September 30, 2011, there were 58,031,375 shares of common stock issued and 58,027,286 shares outstanding.   At December 31, 2010, there were 41,316,930 shares of common stock issued and 41,312,841 shares outstanding.  The Company holds 4,089 shares as treasury stock.

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

During the three months ended September 30, 2011, the Company converted $52,000 of debt and accrued interest into 235,603 shares of common stock. The Company also issued 845,000 shares of common stock for loan origination fees valued at $567,700.  Additionally, the Company entered into various Subscription agreements with unrelated parties and issued 40,000 shares of common stock in consideration for payments of $10,000.

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

Warrants

A summary of the status of the warrants granted for the nine month period ended September 30, 2011 and for the year ended December 31, 2010 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2010			For the Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,299,769	$1.54	Outstanding at beginning of period	3,230,369	$1.07
Granted	1,930,600	0.75	Granted	5,708,299	0.68
Exercised	-	-	Exercised	-	-
Forfeited	-	-	Forfeited	-	-
Expired	-	-	Expired	-	-
Outstanding at end of period	3,230,369	$1.07	Outstanding at end of period	8,938,668	$0.82

As of September 30, 2011				As of September 30, 2011
Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	1.3	$0.001	299,769	$0.001
0.25	200,000	4.1	0.25	200,000	0.25
0.40	999,999	2.8	0.40	999,999	0.40
0.50	2,694,450	2.7	0.50	2,694,450	0.50
0.60	475,000	4.8	0.60	475,000	0.60
0.75	200,000	4.1	0.75	200,000	0.75
1.00	3,069,450	2.6	1.00	3,069,450	1.00
2.00	1,000,000	1.3	2.00	1,000,000	2.00
$0.001- 2.00	8,938,668	2.7	$0.82	8,938,668	$0.82

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s corporate office is located in Fort Worth, Texas, in a space leased by HEB, LLC.  The Company shares the space with the VHGI corporate office and other HEB affiliated companies.  The Fort Lauderdale office occupied by WCI is also leased by HEB and shared with a subsidiary of VHGI.  The Company reimburses HEB for the cost of both office spaces.

The Company also reimburses HEB for the cost of accounting and administrative services provided to the Company by employees of HEB. Additionally, the Company pays HEB for the actual costs of health benefits provided to Company employees through HEB.

NOTE 9 - SUBSEQUENT EVENTS

In October of 2011, $22,000 of the principal balance due on the April 4, 2011 8% convertible promissory note was converted into 180,311 shares of common stock.  The Company also paid the balance of $295,002 and all accrued interest related to the notes payable from the first quarter of 2011.

On October 7, the Company executed a convertible promissory note with an unrelated party in the amount of $30,000.  The note matures nine months from the date of issuance and accrues interest at 8% per annum.  The Note holder has the right to convert any outstanding principal and accrued interest payable into shares of the Company’s common stock at a 50% discount on the market value.

On November 8, 2011 the Company executed a development and license agreement with BioStructures, LLC.  The agreement licensed certain rights to BioStructures, LLC to develop products in the field of bone remodeling, based on Resorbable’s patent number 7,074,425 (see Note 6 “Intangible Assets”) for use in the human skeletal system.  The license agreement with BioStructures, LLC excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications.  According to the terms of the agreement, BioStructures, LLC paid an initial fee of $100,000 for a 24 month period in which to develop Royalty Bearing Products based on the Company’s patent.   The agreement entitles the Company to additional fees upon the regulatory clearance of the products as well as a 3% royalty on product sales over the life of the patent, which expires in 2013.

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

The following discussion and analysis of our financial condition is as of September 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

Unless otherwise indicated, we use “WMT,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of Wound Management Technologies, Inc.

The Company markets and sells the patented CellerateRX® product in the expanding advanced wound care market; particularly with respect to diabetic wound applications.  As a result of aging populations and the increase of diabetes around the globe, treatment of wounds in diabetic patients is one of the most serious issues faced in healthcare today.

CellerateRX’s activated collagen (approximately 1/100th the size of native collagen) delivers the essential benefits of collagen to a wound immediately, where other forms of native, intact collagen in commercially available products require time for the body to prepare the collagen for use in the wound healing process. We believe CellerateRX is an ideal product to help the diabetic community with their wound issues and our goal in 2010 was to develop a commercialization strategy for our existing line of wound care products in order to accelerate our sales and revenues for 2011 and thereafter, recognizing that most corporate level sales can take 12 months or more to finalize.  Here is a brief recap of some key accomplishments over the past year:

➢
We created a channel map and identified major areas of new opportunities from health system to consumer sales, since our products do not require a prescription.  We have gained customers in all of these areas, which include:

•	hospitals
•	health systems
•	pharmacies
•	podiatrists
•	surgeons
•	home health care
•	wound care centers
•	consumers via third party distributors

➢	In April 2010, we hired a Sr. VP of Sales & Marketing for Wound Care Innovations, LLC and hired a small direct sales team to grow customer awareness and sales.

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

➢
By December 2010, we had ten VHA hospitals using CellerateRX and in December 2010 we engaged Government Marketing and Procurement to assist us with procuring more VA hospitals and getting on their  (SDVOSB) Service Disabled Veteran Owned Small Business) GSA schedule.

➢
In 2010, we signed a distribution agreement with MED3TV to market CellerateRX 28g gel via TV spots.  In March 2011, the TV spot campaigns began to air and our sales have increased.  In addition to sales, these programs are increasing the awareness of the unique capabilities of CellerateRX among patients and providers. In August 2011 Marketing Media Enterprises became a CellerateRX distributor and has launched TV spot campaigns on The Military Shopping Channel and a Spanish Network.

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

➢	In June 2011, WellDyneRX, a national pharmacy benefits manager added CellerateRX to their health and wellness programs. We expect sales to ramp from this new source.

➢
PharmaTech International, our joint venture for sales in the Middle East, has been working diligently in the region to gain necessary government and health system approvals.   In April 2011, we announced a new order for Lebanon, followed by a new order for Saudi Arabia in May 2011. We are expecting more to follow both in Lebanon and throughout the region.

While we have been commercializing the CellerateRX business, we have also been strategically planning the market launch of a resorbable bone wax and delivery system for orthopedic bone void fillers through our Resorbable subsidiary.  We Plan on filing 510(k)s for these new product in the 4th quarter of 2011. In addition, the secure healthcare communication products to be offered by eHealth were featured in the Interoperability Showcase at the Health Information Systems Society meeting in February 2011 in Orlando, Florida.

One of our challenges in 2010 was to secure adequate financing for inventory to meet anticipated product order growth, and we were successful in accomplishing that goal in 2011.

Results of Operations

Three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010:

Revenues.  The Company generated revenues for the three months ended September 30, 2011 of $133,841, as compared to revenues of $111,652 for the three months ended September 30, 2010, or a 20% increase in revenues.  The Company generated revenues of $1,296,951 and $292,609 for the nine months ended September 30, 2011 and 2010, respectively, or an increase of 343%.  The increase in revenues is due to the increase in sales and to the receipt of $500,000 from Juventas for the exclusive right to distribute CellerateRX powder (see note 3 “Significant Transactions”).

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2011 were $373,505, as compared to costs of goods sold of $296,641 for the three months ended September 30, 2010, or a 26% increase. The cost of goods sold for the nine months ended September 30, 2011 and 2010, respectively, were $552,658 and $345,455, or an increase of 60%. The increase is the result of the Company’s increased cost of product.

General and administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2011 were $394,727, as compared to G&A expenses of $424,791 for the three months ended September 30, 2010, or a 7% decrease in G&A expenses.  G&A expenses for the nine months ended September 30, 2011 were $2,202,913, as compared to G&A expenses of $1,400,171 for the nine months ended September 30 2010, or a 57% increase.  The increase is due to additional marketing and consulting expenses in 2011.

Interest Income.   Interest income was $77,179 for the three months ended September 30, 2011, as compared to $47,610 for the three months ended September 30, 2010, or a 62% increase. Interest income for the nine months ended September 30, 2011 and 2010, respectively, was $212,880 and $116,364 or an increase of 83%. The increase is due primarily to the increase in interest bearing loans made to related parties.

Interest expense.  Interest expense was $69,282 for the three months ended September 30, 2011, as compared to $318,696 for the three months ended September 30, 2010, or a decrease of 78%.   Interest expense was $206,104 for the nine months ended September 30, 2011, as compared to $484,757 for the nine months ended September 30 2010, or a decrease of 57%. Interest expense has decreased in 2011 as the Company uses equity compensation to secure financing and reduce interest costs.

Debt related expense.  Debt related expense was $586,693 for the three months ended September 30, 2011, as compared to $206,250 for the three months ended September 30, 2010, or a 184% increase.  Debt related expense was $4,086,636 for the nine months ended September 30, 2011 as compared to $206,250 for the nine months ended September 30, 2010 or an 1881% increase. The increase is due to additional equity compensation given to lenders to secure financing.

Gain/Loss on debt settlement.   The gain on settlement was $252,969 for the three months ended September 30, 2011, as compared to a loss of $462,545 for the three months ended September 30, 2010.    The loss on settlement was $1,128,914 for the nine months ended September 30, 2011 as compared to $1,195,219 for the nine months ended September 30, 2010, or a decrease of 6%. The gain on settlement for the three months ended September 30, 2011 is primarily the result of the increase of the fair market value of the Company’s stock between the date of the conversion agreements and the date of stock issuance.

Net loss. We had a net loss for the three months ended September 30, 2011 of $1,066,016, as compared to a net loss of $1,685,279 for the three months ended September 30, 2010, or a decrease in loss of 37%. The net loss for the nine months ended September 30, 2011 was $7,008,904 as compared to $3,594,375 for the nine months ended September 30, 2010, or an increase in loss of 95%.  Although we experienced higher gross profit in 2011, the expense associated with obtaining the debt to finance our growth has exceeded the profit generated by the increased sales.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $1,592,713 for the nine months ended September 30, 2011, and $1,907,673 for the nine months ended September 30, 2010.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2011, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Commitments

Federal Payroll Taxes.  The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  As of September 30, 2011, unpaid payroll taxes total approximately $116,642 and related penalties and interest approximated $219,406 computed through September 30, 2011. These liabilities have been recorded as accrued liabilities and general and administrative expenses at September 30, 2011.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.

Inventory Contract. In September of 2010 the Company placed an inventory order for CellerateRX.  At December 31, 2010, the Company had an asset of $107,150 recorded for the inventory that had been ordered, but not yet received. The inventory was received and paid for in the first quarter of 2011.

Royalty Agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2010 was $428,238 and, on March 14, 2011, the Company paid $375,000 to Applied.  As of September 30, 2011, the balance due to Applied is $334,488.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2011 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

In July 2011, the Company issued 235,603 shares of common stock to an unrelated party in conversion of debt and accrued interest payable in the amount of $52,000.

In July 2011, the Company issued 370,000 shares of common stock for loan origination costs related to the May 27 note payable to an unrelated party.  Loan origination costs in the amount of $234,950 were recorded based on the fair market value of the stock on May 27, 2011.

In September 2011, the Company issued 40,000 shares of common stock for subscription agreements purchased in the amount of $10,000.

In September 2011, the Company issued 475,000 shares of common stock in payment of loan origination fees of $332,750 that were recorded in the second quarter of 2011, related to the June 17 senior promissory notes payable to unrelated parties.

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

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: November 14, 2011	/s/ Scott A. Haire
Scott A. Haire, Chairman of the Board,
Chief Executive Officer and Principal Financial Officer