Form 10-K
period 2011-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2012-04-26
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Common Stock $ .001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ] Yes  [X] No

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
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of June 30, 2011,56,910,772shares of the Issuer's $.001 par value common stock were issued and 56,906,683shares were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 based on the $0.52 closing price as of such date was approximately $18,857,632. As of March 31, 2012, 58,789,824 shares of the Issuer’s $.001 par value common stock were issued and 58,785,735 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2011

PART I

Item 1.   BUSINESS

Background

Wound Management Technologies, Inc. (“WMT” or “the Company”) was organized on December 14, 2001, as a Texas corporation under the name MB Software Corporation.  In March, 2008, the Company changed its name to Wound Management Technologies, Inc.

Wound Care Innovations, LLC (“WCI”), a wholly-owned subsidiary of the Company, is a rapidly growing provider of the patented CellerateRX® product in the quickly expanding advanced wound care market; particularly with respect to diabetic wound applications.  As a result of aging populations and the increase of diabetes around the globe, treatment of wounds in diabetic patients is one of the most serious issues faced in healthcare today.

Product, Patent, License and Royalty Agreements

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form.  Manufacturing of our products is conducted by Applied Nutritionals, LLC (“Applied Nutritionals”), which owns the CellerateRX trademark.  WMT has incurred no research and development costs related to CellerateRX during the last two fiscal years.  Warehousing, shipping, and physical inventory management were outsourced to Pac-Source, LLC of Rochester, NY during 2011.

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

In consideration for the licenses, WCI agreed to pay Applied Nutritionals and Mr. Petito the following royalties, beginning January 3, 2008 (amounts listed are the aggregate of amounts paid/owed to Applied Nutritionals and Mr. Petito): (a) an advance royalty of $100,000; (b) a royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 advance royalty.

Product marketing, sales and distribution

CellerateRX is currently approved for reimbursement under Medicare Part B and no prescription is required.  The diabetic care and long term care markets, as well as the professional medical markets, are a major focus of our marketing efforts due to the prevalence of diabetic and pressure ulcers. We believe that these products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

At March 31, 2012, there are four employees of the Company and its subsidiaries and all are full-time.  Four full-time employees of H.E.B., LLC spend a portion of their time providing accounting and administrative services to the Company and these employees are located at the WMT office in Fort Worth, Texas.  Mr. Scott A. Haire, the Company’s current Chief Financial Officer (“CFO”) and a member of our Board, is the managing member of H.E.B., LLC (see “Item 13. Certain Relationships and Related Transactions and Director Independence” for a description of this relationship and how the Company is billed for these services).

Competition

The wound care market is served by a number of large, multi-product line companies offering a suite of products to the market.  CellerateRX products compete with all primary dressings, some prescription drug therapies and other medical devices.  Manufacturers and distributors of competitive products include: Smith & Nephew, Systagenix, Healthpoint, Medline, Integra and Biocore.  Many of our competitors are significantly larger than we are and have more financial and personnel resources than we do.  Consequently, we will be at a competitive disadvantage in marketing and selling our products in the marketplace.  We believe, however, that the patented molecular form of collagen used in CellerateRX allows our products to outperform currently available non-active dressings, reduce the cost of wound management, and replace a variety of other products with a single primary dressing.

new products, markets and Services

In September 2009 the Company acquired a patent from Resorbable Orthopedics, LLC, for a resorbable bone wax and delivery system for orthopedic bone void fillers (see Note 9 “Intangible Assets”). The patent offers innovative, safe and effective resorbable orthopedic products that are complementary to the already existing CellerateRX products.  The bone wax and delivery system address issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing.  The resorbable orthopedic products covered by the patent are (a) a resorbable orthopedic hemostat (resorbable bone wax) used to stop blood flow, (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers), and (c) the formula as a delivery system for bone growth factors.  The Company is working on the 510k submission for the resorbable orthopedic homostat and currently anticipates introducing these products to the marketplace in 2012.

On November 8, 2011 “ROP” executed a development and license agreement with BioStructures, LLC.  The agreement licensed certain bone wax rights to BioStructures, LLC to develop products in the field of bone remodeling, based on Resorbable’s patent number 7,074,425 (see Note 9 “Intangible Assets”) for use in the human skeletal system.  The license agreement with BioStructures, LLC excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications.  According to the terms of the agreement, BioStructures, LLC paid an initial fee of $100,000 for a 24 month period in which to develop Royalty Bearing Products based on the Company’s patent.   The agreement entitles the Company to additional fees upon the regulatory clearance of the products, fees for a Commercial License for each regulatory cleared product, and a 3% royalty on related product sales over the life of the patent, which expires in 2023.

Acquisitions

On February 1, 2010, the Company entered into a purchase agreement (the “VHGI Purchase Agreement”) with VHGI Holdings, Inc., formerly VirtualHealth Technologies, Inc., a Delaware corporation(“VHGI”), and VPS Holdings, LLC, a Kentucky limited liability company and subsidiary of VHGI (“VPS”), to purchase certain healthcare assets of such entities. The total purchase price was $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000.  Amounts recorded by the Company as a result of this transaction were the following:

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

Scott A. Haire, the Company's current CFO, also serves as the CEO, and as a director of VHGI.  Based on shares currently outstanding as of December 31, 2011, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

In September 2009 the Company acquired BioPharma Management Technologies, Inc. to market, distribute and sell the Company’s wound care products in the Middle East through Pharma Tech International, LLC (“Pharma Tech”) a joint venture between BioPharma Management Technologies, Inc. and A&Z Pharmaceutical.  On September 1, 2009, Pharma Tech and WCI entered into a Distribution Agreement (the “Distribution Agreement”) that covered 20 countries throughout the Middle East and Northern Africa. The Agreement required Pharma Tech to sell a minimum of $500,000 of CellerateRX products in the first year of the five-year agreement in order to maintain exclusive rights to sell the products.  This minimum sales amount was not obtained in the first or second year of the agreement and other distributors are now able to sell the product.

An additional international distribution agreement is in place for South Africa with negotiations in process for Europe, South America, Korea, and the Philippines.

Dispositions

On December 29, 2011, the Company entered into a membership interest purchase agreement with HEB, LLC and Commercial Holding AG, LLC.  The agreement transferred WMT’s 100% membership interest in Secure eHealth in exchange for cancelation of $312,025 of principal and $14,835 of accrued but unpaid interest on two promissory notes owed by WMT to the entities.  The two entities had previously financed the acquisition of eHealth by the Company in early 2010.  In addition, as a condition of such transaction, three holders of promissory notes of Wound Management aggregating $300,000 in principal amount, agreed to the assignment of such promissory notes by Secure eHealth.

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

We have a limited operating history with which you can evaluate our current business model and prospects

We acquired WCI in August of 2004, and we have not been profitable to date.  Although we have seen our sales increase since the acquisition, we cannot predict if or when we may become profitable.  Even if we become profitable in the future, we cannot accurately predict the level of or our ability to sustain profitability.  Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Failure to successfully manage these risks could harm our business and cause our stock price to fall.  Furthermore, to remain competitive, we will need to add to our current product line, and we may not succeed in creating and marketing new products.  A decline in demand for or in the average price of our wound care products would have a direct negative effect on our business and could cause our stock price to fall.

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

If shortages or delays persist, the cost to manufacture our products may increase or our products may not be available at all.  We may also encounter shortages if we do not accurately anticipate our needs.  We may not be able to secure enough products at reasonable prices or of acceptable quality to meet our or our customer’s needs.  Accordingly, our revenues could suffer and our costs could increase until other sources can be developed.  There can be no assurance that we will not encounter these problems in the future.

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

If we cannot meet our future capital requirements, our business will suffer

We will need additional financing to continue operating our business.  We need to raise additional funds in the future through public or private debt or equity financings in order to:

•	fund operating losses;

•	increase sales and marketing to address the market for wound care products;

•	take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

•	hire, train and retain employees;

•	develop new products; and/or

•	respond to economic and competitive pressures.

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

Our operating results may fluctuate

We are an emerging company.  As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the Company reaches critical mass and the market becomes more stable.  These fluctuations are due to a variety of factors, some of which are outside of our control, including:

•	the fact that we are a relatively young company;

•	our ability to attract new customers and retain existing customers;

•	the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

•	the amount and timing of operating expense relating to the expansion of our business and operations;

•	the development of new wound care products or product enhancements by us or our competitors;

•
actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our financial statements; and

•	how well we execute our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

Our revenues for a particular period are difficult to predict; a shortfall in revenues may harm our operating results

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

Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

•	in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products; also

•	some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions.

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

Failure to retain and recruit key personnel would harm our ability to meet key objectives

Our success will depend in large part on our ability to attract and retain skilled executive, managerial, sales and marketing personnel.  Competition for these personnel is intense in the market today.  Volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key employees.  The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel, particularly executive management and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

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

A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control

Our officers and board members own or control a large percentage of our common stock (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). As a result, our management could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.   This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders; e.g., our officers and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.  In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our Articles and Bylaws may delay or prevent a potential takeover of the company

Our Articles of Incorporation, as amended, and Bylaws, as amended, contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of the Company, even if the takeover is in the best interest of our shareholders.  The Bylaws limit when shareholders may call a special meeting of shareholders.  The Articles also allow the Board of Directors to fill vacancies, including newly created directorships.

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

Liquidity of our Common Stock

Although there is a public market for our common stock, trading volume has been historically low, which could impact the stock price and the ability to sell shares of our common stock. We can give no assurance that an active and liquid public market for the shares of the common stock will continue in the future.    In addition, future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital.  Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates.  The price of our common stock could also drop as a result of the exercise of options for common stock or the perception that such sales or exercise of options could occur.  These factors could also have a negative impact on the liquidity of our common stock and our ability to raise funds through future stock offerings.

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

“Penny Stock” Limitations

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are likely not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market that, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about (a) the risks of investing in penny stock in both public offerings and in secondary trading; (b) commissions payable to both the broker-dealer and the registered representative; (c) current quotations for the securities; and (d) the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced required paperwork and disclosures.  In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market.  These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their securities.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office is located at 777 Main Street, Suite 3100, Fort Worth, TX 76102.  In 2011 WCI also maintained an office at 6400 N Andrews Ave, Suite 530, Fort Lauderdale, FL 33309. The lease for both office spaces is maintained by HEB.  (See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for additional information on the reimbursement to HEB for rent expense by the Company and WCI).  The Company closed the WCI office located at 6400 N Andrews Ave, Suite 530, Fort Lauderdale, FL 33309 on December 31, 2011 and moved all operations to Fort Worth, Texas.

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011 is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code.  Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI.  While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

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

YEAR	QUARTER ENDING	HIGH	LOW
2011	March 31, 2011	$0.795	$0.38
	June 30, 2011	$0.71	$0.52
	September 30, 2011	$0.53	$0.271
	December 31, 2011	$0.395	$0.205
2010	March 31, 2010	$2.10	$0.60
	June 30, 2010	$0.95	$0.48
	September 30, 2010	$0.75	$0.385
	December 31, 2010	$0.51	$0.33

Record Holders

As of December 31, 2011, there were2,078 shareholders of record holding 58,754,110 shares of common stock issued, of which a total of 4,089 shares are held as treasury stock.  As of December 31, 2011there were 58,750,021 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2011 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

In October 2011, the Company issued 180,311 shares of stock to an unrelated party in conversion of debt in the amount of $22,000.

In November 2011, the Company issued381,063 shares of common stock to a third party in conversion of debt in the amount of $43,000 and accrued interest payable of $2,000.

In November 2011, the Company issued 20,000 shares of common stock for a subscription agreement purchased for $5,000 in the first quarter of 2011.

In December 2011, the Company issued 141,361 shares of common stock in conversion of debt in the amount of $15,000 and accrued interest payable of $1,200.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities. The shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

2011 Omnibus Long-Term Incentive Plan

On March 10, 2011, the Company adopted, subject to shareholder approval, the 2011 Omnibus Long-Term Incentive Plan (the “Plan”) to offer competitive long-term incentive compensation opportunities as well as to align the interests of the participants with those of the Company’s shareholders.  Under the Plan, stock options, stock appreciation rights, restricted shares, and performance shares were to be awarded at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company.   In order for the Plan to become effective, shareholder approval had to be obtained on or before March 08, 2012.  As of the date of this filing, a shareholder meeting has not been held and approval of the plan has not been obtained. Any awards made prior to the effective date are terminated.

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

Having completed evidence-based studies opportunities for growth have been created with emphasis on the following areas:

•	Brand recognition in the medical community

•
International distribution agreements in Europe, the Middle East, South Africa, the Bahamas, and Central America; with negotiations in process for South America, India, Israel, the Philippines, and the Dominican Republic.

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

Results of Operations

Comparison of Year ended December 31, 2011 Compared to Year ended December 31, 2010

Revenues.  The Company generated revenues for the year ended December 31, 2011 of $2,209,685 compared to revenues of $910,420 for the year ended December 31, 2010, or a 143% increase in revenues. The increase in revenues is the result of concentrated efforts to expand the awareness of the products in the medical community and to increase the distribution channels for the products.  In 2011 these efforts included the execution of a distribution agreement which licensed the exclusive right to sell the CellerateRX powder in North America, in exchange for $500,000 upfront payment and royalties on powder sales (see Note 6 “Other Significant Transactions”).

Cost of goods sold. Cost of goods sold for the year ended December 31, 2011 were $799,626 compared to cost of goods sold of $538,273 for the year ended December 31, 2010, or a 49% increase in cost of goods sold. The increase in cost of goods sold is related to the increased sales volume in 2011.

General and administrative expenses.(“G&A").G&A expenses for the year ended December 31, 2011 were $2,745,938 compared to G&A expenses of $2,337,982 for the year ended December 31, 2010, or a 17% increase in G&A expenses.  The increase in expenses is the result of increased sales volume.

Loss on Debt Settlement.   Loss on settlement was $1,128,914 for the year ended December 31, 2011 compared to $1,421,336 for the year ended December 31, 2010, or a decrease of 21%. The decrease is the result of fewer notes payable being converted to stock.

Interest Income.   Interest income was $277,770 for the year ended December 31, 2011 compared to $157,724 for the year ended December 31, 2010, or an increase of 76%.  The increase is due primarily to the increase in interest bearing loans made to related parties.

Interest Expense.  Interest expense was $262,340 for the year ended December 31, 2011 compared to $801,778 for the year ended December 31, 2010, or decrease of 67%.  In 2011, the Company began using equity compensation to secure financing, resulting in a decrease in interest costs.

Debt Related Expense. Debt related expense was $4,378,807 for the year ended December 31, 2011 compared to $594,307 for the year ended December 31, 2010, or an increase of 637%.  The increase is due to additional equity compensation given to lenders to secure financing.

Net loss. We had a net loss for the year ended December 31, 2011, of $12,740,816 compared with a net loss of $6,641,817 for the year ended December 31, 2010, or an increase in loss of 92%. Although we experienced higher revenues in 2011, the expense associated with obtaining the debt to finance our growth has exceeded the profit generated by the increased sales.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately$1.6 million for the year ended December 31,2011and approximately $1.8 million for the year ended December 31, 2010.

We will need to raise additional capital in fiscal year 2012 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2011, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreement

Pursuant to the agreement with the CellerateRX founder, George Petito, the Company is obligated to pay royalties to Petito and Applied Nutritionals, as described in “Item 1. Product, Patent, License and Royalty Agreement.”At December 31, 2011 the amount of royalties due but unpaid was $428,238.

Inventory Contract

In September 2010, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $390,477 of product.  At December 31, 2010, the Company had an asset of $107,150 recorded for the inventory that had been ordered, but not yet received. The inventory was received and paid for in the first quarter of 2011.

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
______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011. Wound Management Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 26, 2012

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

ASSETS	December 31, 2011	December 31, 2010
		(Restated)
CURRENT ASSETS:
Cash	$3,608	$50,835
Accounts Receivable, net	63,738	450,142
Inventory, net	271,203	290,034
Employee Advances	27,140	-
Notes Receivable - Related Parties	959,449	13,782
Accrued Interest - Related Parties	122,090	45,299
Deferred Loan Costs	41,742	89,170
Prepaid and Other Assets	100,214	107,150
Total Current Assets	1,589,184	1,046,412

LONG-TERM ASSETS:
Property and Equipment, net	-	806
Intangible Assets, net	432,675	4,110,859
Deferred Loan Costs	26,090	-
Other Assets	27,137	-
Note Receivable	1,750,000	1,500,000
Accrued Interest	7,431	125,250
Total Long-Term Assets	2,243,333	5,736,915

TOTAL ASSETS	$3,832,517	$6,783,327

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$4,804	$321,352
Accrued Royalties	428,238	428,238
Accrued Liabilities	411,686	458,218
Accrued Interest - Related Parties	2,137	101,815
Accrued Interest	60,261	23,945
Derivative Liabilities	5,417,525	2,310,983
Notes Payable - Related Parties	500,000	1,818,561
Notes Payable, net of discount	58,189	327,060
Total Current Liabilities	6,882,840	5,790,172

LONG-TERM LIABILITIES
Notes Payable, net of discount	275,041	-
Debentures, net of discount	534,651	435,346
Total Long-Term Liabilities	809,692	435,346

TOTAL LIABILITIES	$7,692,532	6,225,518

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-

Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 58,754,110 issued and 58,750,021 outstanding as of December 31, 2011 and 41,316,930 issued and 41,312,841 outstanding as of December 31, 2010	58,754	41,317
Additional Paid-in Capital	33,265,232	25,251,751
Stock Subscription Receivable	-	(292,074)
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(37,171,962)	(24,431,146)
Total Stockholders' Equity (Deficit)	(3,860,015)	557,809
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$3,832,517	$6,783,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
		(Restated)

REVENUES	$2,209,685	$910,420

COST OF GOODS SOLD	799,626	538,273

GROSS PROFIT	1,410,059	372,147

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	2,745,938	2,337,982
Depreciation / Amortization	470,619	509,959
Impairment of Intangible Assets	3,208,372	-
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(5,014,870)	(2,475,794)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	(1,128,914)	(1,421,336)
Gain (Loss) from Joint Venture	27,137	-
Change in fair value of Derivative Liability	(96,490)	506,645
Warrant Expense	(2,164,302)	(2,012,971)
Interest Income	277,770	157,724
Interest Expense	(262,340)	(801,778)
Debt related Expense	(4,378,807)	(594,307)

LOSS BEFORE INCOME TAXES	(12,740,816)	(6,641,817)
Current tax expense	-	-
Deferred tax expense	-	-
NET LOSS	$(12,740,816)	$(6,641,817)

Basic and diluted loss per share of common stock	$(0.23)	$(0.19)

Weighted average number of common shares outstanding	54,702,212	35,823,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)
Cash flows from operating activities:
Net loss from continuing operations	$(12,740,816)	$(6,641,817)
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization	470,619	471,757
Amortization of discounts and deferred costs	313,082	248,882
Impairment of intangible assets	3,208,372	-
Stock issued as payment for services	161,600	385,220
Warrant Expense	2,164,302	2,012,971
Non-cash debt related costs	727,522	304,000
Stock Issued as payment of expenses	388,080	-
Stock issued for debt related costs	3,338,200	595,233
Gain on Joint Venture	(27,137)	-
Gain on fair market value of derivative liabilities	96,490	(506,645)
Loss on debt settlement	1,128,914	1,421,336
Non-cash expenses	224,318	321,458
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	382,482	(420,139)
(Increase) decrease in inventory	125,981	(159,366)
(Increase) decrease in employee advances	(27,140)
(Increase) decrease in accrued interest receivable - related parties	(134,409)	(32,473)
(Increase) decrease in accrued interest receivable	(143,360)	(125,250)
(Increase) decrease in prepaids and other assets	-	11,020
Increase (decrease) in allowance for uncollectible interest	261,179	-
Increase (decrease) in accrued royalties	-	375,000
Increase (decrease) in accounts payable	(309,848)	(46,959)
Increase (decrease) in accrued liabilities	(46,532)	66,246
Increase (decrease) in accrued interest payable - related parties	36,217	197,078
Increase (decrease) in accrued interest payable	58,283	29,581
Net cash flows provided (used) in operating activities	(343,601)	(1,492,867)

Cash flows from investing activities:
Cash paid in acquisitions	-	(100,000)
Purchase of notes receivable - related parties	(7,318,509)	(1,146,475)
Proceeds from notes receivable - related parties	5,982,272	1,035,375
Net cash flows used in investing activities	(1,336,237)	(211,100)

Cash flows from financing activities:
Proceeds from notes payable - related parties	1,331,363	1,421,025
Payments on notes payable - related parties	(1,617,851)	(695,650)
Proceeds from notes payable	3,240,500	796,375
Payments on notes payable	(2,500,500)	(693,635)
Proceeds from debentures	-	592,150
Proceeds from sale of stock	959,700	338,900
Proceeds from stock subscriptions receivable	219,399	-
Net cash flows provided by financing activities	1,632,611	1,759,165

Increase (decrease) in cash	(47,227)	55,198

Cash and cash equivalents, beginning of period	50,835	(4,363)
Cash and cash equivalents, end of period	$3,608	$50,835

Cash paid during the period for:
Interest	$167,839	$22,473
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$3,218,049	$3,235,511
Common stock issued for services	$161,600	$385,220
Common stock issued for debt related costs	$3,264,495	$595,233
Capital contribution from related party on sale of Secure eHealth	$326,860	$-
Subscriptions receivable offset with note payable	$72,675	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 (RESTATED)

	Preferred	$10.00	Common	$0.001	Additional	Treasury	Treasury	Stock		Total
	Stock	Par Value	Stock	Par Value	Paid-In	Stock	Stock	Subscription	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit)	Equity
Balance at December 31, 2009	-	$-	32,937,310	$32,937	$20,705,267	(4,089)	$(12,039)	$(292,074)	$(17,789,329)	$2,644,762
Issuance of Common stock for:
Debt			5,343,472	5,343	3,230,168					3,235,511
Debt Related Costs			1,162,918	1,163	594,070					595,233
Services			742,630	743	384,477					385,220
Subscription Agreements			1,130,600	1,131	337,769					338,900
Net Loss									(6,641,817)	(6,641,817)
Balance at December 31, 2010 (Restated)	-	$-	41,316,930	$41,317	$25,251,751	(4,089)	$(12,039)	$(292,074)	$(24,431,146)	$557,809
Issuance of Common stock for:
Debt			11,137,551	11,138	3,206,911					3,218,049
Debt Related Costs			2,078,043	2,078	3,262,417					3,264,495
Services			280,000	280	161,320					161,600
Subscription Agreements			3,777,300	3,777	955,923					959,700
Advertising			164,286	164	100,050					100,214
Payment of Stock Subscription Receivable:								292,074		292,074
Capital Contribution from Related Party on Sale of Secure eHealth					326,860					326,860
Net Loss									(12,740,816)	(12,740,816)
Balance at December 31, 2011	-	$-	58,754,110	$58,754	$33,265,232	(4,089)	$(12,039)	0	$(37,171,962)	$(3,860,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – NATURE OF OPERATIONS

Wound Management Technologies, Inc. was incorporated in the State of Texas in December 2001 as MB Software, Inc.  In May 2008, MB Software, Inc. changed its name to Wound Management Technologies, Inc. The Company distributes collagen-based wound care products to healthcare providers such as physicians, clinics and hospitals.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “the Company,” “we,” “us” and “WMT” are used in this report to refer to Wound Management Technologies, Inc.   The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC (“WCI”), a Nevada limited liability company, Resorbable Orthopedics Products, LLC (“Resorbable”), a Texas limited liability company; BioPharma Management Technologies, Inc. (“BioPharma”), a Texas corporation; and Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).  eHealthwas purchased on February 1, 2010 (see Note 4 “Asset and Business Acquisitions”) and sold on December 29, 2011 (see Note 5 “Asset and Business Dispositions”).The accounts of eHealth are included for the period it was under the control of the Company.  All intercompany accounts and transactions have been eliminated.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.  Marketable securities include investments with maturities greater than three months but less than one year.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Loss Per Share

The Company computes loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K including additional guidance issued in May of 2011 regarding fair value measurements and disclosure requirements particularly as it relates to Level 3 fair value measurements. There were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance in “ASC” Topic No.605-45, “Revenue Recognition.”  Revenue is recorded on the gross basis, which includes handling and shipping, because the Company has risks and rewards as a principal in the transaction based on the following:  (a) the Company maintains inventory of the product, (b) the Company is responsible for order fulfillment, and (c) the Company establishes the price for the product.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2011 was zero and the amount at December 31, 2010 was $17,640.

Allowance for Doubtful Interest Receivable

The Company establishes an allowance for doubtfu linterest receivable to ensure accrued interest receivable is not overstated due to uncollectibility.  The allowance for doubtful interest receivable at December 31, 2011 was $413,048 and the amount at December 31, 2010 was zero.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.  Inventories consist of powders, gels and the related packaging supplies.  The allowance for obsolete and slow moving inventory had a balance of $6,764 and $7,261 at December 31, 2011 and December 31, 2010, respectively.

Property and Equipment

Fixed assets consist of $85,855 in furniture and fixtures, computer equipment and a phone system.  These assets, which had a remaining balance of $806 at December 31, 2010, have been fully depreciated as of December 31, 2011.

Intangible Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Fair Value Measurements

As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable.ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).   This fair value measurement framework applies at both initial and subsequent measurement.

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

At December 31, 2011, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 9 “Intangible Assets.”

Income Taxes

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock. Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

Advertising Expense

In accordance with ASC Topic No. 720-35-25-1, the Company recognizes advertising expenses the first time the advertising takes place.  Such costs are expensed immediately if such advertising is not expected to occur.

NOTE 3 -GOING CONCERN

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

NOTE 4 - ASSET AND BUSINESS ACQUISITIONS

On February 1, 2010, the Company entered into a purchase agreement with VHGI Holdings, Inc., formerly VirtualHealth Technologies, Inc., a Delaware corporation (“VHGI”),and VPS Holdings, LLC, a Kentucky limited liability company and subsidiary of VHGI (“VPS”).   The total purchase price of $500,000, which consisted of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”), was paid for certain assets and liabilities.  Amounts recorded by the Company as a result of this transaction were the following:

a)
An asset was recorded for the $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note”).  This receivable was reflected in the December 31, 2010 balance sheet as a long term asset and was combined with the applicable accrued interest.

b)
A liability was recorded for the note payable obligation of $1,000,000, which included accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction.  Subsequent to the purchase date, the Company negotiated payment of a portion of this debt with stock and the remaining balance owed as of December 31, 2010 was $178,443.  This balance combined with $100,000 in separate debt to this lender was reported as related party debt on the balance sheet (see Note 8 “Notes Payable – Related Parties” for additional information regarding this debt).

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

Scott A. Haire also serves as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2011, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

NOTE 5 – ASSET AND BUSINESS DISPOSITIONS

On December 29, 2011, the Company entered into a membership interest purchase agreement with HEB, LLC and Commercial Holding AG, LLC.  The agreement transferred WMT’s 100% membership interest in Secure eHealth in exchange for cancelation of $312,025of principal and $14,835 of accrued but unpaid interest on two promissory notes owed by WMT to the entities.  The two entities had previously financed the acquisition of eHealth by the Company in early 2010.  In addition, as a condition of such transaction, three holders of promissory notes of Wound Management aggregating $300,000 in principal amount, agreed to the assignment of such promissory notes to Secure eHealth.

Scott A. Haire serves as the Chief Executive Officer, President, and Chairman of the Company, and also serves as the managing member of HEB.

NOTE 6 – OTHER SIGNIFICANT TRANSACTIONS

Distribution Agreement

As disclosed in our Form 8-K filing on April 14, 2011, Juventas, LLC (“Juventas”) purchased the exclusive right to sell the CellerateRX powder products in North America. This multi-year agreement had escalating sales requirements for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder, which was recorded as revenue in the first quarter of 2011.

The Distribution Agreement was subsequently amended on November 23, 2011, at which point the Company and WCI entered into a Note Purchase Agreement pursuant to which they issued to Juventas a Convertible Secured Promissory Note in the amount of $500,000 (see Note 8 “Notes Payable”).  In connection with the Note Purchase Agreement, the Company, WCI, and certain of their affiliates entered into a security agreement with Juventas, pursuant to which the Promissory Note was secured by all inventory of the Company and WCI (together with any proceeds of such inventory). Additionally, certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the Promissory Note (the “Guarantees” and, collectively with the Distribution Agreement, the Promissory Note, the Security Agreement, and the Guarantees, the “Juventas Agreements”).

NOTE 7 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of December 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. (see Note 5) Scott Haire is the managing member of Secure eHealth.	Unsecured line of credit 0% interest, due on demand.	$ 293,233	$0

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	500,000	8,472

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	166,216	113,618
TOTAL			$959,449	$122,090

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of December 31, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
HEB, LLC	Scott Haire is the managing member of HEB	Unsecured $800,000 line of credit with interest accrued at 10% per annum, due on demand.	$13,782	$45,299

Notes Receivable

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013.  As of December 31, 2011 the Company has accrued $413,048 interest and has established an allowance for this same amount.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

The Company has five $50,000 5% secured notes, with the same unrelated party for a total balance of $250,000.  The notes were received as part of the June 21, 2011 note payable and warrant purchase agreement (see note 8).  Each $50,000 5% secured note receivable has a maturity date 49 months from the initial funding.  As of December 31, 2011, the principal balance receivable on these notes is $250,000.   As of this same date, $7,431 of interest receivable has been accrued.

NOTE 8 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from affiliates of Scott A. Haire.  Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Juventas, LLC	Juventas, LLC holds the exclusive right to sell CellerateRX products in North America (see Note 6 “Distribution Agreement”)	Contingently convertible promissory note with interest accrued at 4% per annum, due March 9, 2012.	$500,000	$2,137

During 2011, the Company issued common stock in payment of a portion of the debt and interest owed to the related parties listed below.  The number of shares issued for the debt and/or accrued interest and the related loss on conversion is summarized below by related party lender:

Related Party	Number of Shares	Amount of Debt	Loss on Conversion
HEB, LLC	3,317,137	$1,791,449	$1,389,882
Commercial Holding AG, LLC	300,000	$186,000	$0

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC	Scott Haire is the managing member of HEB	Series of advances under two separate, unsecured lines of credit for $1 million each dated November 26, 2003 and November 4, 2004, both at 10% per annum; no maturity date; unused lines available at December 31, 2010 total $864,632. Accrued interest at December 31, 2010 is $30,485.	$1,135,368

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT	Unsecured notes with interest accrued at rates of 8% and 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $37,093.	278,443

VHGI Holdings, Inc.	Scott Haire is a shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at December 31, 2010 is $32,827.	326,000

MLH Investments, LLC	MLH Investments, LLC has provided previous lines of credit to affiliates of WMT	Unsecured note with interest accrued at rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $1,375.	75,000

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of WMT	Unsecured note with interest accrued at rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $35.	3,750

TOTAL			$1,818,561

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

In the first quarter of 2011, the Company issued debt in the amount of $1,660,000 to various unrelated parties.  The terms of the debt are as follows:  (i) interest accrues at 10% per annum; (ii) maturity date is six months from the date of issuance; and (iii) debt is secured by a first priority interest in the inventory of the Company and is senior to all other obligations of the Company.   Additionally, the Company agreed to issue a total of 4,150,000 shares of common stock to the lenders at a price of $0.01 per share, the value of which reduced the balance of the notes payable. The Company issued 3,900,000 of the shares in the first quarter of 2011 and recorded the difference between the fair market value of the stock and the $39,000 reduction in notes payable as a loan origination fee in the amount of $2,276,250.  The remaining 250,000 shares were issued in the second quarter of 2011 and a loan origination fee in the amount of $153,750 was recorded in addition to a $2,500 reduction to the notes payable.  As of December 31, 2011 the principal and accrued interest owed to these lenders has been paid in full.

On January 11, 2011 the Company executed a promissory note in the amount of $200,000 to an unrelated party.  In consideration for the note, the Company issued 200,000 shares of common stock valued at $112,000 as a loan origination fee.  The note payable and interest, accrued at 10%, was paid in full in February 2011.

On January 10, 2011, the Company executed two promissory notes to two unrelated parties in the amount of $50,000 each.  The notes and interest, accrued at 24% per annum, matured two months from the issuance date. An additional note payable in the amount of $100,000 with the same terms was issued to a third party on January 14, 2011.  The Company issued a total of 400,000 shares of common stock in the first quarter for a total reduction to the notes payable in the amount of $8,000.  The remaining note balances including $8,000 of accrued interest were paid in full as of March 31, 2011.

On May 27, 2011, the Company executed a senior promissory note in the amount of $125,000 with an unrelated party.  In consideration for the note, the Company agreed to issue 370,000 shares of common stock valued at $234,950 as a loan origination fee.  The shares of stock were issued in the third quarter and as of December 31, 2011 the note balance is paid in full.

On June 3, 2011, the Company executed a short-term promissory note in the amount of $75,000 to an unrelated party. The note was repaid in full as of June 30, 2011.

On June 17, 2011, the Company executed three senior promissory notes to unrelated parties in the total amount of $250,000. The terms of the debt are as follows: (i) interest accrues at 12% per annum; (ii) maturity date is three months from the date of issuance; (iii) the Company will issue 475,000 shares of common stock; and (iv) the Company will issue to the Lenders five-year warrants to purchase a total of 475,000 shares of common stock at a price of $0.60 per share.  The 475,000 Common Shares were issued in the third quarter of 2011 and the fair market value of the stock has been recorded as a loan origination fee in the amount of $332,750.  The Company measured the fair value of the warrants and recorded a 100% discount against the principal of the notes. The discount is being accreted to interest expense over the term of the notes using the effective interest method.   In September of 2011, the Company executed an agreement extending the due date of one of the notes in the amount of $62,500 to October 31, 2011.  The Company also executed two additional agreements extending the due dates of the remaining notes to November 31, 2011.  As of December 31, 2011, all principal and interest due to these lenders is paid in full.  The discount has been fully amortized as of this same date.

On September 2, 2011, the Company executed two short-term promissory notes with two unrelated parties for a total of $55,000.   Both notes were paid in full as of September 30, 2011.

Convertible Notes Payable

OCTOBER 28, 2010 CONVERTIBLE NOTES

On October 28, 2010, the Company executed four convertible promissory notes to unrelated parties with a combined total face amount of $390,000 and a funded amount of $250,000.  The maturity date for each of the notes was February 28, 2011 and there was no stated interest rate.   In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $202,800 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the note.  The remaining unamortized balance as of December 31, 2010 was $65,333 and this amount has been amortized and recorded as interest expense in the first quarter of 2011.  In addition, the discount amount of $140,000 has also been amortized over the term of the loan.    The unamortized balance as of December 31, 2010 was $94,640 and this amount was fully amortized and recorded as interest expense in the first quarter 2011.  Upon the February 28, 2011 maturity date, $275,000 of the balance owed was converted into 1,100,000 shares of common stock.   An additional $20,000 of the balance owed was arranged to be converted into 80,000 shares of common stock which were issued in the second quarter of 2011. The remaining balance owed on the notes was paid in cash in March of 2011 and the balance owed is zero.

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

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $77,418 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes. The discount was accreted to interest expense over the term of the notes.

In the fourth quarter of 2011, the principal balance of $50,000 and $2,000 of accrued interest payable related to the April 4 note was converted into 351,758 shares of Common Stock.  The $30,000 of principal and $1,200 of accrued interest payable related to the May 20 note was converted into 269,676 shares of Common Stock. The remaining discount related to these notes was accreted to interest expense and the balance of due on these notes as of December 31, 2011 is zero.

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

In the fourth quarter of 2011, these note were assumed by Secure eHealth as part of the Assignment and Assumption agreement in which the Company’s 100% ownership of eHealth was transferred to HEB, LLC and Commercial Holdings AG, LLC  (see Note 5 “Asset and Business Disposition”).  The $300,000 of principal owed on these notes as well as $16,767 of accrued interest payable was transferred to Secure eHealth in the transaction.  All remaining discounts have been expensed to interest expense.  As of December 31, 2011 the balance due on the June 9 convertible notes is zero.

JUNE 21, 2011 CONVERTIBLE NOTE

On June 21, 2011, the Company entered into a note and warrant purchase agreement whereby the Company issued and sold, and an unrelated party purchased: (i) a convertible promissory note of the Company in the principal amount of $560,000 bearing a 12% interest rate and (ii) two warrants, each giving the holders the right to purchase 250,000 shares of common stock. Additionally upon closing, the Company issued to the lender 100,000 shares of common stock of the Company valued at $60,000 as a loan origination fee. The maturity date of the note is June 21, 2015.  In consideration for the issuance and sale of the note and warrants, the lender paid cash in the amount of $250,000 and issued five $50,000 5% secured notes, each with a maturity date 49 months from the initial funding date.  The $60,000 variance between the face value of the note and the funds received represents a 9.1% original issue discount of $50,000 and a $10,000 payment obligation with respect to certain fees and expenses.

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

The Company measured the fair value of the warrants and the beneficial conversion feature of the note and recorded a discount against the principal of the note. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of December 31, 2011 is $284,959.  The principal balance and accrued interest payable balance due on the note as of the same date is $560,000 and $51,367 respectively.

JULY 13, AUGUST 18,& OCTOBER 7 2011 CONVERTIBLE NOTES

On July 13, 2011, August 18, 2011, and October 7, 2011 the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $40,000, $50,000, and $30,000 respectively.  The notes mature nine months from the date of issuance and accrue interest at 8% per annum.  In the event of default the interest rate will increase to 22%. The Note holder has the right to convert any outstanding principal and accrued interest payable, into shares of the Company’s common stock at a conversion price per share equal to 50% of the average of the three lowest closing prices of the Company’s common stock for the 10-day trading period ending on the latest complete trading day before the conversion date.

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $118,542 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes. The discount is being accreted to interest expense over the term of the notes.  The remaining unamortized balance as of December 31, 2011 is $61,811.  The accrued interest payable on the notes as of the same date is $3,894.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $297,857was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt.  The unamortized balance at December 31, 2011 is $160,349. The debt balance net of the discount is $534,651.  In addition, debt issuance costs of $102,850 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at December 31, 2011is $54,878.  Interest expense on the debentures accrues at 6% per annum.  The Company made a cash payment on accrued debenture interest in the amount of $61,113 in the fourth quarter of 2011 leaving an accrued interest balance of $5,000 as of December 31, 2011.

NOTE 9 – INTANGIBLE ASSETS

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

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus of the agreement was on sales of CellerateRX® and required Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covered 20 countries throughout the Middle East and Northern Africa.  Pharma Tech placed orders with WCI during 2010 and 2011for sales of the CellerateRX product in Lebanon; however, the minimum sales amount was not obtained.  Our recent experience with international markets indicates that the sales process is much lengthier than anticipated. Pharma Tech continues to work through the government regulations regarding the sale of medical products and although other distributors are now able to sell the product, the sales pipeline already developed by Pharma Tech is expected to produce increased sales in years to come.

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

The BioPharma transaction has been accounted for as a business combination based on the guidance in ASC Topic No. 805.  The financial statements of BioPharma have been consolidated with those of the Company and an intangible asset was recorded in the amount of $4,187,815 or approximately $.93 per common share issued on the date of acquisition.  The value of the intangible asset  assigned to the marketing contacts recorded by the Company is based on Level 3 input to our valuation methodology, which consists of models with significant unobservable market parameters.  We utilized an undiscounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs.  According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill.   The estimated useful life of the intangible asset was originally determined to be  ten (10) years based on the automatic renewable five year term of the  Distribution Agreement.

At December 31, 2011 the Company evaluated the asset for impairment.  The estimated useful life of the marketing contacts was reduced to the original five (5) year term of the agreement because the minimum sales requirement was not reached in the first or second year of the agreement.  The Company again utilized an undiscounted cash flow analysis based on actual sales in the first two years of the agreement. The resulting impairment of $3,208,372 in addition to the amortization of $418,782 for the year ended December 31, 2011resulted in a net carrying amount of $37,185.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the year ended December 31, 2011 and 2010 was $51,030 and $51,032, respectively.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	2011	2010
Patent	$510,310	$510,310
Accumulated amortization	(114,820)	(63,790)
Patent, net of accumulated amortization	395,490	446,520

Marketing contacts	4,187,815	4,187,815
Accumulated Amortization	(4,150,630)	(523,476)
Marketing contacts, net of accumulated amortization	37,185	3,664,339

Total intangibles, net of accumulated amortization	$432,675	$4,110,859

NOTE 10 – CUSTOMERS AND SUPPLIERS

WCI had two significant customers which accounted for approximately 69% of the Company’s sales in 2011 and two significant customers which accounted for 60% of sales in 2010.  In 2011 the order concentration for the two customers accounted for the following percentages respectively, 54% and 15%.  In 2010, the order of the concentration for the two different vendors accounted for the following percentages respectively, 35% and 25%.  The loss of the sales generated by the larger companies would have a significant effect on the operations of the Company.

The Company purchases all inventory from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 11- COMMITMENTS AND CONTINGENCIES

Royalty Agreement

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.

In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000, (b) a royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, which was paid October, 2009; plus (d) a royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2011and 2010 is $428,238 and $428,238, respectively.

Federal Payroll Taxes

The Company is delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”). As of December 31, 2011, unpaid payroll taxes total approximately $116,145 and related penalties and interest approximated $224,494 computed through December 31, 2011. These liabilities have been recorded as accrued liabilities and general and administrative expenses at December 31, 2011.  A tax lien was filed against the Company in December 2009. The Company is in the process of settling this obligation with the IRS and the final amount due will be subject to negotiations with the IRS.  In January 2012 the Company made payment on the unpaid payroll taxes (see Note 17 “Subsequent Events”).

Inventory Contract

In September 2010, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $390,477 of product.  Payment in the amount of $283,327 was paid by December 31, 2010 with the remaining balance of $107,150 due at the time of delivery.  This amount was recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2010 based on the contractual obligation of the parties.  The remaining balance of $107,150 was paid in the first quarter of 2011.  The Company does not have any contractual obligations to purchase product as of December 31, 2011.

NOTE 12- STOCKHOLDERS’ EQUITY

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

Common Stock

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. At December 31, 2010, there were41,316,930 shares issued and 41,312,841 shares outstanding. At December 31, 2011,there were 58,754,110 shares issued and 58,750,021 shares outstanding.  Of these shares, 4,089 shares are held by the Company as treasury stock as of December 31, 2010  and December 31, 2011, respectively.

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

During 2010, the Company entered into various Subscription Agreements with unrelated parties to purchase units (“Units”) with each Unit consisting of:  (i) one share of the Company’s common stockand (ii) a warrant to purchase one share of the Company’s common stock (the “Warrants”).

At December 31, 2010, there were 3,230,367 warrants outstanding with a weighted average exercise price of $1.07.  At December 31, 2011,there were 8,938,668 warrants outstanding with a weighted average exercise price of $0.82.

A summary of the status of the warrants granted at December 31, 2011 and 2010and changes during the years then ended is presented below:

For the Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,299,767	$1.54
Granted	1,930,600	$0.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	3,230,367	$1.07

For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,230,369	$1.07
Granted	5,708,299	$0.68
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	8,938,668	$0.82

Range of Exercise Prices	As of December 31, 2011			As of December 31, 2011
	Warrants Outstanding			Warrants Exercisable
	Number Outstanding	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.001	299,769	1.0	$ 0.001	299,769	$ 0.001
$ 0.25	200,000	3.8	$ 0.25	200,000	$ 0.25
$ 0.40	999,999	2.5	$ 0.40	999,999	$ 0.40
$ 0.50	2,694,450	2.5	$ 0.50	2,694,450	$ 0.50
$ 0.60	475,000	4.5	$ 0.60	475,000	$ 0.60
$ 0.75	200,000	3.8	$ 0.75	200,000	$ 0.75
$ 1.00	3,069,450	2.4	$ 1.00	3,069,450	$ 1.00
$ 2.00	1,000,000	1.0	$ 2.00	1,000,000	$ 2.00
$ 0.001 - 2.00	8,938,668	2.4	$ 0.82	8,938,668	$ 0.82

NOTE 13 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to June 30, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  As of December 31, 2011, the Company had outstanding warrants entitling the holders to purchase 8,938,668 shares of the Company’s common stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock.  In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  As of December 31, 2011, the Company had outstanding convertible debt in the principal amount of $680,000 and outstanding convertible debentures in the principal amount of $695,000.

As of December 31, 2011, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding debentures and convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification.  Accordingly, the warrants and beneficial conversion features are treated as derivative liabilities and are carried at fair value.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	283.86% to 549.88%
Risk free interest rate	.36% to .83%
Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2011 and 2010:

Balance, December 31, 2010	$(2,310,983)
Change in Fair Value of Warrant Derivative Liability	1,237,803
Change in Fair Value of Beneficial Conversion Derivative Liability	(763,098)
Adjustments to Warrant Derivative Liability	(2,749,453)
Adjustment to Beneficial Conversion Derivative Liability	(260,599)
Adjustment to Debenture Derivative Liability	(571,195)
Balance, December 31, 2011	$(5,417,525)

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

At December 31, 2011, a deferred tax asset results from the deferred tax benefit of asset reserve accounts in the amount of approximately $143,000 and net operating loss carryover of approximately $23,903,000, based on the U.S. Corporate income tax rate of 34%.  A 100% valuation allowance has been provided for both the current and non-current deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The change in the valuation allowance is approximately $1,531,000.

The unexpired net operating loss carry forward at December 31, 2011 is approximately $23,903,000 with $37,207 to expire in 2012 if not utilized.

Current deferred tax asset:

	2011	2010 (Restated)
Asset Reserve Accounts	$142,736	$8,466
Valuation allowance	(142,736)	(8,466)
Net benefit recorded	-	-

Non-current deferred tax asset:

	2011	2010 (Restated)
34% of net operating loss carry forwards	$8,127,127	$6,730,759
Valuation allowance	(8,127,127)	(6,730,759)
Net non-current deferred tax asset	-	-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2011 and 2010 are listed below.

	2011	2010 (Restated)
Expected federal income tax benefit	4,220,745	2,237,710
Valuation allowance	(1,530,637)	(1,323,672)
Debt Settlement Expense	(383,831)	-
Impairment Loss	(1,090,846)	-
Derivative Expense	(836,287)	(491,643)
Amortization of beneficial Conversion Discount	(291,175)	-
Other	(87,969)	(11,625)
Expiration of Net Operating Loss Carryover	-	(410,770)
Income tax expense (benefit)	$-	$-

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  All tax years starting with 2008 are open for examination.

NOTE 15-- LOSS PER SHARE

The data below shows the amounts used in computing loss per share as of December 31, for each of the following years:

	2011	2010
Loss from continuing operations available to common shareholders (numerator)	$12,413,956	$6,641,817

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	54,702,212	35,823,548

Basic and diluted loss per share of common stock	$0.23	$0.19

NOTE 16–RESTATEMENT

The Company has restated its financial statements for year ended December 31, 2010.  The significant changes made are further described and summarized below.

The Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in 2010.  The Company has restated its financial statements for 2010 to record these corrections.

The following table highlights the significant areas of change:

	Year Ended December 31, 2010

	As Previously
	Reported	Restated
	December 31,	December 31,
	2010	2010	Change

Total Assets	$6,783,327	$6,783,327	$-

Total Liabilities	$(3,914,535)	$(6,225,518)	$(2,310,983)
Stockholders' Equity	$(2,868,792)	$(557,809)	$(2,310,983)

Net Income (Loss)	$(5,135,491)	$(6,641,817)	$(1,506,326)
Income (Loss) available to common stockholders	$(5,135,491)	$(6,641,817)	$(1,506,326)

Basic Loss per share	$(0.14)	$(0.19)	$(0.05)

NOTE 17–LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011 is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code.  Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI.  While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

NOTE 18 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2011are outlined below:

In January of 2012, the Company relocated the headquarters of WCI from Fort Lauderdale Florida to the Company’s principal executive office in Fort Worth, Texas.  WCI’s inventory was also relocated from Pac Source, LLC in Rochester NY to a facility in Fort Worth, Texas.

On January 19, 2012 the Company elected to prepay the July 13 convertible promissory note according to the terms of the note agreement at an amount equal to 175% multiplied by the sum of the outstanding principal amount and all accrued and unpaid interest.  The resulting payment of $71,639 was recorded as a reduction of $40,000 of principal due, $1,613 accrued interest and $30,026 in prepayment fees.

On January 25, 2012, 164,286 shares of Common Stock valued at $100,214 when issued in the first quarter of 2011 for prepaid advertising were cancelled and returned to the Company after the advertising company was unable to complete the contract.

On February 23, 2012 the Company elected to prepay the August 18 convertible promissory note according to the terms of the note agreement at an amount equal to 175% multiplied by the sum of the outstanding principal amount and all accrued and unpaid interest.  The resulting payment of $89,505 was recorded as a reduction of $50,000 of principal due, $1,677 accrued interest and $37,828 in prepayment fees.

On January 28, 2012 the Company made payment in the amount of $122,223 to the IRS for the balance due for payroll tax liabilities from 2004-2005.  Approximately $116,075 was applied to the outstanding tax liability while the remaining balance was applied to related fees and interest.  As of the date of this filing the Company is in the process of settling the remaining obligation of approximately $215,155 related to fees and interest and the final amount due will be subject to negotiations with the IRS.

On February 9, 2012, Steven W. Evans informed the Company that because of time constraints affecting his ability to perform his duties as a director, he would be resigning as a member of the Company’s Board of Directors.  His resignation is effective as of the same date.

In February and March of 2012, the Company executed four convertible notes payable in the aggregate principal amount of $375,000.  The notes, convertible into Common Stock at $0.19 per share, have maturity dates ranging from March 31, 2012 to June 30, 2012.  As of March 31, 2012 two notes in the combined principal amount of $250,000 are past due.

On March 20, 2012, the Company, Juventas, and certain other parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the Juventas Agreements (see Note 6 “Other Significant Transactions”) were effectively terminated and all amounts owed and other claims thereunder were settled as more specifically set forth therein. As the result of the Settlement Agreement, the Company has reacquired its North American distribution rights, as well as the rights under certain sub-distribution agreements entered into by Juventas in respect of WCI’s CellerateRX Powder product.

In connection with the Settlement Agreement, the Company, WCI, and certain of their affiliates (collectively, the “Company Parties”), issued to Juventas a Secured Promissory Note in the principal amount of $930,000.  The Company Parties also entered into a security agreement with Juventas pursuant to which the note was secured by all inventory of the Company Parties (together with any proceeds of such inventory), and certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the note.

On March 20, 2012, Scott A. Haire resigned as the Company’s Chief Executive Officer and Chairman of the Board, and Deborah J. Hutchinson resigned as the Company’s President. Both Mr. Haire and Ms. Hutchinson will continue to serve as directors of the Company, and Mr. Haire will also continue to serve as the Company’s Chief Financial Officer.

Also on March 20, 2012, Robert Lutz, Jr., was appointed to fill the remaining vacancy on the Company’s Board of Directors, and to serve as the Chairman of the Board and as the Company’s President and Chief Executive Officer. He also currently serves as the President of R.L. Investments Inc. and Lutz Investments LP. From May 1994 to March 31, 2000, he served as the Chairman and Chief Executive Officer of AMRESCO, Inc., and prior to that, served as the President and Chief Operating Officer of Balcor/Allegiance Realty Group, a subsidiary of the American Express Company. Mr. Lutz has extensive management and leadership experience with both public and private companies, including subsidiaries of Liberty Corp, American Express and AMRESCO. He has been an Independent Director of Felcor Lodging Trust Inc., a General Partner of Felcor Lodging LP (a publicly-traded REIT) since July 1998. He serves as a Trustee of Urban Land Institute. He served as a Trust Manager of AMRESCO Capital Trust since 1998. Mr. Lutz served as a Director of Bristol Hotel Company from December 1995 to its merger into Felcor Lodging Trust Inc. in July 1998.

On March 27, 2012, the Company issued convertible debentures in the principal amount of $400,000.  The debentures, which mature on March 27, 2015, accrue interest at 6% per annum and are convertible into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty trading days immediately preceding the date of conversion.  The Company also issued the lender 200,000 shares of common stock related to the debentures.

In March of 2012, the Company paid the $500,000 related party note payable in full.

On April 2, 2012 the Board of Directors adopted a Code of Ethics (“the Code”) that applies to all Company directors, officers, and employees.  The Code incorporates guidelines designed to deter wrongdoing, to promote honest and ethical conduct, compliance with applicable laws, regulations and disclosure requirements, prompt internal reporting of Code violations and accountability for Code adherence.  A copy of the Code is available, free of charge, on our website http://woundmanagementtechnologies.com under the “Executive Team” page.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 and as of the date of this filing.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERSAND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the current directors and executive officers of the Company as of March 31, 2012:

NAME	AGE	POSITION	YEAR FIRST ELECTED
Robert Lutz, Jr.	61	Chairman, Chief Executive Officer and President	2012
Scott A. Haire (1)	47	Director and Chief Financial Officer	1993
Gilbert A. Valdez	68	Director	1996
Araldo A. Cossutta	87	Director	1994
Robert E. Gross	67	Director	1994
Thomas J. Kirchhofer	71	Director	1994
Dr. Phillip J. Rubinfeld	56	Director	2010
Deborah Jenkins Hutchinson (2)	53	Director	2010

(1)  Scott A. Haire served as the Company’s Chief Executive Officer and Chairman of the Board until March 20, 2012.

(2)  Deborah J. Hutchinson served as the Company’s President until March 20, 2012.

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

Robert Lutz, Jr. is Chairman of the Board and Chief Executive Officer and President of the Company.  He also currently serves as the President of R.L. Investments Inc. and Lutz Investments LP. From May 1994 to March 31, 2000, he served as the Chairman and Chief Executive Officer of AMRESCO, Inc., and prior to that, served as the President and Chief Operating Officer of Balcor/Allegiance Realty Group, a subsidiary of the American Express Company. Mr. Lutz has extensive management and leadership experience with both public and private companies, including subsidiaries of Liberty Corp, American Express and AMRESCO. He has been an Independent Director of Felcor Lodging Trust Inc., a General Partner of Felcor Lodging LP (a publicly-traded REIT) since July 1998. He serves as a Trustee of Urban Land Institute. He served as a Trust Manager of AMRESCO Capital Trust since 1998. Mr. Lutz served as a Director of Bristol Hotel Company from December 1995 to its merger into Felcor Lodging Trust Inc. in July 1998.

Scott A. Haire is a Director of the Company. He was employed by the Company beginning in 1992 and served as President of the Company from 1993 until January 12, 2010 and as Chief Executive Officer and Chairman of the Board until March 20, 2012.  Previously, Mr. Haire was president of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.  Mr. Haire also currently serves as the Chief Financial Officer and a director of VHGI Holdings, Inc.

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

Deborah Jenkins Hutchinson is a Director of the Company and served as the Company’s President from January 12, 2010 until March 20, 2012.  From 2005 until January 12, 2010, she served in various capacities, including most recently, as President of Virtual Technology Licensing, LLC, a subsidiary of HEB—the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors for Private Access, Inc. and VHGI Holdings, Inc.

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

Code of Ethics

On April 2, 2012 we adopted a Code of Ethics applicable to our principal executive, financial and accounting officers.  The Code of Ethics can be found on our website at http://woundmanagementtechnologies.com under the Executive Team page.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Scott A. Haire (a)	2011 2010	-0- -0-	- -	- -	- -	- -	- -	- -	-0- -0-

Deborah J. Hutchinson (b)	2011 2010	150,000 150,000	-	-	- -	- -	- -	- -	150,000 150,000

Cathy Bradshaw (c)	2011 2010	120,000 120,000	- -	- -	- -	- -	- -	- -	120,000 120,000

Notes to Summary Compensation Table

(a)  Scott A. Haire served as the Company’s Chief Executive Officer, but as a majority shareholder, elected not to receive compensation for either of the last two fiscal years.  Mr. Haire resigned as the Company’s Chief Executive Officer on March 20, 2012.

(b) Deborah J. Hutchinson resigned as the Company’s President on March 20, 2012.

(c) Cathy Bradshaw is the President of WCIand, because the primary focus of the Company has been concentrated within this subsidiary, her compensation has been included in this Executive Compensation disclosure.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011 the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 31, 2011 there were 58,754,110 shares of common stock issued and 58,750,021 shares of common stock outstanding, with 4,089 shares held as treasury stock.

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

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
H.E.B., LLC(2)	13,766,106	(2)	23.43%
Applied Nutritionals(3) 1890 Bucknell Drive, Bethlehem, PA 18015	900,000		(3)
George Petito(3) 1890 Bucknell Drive, Bethlehem, PA 18015	5,100,000	(3)	10.21%
MLH, LLC 525 W. Main St #240, Lexington KY 40507	2,978,417		5.07%
T Squared Investments, LLC(4) 1325 Sixth Avenue, Floor 28, New York, NY 10019	2,354,226		4.01%

Officers and Directors:
Robert Lutz, Jr. (7)	250,000		(7)
Scott A. Haire (2)	13,766,106		(2)
Araldo A. Cossutta	6,109,234		10.40%
Dr. Philip J. Rubinfeld(5)	250,000		*
Steven W. Evans (6)	15,000		*
Thomas J. Kirchhofer	-		*
Robert E. Gross	-		*
Gilbert A. Valdez	1,666		*
Cathy Bradshaw	250,000		*
Deborah J. Hutchinson	250,000		*
All directors and executive officers as a group (10persons)	20,892,006		35.56%

* less than 1%
1)	Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
2)
Mr. Scott Haire is the managing member of H.E.B., LLC and, in such capacity, is deemed to beneficially own the shares of stock held by H.E.B., LLC.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

3)
George Petitois the majority member and the manager of Applied Nutritionals (“AN”)and, in such capacity, may be deemed to be the beneficial owner of shares of stock held by AN.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

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

6)	Steven W. Evans resigned from the Company effective as of February 9, 2012.
7)	Mr. Robert Lutz Jr. may be deemed to beneficially own 250,000 shares of stock held by his wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Effective August 20, 2004, we acquired Wound Care Innovations, LLC (“Wound Care”) through a merger of Wound Care with a newly formed Company subsidiary.  The consideration paid by the Company for Wound Care consisted of an aggregate of 6,000,000 shares of our common stock.  These shares were issued to H.E.B., LLC, a Nevada limited liability company (“HEB”), and to Mr. Araldo Cossutta, the sole owners of Wound Care.  Mr. Scott A. Haire, our CFO is a one-percent member, but the managing member of HEB and Mr. Cossutta are members of our Board of Directors.

The Company's principal executive office is located at 777 Main Street in Fort Worth, Texas and this space is leased by HEB.  The Company is billed a portion of the cost to maintain the Fort Worth office. Until December 31, 2011 the principal office for Wound Care was located at 6400 N Andrews, Suite 530 in Fort Lauderdale, Florida, a space also leased in the name of HEB.  WCI used approximately half of the leased space and was billed for their portion of rent.  The total portion billed to the Company for both office locations in 2011 was $72,325.  As January 1, 2012 the principal offices of WCI were moved to the executive office in Fort Worth, TX.

Four full time employees of HEB provide accounting and administrative services to the Company and its subsidiaries and these employees are located at the Company’s office in Fort Worth, Texas.  A portion of their salary is billed to the Company, which was $161,522 for the year ended December 31, 2011.  In addition, HEB pays the cost of providing health benefits to all employees of the Company and its subsidiaries and is reimbursed by the Company.  The amount of this health benefits reimbursement for 2011 is $23,220.  Mr. Scott Haire, the Company’s CFO, is the managing member of HEB, as explained above, and he is a shareholder of the Company.

All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Haire, who is not independent because he was employed by the Company as its former Chief Executive Officer and is currently CFO, Mr. Cossutta, who is not independent due to the above described acquisition of Wound Care and Ms. Hutchinson, who was the President of the Company.

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

As disclosed in our Form 8-K filing on April 14, 2011, we announced a strategic channel partner, Juventas, LLC (“Juventas”), who purchased the exclusive right to sell the CellerateRX powder products in North America.  This multi-year agreement has escalating target sales, with 2012’s minimum sales of CellerateRX® powder set at $9 million, in order for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder. As subsequently disclosed in our Form 8-K filing on March 29, 2012, on March 20, 2012, the Company, Juventas, and certain other parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the agreement with Juventas was effectively terminated and all amounts owed and other claims thereunder were settled as more specifically set forth therein. As the result of the Settlement Agreement, the Company has reacquired its North American distribution rights, as well as the rights under certain subdistribution agreements entered into by Juventas in respect of the CellerateRX powder product.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed and to be billed by Pritchett, Siler & Hardy, P.C. for services performed during the last two fiscal years were $46,975 and $53,333 for the period ended December 31, 2011and December 31, 2010, respectively. Our auditors provided no other services for us during the last two fiscal years other than audit services.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.

2.1
Agreement and Plan of Merger, dated as of September 17, 2009, by and among BioPharma Management Technologies, Inc., a Texas corporation, Wound Management Technologies, Inc., a Texas corporation, BIO Acquisition, Inc., and the undersigned shareholders (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2009)

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

4.1
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B  Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010)

4.2
Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

10.1
Asset Purchase Agreement, dated as of September 29, 2009, by and among Wound Management Technologies, Inc., Resorbable Orthopedic Products, LLC, and members thereof. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2009)

10.2
Royalty Agreement dated as of September 29, 2009, by and between RSI-ACQ, LLC and Resorbable Orthopedic Products, LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 2, 2009)

10.3
Purchase Agreement, dated February 1, 2010, by and between VirtualHealth Technologies, Inc., Wound Management Technologies, Inc., and VPS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2010)

10.4	Promissory Note dated February 1, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 9, 2010)

10.5
Veriscrip Royalty Agreement, dated February 1, 2010, between VirtualHealth Technologies, Inc. and Secure eHealth, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 9, 2010)

10.6
Distribution Agreement dated September 1, 2009 between Wound Care Innovations, LLC and Pharma Technology International, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2010)

10.7
Securities Purchase Agreement, dated as of March 3, 2010 by and among Wound Management Technologies, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on April 5, 2010)

10.8
Distribution Agreement, dated March 8, 2011, between Wound Care Innovations, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2011)

10.9
Amendment to Distribution Agreement, dated November 23, 2011, between Wound Care Innovations, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2011)

10.10
Note Purchase Agreement dated November 23, 2011, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Junentas, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2011)

10.11
Convertible Secured Promissory Note dated November 23, 2011, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Junentas, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 30, 2011)

10.12
Membership Interests Purchase Agreement dated December 29, 2011, among Wound Management Technologies, Inc., H.E.B., LLC and Commercial Holding AG, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2012)

10.13
Settlement Agreement and Mutual Release dated March 20, 2012, among Junventas, LLC, BGM, Inc., LB Technologies, Inc., GO Investments, Bryant Gaines, Jeff Ott, Wound Management Technologies, Inc., Wound Care Innovations, LLC, HEB, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Product, LLC and Scott Haire (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2012)

10.14
Secured Promissory Note dated March 20, 2012, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2012)

21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Date
WOUND MANAGEMENT TECHNOLOGIES, INC. By: /s/ Robert Lutz, Jr. Robert Lutz, Jr. Chief Executive Officer	April 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Lutz, Jr. Robert Lutz, Jr. /s/ Scott A. Haire Scott A. Haire /s/ Lucy J. Singleton Lucy J. Singleton /s/ Gilbert A. Valdez Gilbert A. Valdez	Chief Executive Officer, President and Chairman (Principal Executive Officer) Chief Financial Officer, Director (Principal Financial Officer) Controller (Principal Accounting Officer) Director	April 26, 2012 April 26, 2012 April 26, 2012 April 26, 2012