Form 10-Q
period 2012-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2012-05-16
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of March 31, 2012, 58,789,824 shares of the Issuer's $.001 par value common stock were issued and 58,785,735 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012(Unaudited) and
December 31, 2011 (Audited)	3

Unaudited Condensed Consolidated Statements of Operations for the threemonths ended
March 31, 2012 and 2011	4

Unaudited Condensed Consolidated Statements of Cash Flows for thethree months ended
March 31, 2012 and 2011	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A Risk Factors	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3. Defaults upon Senior Securities	23

ITEM 4.Mine Safety Disclosures	23

ITEM 5. Other Information	23

ITEM 6. Exhibits	23

Signatures	25

PART I – FINANCIAL INFORMATION

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

ASSETS	March 31, 2012	December 31, 2011

CURRENT ASSETS:
Cash	$1,336	$3,608
Accounts Receivable, net	93,091	63,738
Inventory, net	381,107	271,203
Employee Advances	9,369	27,140
Notes Receivable - Related Parties	493,233	959,449
Accrued Interest - Related Parties	19,122	122,090
Deferred Loan Costs	41,825	41,742
Prepaid and Other Assets	-	100,214
Total Current Assets	1,039,083	1,589,184

LONG-TERM ASSETS:
Property and Equipment, net	-	-
Intangible Assets, net	416,537	432,675
Deferred Loan Costs	25,909	26,090
Other Assets	27,137	27,137
Note Receivable	1,750,000	1,750,000
Accrued Interest	10,556	7,431
Total Long-Term Assets	2,230,139	2,243,333

TOTAL ASSETS	$3,269,222	$3,832,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$34,505	$4,804
Accrued Royalties	521,988	428,238
Accrued Liabilities	215,849	411,686
Accrued Interest - Related Parties	1,789	2,137
Accrued Interest	98,931	60,261
Derivative Liabilities	3,586,848	5,417,525
Notes Payable - Related Parties	282,920	500,000
Notes Payable, net of discount	1,143,993	58,189
Total Current Liabilities	5,886,823	6,882,840

LONG-TERM LIABILITIES
Notes Payable, net of discount	295,492	275,041
Debentures, net of discount	713,632	534,651
Total Long-Term Liabilities	1,009,124	809,692

TOTAL LIABILITIES	$6,895,947	7,692,532

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 58,789,824 Issued and 58,785,735 outstanding as of March 31, 2012 and 58,754,110 issued and 58,750,021 outstanding as of December 31, 2011.	58,789	58,754
Additional Paid-in Capital	33,210,982	33,265,232
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(36,884,457)	(37,171,962)
Total Stockholders' Equity (Deficit)	(3,626,725)	(3,860,015)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$3,269,222	$3,832,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	March 31, 2012	March 31, 2011
		Restated

REVENUES	$104,133	$935,412

COST OF GOODS SOLD	118,339	94,418

GROSS PROFIT	(14,206)	840,994

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	190,709	1,057,943
Depreciation / Amortization	16,138	259,110
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(221,053)	(476,059)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	(10,324)	(1,950,882)
Change in fair value of Derivative Liability	2,052,251	255,950
Cost to Reacquire Distributorship	(1,307,520)	-
Warrant Expense	-	(1,991,752)
Interest Income	47,875	49,441
Interest Expense	(45,788)	(366,421)
Debt related Expense	(227,936)	-

LOSS BEFORE INCOME TAXES	287,505	(4,479,723)
Current tax expense	-	-
Deferred tax expense	-	-
NET INCOME (LOSS)	$287,505	$(4,479,723)

Basic and diluted loss per share of common stock	$0.00	$(0.10)

Weighted average number of common shares outstanding	58,635,264	46,423,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012		2011
			Restated
Cash flows from operating activities:
Net income (loss) from continuing operations		$287,505	$(4,479,723)
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization		16,138	259,110
Amortization of discounts and deferred costs		109,939	194,014
Stock issued as payment for services		-	112,000
Warrant Expense		-	1,991,752
Non-cash debt related costs		118,000	-
Stock issued for debt related costs		-	405,580
Re-acquisition of distributorship		930,000	-
Gain on fair market value of derivative liabilities		(2,001,441)	(255,950)
Gain (loss) on debt settlement		10,324	-
Loss on debt settlement		-	1,950,882
Prepayment Expense		(80,837)	-
Non-cash expenses		-	50,347
Changes in assets and liabilities:
(Increase) decrease in accounts receivable		(29,353)	252,444
(Increase) decrease in inventory		(109,904)	(51,893)
(Increase) decrease in employee advances		17,771	-
(Increase) decrease in accrued interest receivable - related parties		(11,462)	(15,690)
(Increase) decrease in accrued interest receivable		(36,413)	(33,750)
(Increase) decrease in prepaids and other assets		-	107,150
Increase (decrease) in allowance for uncollectible interest		33,288	-
Increase (decrease) in accrued royalties		93,750	(358,323)
Increase (decrease) in accounts payable		29,700	(230,498)
Increase (decrease) in accrued liabilities		(73,615)	180,071
Increase (decrease) in accrued interest payable - related parties		1,789	12,165
Increase (decrease) in accrued interest payable		38,210	34,590
Net cash flows provided (used) in operating activities		(656,611)	124,278

Cash flows from investing activities:
Purchase of notes receivable - related parties		-	(2,231,658)
Proceeds from notes receivable - related parties		371,839	1,546,120
Net cash flows used in investing activities		371,839	(685,538)

Cash flows from financing activities:
Proceeds from notes payable - related parties		280,000	61,500
Payments on notes payable - related parties		-	(952,268)
Proceeds from notes payable		195,000	2,060,000
Payments on notes payable		(540,000)	(537,000)
Proceeds from debentures		347,500	-
Proceeds from sale of stock		-	868,700
Proceeds from stock subscriptions payable		-	31,000
Net cash flows provided by financing activities		282,500	1,531,932

Increase (decrease) in cash		(2,272)	970,672

Cash and cash equivalents, beginning of period		3,608	50,835
Cash and cash equivalents, end of period		$1,336	$1,021,507

Cash paid during the period for:
Interest		$5,790	$2,552
Income Taxes		-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$		$3,050,991
Common stock issued for services		$-	$112,000
Common stock issued for debt related costs		$35,676	$405,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2012 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2011 and December 31, 2010, included in the Company’s Annual Report on Form 10-K.  The accompanying audited consolidated balance sheet as of December 31, 2011 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC a Nevada limited liability company (“WCI”),; BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable”); and Secure eHealth, LLC a Nevada limited liability company (“eHealth”).  eHealth was purchased on February 1, 2010 and sold on December 29, 2011.  The accounts of eHealth are included for the period it was under the control of the Company. All intercompany accounts and transactions have been eliminated.

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

At March 31, 2012, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock (the “Common Stock”). Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes.

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

No value was assigned to the other assets included in the transaction, which were fully amortized intangibles, because no value was identified for these assets when determining the purchase price paid.  These intangibles include intellectual property related to the prescription drug monitoring “Veriscrip” technology and the System Tray Notifier license owned by eHealth.  The purchased assets also included VHGI’s 100% membership interest in eHealth.

Scott A. Haire, the Company's Chief Financial Officer (“CFO”), also serves as Chairman and the Chief Financial Officer of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2011, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

Asset and Business Dispositions

On December 29, 2011, the Company entered into a membership interest purchase agreement with HEB and Commercial Holding AG, LLC.  The agreement transferred WMT’s 100% membership interest in Secure eHealth in exchange for cancelation of $312,025 of principal and $14,835 of accrued but unpaid interest on two promissory notes owed by WMT to the entities.  The two entities had previously financed the acquisition of eHealth by the Company in early 2010.  In addition, as a condition of such transaction, three holders of promissory notes of the Company aggregating $300,000 in principal amount, agreed to the assignment of such promissory notes to Secure eHealth.

Scott A. Haire, the Company’s Chief Financial Officer, also serves as the managing member of HEB.

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

The Distribution Agreement was subsequently amended on November 23, 2011, at which point the Company and WCI entered into a Note Purchase Agreement pursuant to which they issued to Juventas a Convertible Secured Promissory Note in the amount of $500,000 (see Note 5 “Notes Payable”).  In connection with the Note Purchase Agreement, the Company, WCI, and certain of their affiliates entered into a security agreement with Juventas, pursuant to which the Promissory Note was secured by all inventory of the Company and WCI (together with any proceeds of such inventory). Additionally, certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the Promissory Note (the “Guarantees” and, collectively with the Distribution Agreement, the Promissory Note, the Security Agreement, and the Guarantees, the “Juventas Agreements”).

On March 20, 2012, the Company, Juventas, and certain other parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the Juventas Agreements were effectively terminated and all amounts owed and other claims thereunder were settled as more specifically set forth therein. As the result of the Settlement Agreement, the Company has reacquired its North American distribution rights, as well as the rights under certain sub-distribution agreements entered into by Juventas in respect of WCI’s CellerateRX Powder product.

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

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of March 31, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. Scott Haire is the managing member of Secure eHealth.	Unsecured line of credit with interest accrued at rate of 1% per annum, due on demand.	$ 293,233	$733

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous l ines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	200,000	18,389

TOTAL			$493,233	$19,122

Notes Receivable

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013.  As of March 31, 2012 the Company has accrued $446,336 interest and has established an allowance for this same amount.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, and other investors hold pro rata security interests in all property of Private Access including its intellectual property.

The Company has five $50,000 5% secured notes, with the same unrelated party for a total balance of $250,000.  The notes were received as part of the June 21, 2011 note payable and warrant purchase agreement (see note 5).  Each $50,000 5% secured note receivable has a maturity date 49 months from the initial funding.  As of March 31, 2012, the principal balance receivable on these notes is $250,000.   As of this same date, $10,556 of interest receivable has been accrued.

NOTE 5 NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from affiliates of Scott A. Haire.  Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of March 31, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Lutz, Investments LP	Mr. Lutz is the CEO of the Company	Convertible note payable due March 31, 2012. The note is convertible at $0.19 per share. As of March 31, 2012 the note has not been converted and is past due.	$200,000	$361

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	$82,920	$1,428

Total			$282,920	$1,789

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

In the first quarter of 2011, the Company issued debt in the amount of $1,660,000 to various unrelated parties.  The terms of the debt are as follows:  (i) interest accrues at 10% per annum; (ii) maturity date is six months from the date of issuance; and (iii) debt is secured by a first priority interest in the inventory of the Company and is senior to all other obligations of the Company.   Additionally, the Company agreed to issue a total of 4,150,000 shares of Common Stock to the lenders at a price of $0.01 per share, the value of which reduced the balance of the notes payable. The Company issued 3,900,000 of the shares in the first quarter of 2011 and recorded the difference between the fair market value of the stock and the $39,000 reduction in notes payable as a loan origination fee in the amount of $2,276,250.  The remaining 250,000 shares were issued in the second quarter of 2011 and a loan origination fee in the amount of $153,750 was recorded in addition to a $2,500 reduction to the notes payable.  The entire principal balance and all accrued interest payable due to these lenders was paid in full as of December 31, 2011.

On January 11, 2011 the Company executed a promissory note in the amount of $200,000 to an unrelated party.  In consideration for the note, the Company issued 200,000 shares of Common Stock valued at $112,000 as a loan origination fee.  The note payable and interest, accrued at 10%, was paid in full in February of 2011.

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

On May 27, 2011, the Company executed a senior promissory note in the amount of $125,000 with an unrelated party.  In consideration for the note, the Company agreed to issue 370,000 shares of Common Stock valued at $234,950 as a loan origination fee.  The shares of stock were issued in the third quarter and as of December 31, 2011 the note balance was paid in full.

On June 3, 2011, the Company executed a short-term promissory note in the amount of $75,000 to an unrelated party. The note was repaid in full as of June 30, 2011.

On June 17, 2011, the Company executed three senior promissory notes to unrelated parties in the total amount of $250,000. The terms of the debt are as follows: (i) interest accrues at 12% per annum; (ii) maturity date is three months from the date of issuance; (iii) the Company will issue 475,000 shares of Common Stock; and (iv) the Company will issue to the Lenders five-year warrants to purchase a total of 475,000 shares of Common Stock at a price of $0.60 per share.  The 475,000 Common Shares were issued in the third quarter of 2011 and the fair market value of the stock has been recorded as a loan origination fee in the amount of $332,750.  The Company measured the fair value of the warrants and recorded a 100% discount against the principal of the notes. The discount is being accreted to interest expense over the term of the notes using the effective interest method.   In September of 2011, the Company executed an agreement extending the due date of one of the notes in the amount of $62,500 to October 31, 2011.  The Company also executed two additional agreements extending the due dates of the remaining notes to November 31, 2011.  In the first quarter of 2012, the Company issued a total of 500,000 additional stock purchase warrants with an exercise price of $0.60 to the lenders as consideration for late payment. As of March 31, 2012, all principal and interest due to these lenders was paid in full and the discount related to the notes was fully amortized.

On September 2, 2011, the Company executed two short-term promissory notes with two unrelated parties for a total of $55,000.   Both notes were paid in full as of September 30, 2011.

In January of 2012, the Company executed a non-interest bearing promissory note in the amount of $20,000 to an affiliate of Juventas, LLC.  As of March 31, 2012, the $20,000 principal remains due. See “Subsequent Events”.

On March 20, 2012, the Company executed a secured promissory note payable to Juventas, LLC in the amount of $930,000 related to the Settlement Agreement (see Note 3).  The note matures on May 20, 2012.  As of March 31, 2012, the principal balance of $930,000 and $3,159 of accrued interest remains due.

Convertible Notes Payable

OCTOBER 28, 2010 CONVERTIBLE NOTES

On October 28, 2010, the Company executed four convertible promissory notes to unrelated parties with a combined total face amount of $390,000 and a funded amount of $250,000.  The maturity date for each of the notes was February 28, 2011 and there was no stated interest rate.   In accordance with ASC Topic No. 470-20-25-4 a discount in the amount of $202,800 was calculated as the total value of the beneficial conversion feature and was amortized over the term of the notes.  Upon the February 28, 2011 maturity date, $275,000 of the balance owed was converted into 1,100,000 shares of Common Stock.   An additional $20,000 of the balance owed was arranged to be converted into 80,000 shares of Common Stock which were issued in the second quarter of 2011. The remaining balance owed on the notes was paid in full in March of 2011.

As consideration for making the above mentioned loans, a combined total of 800,000 warrants were issued to the lenders to purchase shares of Common Stock.  The warrants have an exercise price of $.25, $.50, $.75 and $1.00 in increments of 200,000, respectively.  All the warrants expire 5 years from the date of issuance. The fair value of the warrants on the date of issuance was calculated using the American-Binomial option pricing model at each of the above mentioned exercise prices.  The $304,000 value of the warrants was recorded as a capital contribution and loan origination expense at the date of issuance.

DECEMBER 28, 2010 CONVERTIBLE NOTE

On December 28, 2010, a convertible promissory note was executed in the amount of $50,000 to an unrelated party.  The note, which accrues interest at 8% per annum, had a maturity date of September 30, 2011.  The note agreement included a $3,000 discount which was amortized over the nine-month term of the loan.  The note was convertible into shares of Common Stock at a 45% discount.  In July of 2011, the Company issued 235,603 shares of Common Stock in payment of the principal balance and all accrued interest.  The Company also amortized the remaining discount of $985 and recorded a loss on the conversion in the amount of $52,066.

APRIL 4 & MAY 20, 2011 CONVERTIBLE NOTES

On April 4, 2011 and May 20, 2011, the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $50,000 and $30,000, respectively.  The notes matured nine months from the date of issuance and accrued interest at 8% per annum.  In the event of default the interest rate increased to 22%. The Note holder had the right to convert any outstanding principal and accrued interest payable, at a conversion price per share equal to 55% of the average of the three lowest closing prices of the Common Stock for the 10 day trading period ending on the latest complete trading day before the conversion date.

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $77,418 as discount that reduced the carrying value of the convertible notes. The discount was accreted to interest expense over the term of the notes.

In the fourth quarter of 2011, the principal balance of $50,000 and $2,000 of accrued interest payable related to the April 4 note was converted into 351,758 shares of Common Stock.  The $30,000 of principal and $1,200 of accrued interest payable related to the May 20 note was converted into 269,676 shares of Common Stock. The remaining discount related to these notes was accreted to interest expense and the balance of due on these notes as of December 31, 2011 was zero.

JUNE 9, 2011 CONVERTIBLE NOTES

On June 9, 2011, the Company executed three convertible promissory notes to unrelated parties in the total amount of $300,000.  The notes accrued interest at 10% and matured six months from the issue date.  The notes were convertible into shares of Common Stock at the lesser of $0.40 per share or 50% of the lowest bid price in the five days preceding the conversion date. In addition, the Company issued to such investors a total of 999,999 three-year detachable warrants to purchase shares of Common Stock at an exercise price of $0.40 per share.

In accordance with ASC 470-20, the proceeds of $300,000 were allocated based on the relative fair values of the convertible notes and the detachable warrants at the time of issuance. The Company allocated $198,876 of the proceeds to the detachable warrants and recorded an equivalent discount.  The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $101,124 as an equivalent discount for a total discount of $300,000. The discount was accreted to interest expense over the term of the notes using the effective interest method.

In the fourth quarter of 2011, these notes were assumed by eHealth as part of the Assignment and Assumption agreement in which the Company’s 100% ownership of eHealth was transferred to HEB, LLC and Commercial Holdings AG, LLC (see Note 3 “Significant Transactions”).  The $300,000 of principal owed on these notes as well as $16,767 of accrued interest payable was transferred to Secure eHealth in the transaction.  All remaining discounts have been expensed to interest expense.  As of December 31, 2011 the balance due on the June 9 convertible notes was zero.

JUNE 21, 2011 CONVERTIBLE NOTE

On June 21, 2011, the Company entered into a note and warrant purchase agreement whereby the Company issued and sold, and an unrelated party purchased: (i) a convertible promissory note of the Company in the principal amount of $560,000 bearing a 12% interest rate and maturity date of June 21, 2015 (ii) two warrants, each giving the holders the right to purchase 250,000 shares of Common Stock. Additionally upon closing, the Company issued to the lender 100,000 shares of Common Stock of the Company valued at $60,000 as a loan origination fee. In consideration for the issuance and sale of the note and warrants, the lender paid cash in the amount of $250,000 and issued five $50,000 5% secured notes, each with a maturity date 49 months from the initial funding date.  The $60,000 variance between the face value of the note and the funds received represents a 9.1% original issue discount of $50,000 and a $10,000 payment obligation with respect to certain fees and expenses.

The note is convertible into shares of Common Stock, at the option of the lender, at a price per share equal to (a) the principal and interest to be converted divided by (b) 70% of the lowest trade price for the thirty (30) trading days immediately preceding conversion. The principal and interest subject to conversion under the note shall be eligible for conversion in tranches, as follows: (1) an initial tranche in an amount equal to $310,000 and any interest or fees accrued thereon, and (5) five additional subsequent tranches each in an amount equal to $50,000 and any interest or fees accrued thereon.  The first tranche of $310,000, representing the amounts paid by the investor upon the closing of the transaction, may be converted at the lender’s option at any time.  The lender’s right to convert any of the subsequent tranches is conditioned upon the lender’s payment of the corresponding 5% secured note receivable (see note 4).  Accordingly, principal and interest under the note may only be converted by the lender in proportion to the amounts paid under each of the 5% secured notes.

Both warrants are exercisable for a period of five years from the initial funding date, and entitle the investor to purchase 250,000 shares of Common Stock.  The first warrant is exercisable at $0.50 per share and the second at $1.00 per share.

The Company measured the fair value of the warrants and the beneficial conversion feature of the note and recorded a discount against the principal of the note. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of March 31, 2012 is $264,509.  The principal balance and accrued interest payable balance due on the note as of the same date is $560,000 and $76,221 respectively.

JULY 13, AUGUST 18, & OCTOBER 7 2011 CONVERTIBLE NOTES

On July 13, 2011, August 18, 2011, and October 7, 2011 the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $40,000, $50,000, and $30,000 respectively.  The notes mature nine months from the date of issuance and accrue interest at 8% per annum.  In the event of default the interest rate will increase to 22%. The Note holder has the right to convert any outstanding principal and accrued interest payable, into shares of Common Stock at a conversion price per share equal to 50% of the average of the three lowest closing prices of the Common Stock for the 10-day trading period ending on the latest complete trading day before the conversion date.

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $118,542 as discount that reduced the carrying value of the convertible notes. The discount is being accreted to interest expense over the term of the notes.

In the first quarter of 2012, the Company chose to prepay the July 13 and August 18 convertible note in the amount equal to 175% of all outstanding principal and accrued interest at the time of prepayment.in accordance with terms of the note agreements.  The Company made payments in the total amount of $161,145 and the July 13 and August 18 notes and all related interest are paid in full.  As of March 31, 2012, the remaining principal balance and accrued interest payable due on the October 7, 2011 convertible note is $30,000 and$1,197 respectively.  The unamortized discount as of this same date is $11,007.

JUVENTAS CONVERTIBLE SECURED PROMISSORY NOTE

On November 23, 2011, the Company executed a $500,000 secured promissory note to Juventas, LLC (see Note 3) related to the amended distribution agreement.  The note and interest, accrued at 4% per annum was due on March 9, 2012.  The note was to be automatically converted into five million shares of Common Stock upon the closing of the Company’s acquisition of Juventas, LLC.  As of March 31, 2012 the principal balance of this note has been paid in full and $2,252 of accrued interest payable remained due.

MARCH 2012 CONVERTIBLE NOTES

On March 3, 2012 the company issued a convertible note in the principal amount of $25,000 to an unrelated party.  The interest rate is 5% with a maturity date of June 30, 2012. The note is convertible at $0.19 per share.

On March 15, 2012, the Company issued a convertible note in the amount of $50,000 to an unrelated party.   The interest rate is 5% with a maturity date of March 31, 2012.   The note is convertible at $0.19 per share.

On March 22, 2012 the company issued a convertible note in the principal amount of $100,000 to an unrelated party.  The interest rate is 5% with a maturity date of June 30, 2012. The note is convertible at $0.19 per share.

As of March 31, 2012, an aggregate principal balance of $175,000 related to the March 2012 convertible notes is outstanding and $50,000 of that amount is past due.  Additionally, $344 of interest payable has been accrued.

Debentures

On March 30, 2010, the Company entered into a Securities Purchase Agreement and, pursuant to this agreement, a total of $1,000,000 in principal amount of convertible debentures (the “Debentures”), with a maturity date of March 2013, may be sold to investors.  The Debentures may be converted into shares of Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of Common Stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock.   This ownership restriction may be waived, however, by a holder upon sixty-one (61) days prior written notice.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt.

On March 27, 2012, the Company entered into a Securities Purchase Agreement and sold $400,000 of convertible debentures with a maturity date of March 27, 2015, to an unrelated party for $360,000.  The Debentures may be converted into Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock.   Additionally, the Securities Purchase Agreement entitled the purchaser to 200,000 shares of Common Stock

In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $171,429 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt.  Additionally, a discount of $35,676 was allocated to to 200,000 share sof Common Stock based on the relative fair market value of the stock and convertible debt at the time of the agreement.

The unamortized discount balance of all debentures at March 31, 2012 is $381,368.  The debt balance net of the discount is $713,632.  In addition, total debt issuance costs of $115,350 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at March 31, 2012 is $58,761.  Interest expense on the debentures accrues at 6% per annum.  The balance of accrued interest payable at March 31, 2012 is $15,758.

NOTE 6 – INTANGIBLE ASSETS

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

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The initial focus of the agreement was on sales of CellerateRX® and required Pharma Tech to sell a minimum of $500,000 of the product each year of the five year agreement to maintain the exclusive right to sell the product. The agreement covered 20 countries throughout the Middle East and Northern Africa.  Pharma Tech placed orders with WCI during 2010 and 2011 for sales of the CellerateRX product in Lebanon; however, the minimum sales amount was not obtained.  Our recent experience with international markets indicates that the sales process is much lengthier than anticipated. Pharma Tech continues to work through the government regulations regarding the sale of medical products and although other distributors are now able to sell the product, the sales pipeline already developed by Pharma Tech is expected to produce increased sales in years to come.

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

At December 31, 2011 the Company evaluated the asset for impairment.  The estimated useful life of the marketing contacts was reduced to the original five (5) year term of the agreement because the minimum sales requirment was not reached in the first or second year of the agreement.  The Company again utilized an undiscounted cash flow analysis based on actual sales in the first two years of the agreement resulting in an impairment of $3,208,372. The amount amortized for the three months ended March 31, 2012 was $3,380 resulting in a balance of $4,154,010 in accumulated amortization as of March 31, 2012.  The balance of the intabgible asset, net of acumulated amorization was $33,805 as of this same date.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of Common Stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the three months ended March 31, 2012 was $12,758.  The balance of the intangible asset, net of accumulated amortization, was $382,732 as of March 31, 2012.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	March 31, 2012	December 31, 2011
Patent	510,310	510,310

Accumulated amortization	(127,577)	(114,820)

Patent, net of accumulated amortization	382,732	395,490

Marketing contacts	4,187,815	4,187,815

Accumulated Amortization	(4,154,010)	(4,150,630)

Marketing contacts, net of accumulated amortization	33,805	37,185

Total intangibles, net of accumulated amortization	416,537	432,675

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of Series A Preferred Stock of the Company were converted into shares of Common Stock. There are currently 5,000,000 shares of Preferred Stock authorized, with no shares of Series A Preferred Stock currently issued or outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.001 per share.  These shares have full voting rights.  As of March 31, 2012, there were 58,789,824 shares of Common Stock issued and 58,785,735 shares outstanding.   At December 31, 2011, there were 58,754,110 shares of Common Stock issued and 58,750,021 shares outstanding.  The Company holds 4,089 shares as treasury stock.

2011 Omnibus Long-Term Incentive Plan

On March 10, 2011, the Company adopted, subject to shareholder approval, the 2011 Omnibus Long-Term Incentive Plan (the “Plan”) to offer competitive long-term incentive compensation opportunities as well as to align the interests of the participants with those of the Company’s shareholders.  Under the Plan, stock options, stock appreciation rights, restricted shares, and performance shares were to be awarded at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company.   In order for the Plan to become effective, shareholder approval had to be obtained on or before March 08, 2012.  As of the date of this filing approval of the plan has not been obtained. Any awards made prior to the effective date have been terminated.

Warrants

A summary of the status of the warrants granted for the three month period ended March 31, 2012 and for the year ended December 31, 2011 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2011			For the Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,230,369	$1.07	Outstanding at beginning of period	8,938,668	$0.82
Granted	5,708,299	0.68	Granted	500,000	0.60
Exercised	-	-	Exercised	-	-
Forfeited	-	-	Forfeited	-	-
Expired	-	-	Expired	-	-
Outstanding at end of period	8,938,668	$0.82	Outstanding at end of period	9,438,668	$0.81

	As of March 31, 2012			As of March 31, 2012
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	0.8	$0.001	299,769	$0.001
0.25	200,000	3.6	0.25	200,000	0.25
0.40	999,999	2.3	0.40	999,999	0.40
0.50	2,694,450	2.2	0.50	2,694,450	0.50
0.60	975,000	4.5	0.60	975,000	0.60
0.75	200,000	3.6	0.75	200,000	0.75
1.00	3,069,450	2.1	1.00	3,069,450	1.00
2.00	1,000,000	0.8	2.00	1,000,000	2.00
$0.001- 2.00	9,438,668	2.3	$0.81	9,438,668	$0.81

NOTE 8 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues shares of Common Stock or Common Stock equivalents at a price less than the exercise price.  As of March 31, 2012, the Company had outstanding warrants entitling the holders to purchase 9,438,668 shares of Common Stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Common Stock.  In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  As of March 31, 2012, the Company had outstanding convertible debt in the principal amount of $590,000 and outstanding convertible debentures in the principal amount of $1,095,000.

As of December 31, 2011, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding debentures and convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments did not qualify for equity classification.  Accordingly, the warrants and beneficial conversion features are treated as derivative liabilities and are carried at fair value.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	283.86% to 549.88%
Risk free interest rate	.36% to 1.04%
Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the year ended December 31, 2011 and the three months ended March 31, 2012:
Balance, December 31, 2010	$(2,310,983)
Change in Fair Value of Warrant Derivative Liability	1,237,803
Change in Fair Value of Beneficial Conversion Derivative Liability	(763,098)
Adjustments to Warrant Derivative Liability	(2,749,453)
Adjustment to Beneficial Conversion Derivative Liability	(260,599)
Adjustment to Debenture Derivative Liability	(571,195)
Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	925,902
Change in Fair Value of Beneficial Conversion Derivative Liability	610,533
Change in Fair Value of Debenture Derivative Liability	395,325
Adjustments to Warrant Derivative Liability	(118,000)
Adjustment to Beneficial Conversion Derivative Liability	188,346
Adjustment to Debenture Derivative Liability	(171,429)
Balance, March 31, 2012	(3,586,848)

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s corporate office is located in Fort Worth, Texas, in a space leased by HEB.  The Company shares the space with the VHGI corporate office and other HEB affiliated companies.

The Company also reimburses HEB for the cost of accounting and administrative services provided to the Company by employees of HEB. Additionally, the Company pays HEB for the actual costs of health benefits provided to Company employees through HEB.

NOTE 10 – RESTATEMENT

The Company has restated its financial statements for quarter ended March 31, 2011.  The significant changes made are further described and summarized below.

The Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in the first quarter of 2011.  The Company has restated its financial statements for the period ended March 31, 2011 to record these corrections.

The following table highlights the significant areas of change:

	Three Months Ended March 31, 2011

	As Previously
	Reported	Restated
	March 31,	March 31,
	2011	2011	Change

Total Assets	$8,306,140	$8,306,140	$-

Total Liabilities	$(2,928,754)	$(6,975,569)	$(4,046,815)
Stockholders' Equity	$(5,377,356)	$(1,330,571)	$4,046,785

Net Income (Loss)	$(2,743,921)	$(4,479,723)	$(1,735,802)
Income (Loss) available to common stockholders	$(2,743,921)	$(4,479,723)	$(1,735,802)

Basic Loss per share	$(0.06)	$(0.10)	$(0.04)

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items mentioned above there are no events to disclose.

In April of 2012, the Company paid the $20,000 January 2012 note payable in full.

On April 3, 2012, the company issued a convertible note in the principal amount of $25,000 to an unrelated party.  The interest rate is 5% with a maturity date of April 30, 2012. The note is convertible at $0.19 per share. As of the date of this filing the note is past due.

On April 12, 2012, the Company issued 4,000,000 shares of common stock in conversion of debentures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011:

Revenues.  The Company generated revenues for the three months ended March 31, 2012 of $104,133, as compared to revenues of $935,412 for the three months ended March 31, 2011, or a 89% decrease in revenues.  In 2011, the Company’s revenue included a $500,000 receipt from the sale of certain distribution rights to the CellerateRX powder product as mentioned in Note 3. The Company did not sell any rights to distribute the CellerateRX products in the first quarter of 2012.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2012 were $118,339, as compared to costs of goods sold of $94,418 for the three months ended March 31, 2011, or a 25% increase. The increase is the result of the Company’s increased cost of product.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2012 were $190,709, as compared to G&A expenses of $1,057,943 for the three months ended March 31, 2011, or a, 82% decrease in G&A expenses.  The decrease is due to reduced marketing, consulting, and payroll expenses in the first quarter of 2012.

Interest Income.   Interest income was $47,875 for the three months ended March 31, 2012, as compared to $49,441 for the three months ended March 31, 2011, or a 3% decrease.

Interest expense.  Interest expense was $45,788 for the three months ended March 31, 2012, as compared to $366,421 for the three months ended March 31, 2011, or a decrease of 88%. Interest expense has decreased in 2012 as the Company uses equity compensation to secure financing and reduce interest costs.

Debt related expense.  Debt related expense was $227,936 for the three months ended March 31, 2012, as compared to $0 for the three months ended March 31, 2011, or a 184% increase.  The increase is due to additional equity compensation given to lenders to secure financing.

Gain/Loss on debt settlement.   The loss on settlement was $10,324 for the three months ended March 31, 2012, as compared to a loss of $1,950,882 for the three months ended March 31, 2011, or a decrease of 99%. The gain on settlement for the three months ended March 31, 2011 is primarily the result of the increase of the fair market value of the Company’s stock between the date of the conversion agreements and the date of stock issuance.

Net Income/Loss. We had net income for the three months ended March 31, 2012 of $287,505, as compared to a net loss of $4,479,723 for the three months ended March 31, 2011.  The increase in net income is the result of reduced costs related to debt settlement and warrant expense and the decrease in the fair value of the Company’s derivative liabilities.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $282,500 for the three months ended March 31, 2012, and $1,531,932 for the three months ended March 31, 2011.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2012, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Commitments

Federal Payroll Taxes.  The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  A tax lien was filed against the Company in December 2009. On January 28, 2012 the Company made payment in the amount of $122,223 to the IRS for the balance due for payroll tax liabilities from 2004-2005.  Approximately $116,075 was applied to the outstanding tax liability while the remaining balance was applied to related fees and interest.  As of the date of this filing the Company is in the process of attempting to settle the remaining obligation of approximately $214,155 related to fees and interest and the final amount due will be subject to negotiations with the IRS.

Royalty Agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2011 was $428,238. As of March 31, 2012, the balance due to Applied is $521,988.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2012 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

On January 25, 2012, 164,286 shares of Common Stock valued at $100,214 which where issued in the first quarter of 2011 for prepaid advertising were cancelled and returned to the Company after the advertising company was unable to complete the contract.

In March of 2012, the Company issued 200,000 shares of Common Stock with a fair market value of $46,000 to an unrelated party as part of the March 27, 2012 debenture issuance.

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

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

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

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

10.1	Membership Interests Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2012)

10.2
Form of Assignment and Assumption and Amendment No. 1 of Convertible Promissory Note - Caesar Capital Group (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2012)

10.3
Form of Assignment and Assumption and Amendment No. 1 of Convertible Promissory Note - AARG Corp. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2012)

10.4	Settlement Agreement and Mutual Release, dated March 20, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2012)

10.5	Secured Promissory Note dated March 20, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2012)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: May 16, 2012	/S/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board, Chief Executive Officer and President