Form 10-Q
period 2012-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2012-08-20
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of June 30, 2012, 63,309,540 shares of the Issuer's $.001 par value common stock were issued and 63,305,451 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition is as of June 30, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

Strategic Planning

Mr. Lutz initiated a Quarterly Strategic Planning meeting for senior staff beginning in April 2012 that was reported to Shareholders in an Annual Letter Press Release on May 29, 2012.  The Company developed a focused three year strategic plan and budget that calls for an attainable and disciplined approach for marketing and sales of our primary product line, CellerateRX®, via three major markets: Hospitals/Operating Rooms, Wound Care Centers and Long Term Care Facilities / Home Health Agencies. We believe that having products that address all three markets independently is imperative.   As a result of these efforts we are experiencing sales growth that, should it continue in line with current projections, would allow us to achieve sustained positive cash flow from operations by year end.

The Company has been successful in retaining the internal sales management team and network of distributors established by Juventas. Additionally, the Company has made numerous additions/changes to the distributors established by Juventas. They market and sell our products primarily in Hospitals and Wound Care Centers. The Hospital channel singularly represents a significant opportunity as our powder is now being used to facilitate the healing of surgical wounds in “high risk” patients throughout the entire surgical specialty spectrum.  Through this effort, we have a rapidly expanding group of appropriately trained field sales representatives working for 37 contracted Wound Management medical distributors.  This gives us national presence not only in the Hospital environment; they are also positively impacting the demand of CellerateRX in Wound Care Centers, Long Term Care Facilities, Home Health Agencies, and Physician offices nationwide. Importantly, we have been able to gain market acceptance in the “cost sensitive” Hospital environment, positioning CellerateRX as a positive wound care solution, both in associated product and labor costs and in effectiveness in healing surgical, chronic and acute wounds.

We remain committed to expanding our market reach with the help of strategic partners and have an updated agreement, in principle, with WellDyne (a health care company with over 20 million patients in its network). WellDyne is dedicating a sales team to CellerateRX to take our gel product directly to more Physicians, Long Term Care Facilities, Home Health Agencies, Pharmacies and patients. Douglas Taylor Exec VP, Sales and Market Development, expressed “WellDyne is extremely excited about the opportunity to market CellerateRX to our growing patient base. The product’s cost profile and clinical advantages will improve WellDyne’s ability to serve patients with diabetic ulcers and other wound care conditions”.

We also are refocusing our efforts and attention to address and emphasize quality distributors in international markets so that we can apply our US surgical market expertise to other countries. Providing value, improving patient outcomes and quality of life, and the associated cost reductions are a common vision shared by many country’s healthcare systems.

Preparing for the future expanding role of our products, we are studying the feasibility of three other markets where CellerateRX formulas could have great sales potential: dental, dermatology / plastic surgery and sunburn relief. We are committed to the completion of our feasibility studies and plan to launch a product into at least one of these areas in 2013 in conjunction with a strategic partner.

In addition to our wound care product line, we expect the Resorbable Bone Wax division will have our new bone wax approved and ready for the market by year end 2012.  Documentation has been submitted to the FDA and approval is pending.  We are currently planning our sales strategies for this exciting new product to add to our sales distribution model and are exploring partnering opportunities to properly address complete sales penetration of all potential markets.   This is in addition to the products currently in development by BioStructures, our licensed partner for bone void filler products based on our patent.

Results of Operations

Three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011:

Revenues.  The Company generated revenues for the three months ended June 30, 2012 of $269,813, as compared to revenues of $227,896 for the three months ended June 30, 2011, or 18% increase in revenues.  For the six months ended June 30, 2012, the Company generated revenue of $373,946, as compared to revenues of $1,163,110 for the six months ended June 30, 2011, or a 68% decrease in revenues.  In 2011, the Company’s revenue included a $500,000 receipt from the sale of certain distribution rights to the CellerateRX powder product as mentioned in Note 3. The Company did not sell any rights to distribute the CellerateRX products in first two quarters of 2012, but regular sales of the Company’s products did increase in 2012.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2012 were $193,608, as compared to costs of goods sold of $84,736 for the three months ended June 30, 2011, or a 128% increase. Cost of goods sold for the six months ended June 30, 2012 were $311,947, as compared to costs of goods sold of $179,153 for the six months ended June 30, 2011, or a 74% increase. The increase is the result of the Company’s increased cost of product and increased sales.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2012 were $493,754, as compared to G&A expenses of $793,583 for the three months ended June 30, 2011, or a, 38% decrease in G&A expenses.  G&A expenses for the six months ended June 30, 2012 were $684,463, as compared to G&A expenses of $1,808,186 for the six months ended June 30, 2011, or a, 62% decrease in G&A expenses. The decrease is due to reduced marketing, consulting, and payroll expenses in the first and second quarter of 2012.

Interest Income.   Interest income was $38,887 for the three months ended June 30, 2012, as compared to $86,260 for the three months ended June 30, 2011, or a 55% decrease. Interest income was $86,762 for the six months ended June 30, 2012, as compared to $135,701 for the six months ended June 30, 2011, or a 36% decrease.

Interest expense.  Interest expense was $55,239 for the three months ended June 30, 2012, as compared to $227,768 for the three months ended June 30, 2011, or a decrease of 76%.  Interest expense was $101,027 for the six months ended June 30, 2012, as compared to $594,189 for the six months ended June 30, 2011, or a decrease of 83%.  Interest expense has decreased in 2012 as the Company uses equity compensation to secure financing and reduce interest costs.

Debt related expense.  Debt related expense was $277,917 for the three months ended June 30, 2012, as compared to $2,272,924 for the three months ended June 30, 2011, or an 88% decrease.  Debt related expense was $505,853 for the six months ended June 30, 2012, as compared to $2,457,424 for the six months ended June 30, 2011, or a 79% decrease.  The Company engaged in significant financing activities in the first and second quarter of 2011 including a $1.6 million worth of note agreements with related equity compensation.  The Company did not engage in any major financing activities in the first two quarters of 2012.

Gain/Loss on debt settlement.   The gain on settlement was $0 for the three months ended June 30, 2012, as compared to a gain of $569,000 for the three months ended June 30, 2011. The loss on settlement was $10,324 for the six months ended June 30, 2012, as compared to a loss of $1,381,882 for the six months ended June 30, 2011, or a decrease of 99%. The decrease is primarily the result of the decrease in the amount of debt converted to stock and the lower stock value in 2012.

 Net Income/Loss. We had a net loss for the three months ended June 30, 2012 of $29,650, as compared to a net loss of $3,921,365 for the three months ended June 30, 2011.  The Company had net income for the six months ended June 30, 2012 of $257,855, as compared to a net loss of $6,601,274 for the six months ended June 30, 2011.The increase in net income is the result of increased sales as well as reduced costs related to debt settlement and warrant expense and the decrease in the fair value of the Company’s derivative liabilities.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $472,500 for the six months ended June 30, 2012, and $2,455,843 for the six months ended June 30, 2011.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2012, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Commitments

Federal Payroll Taxes.  The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  A tax lien was filed against the Company in December 2009. On January 28, 2012 the Company made payment in the amount of $122,223 to the IRS for the balance due for payroll tax liabilities from 2004-2005.  Approximately $116,075 was applied to the outstanding tax liability while the remaining balance was applied to related fees and interest.  Additional interest payments in the amount of $8,026 were made in the second quarter.  As of the date of this filing the Company is in the process of attempting to settle the remaining obligation of approximately $208,142 related to fees and interest and the final amount due will be subject to negotiations with the IRS.

Royalty Agreement.  Effective November 28, 2007, Wound Care Innovations, LLC ("WCI") entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2011 was $428,238. As of June 30, 2012, the balance due to Applied is $615,738.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

ASSETS	June 30, 2012	December 31, 2011

CURRENT ASSETS:
Cash	$-	$3,608
Accounts Receivable, net	154,989	63,738
Inventory, net	309,735	271,203
Employee Advances	4,799	27,140
Notes Receivable - Related Parties	493,233	959,449
Accrued Interest - Related Parties	24,178	122,090
Deferred Loan Costs	8,513	41,742
Prepaid and Other Assets	217,251	100,214
Total Current Assets	1,212,698	1,589,184

LONG-TERM ASSETS:
Property and Equipment, net	-	-
Intangible Assets, net	400,398	432,675
Deferred Loan Costs	22,407	26,090
Other Assets	27,137	27,137
Note Receivable	1,500,000	1,750,000
Accrued Interest	-	7,431
Total Long-Term Assets	1,949,942	2,243,333

TOTAL ASSETS	$3,162,640	$3,832,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank Overdraft	$11,913	$-
Accounts Payable	245,269	4,804
Accrued Royalties	615,738	428,238
Accrued Liabilities	208,226	411,686
Accrued Interest - Related Parties	8,152	2,137
Accrued Interest	56,404	60,261
Derivative Liabilities	2,468,992	5,417,525
Notes Payable - Related Parties	296,920	500,000
Notes Payable, net of discount	1,254,442	58,189
Total Current Liabilities	5,166,056	6,882,840

LONG-TERM LIABILITIES
Notes Payable, net of discount	183,664	275,041
Debentures, net of discount	263,791	534,651
Total Long-Term Liabilities	447,455	809,692

TOTAL LIABILITIES	5,613,511	7,692,532

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 63,309,540 Issued and 63,305,451 outstanding as of June 30, 2012 and 58,754,110 issued and 58,750,021 outstanding as of December 31, 2011.	63,309	58,754
Additional Paid-in Capital	34,411,966	33,265,232
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(36,914,107)	(37,171,962)
Total Stockholders' Equity (Deficit)	(2,450,871)	(3,860,015)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$3,162,640	$3,832,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30,2012	June 30, 2011	June 30,2012	June 30, 2011
		Restated		Restated

REVENUES	$269,813	$227,896	373,946	$1,163,110

COST OF GOODS SOLD	193,608	84,736	311,947	179,153

GROSS PROFIT	76,205	143,160	61,999	983,957

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	493,754	793,583	684,463	1,808,186
Depreciation / Amortization	16,138	117,774	32,276	235,713
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(433,687)	(768,197)	(654,740)	(1,059,942)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	-	569,000	(10,324)	(1,381,882)
Change in fair value of Derivative Liability	620,102	(550,034)	2,672,353	(294,084)
Cost to Reacquire Distributorship	78,204	-	(1,229,316)	-
Warrant Expense	-	(757,702)	-	(949,454)
Interest Income	38,887	86,260	86,762	135,701
Interest Expense	(55,239)	(227,768)	(101,027)	(594,189)
Debt related Expense	(277,917)	(2,272,924)	(505,853)	(2,457,424)

LOSS BEFORE INCOME TAXES	(29,650)	(3,921,365)	257,855	(6,601,274)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET INCOME (LOSS)	$(29,650)	$(3,921,365)	257,855	$(6,601,274)

Basic and diluted loss per share of common stock	$(0.00)	$(0.07)	0.00	$(0.13)

Weighted average number of common shares outstanding	63,017,092	56,297,804	60,826,178	51,384,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
		Restated
Cash flows from operating activities:
Net income (loss) from continuing operations	$257,855	$(6,601,274)
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization	32,277	235,713
Amortization of discounts and deferred costs	333,771	141,181
Stock issued as payment for services	-	161,600
Warrant Expense	118,000	949,454
Non-cash debt related costs	65,090	-
Stock issued for debt related costs	-	3,163,580
Re-acquisition of distributorship	907,872	-
(Gain) loss on fair market value of derivative liabilities	(2,672,355)	294,084
(Gain) loss on debt settlement	10,324	1,381,882
Prepayment Expense	(31,638)	-
Non-cash expenses	-	173,029
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(91,251)	320,710
(Increase) decrease in inventory	(16,404)	(7,091)
(Increase) decrease in employee advances	22,341	-
(Increase) decrease in accrued interest receivable - related parties	(16,519)	(63,759)
(Increase) decrease in accrued interest receivable	(70,244)	(68,917)
(Increase) decrease in prepaids and other assets	(12,764)	(76,205)
Increase (decrease) in allowance for uncollectible interest	66,946	-
Increase (decrease) in accrued royalties	187,500	(352,736)
Increase (decrease) in accounts payable	35,977	(6,506)
Increase (decrease) in accrued liabilities	(81,237)	92,951
Increase (decrease) in accrued interest payable - related parties	8,152	15,517
Increase (decrease) in accrued interest payable	86,447	60,295
Net cash flows provided (used) in operating activities	(859,860)	(186,492)

Cash flows from investing activities:
Purchase of notes receivable - related parties	-	(4,855,566)
Proceeds from notes receivable - related parties	371,839	2,741,715
Net cash flows used in investing activities	371,839	(2,113,851)

Cash flows from financing activities:
Net change in bank overdraft	11,913	-
Proceeds from notes payable - related parties	315,200	722,943
Payments on notes payable - related parties	(21,200)	(1,576,968)
Proceeds from notes payable	391,000	3,128,500
Payments on notes payable	(560,000)	(925,332)
Proceeds from debentures	347,500	-
Proceeds from sale of stock	-	944,700
Proceeds from stock subscriptions receivable	-	157,000
Proceeds from stock subscriptions payable	-	5,000
Net cash flows provided by financing activities	484,413	2,455,843

Increase (decrease) in cash	(3,608)	155,500

Cash and cash equivalents, beginning of period	3,608	50,835
Cash and cash equivalents, end of period	$-	$206,335

Cash paid during the period for:
Interest	$6,428	$2,552
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$633,000	$1,381,882
Common stock issued for services	$-	$161,600
Common stock issued for debt related costs	$1,200	$3,163,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of June 30, 2012 and unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2011 and December 31, 2010, included in the Company’s Annual Report on Form 10-K.  The accompanying audited consolidated balance sheet as of December 31, 2011 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At June 30, 2012, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

NOTE 3 - SIGNIFICANT TRANSACTIONS

Asset and Business Acquisitions

On February 1, 2010, the Company entered into a purchase agreement with VHGI Holdings, Inc. (“VHGI”), a Delaware corporation.  The total purchase price of $500,000, which consisted of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”), was paid for certain assets and liabilities. On December 29, 2011 all of these assets and liabilities were sold along with the eHealth subsidiary with the exception the  $1,500,000 Senior Secured Convertible Promissory Note Receivable issued by Private Access, Inc. (the “Private Access Note” see Note 4 “Notes Receivable”).

Scott A. Haire, the Company's former Chief Financial Officer (“CFO”), also served as Chairman and the Chief Financial Officer of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2011, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

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

On March 20, 2012, the Company executed a secured promissory note payable to Juventas, LLC in the amount of $930,000 related to the Settlement Agreement (see Note 3).  As of June 30, 2012, the principal balance of $930,000 and $20,791 of accrued interest remained due.  In July 2012, the Company reached agreement with Juventas that upon payment of $880,000, all remaining principal of, and accrued interest on, the Juventas secured promissory note would be forgiven. The Company made such payment in July of 2012, at which point the note was cancelled. (See Note 11 “Subsequent Events).

Officers and Directors

On March 22, 2012 Robert Lutz, Jr. was appointed to the Board of Directors of the Company.  In addition, Scott A. Haire resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company, and Deborah Jenkins Hutchinson resigned as President of the Company, and Mr. Lutz was elected as the new Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Haire continued to serve as CFO and a Director until his resignation on May 25, 2012.

Ms. Jenkins Hutchinson remained a director of the Company.  On February 9, 2012 Mr. Steve Evans resigned as a Director. On June 5, 2012, Mr. Gilbert Valdez resigned as a Director.

On March 23, 2012 Mr. Frank Wolfe, III joined the Company as VP of Sales.  Mr. Wolfe was a member of the Juventas management team and has carried their sales initiatives forward for the Company.

Legal

On or about June 4, 2012, the United States Securities and Exchange Commission filed a Complaint against the Company and Scott A. Haire, a former officer and director of the Company, in the United States District Court for the Southern District of Florida.  The Complaint alleges that from at least July through November 2009, the Company and Haire engaged in a fraudulent scheme and market manipulation involving the Company’s stock.  The Complaint alleges that (a) Haire arranged to sell Company restricted stock to an FBI agent posing as the trustee of a pension fund and to pay that person a kickback for engaging in the transaction; and (b) Haire arranged to make payments to a fictitious person, putatively a broker, in exchange for the broker’s trading in company stock timed with Company press releases.  The Complaint asserts claims for violations of Section 17(a) (1) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.  The Complaint seeks (a) a declaration that the Company and Haire committed those violations; (b) an injunction against the further commission of such violations; (c)disgorgement; (d) civil money penalties; (e) an order barring Haire from participating in any offering of a penny stock; and (f) an order barring Haire from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act or that is require to tile reports pursuant to Section 15(d) of the Securities Exchange Act.

The Company, separate from Mr. Haire, is engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company, and has requested and obtained an extension of time until September 4, 2012 in which the Company is required to answer or otherwise respond to the Complaint to allow those settlement discussion to conclude.

On July 13, 2012, Tonaquint, Inc. (“Tonaquint”) filed suit against the Company and certain of its affiliates in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000. The suit alleges, among other things, a failure of the Company to make certain payments and to honor a conversion notice delivered pursuant to the Secured Convertible Promissory Note. The Company is defending this suit and is currently in negotiations to reach a settlement agreement.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of June 30, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. Scott Haire, former CFO of Wound Management, is the managing member of Secure eHealth.	Unsecured line of credit with interest accrued at rate of 1% per annum, due on demand.	$293,233	$733

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	200,000	23,445

TOTAL			$493,233	$24,178

Notes Receivable

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013.  As of June 30, 2012 the Company has accrued $479,994 interest and has established an allowance for this same amount.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, and other investors hold pro rata security interests in all property of Private Access including its intellectual property.

The  Company received five $50,000 secured notes, with the same unrelated party as part of the June 21, 2011 note payable and warrant purchase agreement (see note 5) for a total note receivable balance of $250,000.  Each $50,000 5% secured note receivable had a maturity date 49 months from the initial funding.  On April 25, 2012, the note holder elected to offset the $250,000 notes receivable and $10,729 in accrued interest receivable against the related note payable and accrued interest payable.  Following the offset, the balance of the five secured notes receivable and the related accrued interest is zero.

NOTE 5 NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz.  Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of June 30, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Lutz, Investments LP	Mr. Lutz is the CEO of the Company	Convertible note payable due March 31, 2012. The note is convertible at $0.19 per share. As of June 30, 2012 the note has not been converted and is past due.	$200,000	$3,237

Mr. Robert Lutz	Mr. Lutz is the CEO of the Company	Unsecured $25,000 line of credit with interest accrued at 10% per annum, due on demand. Available line as of June 30, 2012 is $20,000.	$5,000	$4

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	$91,920	$4,911

Total			$296,920	$8,152

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

In January of 2012, the Company executed a non-interest bearing promissory note in the amount of $20,000 to an affiliate of Juventas, LLC.  The note matures on May 20, 2012.  The note was paid in full on April 3, 2012.

On March 20, 2012, the Company executed a secured promissory note payable to Juventas, LLC in the amount of $930,000 related to the Settlement Agreement (see Note 3).  As of June 30, 2012, the principal balance of $930,000 and $20,791 of accrued interest remained due.  In July 2012, the Company reached an agreement with Juventas that upon payment to Juventas of $880,000 all remaining principal of, and accrued interest on, the Juventas secured promissory note would be forgiven.  The Company made such payment in July 2012, at which point the note was cancelled. (See Note 11 “Subsequent Events).

On June 11, 2012, the Company executed a purchase order financing agreement with an unrelated party. As part of the agreement, a $50,000 note payable, with interest accrued at 10% per annum, was executed.  The proceeds of the note were paid to Applied Nutritionals as part of an inventory down payment. The lender will be reimbursed as the inventory is sold. As of June 30, 2012, the balance remaining due on this note and accrued interest payable are $50,000 and $278 respectively.

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

The Company measured the fair value of the warrants and the beneficial conversion feature of the note and recorded a discount against the principal of the note. The discount is being accreted to interest expense over the term of the notes using the effective interest method. The unamortized discount balance as of June 30, 2012 is $244,058.

On April 25, 2012, the Note Holder issued a notice of default and failure to deliver related to the Company’s failure to issue shares of common stock upon receipt of the Note Holder’s notice of conversion for the principal amount of $10,000.  The Note Holder  elected to offset the five $50,000 5% secured notes and the related interest in the amount of $10,729 against the accrued interest payable and principal balance of the note payable.  Additionally, in compliance with the original note agreement, the Company incurred a penalty equal to 1.5% of the conversion amount ($10,000) per day and will continue to accrue the default expense until the default is resolved.  The penalty amount is being added to the principal balance of the note. The principal balance and accrued interest payable balance due on the note as of June 30, 2012, after offsetting the notes receivable balance and including the addition of the default penalty, is $427,722 and $7,165 respectively.

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

In April of 2012, the Company received a notice of default related to the October 7, 2011 note payable in accordance with the original note agreement for failing to comply with the reporting requirements of the Exchange Act.  A default penalty, in the amount of $15,000 was incurred.  In April of 2012, $12,000 of the principal balance of the note was converted into 137,143 shares of common stock. In May of 2012, the remaining principal balance of $18,000, the $15,000 default penalty and accrued interest payable of $1,200 was converted into a total of 382,573 shares of common stock. As of June 30, 2012, the principal balance and accrued interest payable related to the October 7, 2011 note payable has been paid in full and all related discounts are fully amortized.

JUVENTAS CONVERTIBLE SECURED PROMISSORY NOTE

On November 23, 2011, the Company executed a $500,000 secured promissory note to Juventas, LLC (see Note 3) related to the amended distribution agreement.  The note and interest, accrued at 4% per annum was due on March 9, 2012.  The note was to be automatically converted into five million shares of Common Stock upon the closing of the Company’s acquisition of Juventas, LLC.  As of June 30, 2012 the principal balance and accrued interest related to this note is paid in full.

MARCH 2012 CONVERTIBLE NOTES

On March 3, 2012 the company issued a convertible note in the principal amount of $25,000 to an unrelated party.  The original interest rate of 5% increases to 9% after the maturity date of June 30, 2012. The note is convertible at $0.19 per share.   As of June 30, 2012, the principal balance of $25,000 and related interest of $572, accrued at 9% per annum, is past due.

On March 15, 2012, the Company issued a convertible note in the amount of $50,000 to an unrelated party.   The original interest rate of 5% increases to 9% after the maturity date of March 31, 2012. The note is convertible at $0.19 per share.  As of June 30, 2012, the principal balance of $50,000 and related interest of $1,256, accrued at 9% per annum, is past due.

On March 22, 2012 the company issued a convertible note in the principal amount of $100,000 to an unrelated party. The original interest rate of 5% increases to 9% after the maturity date of June 30, 2012. The note is convertible at $0.19 per share. As of June 30, 2012, the principal balance of $100,000 and related interest of $1,403 is past due.

MAY 10, 2012 CONVERTIBLE NOTE

On May 10, 2012, the Company executed convertible promissory note to an unrelated party in the amount of $53,000.  The note matures nine months from the date of issuance and accrues interest at 8% per annum.  In the event of default the interest rate will increase to 22%. The Note holder has the right to convert any outstanding principal and accrued interest payable, into shares of Common Stock at a conversion price per share equal to 50% of the average of the three lowest closing prices of the Common Stock for the 10-day trading period ending on the latest complete trading day before the conversion date.

In accordance with ASC Topic No. 470-20-25-4, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $46,765 as a discount that reduced the carrying value of the convertible note. The discount is being accreted to interest expense over the term of the notes.  As of June 30, 2012, the discount balance is $38,247.

As of June 30, 2012, the principal balance of $53,000 and accrued interest payable in the amount of $604 remains outstanding.

SECOND QUARTER 2012 CONVERTIBLE NOTES

On April 3, 2012, the company issued a convertible note in the principal amount of $25,000 to an unrelated party.  The original interest rate of 5% increases to 9% after the maturity date of April 30, 2012. The note is convertible at $0.19 per share.   As of June 30, 2012, the principal balance of $25,000 and related interest of $478, accrued at 9% per annum, is past due.

On April 23, 2012, the Company issued a convertible note in the amount of $25,000 to an unrelated party.   The original interest rate of 5% increases to 9% after the maturity date of October 31, 2012. The note is convertible at $0.19 per share.  As of June 30, 2012, the principal balance of $25,000 and related interest of $409 is outstanding.

MAY 30 CONVERTIBLE NOTE

On May 30, 2012, the company issued a convertible note with the principal amount of up to $275,000 including an approximate original issue discount of 10% with a maturity date one year from the effective date.  The note is convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company’s common stock.  If the Company repays the note within 90 days of the effective date the interest rate shall be 0%.  If the Company does not repay the note within 90 days a one-time interest charge of 5% will be applied to the note balance.  As of June 30, 2012, the principal balance of this note has been funded in the amount of $50,000 with an additional 10% original issue discount of $5,000 for a total note balance of $55,000.  A discount related to the beneficial conversion feature of the note has been recorded in the amount of $17,196.  At June 30, 2012, the note balance net of the original issue discount and beneficial conversion discount is $34,689.

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

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt.  In April of 2012, 4 million shares of common stock were issued in conversion of $588,000 of these debentures and a pro-rata share of the related interest receivable.

On March 27, 2012, the Company entered into a Securities Purchase Agreement and sold $400,000 of convertible debentures with a maturity date of March 27, 2015, to an unrelated party for $360,000.  The Debentures may be converted into Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock.   Additionally, the Securities Purchase Agreement entitled the purchaser to 200,000 shares of Common Stock.

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

The unamortized discount balance of all debentures outstanding at June 30, 2012 is $243,209.  At June 30, 2012, the total debenture balance, net of discount is $263,791.  In addition, total debt issuance costs of $115,350 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at June 30, 2012 is $17,372.  Interest expense on the debentures accrues at 6% per annum.  The balance of accrued interest payable at June 30, 2012 is $23,448.

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

At December 31, 2011 the Company evaluated the asset for impairment.  The estimated useful life of the marketing contacts was reduced to the original five (5) year term of the agreement because the minimum sales requirment was not reached in the first or second year of the agreement.  The Company again utilized an undiscounted cash flow analysis based on actual sales in the first two years of the agreement resulting in an impairment of $3,208,372. The amount amortized for the period ended June 30, 2012 was $6,761 resulting in a balance of $4,157,391 in accumulated amortization as of June 30, 2012.  The balance of the intabgible asset, net of acumulated amorization was $30,424 as of this same date.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of Common Stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the period ended June 30, 2012 was $25,516.  The balance of the intangible asset, net of accumulated amortization, was $369,974 as of June 30, 2012.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	June 30, 2012	December 31, 2011
Patent	$510,310	$510,310
Accumulated amortization	(140,336)	(114,820)
Patent, net of accumulated amortization	369,974	395,490

Marketing contacts	4,187,815	4,187,815
Accumulated Amortization	(4,157,391)	(4,150,630)
Marketing contacts, net of accumulated amortization	30,424	37,185

Total intangibles, net of accumulated amortization	$400,398	$432,675

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

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.001 per share.  These shares have full voting rights.  As of June 30, 2012, there were 63,309,540 shares of Common Stock issued and 63,305,421 shares outstanding.   At December 31, 2011, there were 58,754,110 shares of Common Stock issued and 58,750,021 shares outstanding.  The Company holds 4,089 shares as treasury stock.

2011 Omnibus Long-Term Incentive Plan

On March 10, 2011, the Company adopted, subject to shareholder approval, the 2011 Omnibus Long-Term Incentive Plan (the “Plan”) to offer competitive long-term incentive compensation opportunities as well as to align the interests of the participants with those of the Company’s shareholders.  Under the Plan, stock options, stock appreciation rights, restricted shares, and performance shares were to be awarded at the discretion of the Compensation Committee to selected officers, employees, consultants and eligible directors of the Company.   In order for the Plan to become effective, shareholder approval had to be obtained on or before March 08, 2012.  Shareholder approval was not obtained and any awards made prior to the effective date have been terminated.

Warrants

A summary of the status of the warrants granted for the six month period ended June 30, 2012 and for the year ended December 31, 2011 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2011			For the Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,230,369	$1.07	Outstanding at beginning of period	8,938,668	$0.82
Granted	5,708,299	0.68	Granted	500,000	0.60
Exercised	-	-	Exercised	-	-
Forfeited	-	-	Forfeited	-	-
Expired	-	-	Expired	-	-
Outstanding at end of period	8,938,668	$0.82	Outstanding at end of period	9,438,668	$0.81

	As of June 30, 2012			As of June 30, 2012
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	0.5	$0.001	299,769	$0.001
0.25	200,000	3.3	0.25	200,000	0.25
0.40	999,999	2.0	0.40	999,999	0.40
0.50	2,694,450	2.0	0.50	2,694,450	0.50
0.60	975,000	4.3	0.60	975,000	0.60
0.75	200,000	3.3	0.75	200,000	0.75
1.00	3,069,450	1.9	1.00	3,069,450	1.00
2.00	1,000,000	0.5	2.00	1,000,000	2.00
$0.001- 2.00	9,438,668	2.3	$0.81	9,438,668	$0.81

NOTE 8 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues shares of Common Stock or Common Stock equivalents at a price less than the exercise price.  As of June 30, 2012, the Company had outstanding warrants entitling the holders to purchase 9,438,668 shares of Common Stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Common Stock.  In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  As of June 30, 2012, the Company had outstanding convertible debt in the principal amount of $533,722 and outstanding convertible debentures in the principal amount of $507,000.

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

The following table sets forth the changes in the fair value of derivative liabilities for the year ended December 31, 2011 and the six months ended June, 2012:

Balance, December 31, 2010	$(2,310,983)
Change in Fair Value of Warrant Derivative Liability	1,237,803
Change in Fair Value of Beneficial Conversion Derivative Liability	(763,098)
Adjustments to Warrant Derivative Liability	(2,749,453)
Adjustment to Beneficial Conversion Derivative Liability	(260,599)
Adjustment to Debenture Derivative Liability	(571,195)
Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	2,140,478
Change in Fair Value of Beneficial Conversion Derivative Liability	487,185
Change in Fair Value of Debenture Derivative Liability	(75,800)
Adjustments to Warrant Derivative Liability	(118,000)
Adjustment to Beneficial Conversion Derivative Liability	159,360
Adjustment to Debenture Derivative Liability	355,310
Balance, June 30, 2012	(2,468,992)

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s corporate office is located in Fort Worth, Texas.  During the first quarter of 2012 the space was leased by leased by HEB and the Company reimbursed HEB for the cost of the space. In the second quarter of 2012 the Company signed its own lease for the space.

During the first quarter of 2012 the company reimbursed HEB for the cost of accounting and administrative services provided to the Company by employees of HEB. Additionally, the Company paid HEB for the actual costs of health benefits provided to Company employees through HEB.  In the second quarter of 2012 the Company transitioned to its own health care plan and contracted its own accounting and administrative staff.

NOTE 10 – RESTATEMENT

The Company has restated its financial statements for period ended June 30, 2011.  The significant changes made are further described and summarized below.

The Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in the second quarter of 2011.  The Company has restated its financial statements for the period ended June 30, 2011 to record these corrections.

The following tables highlight the significant areas of change:

	Three Months Ended June 30, 2011
	As Previously
	Reported	Restated
	June 30,2011	30-Jun-11	Change
Total Assets	$9,276,182	$9,276,182	$-
Total Liabilities	$(3,876,275)	$(9,773,989)	$(5,897,714)
Stockholders' Equity	$(5,399,907)	$(497,807)	$4,902,100
Net Income (Loss)	$(3,198,781)	$(3,921,365)	$(722,584)
Income (Loss) available to common stockholders	$(3,198,781)	$(3,921,365)	$(722,584)
Basic Loss per Share	$(0.06)	$(0.07)	$(0.01)

	Six Months Ended June 30, 2011
	As Previously
	Reported	Restated
	June 30,2011	30-Jun-11	Change
Total Assets	$9,276,182	$9,276,182	$-
Total Liabilities	$(3,876,275)	$(9,773,989)	$(5,897,714)
Stockholders' Equity	$(5,399,907)	$497,807	$5,897,714
Net Income (Loss)	$(5,942,888)	$(6,665,472)	$(722,584)
Income (Loss) available to common stockholders	$(5,942,888)	$(6,665,472)	$(722,584)
Basic Loss per Share	$(0.12)	$(0.13)	$(0.01)

NOTE 11 - SUBSEQUENT EVENTS

On July 13, 2012, the Company made an offering of up to $1,300,000 of Secured Subordinated Promissory Note(s) to unrelated parties.  As of August 1, 2012 the principal balance payable on these notes is $1,005,000.    The Note(s) mature on October 12, 2012.  The terms of the debt are as follows: (i) interest accrues at 5% until maturity date thereafter interest accrues at 18% per annum; (ii) maturity date is October 12, 2012; (iii) the Company will issue to the Lenders five-year warrants to purchase a total of 1,005,000 shares of common Stock at a price of $0.15 per share.

On March 20, 2012, the Company executed a secured promissory note payable to Juventas, LLC in the amount of $930,000 related to the Settlement Agreement (see Note 3).  As of June 30, 2012, the principal balance of $930,000 and $20,791 of accrued interest remained due.  In July 2012, the Company reached agreement with Juventas that upon payment of $880,000, all remaining principal of, and accrued interest on, the Juventas secured promissory note would be forgiven. The Company made such payment in July of 2012, at which point the note was cancelled.

On July 13, 2012, Tonaquint, Inc. (“Tonaquint”) filed suit against the Company and certain of its affiliates in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000. The suit alleges, among other things, a failure of the Company to make certain payments and to honor a conversion notice delivered pursuant to the Secured Convertible Promissory Note. The Company is defending this suit and is currently in negotiations to reach a settlement agreement.

On August 3, 2012 the Company executed a promissory note in the amount of 75,000 to an unrelated party.  The terms of the debt are as follows:  (i) interest accrues at 10% per annum; (ii) The principal of this Note shall be due and payable as follows: (a) $10,000 each on August 15, 2012, August 30, 2012, September 15, 2012, September 30, 2012 and October 15, 2012; and (b) $25,000 on October 30, 2012 the maturity date.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items mentioned above there are no events to disclose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about June 4, 2012, the United States Securities and Exchange Commission filed a Complaint against the Company and Scott A. Haire, a former officer and director of the Company, in the United States District Court for the Southern District of Florida.  The Complaint alleges that from at least July through November 2009, the Company and Haire engaged in a fraudulent scheme and market manipulation involving the Company’s stock.  The Complaint alleges that (a) Haire arranged to sell Company restricted stock to an FBI agent posing as the trustee of a pension fund and to pay that person a kickback for engaging in the transaction; and (b) Haire arranged to make payments to a fictitious person, putatively a broker, in exchange for the broker’s trading in company stock timed with Company press releases.  The Complaint asserts claims for violations of Section 17(a) (1) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.  The Complaint seeks (a) a declaration that the Company and Haire committed those violations; (b) an injunction against the further commission of such violations; (c)disgorgement; (d) civil money penalties; (e) an order barring Haire from participating in any offering of a penny stock; and (f) an order barring Haire from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act or that is require to tile reports pursuant to Section 15(d) of the Securities Exchange Act.

The Company, separate from Mr. Haire, is engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company, and has requested and obtained an extension of time until September 4, 2012 in which the Company is required to answer or otherwise respond to the Complaint to allow those settlement discussion to conclude.

On July 13, 2012, Tonaquint, Inc. (“Tonaquint”) filed suit against the Company and certain of its affiliates in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000. The suit alleges, among other things, a failure of the Company to make certain payments and to honor a conversion notice delivered pursuant to the Secured Convertible Promissory Note. The Company is defending this suit and is currently in negotiations to reach a settlement agreement.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the six months ended June 30, 2012.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

On January 25, 2012, 164,286 shares of Common Stock valued at $100,214 which were issued in the first quarter of 2011 for prepaid advertising were cancelled and returned to the Company after the advertising company was unable to complete the contract.

In March of 2012, the Company issued 200,000 shares of Common Stock with a fair market value of $46,000 to an unrelated party as part of the March 27, 2012 debenture issuance.

On April 2, 2012, the Company issued 4 million shares of common stock in conversion of debentures in the amount of $588,000.

On April 27, 2012, the Company issued 137,143 shares of common stock in the conversion of $12,000 on unrelated party debt.

On May 8, 2012, the Company issued 216,460 shares of common stock in the conversion of $18,000 of unrelated party debt and $1,200 of unrelated party interest.

On May 8, 2012, the Company issued 166,113 shares of common stock in the conversion of $15,000 of unrelated party debt.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

• The following documents are filed as part of this Report:
Exhibit No.

2.1
Agreement and Plan of Merger, dated as of September 17, 2009, by and among BioPharma Management Technologies, Inc., a Texas corporation, certain shareholders thereof, Wound Management Technologies, Inc., a Texas corporation, and BIO Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2009)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

10.1	Forbearance Agreement dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.2	Form of Secured Subordinated Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.3	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.4	Commitment Letter dated July 10, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.5	Amendment to Forbearance Agreement dated July 25, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2012)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: August 20, 2012	/S/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board, Chief Executive Officer and President