Form 10-Q/A
period 2012-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2012-09-10
CIK 714256

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

The purpose of this Amendment No. 1 to Wound Management Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: September 10, 2012	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.
Chairman of the Board, Chief Executive Officer and President