Form 10-Q
period 2012-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2012-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2012, 64,658,627 shares of the Issuer's $.001 par value common stock were issued and 64,654,538 shares were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 2. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and
December 31, 2011	2

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 2012 and 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2012 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4. Controls and Procedures	13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	14

ITEM 1A Risk Factors	14

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3. Defaults upon Senior Securities	14

ITEM 4. Mine Safety Disclosures	14

ITEM 5. Other Information	14

ITEM 6. Exhibits	14

Signatures	15

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

The following discussion and analysis of our financial condition is as of September 30, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

Strategic Planning

Our Chief Executive Officer, Robert Lutz Jr., initiated a Quarterly Strategic Planning meeting for senior staff beginning in April 2012 that was reported to Shareholders in an Annual Letter Press Release on May 29, 2012.  The Company developed a focused three year strategic plan and budget that calls for an attainable and disciplined approach for marketing and sales of our primary product line, CellerateRX®, via three major markets: Hospitals/Operating Rooms, Wound Care Centers and Long Term Care Facilities / Home Health Agencies. We believe that having products that address all three markets independently is imperative.   As a result of these efforts we are experiencing sales growth that, should it continue in line with current projections, would allow us to achieve sustained positive cash flow from operations by year end.

The company has been successful with the implementation of its strategic plan focused on introducing our products into hospitals and operating rooms, and wound centers. At the same time we remain committed to further advancing our presence in long term and home health care markets. Highlights of the third quarter included the arrival of our long anticipated "CellerateRX Surgical" powder product which we began to introduce to hospitals starting in September. We are already experiencing market penetration though our national sales representatives. Other highlights include a growing sales force (now in excess of 200) through our independent distributors. We are providing educational opportunities with weekly webinars that normally have 30-50 reps participating. Furthermore, we are delighted with the progress by WellDyne (a health care company with over 20 million patients in its network), who now has over 30 reps dedicated to advancing the presentation and sales of CellerateRX gel to long term and home health care patients. WellDyne is also is the exclusive sponsor for WoundSmart, a novel wound care documentation application for the iPhone and iPad as featured in Today's WoundClinic Journal, October 2012,

All of the above developments contribute to increasing momentum of our sales. Sales grew by 33% over the second quarter to approximately $360,000 and we fully expect that momentum to continue into the future. Clearly a strong foundation is being set for the future growth of the company domestically and longer term, internationally. We continue to advance our efforts for a CE Mark (European equivalent to the FDA) as well as work with prospective partners in Asia, the Middle East, and South America.

As reported during the quarter ended September 30, 2012, we reached an agreement in principle with the SEC regarding the charges brought against the company. Final SEC approval is expected anytime.

Our FDA submittal for our new Bone Wax approval by the FDA is in process. The FDA has requested additional studies which are in process. We remain confident in our ability to enter the market in early 2013 with this exciting product.

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

Results of Operations

Three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011:

Revenues.  The Company generated revenues for the three months ended September 30, 2012 of $360,245, as compared to revenues of $133,841 for the three months ended September 30, 2011, or 169% increase in revenues.  For the nine months ended September 30, 2012, the Company generated revenue of $734,191, as compared to revenues of $1,296,951 for the nine months ended September 30, 2011, or a 43% decrease in revenues.  In 2011, the Company’s revenue included a $500,000 receipt from the sale of certain distribution rights to the CellerateRX powder product as mentioned in Note 3. The Company did not sell any rights to distribute the CellerateRX products in 2012.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2012 were $209,423, as compared to costs of goods sold of $373,505 for the three months ended September 30, 2011, or a 44% decrease. The decrease is the result of a year-to-date adjustment made to the cost of goods sold in the three months ended September 30, 2011 that resulted in unusually high cost of goods sold for the three month period. Cost of goods sold for the nine months ended September 30, 2012 were $521,369, as compared to costs of goods sold of $552,658 for the nine months ended September 30, 2011, or a 6% decrease.

General and administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2012 were $418,346, as compared to G&A expenses of $394,727 for the three months ended September 30, 2011, or a 6% increase in G&A expenses.  G&A expenses for the nine months ended September 30, 2012 were $1,021,399, as compared to G&A expenses of $2,202,913 for the nine months ended September 30, 2011, or a 54% decrease in G&A expenses. The decrease is due primarily to reduced marketing, consulting, and payroll expenses in 2012 as the Company reduced its in-house sales team and expanded its use of distributors.

Bad Debt Expense. Bad debt expense for the three months ended September 30, 2012 was $783,239 as compared to $0 for the three months ended September 30, 2011.  Bad debt expense for the nine months ended September 30, 2012 was $864,649 as compared to $0 for the nine months ended September 30, 2011.  The increase is primarily related to the establishment of an allowance for uncollectible related party notes and interest receivable in the third quarter of 2012.

Interest Income.   Interest income was $39,888 for the three months ended September 30, 2012, as compared to $77,179 for the three months ended September 30, 2011, or a 48% decrease. Interest income was $126,650 for the nine months ended September 30, 2012, as compared to $212,879 for the nine months ended September 30, 2011, or a 41% decrease.  The decrease is due to the reduction of notes receivable with related parties in 2012.

Interest expense.  Interest expense was $74,270 for the three months ended September 30, 2012, as compared to $69,282 for the three months ended September 30, 2011, or an increase of 7%.  Interest expense was $175,297 for the nine months ended September 30, 2012, as compared to $206,104 for the nine months ended September 30, 2011, or a decrease of 15%.  Interest expense has decreased in 2012 as the Company uses equity compensation to secure financing and reduce interest costs.

Debt related expense.  Debt related expense was $59,950 for the three months ended September 30, 2012, as compared to $586,693 for the three months ended September 30, 2011, or a 90% decrease.  Debt related expense was $447,803 for the nine months ended September 30, 2012, as compared to $4,086,634 for the nine months ended September 30, 2011, or an 89% decrease.  The Company engaged in significant financing activities in 2011 including $1.6 million worth of note agreements with related equity compensation.  Although the Company did make a loan offering of up to $1,300,000 of Secured Subordinated Promissory Notes in the third quarter of 2012, equity compensation included in the loan agreements was minimal, resulting in a total of warrant expense of $224,253.  There were no other significant financing activities in 2012.

Gain/Loss on debt settlement.   The loss on settlement was $1,455 for the three months ended September 30, 2012, as compared to a gain of $252,969 for the three months ended September 30, 2011. The loss on settlement was $11,779 for the nine months ended September 30, 2012, as compared to a loss of $1,128,914 for the nine months ended September 30, 2011, or a decrease of 99%. The decrease is primarily the result of the decrease in the amount of debt settled with stock and the lower stock value in 2012.

 Net Income/Loss. We had a net loss for the three months ended September 30, 2012 of $1,397,869, as compared to a net loss of $337,837 for the three months ended September 30, 2011, or an increase in loss of 314%.  This increase in loss is related primarily to the bad debt expense recorded in 2012 for related party notes receivable and the one time issuance of warrants to employees and contractors in the amount of $672,734. The Company had a net loss for the nine months ended September 30, 2012 of $1,140,014, as compared to $7,588,460 for the nine months ended September 30, 2011. The decrease in net loss is the result of reduced costs related to debt settlement and warrant expense and the decrease in the fair value of the Company’s derivative liabilities.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $946,248 for the nine months ended September 30, 2012, and $1,592,713 for the nine months ended September 30, 2011.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2012, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Royalty Agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2011 was $428,238. As of September 30, 2012, the balance due to Applied is $709,488.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	September 30, 2012	December 31, 2011

CURRENT ASSETS:
Cash	$19,414	$3,608
Accounts Receivable, net	213,147	63,738
Inventory, net	566,639	271,203
Employee Advances	6,407	27,140
Notes Receivable, Less Allowance - Related Parties	-	959,449
Accrued Interest, Less Allowance - Related Parties	-	122,090
Prepaid and Other Assets	17,247	100,214
Total Current Assets	822,854	1,547,442

LONG-TERM ASSETS:
Property and Equipment, net	2,060	-
Intangible Assets, net	384,261	432,675
Deferred Loan Costs	26,244	67,832
Other Assets	27,137	27,137
Note Receivable	1,500,000	1,750,000
Accrued Interest	-	7,431
Total Long-Term Assets	1,939,702	2,285,075

TOTAL ASSETS	$2,762,556	$3,832,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$260,719	$4,804
Accrued Royalties	709,488	428,238
Accrued Liabilities	218,226	411,686
Accrued Interest - Related Parties	15,101	2,137
Accrued Interest	81,127	60,261
Derivative Liabilities	2,641,462	5,417,525
Notes Payable - Related Parties	291,920	500,000
Notes Payable, net of discount	1,859,080	58,189
Total Current Liabilities	6,077,123	6,882,840

LONG-TERM LIABILITIES
Notes Payable, net of discount	-	275,041
Debentures, net of discount	287,569	534,651
Total Long-Term Liabilities	287,569	809,692

TOTAL LIABILITIES	6,364,692	7,692,532

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 64,658,627 Issued and 64,654,538 outstanding as of September 30, 2012 and 58,754,110 issued and 58,750,021 outstanding as of December 31, 2011.	64,658	58,754
Additional Paid-in Capital	34,657,222	33,265,232
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(38,311,977)	(37,171,962)
Total Stockholders' Equity (Deficit)	(3,602,136)	(3,860,015)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,762,556	$3,832,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30,2012	September 30, 2011	September 30,2012	September 30, 2011
		Restated		Restated

REVENUES	$360,245	$133,841	734,191	$1,296,951

COST OF GOODS SOLD	209,423	373,505	521,369	552,658

GROSS PROFIT	150,822	(239,664)	212,822	744,293

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	418,346	394,727	1,021,399	2,202,913
Depreciation / Amortization	16,138	117,453	48,415	353,165
Bad Debt Expense	783,239	-	864,649	-
Non-Cash Compensation	672,734	-	672,734	-
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(1,739,635)	(751,844)	(2,394,375)	(1,811,785)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement and Stock Issuance Delay	(1,455)	252,969	(11,779)	(1,128,914)
Gain (Loss) on Joint Venture	-	11,655	-	11,655
Change in fair value of Derivative Liability	683,515	728,179	3,355,868	178,145
Cost to Reacquire Distributorship	-	-	(1,229,316)	-
Settlement Expense	(92,500)	-	(92,500)	-
Warrant Expense	(224,253)	-	(342,253)	(757,702)
Interest Income	39,888	77,179	126,650	212,879
Forgiveness of Debt	70,791	-	70,791	-
Interest Expense	(74,270)	(69,282)	(175,297)	(206,104)
Debt related Expense	(59,950)	(586,693)	(447,803)	(4,086,634)

LOSS BEFORE INCOME TAXES	(1,397,869)	(337,837)	(1,140,014)	(7,588,460)
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET INCOME (LOSS)	$(1,397,869)	$(337,837)	(1,140,014)	$(7,588,460)

Basic and diluted loss per share of common stock	$(0.02)	$(0.01)	(0.02)	$(0.14)

Weighted average number of common shares outstanding	63,576,004	57,505,852	61,749,477	53,447,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
		Restated
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,140,014)	$(7,588,460)
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization	48,413	353,165
Amortization of discounts and deferred costs	386,721	498,436
Stock and warrants issued as payment for services	143,900	161,600
Warrants issued as compensation	672,734	-
Warrant Expense	342,253	757,702
Non-cash debt related costs	1,299	250,000
Stock issued for debt related costs	-	3,338,200
Stock issued as payment of expenses	-	388,080
Re-acquisition of distributorship	907,872	-
(Gain) loss on fair market value of derivative liabilities	(3,355,868)	(178,145)
(Gain) loss on debt settlement	8,363	1,128,914
(Gain) loss on stock issuance delay	3,416	-
(Gain) on joint venture	-	(11,655)
Increase (decrease) in allowance for uncollectible notes receivable	493,233	-
Prepayment Expense	(31,638)	-
Non-cash expenses	-	201,387
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(149,409)	375,595
(Increase) decrease in inventory	(273,308)	(15,424)
(Increase) decrease in employee advances	20,733	-
(Increase) decrease in accrued interest receivable - related parties	(22,378)	(106,741)
(Increase) decrease in accrued interest receivable	(104,272)	(106,138)
(Increase) decrease in prepaids and other assets	(17,247)	(45,000)
Increase (decrease) in allowance for uncollectible interest	131,011	-
Increase (decrease) in accrued royalties	281,250	(93,750)
Increase (decrease) in accounts payable	255,914	(95,011)
Increase (decrease) in accrued liabilities	(71,238)	88,937
Increase (decrease) in accrued interest payable - related parties	12,964	28,793
Increase (decrease) in accrued interest payable	155,075	86,210
Net cash flows provided (used) in operating activities	(1,300,221)	(583,305)

Cash flows from investing activities:
Purchase of property and equipment	(2,060)	-
Purchase of notes receivable - related parties	-	(5,284,666)
Proceeds from notes receivable - related parties	371,839	4,330,244
Net cash flows used in investing activities	369,779	(954,422)

Cash flows from financing activities:
Net change in bank overdraft	-	-
Proceeds from notes payable - related parties	315,200	831,363
Payments on notes payable - related parties	(26,200)	(1,617,852)
Proceeds from notes payable	1,774,500	3,213,000
Payments on notes payable	(1,480,000)	(1,960,498)
Proceeds from debentures	347,500	-
Proceeds from sale of stock	15,248	954,699
Proceeds from stock subscriptions receivable	-	167,001
Proceeds from stock subscriptions payable	-	5,000
Net cash flows provided by financing activities	946,248	1,592,713

Increase (decrease) in cash	15,806	54,986

Cash and cash equivalents, beginning of period	3,608	50,835
Cash and cash equivalents, end of period	$19,414	$105,821

Cash paid during the period for:
Interest	$7,258	$91,101
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$678,000	$1,282,664
Common stock issued for services	$117,500	$161,600
Common stock issued for debt related costs	$1,200	$3,163,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2012 and unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2011 and December 31, 2010, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements filed in our form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At September 30, 2012, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

Scott A. Haire, the Company's former Chief Financial Officer (“CFO”), also served as the Chairman and Chief Financial Officer of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2011, Mr. Haire beneficially owns, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

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

The Distribution Agreement was subsequently amended on November 23, 2011, at which point the Company and WCI entered into a Note Purchase Agreement pursuant to which they issued to Juventas a Convertible Secured Promissory Note in the amount of $500,000. In connection with the Note Purchase Agreement, the Company, WCI, and certain of their affiliates entered into a security agreement with Juventas, pursuant to which the Promissory Note was secured by all inventory of the Company and WCI (together with any proceeds of such inventory). Additionally, certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the Promissory Note (the “Guarantees” and, collectively with the Distribution Agreement, the Promissory Note, the Security Agreement, and the Guarantees, the “Juventas Agreements”).

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

On March 20, 2012, the Company executed a secured promissory note payable to Juventas, LLC in the amount of $930,000 related to the Settlement Agreement. As of June 30, 2012, the principal balance of $930,000 and $20,791 of accrued interest remained due.  In July 2012, the Company reached agreement with Juventas that upon payment of $880,000, all remaining principal of, and accrued interest on, the Juventas secured promissory note would be forgiven. The Company made such payment in July of 2012, at which point the note was cancelled.

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

Legal

SEC Complaint

On or about June 4, 2012, the United States Securities and Exchange Commission filed a Complaint against the Company and Scott A. Haire, a former officer and director of the Company, in the United States District Court for the Southern District of Florida.  The Complaint alleges that from at least July through November 2009, the Company and Haire engaged in a fraudulent scheme and market manipulation involving the Company’s stock.  The Complaint alleges that (a) Haire arranged to sell Company restricted stock to an FBI agent posing as the trustee of a pension fund and to pay that person a kickback for engaging in the transaction; and (b) Haire arranged to make payments to a fictitious person, putatively a broker, in exchange for the broker’s trading in company stock timed with Company press releases.  The Complaint asserts claims for violations of Section 17(a) (1) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.  The Complaint seeks (a) a declaration that the Company and Haire committed those violations; (b) an injunction against the further commission of such violations; (c) disgorgement; (d) civil money penalties; (e) an order barring Haire from participating in any offering of a penny stock; and (f) an order barring Haire from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act or that is require to tile reports pursuant to Section 15(d) of the Securities Exchange Act.

The Company, separate from Mr. Haire, is engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company.  On September 14, 2012, the Company filed a Consent of Defendant with the SEC and has reached an agreement-in-principal with the staff of the Miami Regional Office of the SEC.  To resolve the claims against it, the Company has consented to the entry of a permanent injunction against violations of Section 17(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, and trustees or the manipulation of the price or volume of any security.  As part of the settlement agreement the Company paid a $20,000 civil money penalty.  The proposed settlement is subject to approval by the Commissioners of the SEC and the court in the enforcement action.  Proceedings against Wound management in the enforcement action have been stayed to allow time for the approval process to proceed.

Litigation

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

Forbearance Agreement

On July 13, 2012, Tonaquint, Inc. (“Tonaquint”) filed suit against the Company and certain of its affiliates in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000 (the “Note”). The suit alleges, among other things, a failure of the Company to make certain payments and to honor a conversion notice delivered pursuant to the Note. On August 17, 2012, Tonaquint and the Company entered into a forbearance agreement, pursuant to which Tonaquint agreed:

(i)	To refrain from exercising its rights under the Note through October 16, 2012, which date can, at the Company’s option, be extended for two consecutive periods of 30-days each,
(ii)	To convert $20,000 in principal amount owed under the Note into shares of the Company’s Common Stock, the number of such shares to be determined as set forth in the Forbearance Agreement; and
(iii)
To accept as payment in full of the Note (in conjunction with the issuance of the Conversion Shares) a cash payment of $200,000 on or before October 16, 2012 (as such date may be extended at the Company’s option.)

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal.  An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion.  On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012.

Federal Payroll Tax Settlement Negotiations

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

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of September 30, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. Scott Haire, former CFO of Wound Management, is the managing member of Secure eHealth.	Unsecured line of credit with interest accrued at rate of 1% per annum, due on demand.	$ 293,233	$1,482

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	200,000	28,556

TOTAL			$493,233	$30,038

As of September 30, 2012, the Company has established an allowance for the related party notes receivable in the principal amount of $493,233 and the accrued interest of $30,038.

Notes Receivable

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013.  As of September 30, 2012 the Company has accrued $514,021 interest and has established an allowance for this same amount.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, and other investors hold pro rata security interests in all property of Private Access including its intellectual property.

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

NOTE 5 NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz.  Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of September 30, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Lutz, Investments LP	Mr. Lutz is the CEO of the Company	Convertible note payable due March 31, 2012. The note is convertible at $0.19 per share. As of September 30, 2012 the note has not been converted and is past due.	$200,000	$9,511

Mr. Robert Lutz	Mr. Lutz is the CEO of the Company	Unsecured $25,000 line of credit with interest accrued at 10% per annum, due on demand. Available line as of September 30, 2012 is $25,000.	$0	$4

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	$91,920	$5,586

Total			$291,920	$15,101

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of September 30, 2012:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 3 "Significant Transaction - Litigation")	223,500	-	223,500	22,114

Purchase Order Financing Agreement	$50,000 note payable (i) interest accrues at 10% per annum; (ii) proceeds used to purchase inventory; (iii) lender will be reimbursed $25 per gram as the inventory is sold. As of September 30, 2012 the lender is due $3,325 of sales proceeds.	50,000	-	50,000	1,556

August 3, 2012 Note Payable	$75,000 note payable; (i) interest accrues at 10% per annum; (ii) the principal is due and payable as follows: (a) $10,000 each on August 15, 2012, August 30, 2012, September 15, 2012, September 30, 2012 and October 15, 2012; and (b) $25,000 on October 30, 2012 the maturity date; (iii) the Company will issue to Lender five-year warrant to purchase a total of 200,000 shares of common Stock at a price of $0.15 per share. This note is paid in full as of October 31, 2012.	45,000	-	45,000	150

Third Quarter Secured Subordinated Promissory Notes	Eighteen notes in the aggregate principal amount of $1,075,000; (i) 5% interest due on maturity date; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full. As of October 12, 2012 these notes remain due.	1,075,000	-	1,075,000	12,685

June 21, 2011 Note
Convertible promissory note in the principal amount of $560,000
(i) interest accrues at 12% per annum; (ii) maturity date of June 2
1, 2015; (iii) upon closing the Company issued to the lender 100,000 shares of Common Stock valued at $60,000 and two warrants to purchase 250,000 shares of common stock each, with exercise
prices of $0.50 $1.00; (iv) the debt is convertible at a 30% discount on the fair market value of the stock.  The Company measured the fair value of the warrants and the beneficial conversion feature of the note and recorded a discount against the principal of the note. (see Note 3 "Significant Transaction - Forbearance
Agreement")
		200,000	(4,822)	195,178	-

May 10, 2012 Convertible Note	Convertible note payable in the principal amount of $53,000 accrues interest at 8% per annum. The note is convertible into Common Stock at a conversion price per share equal to 50% of the average of the three lowest closing prices for the 10-day trading period before conversion. The note matures February 14, 2013.	53,000	(22,881)	30,119	1,673

March 2012 Convertible Notes	Three convertible notes in the principal amount of $25,000, $50,000 and $100,000 respectively; (i) issued between March 3 and March 22, 2012; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates between March 31 and June 30, 2012. As of the date of this filing these notes are past due.	175,000	-	175,000	7,256

Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this this filing the April 3 note is past due.	25,000	-	25,000	1,722

May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10%; (i) maturity date one year from the effective date (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid with in the first 90 days.	55,000	(14,717)	40,283	2,750

Total		1,901,500	(42,420)	1,859,080	27,791

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

On March 27, 2012, the Company entered into a Securities Purchase Agreement and sold $400,000 of convertible debentures with a maturity date of March 27, 2015, to an unrelated party for $360,000.  The Debentures may be converted into Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock.   Additionally, the Securities Purchase Agreement entitled the purchaser to 200,000 shares of Common Stock

In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $171,429 was calculated as the total value of the beneficial conversion feature, which  is being amortized over the term of the debt.  Additionally, a discount of $35,676 was allocated to 200,000 shares of Common Stock based on the relative fair market value of the stock and convertible debt at the time of the agreement.

The unamortized discount balance of all debentures outstanding at September 30, 2012 is $219,431.  At September 30, 2012, the total debenture balance, net of discount is $287,569.  In addition, total debt issuance costs of $115,350 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at September 30, 2012 is $15,320.  Interest expense on the debentures accrues at 6% per annum.  The balance of accrued interest payable at September 30, 2012 is $31,222.

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

At December 31, 2011 the Company evaluated the asset for impairment.  The estimated useful life of the marketing contacts was reduced to the original five (5) year term of the agreement because the minimum sales requirment was not reached in the first or second year of the agreement.  The Company again utilized an undiscounted cash flow analysis based on actual sales in the first two years of the agreement resulting in an impairment of $3,208,372. The amount amortized for the period ended September 30, 2012 was $10,141 resulting in a balance of $4,160,771 in accumulated amortization as of September 30, 2012.  The balance of the intangible asset, net of acumulated amorization was $27,044 as of this same date.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of Common Stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the period ended September 30, 2012 was $38,273.  The balance of the intangible asset, net of accumulated amortization, was $357,217 as of September 30, 2012.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	September 30, 2012	December 31, 2011
Patent	$510,310	$510,310
Accumulated amortization	(153,093)	(114,820)
Patent, net of accumulated amortization	357,217	395,490

Marketing contacts	4,187,815	4,187,815
Accumulated Amortization	(4,160,771)	(4,150,630)
Marketing contacts, net of accumulated amortization	27,044	37,185

Total intangibles, net of accumulated amortization	$384,261	$432,675

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

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.001 per share.  These shares have full voting rights.  As of September 30, 2012, there were 64,658,627 shares of Common Stock issued and 64,654,538 shares outstanding.   At December 31, 2011, there were 58,754,110 shares of Common Stock issued and 58,750,021 shares outstanding.  The Company holds 4,089 shares as treasury stock.

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

Warrants

A summary of the status of the warrants granted for the nine month period ended September 30, 2012 and for the year ended December 31, 2011 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2011			For the Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,230,369	$1.07	Outstanding at beginning of period	8,938,668	$0.82
Granted	5,708,299	0.68	Granted	6,189,800	0.20
Exercised	-	-	Exercised	160,000	1.00
Forfeited	-	-	Forfeited	-	-
Expired	-	-	Expired	-	-
Outstanding at end of period	8,938,668	$0.82	Outstanding at end of period	14,968,468	$0.56

	As of September 30, 2012			As of September 30, 2012
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	0.3	$0.001	299,769	$0.001
0.15	5,389,800	4.9	0.15	5,389,800	0.15
0.25	200,000	3.1	0.25	200,000	0.25
0.40	1,299,999	2.5	0.40	1,299,999	0.40
0.50	2,694,450	1.7	0.50	2,694,450	0.50
0.60	975,000	4.2	0.60	975,000	0.60
0.75	200,000	3.1	0.75	200,000	0.75
1.00	2,909,450	1.6	1.00	2,909,450	1.00
2.00	1,000,000	0.3	2.00	1,000,000	2.00
$0.001- 2.00	14,968,468	3.0	$0.56	14,968,468	$0.56

NOTE 8 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues shares of Common Stock or Common Stock equivalents at a price less than the exercise price.  As of September 30, 2012, the Company had outstanding warrants entitling the holders to purchase 14,968,468 shares of Common Stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Common Stock.  In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  As of September 30, 2012, the Company had outstanding convertible debt in the principal amount of $533,722 and outstanding convertible debentures in the principal amount of $507,000.

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

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	283.86% to 549.88%
Risk free interest rate	.31% to 1.04%
Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the year ended December 31, 2011 and the nine months ended September, 2012:

Balance, December 31, 2010	$(2,310,983)
Change in Fair Value of Warrant Derivative Liability	1,237,803
Change in Fair Value of Beneficial Conversion Derivative Liability	(763,098)
Adjustments to Warrant Derivative Liability	(2,749,453)
Adjustment to Beneficial Conversion Derivative Liability	(260,599)
Adjustment to Debenture Derivative Liability	(571,195)
Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	1,079,850
Change in Fair Value of Beneficial Conversion Derivative Liability	261,554
Change in Fair Value of Debenture Derivative Liability	477,792
Adjustments to Warrant Derivative Liability	(237,161)
Adjustment to Beneficial Conversion Derivative Liability	838,718
Adjustment to Debenture Derivative Liability	355,310
Balance, September 30, 2012	(2,641,462)

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s corporate office is located in Fort Worth, Texas.  During the first quarter of 2012 the space was leased by HEB and the Company reimbursed HEB for the cost of the space. In the second quarter of 2012 the Company signed its own lease for approximately 1150 square feet of rentable area. The lease, which expires in November 2013, requires base rent payment of $2,065 per month.

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

NOTE 10 – RESTATEMENT

The Company has restated its financial statements for period ended September 30, 2011.  The significant changes made are further described and summarized below.

The Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in the third quarter of 2011.  The Company has restated its financial statements for the period ended September 30, 2011 to record these corrections.

The following tables highlight the significant areas of change:

	Three Months Ended September 30, 2011
	As Previously
	Reported	Restated
	September 30,2011	September 30, 2011	Change
Total Assets	$7,777,050	$7,777,050	$-

Total Liabilities	$(2,964,209)	$(8,222,286)	$(5,258,077)

Stockholders' Equity	$(4,812,841)	$(445,236)	$5,258,077

Net Income (Loss)	$(1,066,016)	$(337,837)	$728,179
Income (Loss) available to common stockholders	$(1,066,016)	$(337,837)	$728,179

Basic Loss per Share	$(0.02)	$(0.01)	$0.01

	Nine Months Ended September 30, 2011
	As Previously
	Reported	Restated
	September 30,2011	September 30, 2011	Change
Total Assets	$7,777,050	$7,777,050	$-

Total Liabilities	$(2,964,209)	$(8,222,286)	$(5,258,077)

Stockholders' Equity	$(4,812,841)	$(445236)	$5,258,077

Net Income (Loss)	$(7,008,903)	$(7,588,460)	$(579,557)
Income (Loss) available to common stockholders	$(7,008,903)	$(7,588,460)	$(579,557)

Basic Loss per Share	$(0.13)	$(0.14)	$(0.01)

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2012, the Company paid $20,000 principal due on one of the third quarter secured subordinated promissory notes.

On October 1, 2012, the Company executed a promissory note in the amount of 75,000 to an unrelated party.  The terms of the debt are as follows:  (i) interest accrues at 9% per annum; (ii) The principal of this Note shall be due and payable as follows: (a) $10,000;  (b) $15,000 each November 30, 2012, December 31, 2012 and January31, 2013; and (c)  $20,000 on February 28, 2013 the maturity date; (iii) the Company will issue to Lender five-year warrant to purchase a total of 225,000 shares of common Stock at a price of $0.15 per share.

On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012. Additionally, on October 26, 2012, the Company issued Tonaquint 43,382 pursuant to the terms of the Forbearance Agreement (see Note 3 “Significant Transactions”).

On October 19, 2012, the Company received an additional $25,000 of funding related to the May 30, 2012 convertible note.

In October of 2012, the Company paid a total of $45,000 of principal due on the August 3, 2012 note payable.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items mentioned above there are no events to disclose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

The Company, separate from Mr. Haire, is engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company.  On September 14, 2012, the Company filed a Consent of Defendant with the SEC and has reached an agreement-in-principal with the staff of the Miami Regional Office of the SEC.  To resolve the claims against it, the Company has consented to the entry of a permanent injunction against violations of Section 17(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, and trustees or the manipulation of the price or volume of any security.  As part of the settlement agreement the Company paid a $20,000 civil money penalty.  The proposed settlement is subject to approval by the Commissioners of the SEC and the court in the enforcement action.  Proceedings against Wound management in the enforcement action have been stayed to allow time for the approval process to proceed.

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

On July 13, 2012, Tonaquint, Inc. (“Tonaquint”) filed suit against the Company and certain of its affiliates in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000 (the “Note”). The suit alleges, among other things, a failure of the Company to make certain payments and to honor a conversion notice delivered pursuant to the Note. On August 17, 2012, Tonaquint and the Company entered into a forbearance agreement, pursuant to which Tonaquint agreed:

(iv)	To refrain from exercising its rights under the Note through November 15, 2012, which date can, at the Company’s option, be extended an additional 30 days;
(v)	To convert $20,000 in principal amount owed under the Note into shares of the Company’s Common Stock, the number of such shares to be determined as set forth in the Forbearance Agreement; and
(vi)
To accept as payment in full of the Note (in conjunction with the issuance of the Conversion Shares) a cash payment of $200,000 on or before October 16, 2012 (as such date may be extended at the Company’s option.)

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal.  An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion.  On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the nine months ended September 30, 2012.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

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

On August 21, 2012, the Company issued 166,667 shares of common stock in the conversion of $20,000 of unrelated party debt in accordance with the Forbearance Agreement (see Note 3).

On August 23, 2012, the Company issued 300,000 shares of common stock valued at $42,000 for advertising expense.

On September 20, 2012, the Company issued 160,000 shares of common in the exercise of warrants and 222,420 shares of common stock in conversion of $20,000 of unrelated party debt.

On September 24, 2012, the Company issued 500,000 shares of common stock valued at $72,500 as settlement for consulting services.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: November 14, 2012	/S/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board, Chief Executive Officer and President