Form 10-K
period 2012-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2013-04-12
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

As of June 30, 2012, 63,309,540 shares of the Issuer's $.001 par value common stock were issued and 63,305,451 shares were outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 based on the $0.10 closing price as of such date was approximately $5,001,188.   As of March 31, 2013, 72,484,764 shares of the Issuer’s $.001 par value common stock were issued and 72,480,675 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2012

LETTER FROM THE CEO - FROM PROBLEMS TO OPPORTUNITIES

Dear Shareholders:

2012 was a year of transition, which began with my arrival at Wound Management in April.  Faced with several existing challenges, our team immediately went to work addressing Wound Management's strategic course over the next three years.

 In keeping with the plans and goals outlined, we enjoyed impressive quarter over quarter sales growth from $100,000 in the first quarter, to sales of $439,000 in the fourth quarter of FY2012.

 We also focused on identifying weaknesses the company faced, and have worked to either turn them into strengths or neutralize them.  Additionally, we have made a concerted effort to advance our international presence, identify capital needs to facilitate the study of new product feasibility and development, and develop mission critical strategic relationships.

 We continue to strengthen our relationship with WellDyne, who has proven to be a valuable strategic partner both in sales and in identifying opportunities resulting from inefficiencies in the health care market and the efficacy of our products. I fully expect to move forward in the months ahead taking advantage of this window of opportunity.

Our management team has performed wonderfully in 2012; even when unexpected obstacles were uncovered, which dated prior to my arrival, including note holder, SEC and IRS issues. We have been successful in resolving these challenges along with others faced, both internally and externally. Now, moving forward in 2013, we have replaced those obstacles with specific and numerous growth opportunities. I am excited about the road ahead for Wound Management over the next several quarters and will continue to report on these efforts.

During the short time I have been with the company, my opinion of our primary product, CellerateRX, has only grown stronger.  We are fortunate to have such an exceptional product which allows us the opportunity to help people around the world.

Robert Lutz, Jr.

Chief Executive Officer

PART I

Item 1.   BUSINESS

Background

Wound Management Technologies, Inc. (“WMT” or the “Company”) was organized on December 14, 2001, as a Texas corporation under the name MB Software Corporation.  In March, 2008, the Company changed its name to Wound Management Technologies, Inc.

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

Product, Patent, License and Royalty Agreements

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form.  Manufacturing of our products is conducted by Applied Nutritionals, LLC (“Applied Nutritionals”), which owns the CellerateRX trademark.  WMT has incurred no research and development costs related to CellerateRX during the last two fiscal years.  Warehousing, shipping, and physical inventory management were outsourced to Pac-Source, LLC of Rochester, NY during 2011 and Farris Laboratories, Inc. of Fort Worth, TX during 2012.

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

Product marketing, sales and distribution

CellerateRX is available without a prescription and is currently approved for reimbursement under Medicare Part B.  The diabetic care and long term care markets, as well as the professional medical markets, are a major focus of our marketing efforts due to the prevalence of diabetic and pressure ulcers. We believe that these products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management.

At March 31, 2013, there are six employees of the Company and its subsidiaries and all are full-time.

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

new products, markets and Services

In September 2009 the Company acquired a patent from Resorbable Orthopedics, LLC (“ROP”), for a resorbable bone wax and delivery system for orthopedic bone void fillers (see Note 9 “Intangible Assets”). The patent offers innovative, safe and effective resorbable orthopedic products that are complementary to the already existing CellerateRX products.  The bone wax and delivery system address issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing.  The resorbable orthopedic products covered by the patent are (a) a resorbable orthopedic hemostat (resorbable bone wax) used to stop blood flow, (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers), and (c) the formula as a delivery system for bone growth factors.  The Company is working on the 510k submission for the resorbable orthopedic homostat and currently anticipates introducing these products to the marketplace in 2013.

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

Scott A. Haire, the Company's former CFO, also served as the CEO, and as a director of VHGI.  Based on shares outstanding as of December 31, 2011, Mr. Haire beneficially owned, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

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

Dispositions

On December 29, 2011, the Company entered into a membership interest purchase agreement with HEB, LLC and Commercial Holding AG, LLC.  The agreement transferred WMT’s 100% membership interest in Secure eHealth in exchange for cancelation of $312,025 of principal and $14,835 of accrued but unpaid interest on two promissory notes owed by WMT to the entities.  The two entities had previously financed the acquisition of Secure eHealth by the Company in early 2010.  In addition, as a condition of such transaction, three holders of promissory notes of Wound Management aggregating $300,000 in principal amount, agreed to the assignment of such promissory notes by Secure eHealth.

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

Our products are manufactured only by Applied Nutritionals

Applied Nutritionals holds the patent to, and is currently the sole source of the products we offer for sale.  Our growth and ability to meet customer demands depends in part on our ability to obtain timely deliveries of product from our manufacturer.  We may in the future experience a shortage of product as a result of manufacturing process issues or capacity problems at our supplier or strong demand for the ingredients constituting our products.

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

The markets in which we compete are intensely competitive, which could adversely affect our revenue growth

The market for wound care products is intensely competitive among a vast array of medical devices, drugs and therapies.  Many of our existing and potential competitors have better brand recognition, longer operating histories and larger customer bases. These competitors are very well capitalized and will continue to compete aggressively.

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

•
actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements; and

•	how well we execute our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition.

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

Our proprietary rights may prove difficult to enforce

We rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products.  Our exclusive license agreement for our collagen based CellerateRX products specifically limits our exclusive rights to the worldwide human healthcare market and specifically excludes the veterinary, nutritional and injectibles markets.  There can be no assurance that our other proprietary rights will not be challenged, invalidated or circumvented or that our rights will in fact provide competitive advantages to us.  In addition, the laws of some foreign countries may not protect our proprietary rights as well as the laws of the United States.  The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States.  If we are unable to protect our proprietary rights (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products necessary to be successful.

We may be found to infringe on intellectual property rights of others

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us.  These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States.  Because of the existence of a large number of patents in the healthcare field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others.  The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products.  Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements.  Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships.  There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers.  Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts.  If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate office is located at 777 Main Street, Suite 3100, Fort Worth, TX 76102.  During the first quarter of 2012 the space was leased by HEB. In the second quarter of 2012 the Company signed its own lease for approximately 1150 square feet of rentable area. The lease, which expires in November 2013, requires base rent payment of $2,065 per month. (See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for additional information).

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by the Company and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011 is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code.  Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI.  While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

YEAR	QUARTER ENDING	HIGH	LOW
2012	March 31, 2012	$0.400	$0.210
	June 30, 2012	$0.250	$0.060
	September 30, 2012	$0.200	$0.055
	December 31, 2012	$0.155	$0.031
2011	March 31, 2011	$0.795	$0.380
	June 30, 2011	$0.710	$0.520
	September 30, 2011	$0.530	$0.271
	December 31, 2011	$0.395	$0.205

Record Holders

As of December 31, 2012, there were 2,143 shareholders of record holding 68,782,470 shares of common stock issued, of which a total of 4,089 shares are held as treasury stock.  As of December 31, 2012 there were 68,778,381 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2012 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

On January 25, 2012, 164,286 shares of Common Stock valued at $100,214, which were issued in the first quarter of 2011 for prepaid advertising, were cancelled and returned to the Company after the advertising company was unable to complete the contract.

In March of 2012, the Company issued 200,000 shares of Common Stock with a fair market value of $46,000 to an unrelated party as part of the March 27, 2012 debenture issuance.

On April 2, 2012, the Company issued 4 million shares of common stock in conversion of debentures in the amount of $695,000.

On April 27, 2012, the Company issued 137,143 shares of common stock in the conversion of $15,000 on unrelated party debt.

On May 8, 2012, the Company issued 216,460 shares of common stock in the conversion of $50,000 of unrelated party debt and $1,200 of unrelated party interest.

On May 8, 2012, the Company issued 166,113 shares of common stock in the conversion of $45,000 of unrelated party debt.

On August 21, 2012, the Company issued 166,667 shares of common stock in the conversion of $20,000 of unrelated party debt in accordance with the Forbearance Agreement (see “Note 6—Other  Significant Transactions”).

On August 23, 2012, the Company issued 300,000 shares of common stock valued at $42,000 for advertising expense.

On September 20, 2012, the Company issued 160,000 shares of common stock in the exercise of warrants and 222,420 shares of common stock in conversion of $20,000 of unrelated party debt.

On September 24, 2012, the Company issued 500,000 shares of common stock valued at $72,500 as settlement for consulting services.

On October 26, 2012, the Company issued 43,382 shares of common stock according to the terms of the forbearance agreement (see “Note 6—Other Significant Transactions”).

On October 31, 2012, the Company issued 571,428 shares of common stock in the conversion of debentures in the amount of $30,000.

On November 7, 2012, the Company issued 68,531 shares of common stock to extend the due date of the forbearance agreement (see “Note 6—Other Significant Transactions”).

On November 26, 2012, the Company issued 824,176 shares of common stock in the conversion of $15,000 of unrelated party debt.

On November 30, 2012, the Company issued 816,326 shares of common stock in the conversion of debentures in the amount of $20,000.

On December 7, 2012, the Company issued 300,000 shares of common stock in the conversion of $8,885 of unrelated party debt.

On December 12, 2012, the Company issued 1,500,000 shares of common stock for a subscription agreement in the amount of $100,000.

In the third quarter of 2012, the Company issued 850,000 stock purchase warrants to employees and contractors. The warrants are exercisable over a 5 year period at $0.15 per share and vest over a three year period based upon continued employment with the Company.

In the third quarter of 2012, the Company issued 1,000,000 stock purchase warrants to Mr. Lutz for his role as CEO. The warrants, which are exercisable at $0.15 per share, will vest upon the Company’s achievement of certain revenue goals by June 30, 2013.

In the third quarter of 2012, the Company issued 3,193,500 stock purchase warrants to board members.  The warrants are exercisable over a 5 year period at $0.15 per share.

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

After completing evidence-based studies, WCI has identified opportunities for growth with emphasis on the following areas:

•	Brand recognition in the medical community

•	International distribution agreements in Europe and the Middle East; with negotiations in process for Korea, Mexico, India, China and the Philippines.

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

Results of Operations

Comparison of Year ended December 31, 2012 Compared to Year ended December 31, 2011

Revenues.  The Company generated revenues for the year ended December 31, 2012 of $1,173,544 compared to revenues of $2,209,685  for the year ended December 31, 2011, or a 47% decrease in revenues.  In 2011, the Company’s revenue included a $500,000 receipt from the sale of certain distribution rights to the CellerateRX powder product as mentioned in “Note 6—Other Significant Transactions.”  The Company’s revenues also included $326,860 of revenue from the sale of its subsidiary Secure eHealth and $100,000 from the licensing of a certain patent owned by ROP (see “Note 5—Asset and Business Dispositions”). The Company did not sell any subsidiaries, licensing rights or distribution rights in 2012.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2012 were $798,532 compared to cost of goods sold of $799,626 for the year ended December 31, 2011, or a 0% change in cost of goods sold.

General and administrative expenses. (“G&A"). G&A expenses for the year ended December 31, 2012 were $2,757,725 compared to G&A expenses of $2,232,617 for the year ended December 31, 2011, or a 24% increase in G&A expenses.  The increase in general and administrative expenses is related to the approximately $1,200,000 of expenses related to the Settlement Agreement with Juventas, LLC (see Note 6 "Significant Transaction – Distribution Agreement") and the transition costs associated with unwinding the distributorship agreement.

Bad Debt Expense. Bad debt expense for the year ended December 31, 2012 was $2,416,272 as compared to $513,321 for the year ended December 31, 2011, or a 371% increase in bad debt expense.  The increase is primarily related to the establishment of an allowance for uncollectible related party notes and interest receivable in the third quarter of 2012.

Gain/Loss on Debt Settlement.   The gain on settlement was $97,087 for the year ended December 31, 2012 compared to loss on settlement of $1,128,914 for the year ended December 31, 2011. The change is the result of the decrease in the amount of debt settled with stock and the lower stock value in 2012.

Interest Income.   Interest income was $166,538 for the year ended December 31, 2012 compared to $277,770 for the year ended December 31, 2011, or a decrease of 40%.  The decrease is due to the reduction of notes receivable with related parties in 2012.

Interest Expense. Interest expense was $286,620 for the year ended December 31, 2012 compared to $262,340 for the year ended December 31, 2011, or an increase of 9%.

Debt Related Expense. Debt related expense was $1,027,764 for the year ended December 31, 2012 compared to $6,543,109 for the year ended December 31, 2011, or a decrease of 84%.  The Company engaged in significant financing activities in 2011 including $1.6 million worth of note agreements with related equity compensation.  Although the Company did make a loan offering of up to $1,300,000 of Secured Subordinated Promissory Notes in the third quarter of 2012, equity compensation included in the loan agreements was minimal.

Net loss. We had a net loss for the year ended December 31, 2012, of $1,845,323 compared with a net loss of $12,740,816 for the year ended December 31, 2011, or a decrease in loss of 86%.  The decrease in net loss is the result of reduced costs related to debt related expense and the decrease in the fair value of the Company’s derivative liabilities.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $896,595 for the year ended December 31, 2012 and approximately $1.6 million for the year ended December 31, 2011.

We will need to raise additional capital in fiscal year 2013 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2012, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreement

Pursuant to the agreement with the CellerateRX founder, George Petito, the Company is obligated to pay royalties to Petito and Applied Nutritionals, as described in “Item 1. Product, Patent, License and Royalty Agreement.”  At December 31, 2012 the amount of royalties due but unpaid was $803,238.

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
______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012. Wound Management Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 12, 2013

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

ASSETS	December 31, 2012	December 31, 2011

CURRENT ASSETS:
Cash	$45,861	$3,608
Accounts Receivable, net	203,967	63,738
Inventory, net	454,211	271,203
Employee Advances	11,832	27,140
Notes Receivable - Related Parties	-	959,449
Accrued Interest - Related Parties	-	122,090
Deferred Loan Costs	7,400	41,742
Deferred Compensation	309,450	-
Prepaid and Other Assets	11,306	100,214
Total Current Assets	1,044,027	1,589,184

LONG-TERM ASSETS:
Property and Equipment, net	-	-
Intangible Assets, net	344,459	432,675
Deferred Loan Costs	5,126	26,090
Other Assets	-	27,137
Note Receivable	-	1,750,000
Accrued Interest	-	7,431
Total Long-Term Assets	349,585	2,243,333

TOTAL ASSETS	$1,393,612	$3,832,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$205,206	$4,804
Accrued Royalties	803,238	428,238
Accrued Liabilities	263,165	411,686
Accrued Interest - Related Parties	34,054	2,137
Accrued Interest	132,018	60,261
Derivative Liabilities	1,336,574	5,417,525
Notes Payable - Related Parties	415,620	500,000
Notes Payable, net of discount	1,814,287	58,189
Stock Subscription Payable	6,000	-
Total Current Liabilities	5,010,162	6,882,840

LONG-TERM LIABILITIES
Notes Payable, net of discount	-	275,041
Debentures, net of discount	189,256	534,651
Total Long-Term Liabilities	189,256	809,692

TOTAL LIABILITIES	$5,199,418	$7,692,532

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $10 par value, 5,000,000 shares authorized:	-	-
51,000 designated Series A Preferred Stock, $10 par; 0 issued and outstanding	-	-
7,500 designated Series B Preferred Stock, $10 par; value: 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 68,782,470 issued and 68,778,381 outstanding as of December 31, 2012 and 58,754,110 issued and 58,750,021 outstanding as of December 31, 2011	68,782	58,754
Additional Paid-in Capital	35,154,736	33,265,232
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(39,017,285)	(37,171,962)
Total Stockholders' Equity (Deficit)	(3,805,806)	(3,860,015)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,393,612	$3,832,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011

REVENUES	$1,173,544	$2,209,685

COST OF GOODS SOLD	798,532	799,626

GROSS PROFIT	375,012	1,410,059

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	2,757,725	2,232,617
Depreciation / Amortization	61,172	470,619
Bad Debt Expense	2,416,272	513,321
Non-Cash Compensation	531,284	-
Impairment of Intangible Assets	27,044	3,208,372
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(5,418,485)	(5,014,870)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	97,084	(1,128,914)
Gain (Loss) from Joint Venture	(27,137)	27,137
Change in fair value of Derivative Liability	4,651,061	(96,490)
Interest Income	166,538	277,770
Interest Expense	(286,620)	(262,340)
Debt related Expense	(1,027,764)	(6,543,109)

LOSS BEFORE INCOME TAXES	(1,845,323)	(12,740,816)
Current tax expense	-	-
Deferred tax expense	-	-
NET LOSS	$(1,845,323)	$(12,740,816)

Basic and diluted loss per share of common stock	$(0.03)	$(0.23)

Weighted average number of common shares outstanding	62,838,381	54,702,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities:
Net loss from continuing operations	$(1,845,323)	$(12,740,816)
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization	61,172	470,619
Amortization of discounts and deferred costs	354,398	313,082
Impairment of intangible assets	27,044	3,208,372
Stock issued as payment for services	114,500	161,600
Warrants issued as payment for services	29,400	-
Warrants Issued as Compensation	531,284	-
Warrant Expense	406,953	2,164,302
Non-cash debt related costs	180,666	727,522
Stock Issued as payment of expenses	-	388,080
Re-acquisition of distributorship	907,872	-
(Gain) loss on fair market value of derivative liabilities	(4,651,061)	96,490
Increase (decrease) in allowance for uncollectible notes receivable	1,993,233	-
Stock issued for debt related costs	45,748	3,338,200
Gain on Joint Venture	27,137	(27,137)
Loss on debt settlement	(97,084)	1,128,914
Prepayment Expense	(56,145)	-
Non-cash expenses	9,210	224,318
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	83,271	382,482
(Increase) decrease in inventory	(160,880)	125,981
(Increase) decrease in employee advances	15,308	(27,140)
(Increase) decrease in accrued interest receivable - related parties	(28,239)	(134,409)
(Increase) decrease in accrued interest receivable	(138,299)	(143,360)
(Increase) decrease in prepaids and other assets	(11,306)	-
Increase (decrease) in allowance for uncollectible interest	170,899	261,179
Increase (decrease) in accrued royalties	375,000	-
Increase (decrease) in accounts payable	200,401	(309,848)
Increase (decrease) in accrued liabilities	(26,299)	(46,532)
Increase (decrease) in accrued interest payable - related parties	31,918	36,217
Increase (decrease) in accrued interest payable	223,041	58,283
Net cash flows provided (used) in operating activities	(1,226,181)	(343,601)

Cash flows from investing activities:
Purchase of notes receivable - related parties	-	(7,318,509)
Proceeds from notes receivable - related parties	371,839	5,982,272
Net cash flows used in investing activities	371,839	(1,336,237)

Cash flows from financing activities:
Proceeds from notes payable - related parties	511,700	1,331,363
Payments on notes payable - related parties	(547,700)	(1,617,851)
Proceeds from notes payable	1,599,000	3,240,500
Payments on notes payable	(1,129,153)	(2,500,500)
Proceeds from debentures	347,500	-
Proceeds from sale of stock	100,000	959,700
Proceeds from exercise of warrants	15,248	-
Proceeds from stock subscriptions receivable	-	219,399
Net cash flows provided by financing activities	896,595	1,632,611

Increase (decrease) in cash	42,253	(47,227)

Cash and cash equivalents, beginning of period	3,608	50,835
Cash and cash equivalents, end of period	$45,861	$3,608

Cash paid during the period for:
Interest	$31,661	$167,839
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$348,027	$3,218,049
Common stock issued for debentures	$1,332,279	$-
Common stock issued for services	$72,000	$161,600
Common stock issued for debt related costs	$55,760	$3,264,495
Capital contribution from related party on sale of Secure eHealth	$-	$326,860
Subscriptions receivable offset with note payable	$-	$72,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred	$10.00	Common	$0.001	Additional	Treasury Stock	Treasury Stock	Stock	(Accumulated	Total
	Stock	Par Value	Stock	Par Value	Paid-In			Subscription		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit)	Equity
Balance at December 31, 2010 (Restated)	-	$-	41,316,930	$41,317	$25,251,751	(4,089)	$(12,039)	$(292,074)	$(24,431,146)	$557,809
Issuance of Common stock for:
Debt			11,137,551	11,138	3,206,911					3,218,049
Debt Related Costs			2,078,043	2,078	3,262,417					3,264,495
Services			280,000	280	161,320					161,600
Subscription Agreements			3,777,300	3,777	955,923					959,700
Advertising			164,286	164	100,050					100,214
Payment of Stock Subscription Receivable:								292,074		292,074
Capital Contribution from Related Party on Sale of Secure eHealth					326,860					326,860
Net Loss									(12,740,816)	(12,740,816)
Balance at December 31, 2011	-	$-	58,754,110	$58,754	$33,265,232	(4,089)	$(12,039)	-	$(37,171,962)	$(3,860,015)
Issuance of Common stock for:
Debt			7,420,733	7,420	1,680,306					1,687,726
Interest and Extensions			311,913	312	55,760					56,072
Services			500,000	500	72,000					72,500
Subscription Agreements			1,500,000	1,500	98,500					100,000
Warrants Exercised			160,000	160	38,288					38,448
Advertising			300,000	300	44,700					45,000
Return of Stock for Advertising Services Not Provided			(164,286)	(164)	(100,050)					(100,214)
Net Loss									(1,845,323)	(1,845,323)
Balance at December 31, 2012	-	$-	68,782,470	$68,782	$35,154,736	(4,089)	$(12,039)	-	$(39,017,285)	$(3,805,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC (“WCI”), a Nevada limited liability company, Resorbable Orthopedics Products, LLC (“Resorbable”), a Texas limited liability company; BioPharma Management Technologies, Inc. (“BioPharma”), a Texas corporation; and Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).  eHealth was purchased on February 1, 2010 (see Note 4 “Asset and Business Acquisitions”) and sold on December 29, 2011 (see Note 5 “Asset and Business Dispositions”).  The accounts of eHealth are included for the period it was under the control of the Company.  All intercompany accounts and transactions have been eliminated.

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

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K including additional guidance issued in May of 2011 regarding fair value measurements and disclosure requirements particularly as it relates to Level 3 fair value measurements. There were various other accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2012 was $234,727 and the amount at December 31, 2011 was zero.

Allowance for Doubtful Interest Receivable

The Company establishes an allowance for doubtful interest receivable to ensure accrued interest receivable is not overstated due to uncollectibility.  The allowance for doubtful interest receivable at December 31, 2012 was $548,048 and the amount at December 31, 2011 was $413,048. The allowance for doubtful related party interest receivable at December 31, 2012 was $35,899 and the amount at December 31, 2011 was zero.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.  Inventories consist of powders, gels and the related packaging supplies.  The allowance for obsolete and slow moving inventory had a balance of $82,410 and $6,764 at December 31, 2012 and December 31, 2011, respectively.

Property and Equipment

In 2012 furniture and fixtures, computer equipment and a phone system with a combined cost of $69,425 were written off as obsolete.  The assets had been fully depreciated as of December 31, 2011 and no gain or loss was recorded on the asset disposition.  As of December 31, 2012, fixed assets consist of $16,430 invested in the Company websites.  This asset has been fully depreciated as of December 31, 2012.

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

At December 31, 2012, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 9 “Intangible Assets.”

Income Taxes

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all, of the deferred tax asset will not be realized.

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

NOTE 3 - GOING CONCERN

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

b)
A liability was recorded for the note payable obligation of $1,000,000, which included accrued interest, incurred by VHGI in conjunction with the Private Access Note transaction.  Subsequent to the purchase date, the Company negotiated payment of a portion of this debt with stock and the remaining balance owed as of December 31, 2010 was $178,443.  This balance was paid in the first quarter of 2011.

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

At the time of the transaction Scott A. Haire also served as the Chief Executive Officer, Chief Financial Officer, and a director of VHGI.  Based on shares outstanding as of the Annual Report on Form 10-K filed by VHGI for the year ended December 31, 2011, Mr. Haire beneficially owned, individually and through H.E.B., LLC, a Nevada limited liability company (“HEB”) of which Mr. Haire is the managing member, 25% of the outstanding common stock of VHGI.

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

At the time of the transaction, Scott A. Haire served as the Chief Executive Officer, President, and Chairman of the Company, and also served as the managing member of HEB.

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

In connection with the Settlement Agreement, the Company, WCI, and certain of their affiliates (collectively, the “Company Parties”) issued to Juventas a Secured Promissory Note in the principal amount of $930,000.  The Company Parties also entered into a security agreement with Juventas pursuant to which the note was secured by all inventory of the Company Parties (together with any proceeds of such inventory), and certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the note.

In July 2012, the Secured Promissory Note’s principal balance of $930,000 and $20,791 of accrued interest remained due.  The Company reached agreement with Juventas that upon payment of $880,000, all remaining principal of, and accrued interest on, the Juventas secured promissory note would be forgiven. The Company made such payment in July of 2012, at which point the note was cancelled.

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

The Company, separate from Mr. Haire, engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company.  On September 14, 2012, the Company filed a Consent of Defendant with the SEC.  To resolve the claims against it, the Company has consented to the entry of a permanent injunction against violations of Section 17(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, and trustees or the manipulation of the price or volume of any security.  As part of the settlement agreement the Company paid a $20,000 civil money penalty.  On January 15, 2013, the Company received a final judgment resolving claims against the Company.  The judgment was delivered by the United States District Court for the Southern District of Florida.

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

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal.  An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion.  On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012. On November 6, 2012, the Company paid $5,000 and issued 68,531 shares of common stock to extend the Forbearance Period to December 15, 2012.  Three additional payments of $5,000 each were made on December 6, 2012, January 10, 2013 and March 13, 2013 to extend the Forbearance Period to April 14, 2013.

NOTE 7 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of December 31, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. (see Note 5) Scott Haire is the managing member of S ecure eHealth.	Unsecured line of credit 1% interest, due on demand.	$ 293,233	$2,232

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	200,000	33,667

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	0	0

	Allowance for Doubtful Accounts		(493,233)	(35,899)
TOTAL			$0	$0

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of December 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. (see Note 5) Scott Haire is the managing member of Secure eHealth.	Unsecured line of credit 0% interest, due on demand.	$ 293,233	$0

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	500,000	8,472

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	166,216	113,618
TOTAL			$959,449	$122,090

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of December 31, 2012:

Note Receivable	Terms of the agreement	Principal amount	Accrued Interest
Private Access	Convertible note receivable which accrues interest at 9% per annum, maturity date of July 31, 2013.	$1,500,000	$548,048

June 21, 2011 Notes Receivable	Five $50,000 5% secured notes, with the same unrelated party received as part of the June 21, 2011 note payable and warrant purchase agreement (see note 8) due 49 months from initial funding.	-	-

	Allowance for Doubtful Accounts	(1,500,000)	(548,048)
Total		$0	$0

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013.  As of December 31, 2012 the Company has accrued $548,048 of interest and has established an allowance for this same amount.  According to the terms of the Assignment and Assumption Agreement between VHGI, Private Access, Inc. (“Private Access”) and the Company, VHGI assigned all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access including its intellectual property.

The  Company received five $50,000 secured notes, with the same unrelated party as part of the June 21, 2011 note payable and warrant purchase agreement (see note 8) for a total note receivable balance of $250,000.  On April 25, 2012, the note holder elected to offset the $250,000 notes receivable and $10,729 in accrued interest receivable against the related note payable and accrued interest payable.  Following the offset, the balance of the five secured notes receivable and the related accrued interest is zero.

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of December 31, 2011:

Note Receivable	Terms of the agreement	Principal amount	Accrued Interest
Private Access	Convertible note receivable which accrues interest at 9% per annum, maturity date of July 31, 2013.	$1,500,000	$413,048

June 21, 2011 Notes Receivable	Five $50,000 5% secured notes, with the same unrelated party received as part of the June 21, 2011 note payable and warrant purchase agreement (see note 8) due 49 months from initial funding.	250,000	7,431

Total		$1,750,000	$420,479

NOTE 8 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Lutz, Investments LP	Mr. Lutz is the CEO of the Company	Convertible note payable due March 31, 2012. The note is convertible at $0.19 per share. As of March 31, 2013 the note has not been converted and is past due.	$200,000	$14,115

Dr. Philip J. Rubinfeld	Mr. Rubinfeld is a member of the Board of Directors	See “Third Quarter Secured Promissory Notes” As of March 31, 2013 $100,000 of this note remains due.	100,000	7,609

Araldo A. Cossutta	Mr. Cossutta is a member of the Board of Directors	See “Third Quarter Secured Promissory Notes” As of March 31, 2013 $75,000 of this note remains due.	75,000	5,706

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	6,624
Total			$415,620	$34,054

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Juventas, LLC	Juventas, LLC holds the exclusive right to sell CellerateRX products in North America (see Note 6 “Distribution Agreement”)	Contingently convertible promissory note with interest accrued at 4% per annum, due March 9, 2012.	$500,000	$2,137

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2012:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $ 20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 9 "Legal Proceedings”)	$223,500	-	$223,500	$29,539

Purchase Order Financing Agreement	$50,000 note payable; (i) interest accrues at 10% per annum; (ii) proceeds used to purchase inventory; (iii) lender will be reimbursed $25 per gram as the inventory is sold. As of March 31, 2012 the lender is due $8,775 of sales proceeds.	43,847	-	43,847	536

Third Quarter 2012 Secured Subordinated Promissory Notes
Seventeen notes (including two with related parties
mentioned above) in the original aggregate principal
amount of $1,055,000; (i) 5% interest due on maturity
date; (ii) maturity date of October 12, 2012; (iii) after
the maturity date interest shall accrue at 18% per
annum and the company shall pay to the note
holders on a pro rata basis, an amount equal to
twenty percent of the sales proceeds received
by the Company and its subsidiary, WCI, from
the sale of surgical powders, until such time as
the note amounts have been paid in full.  As of
March 31, 2013 fifteen of these notes remain
due, of which thirteen are with unrelated parties
in the aggregate principal amount of $610,000.
		860,000	-	860,000	65,149

September 19, 2012 Promissory Note	$20,000 note payable; (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) warrant to purchase 20,000 shares of common stock at an exercise price of $0.15 per share to be issued upon default. As of December 31, 2012 this note was not paid and the 20,000 warrants were issued to the note holder. As of March 31, 2013 the $20,000 balance is past due.	20,000	-	20,000	570

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) default interest rate of 15 per annum. As of March 31, 2013 this note is past due.	51,300	-	51,300	1,357

October 1, 2012 Promissory Note	$75,000 note payable; (i) interest accrues at 9% per annum; (ii) the principal is due and payable as follows: (a) $10,000 on October 31; and (b) $15,000 each on November 31, 2012 December 31, 2012 and January 31, 2013 and (c) $20,000 on February 28, 2013 the maturity date; (iii) the Company will issue to Lender five-year warrant to purchase a total of 225,000 shares of common Stock at a price of $0.15 per share. As of March 31, 2013, the $15,000 payment due in January has been paid, the due date of the final $20,000 payment has been extended, and the balance is unpaid.	35,000	-	35,000	186

December 7, 2012 Promissory Note	$75,000 note payable; (i) interest accrues at 10% per annum; (ii) the principal is due and payable as follows: (a) $10,000 each on January 15, 2013 and February 15, 2013; and (b) $15,000 on March 15, 2013 and (c) $20,000 each on April 15, 2013 and May 15, 2013 the maturity date; (iii) the Company will issue to Lender five-year warrant to purchase a total of 350,000 shares of common Stock at a price of $0.075 per share. As of March 31, 2013 $35,000 in principal has been paid leaving a balance of $40,000 due.	75,000	-	75,000	521

December 11, 2012 Promissory Note
$50,000 note payable;  (i) interest accrues at 9% per
annum; (ii) the principal is due and payable as follows:
(a) $5,000 each on February 11, 2013 and March 11,
2013; and (b) $10,000 on April 11, 2013 and May 11, 2013
and (c) $20,000 on June 11, 2013 the maturity date; (iii)
the Company will issue to Lender five-year warrant to
purchase a total of 225,00 shares of common Stock at a
price of $0.09 per share. Additionally, the Company will
issue warrants to purchase 375,000 common shares at
$0.09 exercisable only upon an event of default. As of
March 31, 2013 $10,000 in principal has been paid leaving
a balance of $40,000 due.
		50,000	-	50,000	263

June 21, 2011 Note
Convertible promissory note in the principal amount of
$560,000; (i) interest accrues at 12% per annum; (ii)
maturity date of June 21, 2015; (iii) upon closing the
Company issued to the lender 100,000 shares of
Common Stock valued at $60,000 and two warrants to
purchase 250,000 shares of common stock each,
with exercise prices of $0.50 $1.00; (iv) the debt is
convertible at a 30% discount on the fair market value
of the stock.  The Company measured the fair value of
the warrants and the beneficial conversion feature of the
note and recorded a discount against the principal
of the note. (see Note 6 "Significant Transaction -
Forbearance Agreement")
		200,000	-	200,000	-

March 2012 Convertible Notes	Three convertible notes in the principal amount of $25,000, $50,000 and $100,000 respectively; (i) issued between March 3 and March 22, 2012; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates between March 31 and June 30, 2012. As of the date of this filing these notes are past due.	175,000	-	175,000	11,281

Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this this filing the April 3 note is past due.	25,000	-	25,000	1,628

May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10%; (i) maturity date one year from the effective date (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid within the first 90 days.	73,645	(18,005)	55,640	2,750

Total		$1,832,292	$(18,005)	$1,814,287	$113,781

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2011:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest
June 21, 2011 Note
Convertible promissory note in the principal
amount of $560,000; (i) interest accrues at 12%
per annum; (ii) maturity date of June 21, 2015;
(iii) upon closing the Company issued to the
lender 100,000 shares of Common Stock valued
at $60,000 and two warrants to purchase 250,000
shares of common stock each, with exercise prices
of $0.50 $1.00; (iv) the debt is convertible at a 30%
discount on the fair market value of the stock.
The Company measured the fair value of the
warrants and the beneficial conversion feature
of the note and recorded a discount against
the principal of the note. (see Note 6 "Significant
Transaction - Forbearance Agreement")
		$560,000	$(284,959)	$275,041	$51,367

July 13, August 17, & October 7 2011 Convertible Notes	Three notes with the same terms to the same unrelated party in the amounts of $40,000, $50,000 and $30,000 respectively. (i) interest accrues at 8% per annum; (ii) maturity date nine months from the date of issuance; (iii) convertible at a price per share equal to 50% of the average of the three lowest closing prices of the Company’s Common stock for the 10 day trading period before conversion	120,000	(61,811)	58,189	3,894

Total		$680,000	$(346,770)	$333,230	$55,261

Debentures

2010 Debentures

On March 30, 2010, the Company entered into a Securities Purchase Agreement and, pursuant to this agreement, a total of $1,000,000 in principal amount of convertible debentures (the “Debentures”), with a maturity date of March 2013, could be sold to investors.  The Debentures could be converted into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder could convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock.   This ownership restriction could be waived, however, by a holder upon sixty-one (61) days prior written notice.

The Debentures could be redeemed by the Company at any time or from time to time at a price equal to (x) one hundred twenty percent (120%) of the principal amount of the Debenture if the Debenture is called for redemption prior to the expiration of six months from the issuance date, or one hundred thirty one percent (131%) if called for redemption thereafter, plus (y) interest accrued through the day immediately preceding the date of redemption.

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000.  In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which was amortized over the term of the debt.  The unamortized discount balance at December 31, 2011 was $160,349 for a total debenture balance, net of discount, of $534,651.  In addition, debt issuance costs of $102,850 were deferred and amortized over the term of the debt.  The unamortized balance of deferred loan costs at December 31, 2011 was $54,878.  Interest expense on the debentures accrued at 6% per annum.  The Company made a cash payment on accrued debenture interest in the amount of $61,113 in the fourth quarter of 2011 leaving an accrued interest balance of $5,000 as of December 31, 2011.

In April of 2012, 4 million shares of common stock were issued to Commercial Holding, AG, a related party and holder of the debentures, in conversion of the $695,000 of debentures and all remaining accrued interest payable.

2012 Debentures

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

In October of 2012, the debenture holder elected to convert $30,000 in principal into 571,428 shares of Common Stock.  In November, an additional $20,000 of principal was converted into 816,326 shares of Common Stock.  A pro rata share of the discount associated with the debentures was expensed with each issuance of Common Stock.

The unamortized discount balance of the debentures outstanding at December 31, 2012 is $160,774 for a total debenture balance, net of discount, of $189,256.  In addition, total debt issuance costs of $115,350 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at December 31, 2012 is $9,292.  Interest expense on the debentures accrues at 6% per annum.  The balance of accrued interest payable at December 31, 2012 is $18,238.

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

At December 31, 2011 the Company evaluated the asset for impairment.  The estimated useful life of the marketing contacts was reduced to the original five (5) year term of the agreement because the minimum sales requirment was not reached in the first or second year of the agreement.  The Company again utilized an undiscounted cash flow analysis based on actual sales in the first two years of the agreement. The resulting impairment of $3,208,372 in addition to the amortization of $418,782 for the year ended December 31, 2011 resulted in a net carrying amount of $37,185.

In August of 2012, WCI terminated the Distribution Agreement due to Pharma Tech’s failure to sell a minimum of $500,000 of product.  As a result, the Company impaired the remaining $27,044 balance of the intangible asset.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the year ended December 31, 2012 amd 2011 was $51,031 and $51,030, respetively.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	2012	2011
Patent	$510,310	$510,310
Accumulated amortization	(165,851)	(114,820)
Patent, net of accumulated amortization	344,459	395,490

Marketing contacts	4,187,815	4,187,815
Accumulated Amortization	(4,187,815)	(4,150,630)
Marketing contacts, net of accumulated amortization	0	37,185

Total intangibles, net of accumulated amortization	$344,459	$432,675

NOTE 10 – CUSTOMERS AND SUPPLIERS

WCI had two significant customers which accounted for approximately 23% of the Company’s sales in 2012 and two significant customers which accounted for 69% of sales in 2011.  In 2012, the order of the concentration for the two different vendors accounted for the following percentages respectively, 13% and 10%. In 2011 the order concentration for the two customers accounted for the following percentages respectively, 54% and 15%.  The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

The Company purchases all inventory from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.

In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000; (b) a royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, which was paid October, 2009; plus (d) a royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2012 and 2011 is $803,238 and $428,238, respectively.

On February 27, 2013 and March 25, 2013 royalty payments in the amount of $420,000 and $107,500 respectively, were made to Applied Nutritionals.

Federal Payroll Taxes

The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  A tax lien was filed against the Company in December 2009. As of December 31, 2011, unpaid payroll taxes and related penalties and interest totaled $116,145 and $224,494 respectively. On January 28, 2012 the Company made payment in the amount of $122,223 to the IRS for the balance due for payroll tax liabilities from 2004-2005 and for a portion of the interest and penalties.  In May of 2012 the Company submitted an offer of compromise to the IRS in addition to a payment of $4,000.  In February of 2013, the Company received a letter of acceptance of the offer of Compromise.  On March 20, 2013 the Company paid the final $16,000 due under the offer of compromise.

Inventory Contract

The Company does not have any contractual obligations to purchase product as of December 31, 2012.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of Series A preferred stock were converted into common stock. There are currently 5,000,000 shares of Preferred Stock authorized, with no shares of Series A Preferred Stock currently issued or outstanding.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution.  Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate.  There are currently no Series B Shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  At December 31, 2011, there were 58,754,110 shares issued and 58,750,021 shares outstanding.  At December 31, 2012, there were 68,782,470 shares issued and 68,778,381 shares outstanding. Of these shares, 4,089 shares are held by the Company as treasury stock as of December 31, 2011 and December 31, 2012, respectively.

Warrants

In October 2009, warrants issued with debt to an unrelated party were increased from 500,000 A warrants to 1,000,000 A warrants.  The exercise price of $3.50 per share for the A warrants was reduced to $2.00 per share.  The B warrants issued to the same unrelated party were 1,000,000 warrants at an exercise price of $0.001 per share and, of this amount, 700,233 warrants have been exercised leaving 299,767 B warrants remaining.  Both the A and B warrants expire in 2013.

During 2010, the Company entered into various Subscription Agreements with unrelated parties to purchase units (“Units”) with each Unit consisting of:   (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock (the “Warrants”).

During 2011 and 2012, the Company entered into various Subscription Agreements and Note Payable Agreements which included the issuance of stock purchase warrants in the agreements.  Additionally, in the third quarter of 2012 the Company issued 850,000 stock purchase warrants to employees and contractors as well as 3,193,500 warrants to board members.  The warrants are exercisable over a 5 year period at $0.15 per share. The warrants issued to employees and contractors vest over a three year period based upon continued employment with the Company.

At December 31, 2011, there were 8,938,668 warrants outstanding with a weighted average exercise price of $0.82.
At December 31, 2012, there were 17,143,468 warrants outstanding with a weighted average exercise price of $0.53.

A summary of the status of the warrants granted at December 31, 2012 and 2011 and changes during the years then ended is presented below:

For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,230,369	$1.07
Granted	5,708,299	$0.68
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	8,938,668	$0.82

For the Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,938,668	$0.82
Granted	7,364,800	$0.18
Exercised	160,000	$0.10
Forfeited	-	-
Expired	-	-
Outstanding at end of period	17,143,468	$0.50

	As of December 31, 2012			As of December 31, 2012
	Warrants Outstanding			Warrants Exercisable
	Number Outstanding	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices
$0.001	299,769	0.0	$0.001	299,769	$0.001
$0.075	350,000	5.0	$0.075	350,000	$0.075
$0.09	600,000	5.0	$0.09	225,000	$0.09
$0.15	6,614,800	4.7	$0.15	4,764,800	$0.15
$0.25	200,000	2.8	$0.25	200,000	$0.25
$0.40	1,299,999	2.2	$0.40	1,299,999	$0.40
$0.50	2,694,450	1.5	$0.50	2,694,450	$0.50
$0.60	975,000	4.0	$0.60	975,000	$0.60
$0.75	200,000	2.8	$0.75	200,000	$0.75
$1.00	2,909,450	1.3	$1.00	2,909,450	$1.00
$2.00	1,000,000	1.0	$2.00	1,000,000	$2.00
$0.001 - 2.00	17,143,468	3.0	$0.53	14,918,468	$0.56

NOTE 13 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to December 31, 2017. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  As of December 31, 2012, the Company had outstanding warrants entitling the holders to purchase 17,143,468 shares of the Company’s common stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock.  In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  As of December 31, 2012, the Company had outstanding convertible debt in the principal amount of $473,645 and outstanding convertible debentures in the principal amount of $350,000.

As of December 31, 2012, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding debentures and convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification.  Accordingly, the warrants and beneficial conversion features are treated as derivative liabilities and are carried at fair value.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	283.86% to 549.88%
Risk free interest rate	.36% to .83%
Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2012 and 2011:

Balance, December 31, 2010	$(2,310,983)
Change in Fair Value of Warrant Derivative Liability	1,237,803
Change in Fair Value of Beneficial Conversion Derivative Liability	(763,098)
Adjustments to Warrant Derivative Liability	(2,749,453)
Adjustment to Beneficial Conversion Derivative Liability	(260,599)
Adjustment to Debenture Derivative Liability	(571,195)
Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	3,461,614
Change in Fair Value of Beneficial Conversion Derivative Liability	879,514
Change in Fair Value of Debenture Derivative Liability	309,933
Adjustments to Warrant Derivative Liability	(1,245,647)
Adjustment to Beneficial Conversion Derivative Liability	164,657
Adjustment to Debenture Derivative Liability	510,880
Balance, December 31, 2012	(1,336,576)

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

At December 31, 2012, a deferred tax asset results from the deferred tax benefit of asset reserve accounts in the amount of approximately $2,894,000 and net operating loss carryover of approximately $27,100,000, based on the U.S. Corporate income tax rate of 34%.  A 100% valuation allowance has been provided for both the current and non-current deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain. The change in the valuation allowance is approximately $1,928,000.

The unexpired net operating loss carry forward at December 31, 2012 is approximately $27,700,000 with various expiration dates between 2018 and 2032 if not utilized.

Current deferred tax asset:

	2012	2011
Asset Reserve Accounts	$984,068	$142,736
Valuation allowance	(984,068)	(142,736)
Net benefit recorded	-	-

Non-current deferred tax asset:

	2012	2011
34% of net operating loss carry forwards	$9,214,157	$8,127,127
Valuation allowance	(9,214,157)	(8,127,127)
Net non-current deferred tax asset	-	-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2012 and 2011 are listed below.

	2012	2011
Expected federal income tax benefit	$627,410	$4,220,745
Valuation allowance	(1,928,362)	(1,530,637)
Debt Settlement Expense	8,940	(383,831)
Impairment Loss	(9,195)	(1,090,846)
Derivative Expense	1,581,360	(836,831)
Amortization of beneficial Conversion Discount	(99,632)	(291,175)
Other	(167,871)	(87,969)
Expiration of Net Operating Loss Carryover	(12,650)	-
Income tax expense (benefit)	$-	$-

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  All tax years starting with 2009 are open for examination.

NOTE 15-- LOSS PER SHARE

The data below shows the amounts used in computing loss per share as of December 31, for each of the following years:

	2012	2011
	$1,845,323	$12,740,816
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	62,838,381	54,702,212
Basic and diluted loss per share of common stock	$0.03	$0.23

NOTE 16 – LEGAL PROCEEDINGS

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

NOTE 17 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2012 are outlined below:

On January 15, 2013, The Company received a final judgment resolving claims against the Company in the Securities and Exchange Commission’s civil enforcement action against the Company and its former CEO, Scott Haire, based upon actions alleged to have been taken in 2009.  The judgment was delivered by the United States District Court for the Southern District of Florida.  Under the judgment, the Company has been permanently enjoined from violations of Section 18(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, trustees, or any associated person thereof or the manipulation of the price or volume of any security.  The Company also paid a civil penalty in the amount of $20,000 under the terms of the judgment.

On February 13, 2013, the Company received an additional $23,000 of financing under the May 30, 2012 Convertible Note agreement.

On February 15, 2013, the board of directors approved an annual salary of $150,000 for Mr. Lutz, company CEO, effective March 1, 2013.

On February 19, 2013, the Company issued two convertible promissory notes, each in the principal amount of $250,000, to Solomon Oden Howell, Jr. and the James W. Stuckert Revocable Trust, each a current shareholder of the Company. Each of the Notes carries an interest rate of 10% per annum, and all principal and accrued but unpaid interest under the Notes is due and payable upon achievement by the Company of certain revenue targets under existing international distribution agreements. Additionally, all principal and accrued but unpaid interest under the Notes may be converted, at the option of the holder, into shares of the Company’s common stock at a conversion price of $.07 per share, or into an equivalent number of shares of the Company’s Series C Preferred Stock.

On February 27, 2013 the Company and Applied Nutritionals executed a letter agreement pertaining to the approximately $803,000 of past due royalties owed by the Company to Applied Nutritionals. Under the terms of the letter agreement, the Company is required to make an initial payment of $420,000 on March 25, 2013, and four subsequent monthly payments of $107,500 each on the 25th day of April, May, June and July, 2013, in consideration for which Applied Nutritionals will standstill on the past due royalties claims.  The Company made the initial payment of $420,000 on February 27, 2013.

On March 20, 2013, the Company made a payment in the amount of $16,000 pursuant to an Offer in Compromise accepted by the Internal Revenue Service on February 21, 2013. The Payment was made as a final settlement of the Company’s obligations in connection with delinquent payment of 2004–2005 tax liabilities.

On March 25, 2013 a royalty payment in the amount of $107,500 was made to Applied Nutritionals.

In the first quarter of 2013, the Company paid the remaining $35,000 due on the October 1, 2012 Promissory Note.

In the first quarter of 2013, the Company paid the first three installments due, totaling $20,000, on the December 11, 2012 Promissory Note.  The balance remaining due as of March 31, 2013 is $30,000.

In the first quarter of 2013, the Company paid the first three installments due, totaling $35,000, on the December 7, 2012 Promissory Note.  The balance remaining due as of March 31, 2013 is $40,000.

In the first quarter of 2013, the Company paid a total of $15,000 to extend the due date of the June 21, 2011 Note to April 14, 2013.

In January of 2013, $5,760 was received and 240,000 shares of common stock were issued in an exercise of warrants.

In January of 2013, 74,993 shares of stock were issued according to the terms of the Forbearance agreement related to the June 21, 2011 Note Payable (see Note 6 "Significant Transaction - Forbearance Agreement").

In January of 2013, 400,000 shares of common stock were issued in conversion of $9,688 of the May 30, 2012 Convertible Note and 1,587,301 shares were issued in conversion of $50,000 of debentures.  The Company issued an additional 500,000 shares of common stock were issued to a consultant according to the terms of the engagement agreement.

In February of 2013, 400,000 shares of common stock were issued in conversion of $12,880 of the May 30, 2012 Convertible Note. The Company also issued 500,000 shares of common stock were issued to a consultant according to the terms of the engagement agreement.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 and as of the date of this filing.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the current directors and executive officers of the Company as of March 31, 2013:

NAME	AGE	POSITION	YEAR FIRST ELECTED
Robert Lutz, Jr.	62	Chairman, Chief Executive Officer and President	2012
Araldo A. Cossutta	88	Director	1994
Robert E. Gross	68	Director	1994
Thomas J. Kirchhofer	72	Director	1994
Dr. Phillip J. Rubinfeld	57	Director	2010
Deborah Jenkins Hutchinson	54	Director	2010

Effective January 12, 2010, Ms. Deborah Jenkins Hutchinson was appointed as the Company’s President and did not serve in any capacity as an executive officer or director of the Company prior to that time. Effective May 20, 2010, Dr. Philip J. Rubinfeld and Ms. Hutchinson were appointed as two new members of the Company’s Board of Directors by unanimous consent of the current Board of Directors of the Company.  Ms. Jenkins Hutchinson resigned as the Company’s president on March 20, 2012.

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

Robert E. Gross is President of R. E. Gross & Associates, providing operational consulting, strategic advisory and technology projects for clients in the multi-location healthcare, banking and service industries.  From 1990 to 1998 he was the Executive VP, COO for HBCS, a Revenue Cycle Cooperative for 40 hospitals. From 1987 to 1990, he was Senior VP, Technical Operations and Business Development for Medaphis Physicians Service Corp., Atlanta, Georgia. Prior to that, he held executive positions with Chi-Chi's, Inc., Royal Crown Companies and TigerAir. He also spent 13 years as an engineer and corporate analyst with IBM and teaches Healthcare Data Management in the Graduate School of Public Health at Emory University in Atlanta, Georgia.

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

Deborah Jenkins Hutchinson is a Director of the Company and served as the Company’s President from January 12, 2010 until March 20, 2012.  From 2005 until January 12, 2010, she served in various capacities, including most recently, as President of Virtual Technology Licensing, LLC, a subsidiary of HEB, the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors for Private Access, Inc. and VHGI Holdings, Inc.

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors.  The Board of Directors meets on a monthly basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors.  It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings.  The Board of Directors does not have a standing audit, compensation, nominating or governance committee and the entire Board of Directors performs the functions of such committees.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2012, except that (a) the warrant issuances described below under “Item 11. Executive Compensation–Director Compensation” were not timely disclosed, and (b) Mr. Araldo A. Cossutta, a member of our Board of Directors, was not timely in reporting his ownership of certain warrants issued in conjunction with the Company’s issuance of subordinated debt in July of 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Lutz, Jr (a)	2012 2011	- -	- -	- -	672,000 -	- -	- -	- -	672,000 -
Scott A. Haire (b)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Deborah J. Hutchinson (c)	2012 2011	- 150,000	-	-	2,644 -	- -	- -	- -	2,644 150,000
Cathy Bradshaw (d)	2012 2011	120,000 120,000	- -	- -	33,600 -	- -	- -	- -	153,600 120,000

Notes to Summary Compensation Table

(a)  Robert Lutz, Jr. was appointed to fill the remaining vacancy on the Company’s Board of Directors and to serve as the Chairman of the Board and as the Company’s President and Chief Executive Officer on March 20, 2012.  He elected not to receive compensation in 2012.

(b)  Scott A. Haire served as the Company’s Chief Executive Officer until his resignation on March 20, 2012, and as the Company’s Chief Financial Officer until his resignation on May 25, 2012, but as a majority shareholder, elected not to receive compensation for either of the last two fiscal years.

(c) Deborah J. Hutchinson resigned as the Company’s President on March 20, 2012.

(d)  Cathy Bradshaw is the President of WCI and, because the primary focus of the Company has been concentrated within this subsidiary, her compensation has been included in this Executive Compensation disclosure.

Employment Agreements

None of our executive officers or employees listed above has an employment agreement with the Company or its subsidiaries and there are no verbal agreements with any of these executives or other employees regarding their employment or compensation.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  In the third quarter of 2012, the Company issued a total of 4,293,500 warrants to members of the board. The warrants, which are immediately vested, are five years in term and are exercisable at $0.15 per share. In the future we might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

The following table notes provide a summary of the stock purchase warrants awarded to members of the board in 2012:

Director	Warrants Issued in 2012	Recorded Value of Warrants
Robert Lutz, Jr. (a)	4,000,000	$672,000
Robert Gross	52,000	$7,332
Thomas J. Kirchhofer	52,000	$7,332
Araldo A. Cossutta	52,000	$7,332
Dr. Philip J. Rubinfeld	18,750	$2,644
Deborah J. Hutchinson	18,750	$2,644
Total warrants issued to directors in 2012	4,193,500	$699,284

(a) Mr. Lutz was issued 3,000,000 warrants for his role as Chairman of the Board.  Additionally, he was issued 1,000,000 warrants for his role as CEO. The additional 1,000,000 warrants will vest upon the Company’s achievement of certain revenue goals by June 30, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012 the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 31, 2012 there were 68,782,470 shares of common stock issued and 68,778,381 shares of common stock outstanding, with 4,089 shares held as treasury stock.

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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage Controlled
H.E.B., LLC (1) 777 Main St. Suite 3100 Fort Worth, TX 76102	11,716,506	17.04%
Applied Nutritionals 1890 Bucknell Drive, Bethlehem, PA 18015	6,000,000	8.72%
Scott A. Haire (1)	11,716,506	17.04%

Officers and Directors:	Common Stock Beneficially Owned	Percentage Controlled
Robert Lutz, Jr. (2)	3,250,000	4.73%
Araldo A. Cossutta (3)	6,177,000	8.98%
Dr. Philip J. Rubinfeld (4)	618,750	0.90%
Thomas J. Krichhoger (5)	52,000	0.08%
Robert E. Gross (6)	52,000	0.08%
Cathy Bradshaw	250,000	0.36%
Deborah J. Hutchinson (7)	268,750	0.39%
All directors and executive officers as a group (10 persons)	10,668,500	15.51%

1)
Mr. Scott Haire, former CFO and CEO of the Company, is the managing member of H.E.B., LLC and, in such capacity, is deemed to beneficially own the shares of stock held by H.E.B., LLC.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

2)	Reflects 3,000,000 shares issuable upon the exercise of warrants. Mr. Robert Lutz Jr. may also be deemed to beneficially own 250,000 shares of stock held by his wife.
3)	Reflects 127,000 shares issuable upon the exercise of warrants.
4)	Reflects 368,750 shares issuable upon the exercise of warrants.
5)	Reflects 52,000 shares issuable upon the exercise of warrants.
6)	Reflects 52,000 shares issuable upon the exercise of warrants.

7)	Reflects 18,750 shares issuable upon the exercise of warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Effective August 20, 2004, we acquired WCI through a merger of WCI with a newly formed Company subsidiary.  The consideration paid by the Company for WCI consisted of an aggregate of 6,000,000 shares of our common stock.  These shares were issued to H.E.B., LLC, a Nevada limited liability company (“HEB”), and to Mr. Araldo Cossutta, the sole owners of WCI.  Mr. Cossutta is a member of our Board of Directors.

The Company's principal executive office is located at 777 Main Street in Fort Worth, Texas.  During the first quarter of 2012 the space was leased by HEB.  In the second quarter of 2012 the Company signed its own lease for the space.  Until December 31, 2011 the principal office for WCI was located at 6400 N Andrews, Suite 530 in Fort Lauderdale, Florida, a space also leased in the name of HEB.  WCI used approximately half of the leased space and was billed for their portion of rent. As of January 1, 2012 the principal offices of WCI were moved to the executive office in Fort Worth, Texas.

Four full time employees of HEB provided accounting and administrative services to the Company and its subsidiaries in 2011.These employees were located at the Company’s office in Fort Worth, Texas.  In 2012, the Company hired its own accounting and administrative staff.

All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Lutz, who is not independent because he is currently Chief Executive Officer, Mr. Cossutta, who is not independent due to the above described acquisition of WCI and Ms. Hutchinson, who was the President of the Company.

As disclosed in our Form 8-K filing on April 14, 2011, we announced a strategic channel partner, Juventas, LLC (“Juventas”), who purchased the exclusive right to sell the CellerateRX powder products in North America.  This multi-year agreement has escalating target sales, with 2012’s minimum sales of CellerateRX® powder set at $9 million, in order for Juventas to retain such exclusive rights.  We received an ‘upfront’ non-refundable payment of $500,000 from Juventas for this exclusive right to distribute CellerateRX powder. As subsequently disclosed in our Form 8-K filing on March 29, 2012, on March 20, 2012, the Company, Juventas, and certain other parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the agreement with Juventas was effectively terminated and all amounts owed and other claims thereunder were settled as more specifically set forth therein. As the result of the Settlement Agreement, the Company has reacquired its North American distribution rights, as well as the rights under certain sub distribution agreements entered into by Juventas in respect of the CellerateRX powder product.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed and to be billed by Pritchett, Siler & Hardy, P.C. for services performed during the last two fiscal years were $63,677 and $46,975 for the period ended December 31, 2012 and December 31, 2011, respectively. Our auditors provided no other services for us during the last two fiscal years other than audit services.

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

4.1
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B  Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010)

4.2
Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

10.8
Distribution Agreement, dated March 8, 2011, between Wound Care Innovations, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2011)

10.9
Amendment to Distribution Agreement, dated November 23, 2011, between Wound Care Innovations, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2011)

10.10
Note Purchase Agreement dated November 23, 2011, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2011)

10.11
Convertible Secured Promissory Note dated November 23, 2011, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 30, 2011)

10.12
Membership Interests Purchase Agreement dated December 29, 2011, among Wound Management Technologies, Inc., H.E.B., LLC and Commercial Holding AG, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2012)

10.13
Settlement Agreement and Mutual Release dated March 20, 2012, among Juventas, LLC, BGM, Inc., LB Technologies, Inc., GO Investments, Bryant Gaines, Jeff Ott, Wound Management Technologies, Inc., Wound Care Innovations, LLC, HEB, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Product, LLC and Scott Haire (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2012)

10.14
Secured Promissory Note dated March 20, 2012, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2012)

10.15	Forbearance Agreement dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.16	Form of Secured Subordinated Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.17	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.18	Commitment Letter dated July 10, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.19	Amendment to Forbearance Agreement dated July 25, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2012)

10.20	Forbearance Agreement dated August 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2012)

10.21	Amendment to Forbearance Agreement dated December 5, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 11, 2012)

21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Date
WOUND MANAGEMENT TECHNOLOGIES, INC. By: /s/ Robert Lutz, Jr. Robert Lutz, Jr. Chief Executive Officer	April 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lutz, Jr.
Robert Lutz, Jr.

/s/ Karin K. DeLapp
Karin K. DeLapp

/s/ Deborah J. Hutchinson
Deborah J. Hutchinson

/s/ Robert E. Gross
Robert E. Gross

/s/  Dr. Philip J. Rubinfeld
Dr. Philip J. Rubinfeld

/s/  Dr. Thomas J. Kirchhofer
Dr. Tom Kirchhofer

/s/  Mr. Araldo Cossutta
Mr. Araldo Cossutta

	Chief Executive Officer, President and Chairman (Principal Executive and Principal Financial Officer) Controller (Principal Accounting Officer) Director Director Director Director Director	April 12, 2013 April 12, 2013 April 12, 2013 April 12, 2013 April 12, 2013 April 12, 2013 April 12, 2013