Form 10-Q
period 2013-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2013-05-17
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of March 31, 2013, 72,484,764 shares of the Issuer's $.001 par value common stock were issued and 72,480,675 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2013.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2012.

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

Management Letter

Wound Management Technologies has made considerable progress in the first quarter of 2013. Sales momentum continues with revenues of $375,000 vs. $100,000 in the first quarter of 2012. We are seeing our client base expand both in wound care settings and in surgical hospital procedures. Our working relationship with WellDyne (a health care company with over 30 million patients in its network) continues to strengthen and expand resulting in our mutual exploration of strategic opportunities due to the amazing performance of our product line. Clearly the market is becoming aware of the CellerateRX line of products in unprecedented fashion.

The Company has been successful with the implementation of its strategic plan focused on introducing our products into hospitals/operating rooms and wound centers. The "CellerateRX Surgical" powder product that we introduced to hospitals starting in September of last year continues to achieve market penetration. At the same time we remain committed to further advancing our presence in long term and home health care markets.

Additionally we enjoyed major accomplishments in resolving issues that spilled over from prior management with both the SEC and the IRS. These were clouds over our corporate heads that precluded us from entering the capital markets for obvious reasons. After months of tireless work by our team we saw the successful resolution of the SEC indictment and a few weeks later a resolution of the IRS penalties, both of which we had been working on since May of 2012.

We now find ourselves unencumbered by past challenges, with a product that is achieving ever growing market presence, and strong and enthusiastic partners committed to the growth of our product line and the Company as a whole. The opportunity to place the company on strong financial footing has never been greater and that remains one of management’s top priorities.

Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012:

Revenues.  The Company generated revenues for the three months ended March 31, 2013 of $374,724, as compared to revenues of $104,133 for the three months ended March 31, 2012, or 260% increase in revenues.   The increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms, and wound centers and the successful launch of the CellerateRX Surgical powder product.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2013 were $215,090, as compared to costs of goods sold of $118,339 for the three months ended March 31, 2012, or an 82% increase. The increase is the result of increased sales.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2013 were $546,311, as compared to G&A expenses of $1,498,229 for the three months ended March 31, 2012, or a 64% decrease in G&A expenses. The G&A expenses for 2012 included the cost of reacquiring the distributorship from Juventas, LLC and reorganizing the Company’s sales force.

Bad Debt Expense. Bad debt expense for the three months ended March 31, 2013 was $3,661 as compared to $0 for the three months ended March 31, 2012.

Interest Income.   Interest income was $0 for the three months ended March 31, 2013, as compared to $47,875 for the three months ended March 31, 2012.  The Company has stopped accruing interest on notes receivable on which the collectability is highly questionable and has focused its resources on the development of new sales strategies and product lines.

Interest expense.  Interest expense was $78,090 for the three months ended March 31, 2013, as compared to $45,788 for the three months ended March 31, 2012, or an increase of 71%.  Interest expense increased in 2013 as the Company decreased its reliance on complex financing agreements which included equity compensation in favor of agreements with traditional interest terms.

Debt related expense.  Debt related expense was $50,417 for the three months ended March 31, 2013, as compared to $227,936 for the three months ended March 31, 2012, or a 78% decrease.  Debt related expenses have decreased in 2013 as the Company reduces the amount of equity compensation included in financing agreements.

Gain/Loss on debt settlement.   The gain on settlement was $167,142 for the three months ended March 31, 2013, as compared to a loss of $10,324 for the three months ended March 31, 2012. In February of 2013, the IRS accepted the Company’s offer of compromise related to delinquent payments of 2004-2005 tax liabilities and the Company was able to write off approximately $192,000 in accrued estimated liabilities.

 Net Income/Loss. We had a net loss for the three months ended March 31, 2013 of $942,266, as compared to a net gain of $287,505 for the three months ended March 31, 2012. In the first quarter of 2012, the Company recorded a significant gain on the change in fair market values of its derivative liabilities of approximately $2,000,000 which offset operating expenses resulting in net income for the period.  In the first quarter of 2013, the Company successfully increased revenues and controlled operating costs, but there was no gain on derivative liabilities to offset the Company’s expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $963,735 for the three months ended March 31, 2013, and $282,500 for the three months ended March 31, 2012.  We may need to raise additional capital to bring additional products to market in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2013, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Commitments

Federal Payroll Taxes.  The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  A tax lien was filed against the Company in December 2009. As of December 31, 2011, unpaid payroll taxes and related penalties and interest totaled $116,145 and $224,494 respectively. On January 28, 2012 the Company made payment in the amount of $122,223 to the IRS for the balance due for payroll tax liabilities from 2004-2005 and for a portion of the interest and penalties.  In May of 2012 the Company submitted an offer of compromise to the IRS in addition to a payment of $4,000. As of December 31, 2012, unpaid penalties and interest totaled $208,142.  In February of 2013, the Company received a letter of acceptance of the offer of Compromise.  On March 20, 2013 the Company paid the final $16,000 due under the offer of compromise.

Royalty Agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2012 was $803,238. As of March 31, 2013, the balance due to Applied is $392,869.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	March 31, 2013	December 31, 2012

CURRENT ASSETS:
Cash	$398,739	$45,861
Accounts Receivable, net	215,103	203,967
Inventory, net	326,891	454,211
Employee Advances	19,832	11,832
Notes Receivable - Related Parties, net	-	-
Accrued Interest - Related Parties, net	-	-
Deferred Loan Costs	7,969	7,400
Deferred Compensation	309,450	309,450
Prepaid and Other Assets	5,370	11,306
Total Current Assets	1,283,354	1,044,027

LONG-TERM ASSETS:
Property and Equipment, net	-	-
Intangible Assets, net	331,701	344,459
Deferred Loan Costs	4,121	5,126
Note Receivable, net	-	-
Accrued Interest, net	-	-
Total Long-Term Assets	335,822	349,585

TOTAL ASSETS	$1,619,176	$1,393,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$196,944	$205,206
Accrued Royalties	392,869	803,238
Accrued Liabilities	64,386	263,165
Accrued Interest - Related Parties	43,388	34,054
Accrued Interest	186,270	132,018
Derivative Liabilities	1,826,073	1,336,574
Notes Payable - Related Parties	415,620	415,620
Notes Payable, net of discount	2,239,463	1,814,287
Stock Subscription Payable	552,750	6,000
Total Current Liabilities	5,917,763	5,010,162

LONG-TERM LIABILITIES
Notes Payable, net of discount	-	-
Debentures, net of discount	174,468	189,256
Total Long-Term Liabilities	174,468	189,256

TOTAL LIABILITIES	$6,092,231	$5,199,418

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $10 par value, 5,000,000 shares authorized:	-	-
51,000 designated Series A Preferred Stock, $10 par; 0 issued and outstanding	-	-
7,500 designated Series B Preferred Stock, $10 par; value: 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 72,484,764 issued and 72,480,675 outstanding as of March 31, 2013 and 68,782,470 issued and 68,778,381 outstanding as of December 31, 2012	72,485	68,782
Additional Paid-in Capital	35,426,050	35,154,736
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(39,959,551)	(39,017,285)
Total Stockholders' Equity (Deficit)	(4,473,055)	(3,805,806)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,619,176	$1,393,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	March 31, 2013	March 31, 2012

REVENUES	$374,724	$104,133

COST OF GOODS SOLD	215,090	118,339

GROSS PROFIT	159,634	(14,206)

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	546,311	1,498,229
Depreciation / Amortization	12,758	16,138
Bad Debt Expense	3,661	-
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(403,096)	(1,528,573)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	167,142	(10,324)
Change in fair value of Derivative Liability	(577,805)	2,052,251
Interest Income	-	47,875
Interest Expense	(78,090)	(45,788)
Debt related Expense	(50,417)	(227,936)

LOSS BEFORE INCOME TAXES	(942,266)	287,505
Current tax expense	-	-
Deferred tax expense	-	-
NET LOSS	$(942,266)	$287,505

Basic and diluted loss per share of common stock	$(0.01)	$0.00

Weighted average number of common shares outstanding	70,336,510	58,635,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012

Cash flows from operating activities:
Net loss from continuing operations	$(942,266)	$287,505
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization	12,758	16,138
Amortization of discounts and deferred costs	50,418	109,939
Stock issued as payment for services	101,750	-
Stock issued for debt related costs	3,382	-
Non-cash debt related costs	-	118,000
Re-acquisition of distributorship	-	930,000
(Gain) loss on fair market value of derivative liabilities	577,805	(2,001,441)
Loss on debt settlement	25,000	10,324
Prepayment Expense	-	(80,837)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(11,136)	(29,353)
(Increase) decrease in inventory	127,320	(109,904)
(Increase) decrease in employee advances	(8,000)	17,771
(Increase) decrease in accrued interest receivable - related parties	-	(11,462)
(Increase) decrease in accrued interest receivable	-	(36,413)
(Increase) decrease in prepaids and other assets	5,936	-
Increase (decrease) in allowance for uncollectible interest	-	33,288
Increase (decrease) in accrued royalties	(410,369)	93,750
Increase (decrease) in accounts payable	(8,262)	29,700
Increase (decrease) in accrued liabilities	(198,779)	(73,615)
Increase (decrease) in accrued interest payable - related parties	9,334	1,789
Increase (decrease) in accrued interest payable	54,252	38,210
Net cash flows provided (used) in operating activities	(610,857)	(656,611)

Cash flows from investing activities:
Purchase of notes receivable - related parties	-	-
Proceeds from notes receivable - related parties	-	371,839
Net cash flows used in investing activities	-	371,839

Cash flows from financing activities:
Proceeds from notes payable - related parties	-	280,000
Payments on notes payable - related parties	-	-
Proceeds from notes payable	523,000	195,000
Payments on notes payable	(65,025)	(540,000)
Proceeds from debentures	-	347,500
Proceeds from sale of stock	-	-
Proceeds from exercise of warrants	5,760	-
Proceeds from stock subscriptions payable	500,000	-
Net cash flows provided by financing activities	963,735	282,500

Increase (decrease) in cash	352,878	(2,272)

Cash and cash equivalents, beginning of period	45,861	3,608
Cash and cash equivalents, end of period	$398,739	$1,336

Cash paid during the period for:
Interest	$14,505	$5,790
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$179,635	$-
Common stock issued for services	$101,750	$-
Common stock issued for debt related costs	$3,812	$35,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2013 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2012 and December 31, 2011, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC a Nevada limited liability company (“WCI”); BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”); and Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable). All intercompany accounts and transactions have been eliminated.

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

At March 31, 2013, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

SEC Complaint

On or about June 4, 2012, the United States Securities and Exchange Commission filed a Complaint against the Company and Scott A. Haire, a former officer and director of the Company, in the United States District Court for the Southern District of Florida.  The Complaint alleges that from at least July through November 2009, the Company and Haire engaged in a fraudulent scheme and market manipulation involving the Company’s stock.  The Complaint alleges that (a) Haire arranged to sell Company restricted stock to an FBI agent posing as the trustee of a pension fund and to pay that person a kickback for engaging in the transaction; and (b) Haire arranged to make payments to a fictitious person, putatively a broker, in exchange for the broker’s trading in company stock timed with Company press releases.  The Complaint asserts claims for violations of Section 17(a) (1) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.  The Complaint seeks (a) a declaration that the Company and Haire committed those violations; (b) an injunction against the further commission of such violations; (c) disgorgement; (d) civil money penalties; (e) an order barring Haire from participating in any offering of a penny stock; and (f) an order barring Haire from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act or that is required to file reports pursuant to Section 15(d) of the Securities Exchange Act.

The Company, separate from Mr. Haire, engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company.  On September 14, 2012, the Company filed a Consent of Defendant with the SEC and reached an agreement-in-principal with the staff of the Miami Regional Office of the SEC.  On January 15, 2013, The Company received a final judgment resolving claims against the Company.  The judgment was delivered by the United States District Court for the Southern District of Florida.  Under the judgment, the Company has been permanently enjoined from violations of Section 18(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, trustees, or any associated person thereof or the manipulation of the price or volume of any security.  The Company also paid a civil penalty in the amount of $20,000 under the terms of the judgment.

Litigation

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011 is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code. Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which we believe is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI. While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal.  An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion.  On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012. On November 6, 2012, the Company paid $5,000 and issued 68,531 shares of common stock to extend the Forbearance Period to December 15, 2012.  In January of 2013, the Company issued 74,993 shares of Common Stock according to the terms of the Forbearance agreement.  Five additional payments of $5,000 each were made on December 6, 2012, January 10, 2013, March 13, 2013, April 17, and May 15, 2013 to extend the Forbearance Period to June 15, 2013.

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

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of March 31, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. Scott Haire, former CFO of Wound Management, is the managing member of Secure eHealth.	Unsecured line of credit with interest accrued at rate of 1% per annum, due on demand.	$ 293,233	$2,232

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	200,000	33,667

	Allowance for Doubtful Accounts		(493,233)	(35,899)

TOTAL			$0	$0

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of March 31, 2013:

Note Receivable	Terms of the agreement	Principal amount	Accrued Interest
Private Access	Convertible note receivable which accrues interest at 9% per annum, maturity date of July 31, 2013.	$1,500,000	$548,048
	Allowance for Doubtful Accounts	(1,500,000)	(548,048)
Total		$0	$0

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013.  As of March 31, 2013, the Company has accrued $548,048 of interest and has established an allowance for this same amount.  The Company originally acquired the Note in February of 2010 from VHGI Holdings, Inc. (“VHGI”), a Delaware corporation. The Company acquired all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company.  Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access, Inc. including its intellectual property.

NOTE 5 NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz.  Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of March 31, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Lutz, Investments LP	Mr. Lutz is the CEO of t he Company	Convertible note payable due March 31, 2012. The note is convertible at $0.19 per share. As of March 31, 2013 the note has not been converted and is past due.	$200,000	$16,614

Dr. Philip J. Rubinfeld	Mr. Rubinfeld is a member of the Board of Directors	See “Third Quarter Secured Promissory Notes” As of March 31, 2013 $100,000 of this note remains due.	100,000	10,934

Araldo A. Cossutta	Mr. Cossutta is a member of the Board of Directors	See “Third Quarter Secured Promissory Notes” As of March 31, 2013 $75,000 of this note remains due.	75,000	8,200

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	7,640
Total			$415,620	$43,388

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of March 31, 2013:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 3 “Significant Transactions -"Litigation)	$223,500	-	$223,500	$36,803

Purchase Order Financing Agreement	$50,000 note payable; (i) interest accrues at 10% per annum; (ii) proceeds used to purchase inventory; (iii) lender will be reimbursed $25 per gram as the inventory is sold. As of March 31, 2013 the lender is due $16,575 of sales proceeds.	38,822	-	38,822	1,660

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
full.  As of March 31, 2013 fifteen of these notes remain
due, of which thirteen are with unrelated parties in the
aggregate principal amount of $610,000.
		860,000	-	860,000	94,024

September 19, 2012 Promissory Note	$20,000 note payable; (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) warrant to purchase 20,000 shares of common stock at an exercise price of $0.15 per share to be issued upon default. As of December 31, 2012 this note was not paid and the 20,000 warrants were issued to the note holder. As of March 31, 2013 the $20,000 balance is past due.	20,000	-	20,000	1,063

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) default interest rate of 15 per annum. As of March 31, 2013 this note is past due.	51,300	-	51,300	2,594

October 1, 2012 Promissory Note
$75,000 note payable;  (i) interest accrues at 9% per
annum; (ii) the principal is due and payable as follows:
(a) $10,000 on October 31; and (b) $15,000 each on
November 30, 2012 December 31, 2012 and January 31,
2013 and (c) $20,000 on February 28, 2013 the maturity
date; (iii) the Company will issue to Lender five-year
warrant to purchase a total of 225,000 shares of common
Stock at a price of $0.15 per share. As of March 31, 2013,
the $15,000 payment due in January was paid and the due
date of the final $20,000 payment extended.  As of the date
of this filing the note and all related accrued interest has been paid in full.
		20,000	-	20,000	265

December 7, 2012 Promissory Note	$75,000 note payable; (i) interest accrues at 10% per annum; (ii) the principal is due and payable as follows: (a) $10,000 each on January 15, 2013 and February 15, 2013; and (b) $15,000 on March 15, 2013 and (c) $20,000 each on April 15, 2013 and May 15, 2013 the maturity date; (iii) the Company will issue to Lender five-year warrant to purchase a total of 350,000 shares of common Stock at a price of $0.075 per share. As of March 31, 2013 $35,000 in principal has been paid. As of the date of this filing an additional payment of $20,000 has been made leaving a balance due of $20,000.	40,000	-	40,000	178

December 11, 2012 Promissory Note
$50,000 note payable;  (i) interest accrues at 9% per
annum; (ii) the principal is due and payable as follows:
(a) $5,000 each on February 11, 2013 and March 11, 2013;
and (b) $10,000 on April 11, 2013 and May 11, 2013 and
(c) $20,000 on June 11, 2013 the maturity date; (iii) the
Company will issue to Lender five-year warrant to
purchase a total of 225,000 shares of common Stock at
a price of $0.09 per share. Additionally, the Company will i ssue warrants to purchase 375,000 common shares at $0.09
exercisable only upon an event of default. As of March 31,
2013 $10,000 in principal has been paid.  As of the date of
this filing an addition $20,000 in principal has been paid
leaving a balance of $20,000 due.
		40,000	-	40,000	1,411

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
of the note and recorded a discount against the principal
of the note. (see Note 6 "Significant Transaction -
Forbearance Agreement")
		200,000	-	200,000	-

March 2012 Convertible Notes	Three convertible notes in the principal amount of $25,000, $50,000 and $100,000 respectively; (i) issued between March 3 and March 22, 2012; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates between March 31 and June 30, 2012. As of the date of this filing these notes are past due.	175,000	-	175,000	13,468

Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this filing the April 3 note is past due.	25,000	-	25,000	1,941

May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10%; (i) maturity date one year from the effective date (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid within the first 90 days.	78,577	(32,736)	45,841	4,125

February 19, 2013 Convertible Note	Two $250,000 promissory notes; (i) due upon the Company’s achievement of certain revenue targets; (ii) interest accrues at 10% per annum (iii) convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $.07 per share, or into an equivalent number of shares of the Company’s Series C Preferred Stock.	500,000	-	500,000	5,616

Total		$2,272,199	$(32,736)	$2,239,463	$163,148

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

In October of 2012, the debenture holder elected to convert $30,000 in principal into 571,428 shares of Common Stock and in November the holder converted an addtional $20,000 of principal into 816,326 shares of Common Stock.  In February of 2013, the holder converted $50,000 of principal into 1,587,301 shares of Common Stock. A pro rata share of the discount associated with the debentures was expensed with each issuance of Common Stock.

The unamortized discount balance of the debentures outstanding at March 31, 2013 is $125,532 for a total debenture balance, net of discount, of $174,468.  In addition, total debt issuance costs of $115,350 have been deferred and are being amortized over the term of the debt.  The unamortized balance of deferred loan costs at March 31, 2013 is $7,969.  Interest expense on the debentures accrues at 6% per annum.  The balance of accrued interest payable at March 31, 2013 is $23,122.

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

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of Common Stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the period ended March 31, 2013 was $12,758.  The balance of the intangible asset, net of accumulated amortization, was $331,701 as of March 31, 2013.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	March 31, 2013	December 31, 2012
Patent	$510,310	$510,310
Accumulated amortization	(178,609)	(165,851)
Patent, net of accumulated amortization	331,701	344,459

Marketing contacts	0	4,187,815
Accumulated Amortization	0	(4,187,815)
Marketing contacts, net of accumulated amortization	0	0

Total intangibles, net of accumulated amortization	$331,701	$344,459

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

It is the Company’s intention to initiate an offering (the “Series C Offering”) of a new Series C Preferred Stock (“Series C Preferred”) during the second quarter of 2013, though the Series C Offering and the creation of the Series C Preferred have not yet been approved by the Board. In anticipation of the Series C Offering, the Company has received advance subscriptions in the amount of $500,000 from outside investors, which amounts are reflected as a Stock Subscription Payable under Current Liabilities on the Company’s balance sheet. If the Series C Offering is not consummated, the Company will be obligated to return the advanced funds.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.001 per share.  These shares have full voting rights.  As of March 31, 2013, there were 72,484,764 shares of Common Stock issued and 72,480,675 shares outstanding.   At December 31, 2012, there were 68,782,470 shares of Common Stock issued and 68,778,381 shares outstanding.  The Company holds 4,089 shares as treasury stock.

Warrants

A summary of the status of the warrants granted for the three month period ended March 31, 2013 and for the year ended December 31, 2012 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2012			For the Three Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,938,668	$0.82	Outstanding at beginning of period	17,143,468	$0.50
Granted	7,364,800	0.18	Granted	0	0
Exercised	160,000	0.10	Exercised	240,000	0.24
Forfeited	-	-	Forfeited	-	-
Expired	-	-	Expired	-	-
Outstanding at end of period	17,143,468	$0.50	Outstanding at end of period	16,903,468	$0.39

	As of March 31, 2013			As of March 31, 2013
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.001	299,769	0.2	0.001	299,769	0.001
0.02	1,000,000	0.2	0.02	1,000,000	0.02
0.075	350,000	4.8	0.075	350,000	0.075
0.09	600,000	4.8	0.09	225,000	0.09
0.15	6,614,800	4.4	0.15	4,764,800	0.15
0.25	120,000	2.6	0.25	120,000	0.25
0.40	1,299,999	2.0	0.40	1,299,999	0.40
0.50	2,614,450	1.2	0.50	2,614,450	0.50
0.60	975,000	3.8	0.60	975,000	0.60
0.75	120,000	2.6	0.75	120,000	0.75
1.00	2,909,450	1.6	1.00	2,909,450	1.00
$0.0075- 1.00	16,903,468	2.8	$0.39	14,678,468	$0.42

NOTE 8 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues shares of Common Stock or Common Stock equivalents at a price less than the exercise price.  As of March 31, 2013, the Company had outstanding warrants entitling the holders to purchase 16,903,468 shares of Common Stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Common Stock.  In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  As of March 31, 2013, the Company had outstanding convertible debt in the principal amount of $533,722 and outstanding convertible debentures in the principal amount of $507,000.

As of March 31, 2013 and December 31, 2012, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding debentures and convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments did not qualify for equity classification.  Accordingly, the warrants and beneficial conversion features are treated as derivative liabilities and are carried at fair value.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	283.86% to 549.88%
Risk free interest rate	.31% to 1.04%
Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the year ended December 31, 2012 and the three months ended March 31, 2013:

Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	3,461,614
Change in Fair Value of Beneficial Conversion Derivative Liability	879,514
Change in Fair Value of Debenture Derivative Liability	309,933
Adjustments to Warrant Derivative Liability	(1,245,647)
Adjustment to Beneficial Conversion Derivative Liability	164,657
Adjustment to Debenture Derivative Liability	510,880
Balance, December 31, 2012	(1,336,574)
Change in Fair Value of Warrant Derivative Liability	(541,489)
Change in Fair Value of Beneficial Conversion Derivative Liability	(138,386)
Change in Fair Value of Debenture Derivative Liability	68,276
Adjustments to Warrant Derivative Liability	40,034
Adjustment to Beneficial Conversion Derivative Liability	(712)
Adjustment to Debenture Derivative Liability	82,778
Balance, March 31, 2013	(1,826,073)

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

NOTE 10 - SUBSEQUENT EVENTS

On April 3 and May 1, 2013, the Company made payments in the principal amount of $10,000 plus accrued interest on the October 1, 2012 Promissory Note.  As of the date of this filing, the note and all related accrued interest payable is paid in full.

On April 10 and May 9, 2013, the Company made payments in the principal amount of $10,000 each to the holder of the December 11, 2012 Promissory Note according to the terms of the note agreements.  As of the date of this filing $20,000 in principal plus accrued interest remains due.

On April 16 and May 14, 2013, the Company made payments in the principal amount of $20,000 plus accrued interest on the December 7, 2012 Promissory Note.  As of the date of this filing, the note and all related accrued interest payable is paid in full.

On April 17, 2013, the Company made payment of $5,000 to extend the due date of the June 21, 2011 Convertible Promissory Note to May 15, 2013.  On May 15, 2013 an additional payment of $5,000 was made to extend the due date to June 15, 2013.

In April of 2013, the Company received additional payments in the total amount of $41,000 in anticipation of the Series C preferred stock offering (see Note 7 – Stockholders’ Equity).  The funds are being held in a segregated account. If the Series C Offering is not consummated, the Company will be obligated to return the advanced funds.

On April 24, 2013, the Company received an additional $30,000 of funding under the May 30, 2012 Convertible Note.

In April of 2013, the Company issued 350,000 shares of common stock to the holder of the May 30, 2012 Convertible Note in conversion of $13,802 of principal and interest.

In April of 2013, the Company issued 300,000 shares of common stock to a consultant according to the terms of the engagement agreement.

In April of 2013, the Company issued 500,000 shares of common stock to a consultant according to the terms of the engagement agreement.

In May of 2013, the Company issued 288,603 shares of common stock to the holder of the May 30, 2012 Convertible Note in conversion of $12,525 of principal and interest.

In May of 2013, the Company issued 1,948,051 shares of common stock to the holder of the 2012 Debentures in conversion of $75,000 of principal.

In May of 2013, 1,029,334 shares of common stock were issued in the cashless exercise of 1,299,769 stock purchase warrants.

On May 14, 2013, the Company executed a note payable agreement for up to $142,000 with interest accrued at 10% per annum.  The note proceeds will be used to purchase additional CellerateRX inventory.  The net revenues from the sale of the inventory will be used to pay the lender until all principal and accrued interest is paid in full.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items mentioned above there are no events to disclose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

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

The Company, separate from Mr. Haire, engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company.  On September 14, 2012, the Company filed a Consent of Defendant with the SEC and reached an agreement-in-principal with the staff of the Miami Regional Office of the SEC.  On January 15, 2013, The Company received a final judgment resolving claims against the Company.  The judgment was delivered by the United States District Court for the Southern District of Florida.  Under the judgment, the Company has been permanently enjoined from violations of Section 18(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, trustees, or any associated person thereof or the manipulation of the price or volume of any security.  The Company also paid a civil penalty in the amount of $20,000 under the terms of the judgment.

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011 is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code. Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which we believe is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI. While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal.  An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion.  On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012. On November 6, 2012, the Company paid $5,000 and issued 68,531 shares of common stock to extend the Forbearance Period to December 15, 2012.  Four additional payments of $5,000 each were made on December 6, 2012, January 10, 2013, March 13, 2013 and April 17, 2013 to extend the Forbearance Period to May 15, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2013.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

In January of 2013, $5,760 was received and 240,000 shares of common stock were issued in an exercise of warrants.

In January of 2013, 74,993 shares of stock were issued according to the terms of the Forbearance agreement related to the June 21, 2011 Note Payable (see Note 3 "Significant Transaction - Forbearance Agreement").

In January of 2013, 400,000 shares of common stock were issued in conversion of $9,688 of the May 30, 2012 Convertible Note and 1,587,301 shares were issued in conversion of $50,000 of debentures.  The Company issued an additional 500,000 shares of common stock to a consultant according to the terms of the engagement agreement.

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

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

10.1	Second Amendment to Forbearance Agreement dated January 2, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2013)

10.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2013)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2013	WOUND MANAGEMENT TECHNOLOGIES, INC. /S/ Robert Lutz, Jr. Robert Lutz, Jr., Chairman of the Board, Chief Executive Officer and President