Form 10-Q
period 2013-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2013-08-12
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Main Street
Suite 3100
Fort Worth, Texas 76102
(Address of principal executive offices)

(817) 820-7080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2013, 78,250,752 shares of the Issuer's $.001 par value common stock were issued and 78,246,663 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2013

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

The following discussion and analysis of our financial condition is as of June 30, 2013. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2012.

Business Overview

Unless otherwise indicated, we use “WMT,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of Wound Management Technologies, Inc.

Wound Management Technologies, Inc., was organized on December 14, 2001, as a Texas corporation under the name MB Software Corporation. In March 2008, the Company changed its name to Wound Management Technologies, Inc.

The Company, through its wholly-owned subsidiary, Wound Care Innovations, LLC (WCI), markets and sells the patented CellerateRX® products in the expanding advanced wound care market. CellerateRX’s activated collagen, which is approximately 1/100th the size of native collagen, delivers the essential benefits of collagen to a wound immediately—other forms of native, intact collagen in commercially available products require time for the body to prepare the collagen for use in the wound healing process. CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form. CellerateRX is currently approved for reimbursement under Medicare Part B and no prescription is required.

We believe that these products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. The Company is focused on delivering the CellerateRX® product line to the diabetic care and long term care markets as well as to hospitals and operating rooms. Additionally, the Company is studying the feasibility of three other markets where CellerateRX formulas may have great sales potential: dental, dermatology/plastic surgery and sunburn relief.

The Company is also pursuing additional product lines through its subsidiary, Resorbable Orthopedic Products, LLC. In September 2009, ROP acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner. The Company is currently working on the 510k submission for the resorbable orthopedic hemostat.

Management Letter

We are pleased to report continued progress with the execution of our strategic plan in the second quarter of 2013. First, our sales of $415,693 exceeded second quarter 2012 revenues by over 50%. We are making excellent progress on several fronts including surgical and wound care. Our products consistently receive outstanding reports on efficacy in every wound setting we encounter. Sales representatives are introducing us to new hospital and physician clients on an ever growing basis.

As we announced during the quarter, we executed a five year agreement, which mirrors the duration of the government FSS number for our products, with Academy Medical for the sale of all of our wound care products to VA and military hospitals. Academy Medical shares our passion for presenting all of our products to the VA facilities system wide. Academy has agreed to a sales quota starting with $600,000 in year one growing to $3 million in year five of the contract. Furthermore, we are working together to include the sale of our surgical products to the VA facilities which will allow us to further raise the sales quotas significantly.

Our relationship with Welldyne has continued to grow and strengthen throughout 2013. Having seen the same results we have witnessed with our CellerateRX product line, WellDyne has been enthusiastically behind the study and advancement of new exciting approaches to deliver our products in both the surgical and wound care markets in the months and years ahead.

Finally, we would like to express our gratitude for the efforts of our former Medical Director, Dr.Larry Baratta. Dr. Baratta was involved with our research, studies and marketing efforts and had been an asset to the company over five years during his association with WNDM. While we will miss Dr. Baratta, we are very pleased to have Dr. Jane Fore, a wound care specialist and long-time user and expert on CellerateRX agree to serve as our new Medical Director. We are honored by her association and feel her involvement only offers further testimony on the great value and performance of our product line.

Results of Operations

For the three and six months ended June 30, 2013, compared with the three and six months ended June 30, 2012:

Revenues. The Company generated revenues for the three months ended June 30, 2013, of $415,693, as compared to revenues of $269,813 for the three months ended June 30, 2012, or 54% increase in revenues. The Company generated revenues for the six months ended June 30, 2013, of $790,417, as compared to revenues of $373,946 for the six months ended June 30, 2012, or 111% increase in revenues. The increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers and the successful launch of the CellerateRX Surgical powder product.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2013, was $229,695, as compared to costs of goods sold of $193,608 for the three months ended June 30, 2012, or a 19% increase. Cost of goods sold for the six months ended June 30, 2013, was $444,785, as compared to costs of goods sold of $311,947 for the six months ended June 30, 2012, or a 43% increase. The increase in cost of goods sold is the result of increased sales.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2013, were $446,798, as compared to G&A expenses of $367,427 for the three months ended June 30, 2012, or a 22% increase in G&A expenses. The increase is the result of increased payroll and consulting fees. G&A expenses for the six months ended June 30, 2013, were $974,727, as compared to G&A expenses of $1,832,369 for the six months ended June 30, 2012, or a 47% decrease in G&A expenses. The G&A expenses for 2012 included the cost of reacquiring the distributorship from Juventas, LLC and reorganizing the Company’s sales force.

Bad debt expense. Bad debt expense for the three months ended June 30, 2013, was $2,049 as compared to $48,123 for the three months ended June 30, 2012, or a 96% decrease in bad debt expense. Bad debt expense for the six months ended June 30, 2013, was $5,710 as compared to $81,410 for the six months ended June 30, 2012, or a decrease of 93%. In 2012 the Company incurred bad debt expense related to the accrued interest receivable on several notes receivable. The bad debt expense recorded in 2013 is significantly lower because it relates only to uncollectible customer accounts receivable.

Interest income. Interest income was $0 for the three months ended June 30, 2013, as compared to $38,887 for the three months ended June 30, 2012. Interest income was $0 for the six months ended June 30, 2013, as compared to $86,762 for the six months ended June 30, 2012. The Company has stopped accruing interest on notes receivable on which the collectability is highly questionable and has focused its resources on the development of new sales strategies and product lines.

Interest expense. Interest expense was $91,918 for the three months ended June 30, 2013, as compared to $55,239 for the three months ended June 30, 2012, or an increase of 66%. Interest expense was $170,008 for the six months ended June 30, 2013, as compared to $101,027 for the six months ended June 30, 2012, or an increase of 68%. Interest expense increased in 2013 as the Company decreased its reliance on complex financing agreements which included equity compensation in favor of agreements with traditional interest terms.

Debt related expense. Debt related expense was $145,139 for the three months ended June 30, 2013, as compared to $277,917 for the three months ended June 30, 2012, or a 48% decrease. Debt related expense was $213,937for the six months ended June 30, 2013, as compared to $505,853 for the six months ended June 30, 2012, or a 58% decrease. Debt related expenses have decreased in 2013 as the Company reduces the amount of equity compensation included in financing agreements.

Gain/Loss on debt settlement. The loss on settlement was $15,350 for the three months ended June 30, 2013, as compared to a loss of $0 for the three months ended June 30, 2012. The gain on settlement was $151,792 for the six months ended June 30, 2013, as compared to a loss of $10,324 for the six months ended June 30, 2012. In February of 2013, the IRS accepted the Company’s offer of compromise related to delinquent payments of 2004-2005 tax liabilities and the Company was able to write off approximately $192,000 in accrued estimated liabilities.

Net income/loss. We had a net loss for the three months ended June 30, 2013 of $32,336, as compared to a net loss of $29,650 for the three months ended June 30, 2012. We had a net loss of $974,601 for the six months ended June 30, 2013 as compared to a net gain of $257,855 for the six months ended June 30, 2012. In the first six months of 2012, the Company recorded a significant gain on the change in fair market values of its derivative liabilities of approximately $2,670,000 which offset operating expenses resulting in net income for the period. In the first six months of 2013, the Company successfully increased revenues and controlled operating costs, but recorded a loss on derivative liabilities of $82,128.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $1,053,097, including cash of $136,307 and inventories of $295,746. Our current assets also include an inventory deposit of approximately $72,000 which was financed by the May 13, 2013 Promissory Note. The deposit is roughly 50% of the cost of the Company’s pending inventory orders, as required by our vendors and product manufacturer. The Company had no pending inventory orders at December 31, 2012.

As of June 30, 2013, we had total current liabilities of $5,310,566 including $2,722,554 of notes payable to related and unrelated parties and $569,000 advanced to the Company in anticipation of the Series C Preferred Stock offering. Our current liabilities also include $187,500 of current year royalties payable. As of December 31, 2012, our current liabilities of $5,010,162 included $2,229,907 of related and unrelated notes payable and prior year accrued royalties payable of $803,238. These royalties were paid in full during the first six months of 2013.

As of June 30, 2013, our current liabilities also included derivative liabilities of $1,225,776 compared to derivative liabilities of $1,336,574 at December 31, 2012. At June 30, 2013, our derivative liabilities consisted of 15,653,699 outstanding stock purchase warrants and convertible promissory notes and debentures in the total amount of $1,027,673. At December 31, 2012, our derivative liabilities consisted of 17,143,468 outstanding stock purchase warrants and convertible promissory notes and debentures in the total amount of $823,645.

For the six months ended June 30, 2013, net cash used in operating activities was $1,058,646 compared to $859,860 used in the first six months of 2012.

We had no cash used in or provided by investing activities in the six months ended June 30, 2013 compared to $371,839 provided by investing activities in the six months ended June 30, 2012.

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $1,149,092 for the six months ended June 30, 2013, and $484,413 for the six months ended June 30, 2012. The financing activities in 2013 include the $569,000 advanced to the Company in anticipation of the Series C Preferred Stock offering. We may need to raise additional capital to bring additional products to market in the next year.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2013, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Commitments

Federal payroll taxes. The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”). A tax lien was filed against the Company in December 2009. In January of 2012 the Company made payment to the IRS for the balance due for the payroll tax liabilities. As of December 31, 2012, unpaid penalties and interest related to the payroll tax liabilities totaled $208,142. In February of 2013, the Company’s offer of Compromise was accepted by the IRS and on March 20, 2013, the Company paid the final $16,000 due under the compromise.

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount. The total of unpaid royalties as of December 31, 2012 was $803,238. As of June 30, 2013, the balance of accrued royalties is $187,500.

ITEM 2. FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	June 30, 2013	December 31, 2012

CURRENT ASSETS:
Cash	$136,307	$45,861
Accounts Receivable, net	210,339	203,967
Inventory, net	295,746	454,211
Employee Advances	31,729	11,832
Notes Receivable - Related Parties, net	-	-
Accrued Interest - Related Parties, net	-	-
Deferred Loan Costs	6,493	7,400
Deferred Compensation	292,650	309,450
Prepaid and Other Assets	79,833	11,306
Total Current Assets	1,053,097	1,044,027

LONG-TERM ASSETS:
Property and Equipment, net	-	-
Intangible Assets, net	318,944	344,459
Deferred Loan Costs	1,979	5,126
Note Receivable, net	-	-
Accrued Interest, net	-	-
Total Long-Term Assets	320,923	349,585

TOTAL ASSETS	$1,374,020	$1,393,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$206,213	$205,206
Accrued Royalties	187,500	803,238
Accrued Liabilities	80,929	263,165
Accrued Interest - Related Parties	58,927	34,054
Accrued Interest	257,167	132,018
Derivative Liabilities	1,225,776	1,336,574
Notes Payable - Related Parties	415,620	415,620
Notes Payable, net of discount	2,306,934	1,814,287
Stock Subscription Payable	571,500	6,000
Total Current Liabilities	5,310,566	5,010,162

LONG-TERM LIABILITIES
Notes Payable, net of discount	-	-
Debentures, net of discount	142,652	189,256
Total Long-Term Liabilities	142,652	189,256

TOTAL LIABILITIES	$5,453,218	$5,199,418

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $10 par value, 5,000,000 shares authorized:	-	-
51,000 designated Series A Preferred Stock, $10 par; 0 issued and outstanding	-	-
7,500 designated Series B Preferred Stock, $10 par; value: 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 78,250,752 issued and 78,246,663 outstanding as of June 30, 2013 and 68,782,470 issued and 68,778,381 outstanding as of December 31, 2012	78,251	68,782
Additional Paid-in Capital	35,846,476	35,154,736
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(39,991,886)	(39,017,285)
Total Stockholders' Equity (Deficit)	(4,079,198)	(3,805,806)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,374,020	$1,393,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$415,693	$269,813	790,417	$373,946

COST OF GOODS SOLD	229,695	193,608	444,785	311,947

GROSS PROFIT	185,998	76,205	345,632	61,999

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	446,798	367,427	974,727	1,832,369
Depreciation / Amortization	12,758	16,138	25,515	32,276
Bad Debt Expense	2,049	48,123	5,710	81,410
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(275,607)	(355,483)	(660,320)	(1,884,056)

OTHER INCOME (EXPENSES):
Gain (Loss) on Debt Settlement	(15,350)	-	151,792	(10,324)
Change in fair value of Derivative Liability	495,678	620,102	(82,128)	2,672,353
Interest Income	-	38,887	-	86,762
Interest Expense	(91,918)	(55,239)	(170,008)	(101,027)
Debt related Expense	(145,139)	(277,917)	(213,937)	(505,853)

LOSS BEFORE INCOME TAXES	(32,336)	(29,650)	(974,601)	257,855
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
NET INCOME (LOSS)	$(32,336)	$(29,650)	(974,601)	$257,855

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	(0.01)	$0.00

Weighted average number of common shares outstanding	72,703,277	63,017,092	72,993,037	60,826,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012

Cash flows from operating activities:
Net loss from continuing operations	$(974,601)	$257,855
Adjustments to reconcile net loss to net cash provided (used) in Operating activities:
Depreciation and amortization	25,515	32,276
Amortization of discounts and deferred costs	116,506	343,361
Stock issued as payment for services	166,750	-
Stock issued for debt related costs	5,882	-
Warrant expense	59,350	118,000
Non-cash debt related costs	-	55,500
Re-acquisition of distributorship	-	907,872
(Gain) loss on fair market value of derivative liabilities	82,128	(2,672,353)
Loss on debt settlement	40,350	10,324
Prepayment Expense	-	(31,638)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(6,372)	(91,251)
(Increase) decrease in inventory	158,465	(16,404)
(Increase) decrease in employee advances	(19,897)	22,341
(Increase) decrease in accrued interest receivable - related parties	-	(16,519)
(Increase) decrease in accrued interest receivable	-	(70,244)
(Increase) decrease in prepaids and other assets	(68,527)	(12,764)
Increase (decrease) in allowance for uncollectible interest	-	66,946
Increase (decrease) in accrued royalties	(615,738)	187,500
Increase (decrease) in accounts payable	1,007	35,976
Increase (decrease) in accrued liabilities	(182,236)	(81,237)
Increase (decrease) in accrued interest payable - related parties	24,873	8,152
Increase (decrease) in accrued interest payable	127,899	86,447
Net cash flows provided (used) in operating activities	(1,058,646)	(859,860)

Cash flows from investing activities:
Purchase of notes receivable - related parties	-	-
Proceeds from notes receivable - related parties	-	371,839
Net cash flows used in investing activities	-	371,839

Cash flows from financing activities:
Net change in bank overdraft	-	11,913
Proceeds from notes payable - related parties	-	315,200
Payments on notes payable - related parties	-	(21,200)
Proceeds from notes payable	739,357	391,000
Payments on notes payable	(165,025)	(560,000)
Proceeds from debentures	-	347,500
Proceeds from sale of stock	-	-
Proceeds from exercise of warrants	5,760	-
Proceeds from stock subscriptions payable	569,000	-
Net cash flows provided by financing activities	1,149,092	484,413

Increase (decrease) in cash	90,446	(3,608)

Cash and cash equivalents, beginning of period	45,861	3,608
Cash and cash equivalents, end of period	$136,307	$-

Cash paid during the period for:
Interest	$17,236	$6,428
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$414,388	$633,000
Common stock issued for services	$166,750	$-
Common stock issued for warrants	$76,988	$-
Common stock issued for debt related costs	$3,382	$1,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2013 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2012, and December 31, 2011, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2012, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries: Wound Care Innovations, LLC a Nevada limited liability company (“WCI”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable); and BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”). In June of 2013, the board of directors voted to dissolve BioPharma. All intercompany accounts and transactions have been eliminated.

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

At June 30, 2013, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding debentures and notes payable. The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input. The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

NOTE 2 – GOING CONCERN

The Company has current liabilities in excess of current assets and has a stockholders’ deficiency. The Company has had limited operations and has not been able to develop an ongoing, reliable source of revenue to fund its existence. The Company’s day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Company’s results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

Distribution Agreement

As disclosed in our Form 8-K filing on April 14, 2011, Juventas, LLC (“Juventas”) purchased the exclusive right to sell the CellerateRX powder products in North America for an ‘upfront’ non-refundable payment of $500,000. The multi-year agreement had escalating sales requirements for Juventas to retain such exclusive rights.

On November 23, 2011, the Distribution Agreement was amended and the Company and WCI issued to Juventas a Convertible Secured Promissory Note in the amount of $500,000. The Company, WCI, and certain of their affiliates also entered into a security agreement with Juventas, pursuant to which the Promissory Note was secured by all inventory of the Company and WCI (together with any proceeds of such inventory). Additionally, certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the Promissory Note (the “Guarantees” and, collectively with the Distribution Agreement, the Promissory Note, the Security Agreement and the Guarantees, the “Juventas Agreements”).

On March 20, 2012, the Company, Juventas, and certain other parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”). Under the Settlement Agreement, the Company reacquired its North American Distributions rights as well as certain sub-distribution agreements for WCI’s CellerateRX powder product and the Juventas Agreements were effectively terminated and all amounts owed and other claims thereunder were settled.

In connection with the Settlement Agreement, the Company, WCI and certain of their affiliates (collectively, the “Company Parties”) issued to Juventas a Secured Promissory Note in the principal amount of $930,000. The note was secured by all inventory of the Company Parties (together with any proceeds of such inventory), and certain affiliates of the Company entered into guaranty agreements with Juventas with respect to amounts owed under the note. In July 2012, the Company reached agreement with Juventas that upon payment of $880,000, all remaining principal of and accrued interest on the Juventas secured promissory note would be forgiven. The Company made such payment in July of 2012, at which point the note was cancelled.

SEC Complaint

On or about June 4, 2012, the United States Securities and Exchange Commission filed a Complaint against the Company and Scott A. Haire, a former officer and director of the Company, in the United States District Court for the Southern District of Florida. The Complaint alleges that from at least July through November 2009 the Company and Haire engaged in a fraudulent scheme and market manipulation involving the Company’s stock. The Complaint alleges that (a) Haire arranged to sell Company restricted stock to an FBI agent posing as the trustee of a pension fund and to pay that person a kickback for engaging in the transaction; and (b) Haire arranged to make payments to a fictitious person, putatively a broker, in exchange for the broker’s trading in company stock timed with Company press releases. The Complaint asserts claims for violations of Section 17(a) (1) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Complaint seeks (a) a declaration that the Company and Haire committed those violations; (b) an injunction against the further commission of such violations; (c) disgorgement; (d) civil money penalties; (e) an order barring Haire from participating in any offering of a penny stock; and (f) an order barring Haire from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act or that is required to file reports pursuant to Section 15(d) of the Securities Exchange Act.

The Company, separate from Mr. Haire, engaged in settlement discussions with the Securities and Exchange Commission concerning a potential settlement of the action against the Company. On September 14, 2012, the Company filed a Consent of Defendant with the SEC. On January 15, 2013, The Company received a final judgment resolving claims against the Company, delivered by the United States District Court for the Southern District of Florida. Under the judgment, the Company paid a civil penalty of $20,000 and has been permanently enjoined from violations of Section 18(a) of the Securities Act and Section 10(b) of the Securities Exchange Act involving the payment of undisclosed compensation to investment advisors, managers, trustees, or any associated person thereof or the manipulation of the price or volume of any security.

Litigation

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc., and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code. Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which we believe is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI. While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

Forbearance Agreement

On July 13, 2012, Tonaquint, Inc., (“Tonaquint”) filed suit against the Company and certain of its affiliates in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000 (the “Note”). The suit alleges, among other things, a failure of the Company to make certain payments and to honor a conversion notice delivered pursuant to the Note. On August 17, 2012, Tonaquint and the Company entered into a forbearance agreement, pursuant to which Tonaquint agreed:

(i)	To refrain from exercising its rights under the Note through October 16, 2012, which date can, at the Company’s option, be extended for two consecutive periods of 30 days each,
(ii)	To convert $20,000 in principal amount owed under the Note into shares of the Company’s Common Stock, the number of such shares to be determined as set forth in the Forbearance Agreement; and
(iii)
To accept as payment in full of the Note (in conjunction with the issuance of the Conversion Shares) a cash payment of $200,000 on or before October 16, 2012 (as such date may be extended at the Company’s option).

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal. An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion. On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012. On November 6, 2012, the Company paid $5,000 and issued 68,531 shares of common stock to extend the Forbearance Period to December 15, 2012. In January of 2013 the Company issued 74,993 shares of Common Stock according to the terms of the Forbearance agreement. Seven additional payments of $5,000 each were made on December 6, 2012, January 10, March 13, April 17, May 15, June 14, and July 15, 2013, to extend the Forbearance Period to August 15, 2013. The July 15 and August 15 extensions also required the issuance of Common Stock valued at $2,500. As of June 30, 2013 the Company has recorded stock subscriptions payable in the amount of $2,500 related to the July 15 extension. As of the date of this filing the Company has issued the 102,459 shares of Common Stock required by the July 15 and August 15 extensions.

Federal Payroll Tax Settlement Negotiation

The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”). A tax lien was filed against the Company in December 2009. In January of 2012 the Company made payment to the IRS for the balance due for the payroll tax liabilities. As of December 31, 2012, unpaid penalties and interest related to the payroll tax liabilities totaled $208,142. In February of 2013, the Company’s offer of Compromise was accepted by the IRS and on March 20, 2013, the Company paid the final $16,000 due under the compromise.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – Related Party

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of June 30, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued interest

Secure eHealth	Secure eHealth was a 100% owned subsidiary of the Company until December 2011. Scott Haire, former CFO of Wound Management, is the managing member of Secure eHealth.	Unsecured line of credit with interest accrued at rate of 1% per annum, due on demand.	$293,233	$2,232

Commercial Holding, AG	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at rate of 10% per annum, due on demand.	200,000	33,667

	Allowance for Doubtful Accounts		(493,233)	(35,899)

TOTAL			$0	$0

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of June 30, 2013:

Note receivable	Terms of the agreement	Principal amount	Accrued interest

Private Access	Convertible note receivable which accrues interest at 9% per annum, maturity date of July 31, 2013.	$1,500,000	$548,048
	Allowance for Doubtful Accounts	(1,500,000)	(548,048)
Total		$0	$0

The Private Access Note is with an unrelated company and the loan of $1,500,000 accrues interest at 9% per annum from the day of purchase to the maturity date of July 31, 2013. As of June 30, 2013, the Company has accrued $548,048 of interest and has established an allowance for this same amount. The Company originally acquired the Note in February of 2010 from VHGI Holdings, Inc. (“VHGI”), a Delaware corporation. The Company acquired all rights, title and interest in the Private Access Note, including the right to serve as collateral agent for the collateral pledged as security by Private Access, to the Company. Under the terms of the Security Agreement dated August 3, 2009, which was assigned to the Company by VHGI, the Company, along with other investors, holds pro rata security interests in all property of Private Access, Inc., including its intellectual property. On August 1, 2013, the Company consented to extend the maturity date of the secured convertible promissory note obligations to February 1, 2014.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz Jr. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of June 30, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued interest

Lutz Investments, LP	Mr. Lutz is the CEO of the Company	Convertible note payable due March 31, 2012. The note is convertible at $0.19 per share. As of June 30, 2013, the note has not been converted and is past due.	$200,000	$23,165

Dr. Philip J. Rubinfeld	Mr. Rubinfeld is a member of the Board of Directors	See “Third Quarter 2012 Secured Subordinated Promissory Notes” As of June 30, 2013, $100,000 of this note remains due.	100,000	15,483

Araldo A. Cossutta	Mr. Cossutta is a member of the Board of Directors	See “Third Quarter 2012 Secured Subordinated Promissory Notes” As of June 30, 2013, $75,000 of this note remains due.	75,000	11,612

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	8,667

Total			$415,620	$58,927

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of June 30, 2013:

Note payable	Terms of the agreement	Principal amount	Discount	Principal net of discount	Accrued interest

March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 3 “Significant Transactions -"Litigation)	$223,500	-	$223,500	$44,147

Purchase Order Financing Agreement	$50,000 note payable; (i) interest accrues at 10% per annum; (ii) proceeds used to purchase inventory; (iii) lender will be reimbursed $25 per gram as the inventory is sold. As of June 30, 2013 the lender is due $40,500 of sales proceeds.	38,822	-	38,822	2,797

Third Quarter 2012 Secured Subordinated Promissory Notes
Seventeen notes (including two with related parties mentioned above) in the original aggregate principal amount of $1,055,000; (i) 5% interest due on maturity date; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the Company shall pay to the note holders, on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full. As of June 30, sixteen of these notes remain due in the aggregate principal amount of $1,035,000, of which thirteen are with unrelated parties. Additionally, $78,980 of surgical sales proceeds have not been remitted to the note holders.
		860,000	-	860,000	133,154

September 19, 2012 Promissory Note	$20,000 note payable; (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) warrant to purchase 20,000 shares of common stock at an exercise price of $0.15 per share to be issued upon default. As of December 31, 2012 this note was not paid and the 20,000 warrants were issued to the note holder. As of June 30, 2013, the $20,000 balance is past due.	20,000	-	20,000	1,562

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of June 30, 2013, this note is past due.	51,300	-	51,300	5,180

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
		200,000	-	200,000	-

March 2012 Convertible Notes	Three convertible notes in the principal amount of $25,000, $50,000 and $100,000 respectively; (i) issued between March 3 and March 22, 2012; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates between March 31 and June 30, 2012. As of the date of this filing these notes are past due.	175,000	-	175,000	18,699

Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this filing the April 3 note is past due.	25,000	-	25,000	2,760

May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10%; (i) maturity date one year from the effective date (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid within the first 90 days.	102,673	(50,718)	51,955	2,750

February 19, 2013 Convertible Notes	Two $250,000 promissory notes; (i) due upon the Company’s achievement of certain revenue targets; (ii) interest accrues at 10% per annum (iii) convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $.07 per share, or into an equivalent number of shares of the Company’s Series C Preferred Stock.	500,000	-	500,000	18,082

May 13, 2013 Promissory Note	Note in the principal amount of up to $142,000; (i) interest accrues at 10% per annum; (ii) proceeds used to purchase inventory; (iii) maturity date of May 13, 2015; (iv) lender will be reimbursed all net revenues collected on inventory purchased with note proceeds on a monthly basis until the note is paid in full.	71,357	-	71,357	874

June 19, 2013 Promissory Note	$50,000 note payable; (i) interest accrues at 9% per annum; (ii) the principal is due and payable as follows: (a) $5,000 each on August 19, 2013 and September 19, 2013; and (b) $10,000 on October 19 and November 19, 2013 and (c) $20,000 on December 19, 2013, the maturity date; (iii) the Company will issue to Lender a five-year warrant to purchase a total of 225,000 shares of common Stock at a price of $0.09 per share. Additionally, the Company will issue warrants to purchase 375,000 common shares at $0.09 exercisable only upon an event of default.	50,000	-	50,000	150

June 24, 2013 Promissory Note	$40,000 note payable; (i) interest accrues at 10% per annum; (ii) the principal is due and payable as follows: (a) $5,000 each on July 25, 2013 and August 25, 2013; and (b) $10,000 each on September 25, 2013, October 25, 2013, November 25, 2013(the maturity date); (iii) the Company will issue to Lender a five-year warrant to purchase a total of 175,000 shares of common Stock at a price of $0.09 per share.	40,000	-	40,000	78

Total		$2,357,652	$(50,718)	$2,306,934	$230,233

2010 Debentures

On March 30, 2010, the Company entered into a Securities Purchase Agreement and issued Debentures in the aggregate principal amount of $695,000. The debentures accrued interest at 6% per annum and could be converted into Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion. In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which was amortized over the term of the debt. In addition, debt issuance costs of $102,850 were deferred and amortized over the term of the debt. In April of 2012, 4 million shares of common stock were issued to Commercial Holding, AG, a related party and holder of the debentures, in conversion of the $695,000 of debentures and all remaining accrued interest payable.

2012 Debentures

On March 27, 2012, the Company entered into a Securities Purchase Agreement and sold $400,000 of convertible debentures with a maturity date of March 27, 2015, to an unrelated party for $360,000. The Debentures, which accrue interest at 6% per annum, may be converted into Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion. The Securities Purchasae Agreement includes restricitons to prevent conversion should it result in the debenture holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock. Additionally, the Securities Purchase Agreement entitled the purchaser to 200,000 shares of Common Stock

In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $171,429 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the debt. Additionally, a discount of $35,676 was allocated to 200,000 shares of Common Stock based on the relative fair market value of the stock and convertible debt at the time of the agreement.

In the fourth quarter of 2012, the debenture holder elected to convert a total of $50,000 in principal into 1,387,754 shares of Common Stock. In 2013 the holder converted a total $125,000 of principal into 3,535,352 shares of Common Stock. A pro rata share of the discount associated with the debentures was expensed with each issuance of Common Stock.

The unamortized discount balance of the debentures outstanding at June 30, 2013 is $78,396 for a total debenture balance, net of discount, of $142,652. In addition, total debt issuance costs of $115,350 have been deferred and are being amortized over the term of the debt. The unamortized balance of deferred loan costs and accrued interest payable at June 30, 2013 is $4,653 and $26,934, respectively.

NOTE 6 – INTANGIBLE ASSETS

Marketing Contacts

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma had entered into a 50% joint venture with A&Z Pharmaceutical, LLC (“A&Z”), a privately held wholesale distibutor of pharmaceuticals, to form Pharma Technology International, LLC (“Pharma Tech”). Pharma Tech entered into a Distribution Agreement with WCI (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products through existing A&Z distribution channels. The agreement covered 20 countries throughout the Middle East and Northern Africa and required Pharma Tech to sell a minimum of $500,000 of the products each year of the five year agreement to maintain the exclusive right to sell the WCI products.

According to ASC Topic No. 805-20-55-27, a customer relationship acquired in a business combination that does not arise from a contract may be an identifiable asset separate from goodwill. The Company determined the value of the marketing contacts using Level 3 inputs to our valuation methodology. Using an undiscounted cash flow analysis based on sales projections from the Distribution Agreement adjusted for the associated costs, the Company recorded an intangile asset in the amount of $4,187,815 or approximately $.93 per common share issued on the acquisition date. According to the guidance in ASC Topic No. 805-20-25-1, identifiable assets should be recognized separately from goodwill. As part of the BioPharma acquisition, the formula for a shingles-based product was obtained which is only at the idea stage and no determination has been made as to whether the formula can be developed cost effectively into a product, and as a result no value was assigned to this formula.

Based on the guidance in ASC Topic No. 805 the BioPharma transaction was accounted for as a business combination and the financial statements of BioPharma were consolidated with those of the Company.

In August of 2012, WCI terminated the Distribution Agreement due to Pharma Tech’s failure to sell a minimum of $500,000 of product. As a result, the Company impaired the remaining $27,044 balance of the intangible asset.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from Resorbable Orthopedic Products, LLC, a New Jersey limited liability company (“Resorbable NJ”) in exchange for 500,000 shares of Common Stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent. Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability. The intangible asset is being amortized over an estimated ten year useful life. The amount amortized for the period ended June 30, 2013 was $25,515. The balance of the intangible asset, net of accumulated amortization, was $318,944 as of June 30, 2013.

Upon closing of the asset sale by Resorbable NJ, the managers of this New Jersey limited liability company abandoned the name “Resorbable Orthopedic Products, LLC.” RSI-ACQ Acquisition, LLC, a Texas limited liability company owned by the Company and formed on August 24, 2009, assumed the name of “Resorbable Orthopedic Products, LLC” in Texas.

The activity for the intangible accounts is summarized below:

	June 30, 2013	December 31, 2012

Patent	$510,310	$510,310
Accumulated amortization	(191,366)	(165,851)
Patent, net of accumulated amortization	318,944	344,459

Marketing contacts	0	4,187,815
Accumulated Amortization	0	(4,187,815)
Marketing contacts, net of accumulated amortization	0	0

Total intangibles, net of accumulated amortization	$318,944	$344,459

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of May 2008, all shares of Series A Preferred Stock of the Company were converted into shares of Common Stock. There are currently 5,000,000 shares of Preferred Stock authorized, with no shares of Series A Preferred Stock currently issued or outstanding.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State designating 75,000 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Preferred Stock”). The Series B Preferred Stock ranks senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution. Each of the Series B Shares is convertible at the option of the holder into shares of Common Stock as provided in the Certificate. There are currently no shares of Series B Preferred Stock issued or outstanding.

It is the Company’s intention to initiate an offering (the “Series C Offering”) of a new Series C Preferred Stock (“Series C Preferred”) during the third quarter of 2013. In anticipation of the Series C Offering, the Company has received advance subscriptions in the amount of $569,000 from outside investors, which amounts are reflected as a Stock Subscription Payable under Current Liabilities on the Company’s balance sheet. If the Series C Offering is not consummated, the Company will be obligated to return the advanced funds.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.001 per share. These shares have full voting rights. As of June 30, 2013, there were 78,250,752 shares of Common Stock issued and 78,246,663 shares outstanding. At December 31, 2012, there were 68,782,470 shares of Common Stock issued and 68,778,381 shares outstanding. The Company holds 4,089 shares as treasury stock.

In January of 2013, $5,760 was received and 240,000 shares of common stock were issued in an exercise of warrants.

On January 30, 2013, 74,993 shares of stock were issued according to the terms of the Forbearance Agreement related to the June 21, 2011 Note Payable (see Note 3 "Significant Transaction - Forbearance Agreement").

On February 4, 2013, 400,000 shares of common stock were issued in conversion of $9,688 of the May 30, 2012 Convertible Note and on February 19, 2013, 1,587,301 shares were issued in conversion of $50,000 of debentures. The Company issued an additional 500,000 shares of common stock to a consultant on February 21, 2013, according to the terms of the engagement agreement.

In February of 2013, 400,000 shares of common stock were issued in conversion of $12,880 of the May 30, 2012 Convertible Note. The Company also issued 500,000 shares of common stock to a consultant according to the terms of the engagement agreement.

On April 2, 2013, the Company issued 350,000 shares of common stock in conversion of $13,802 of principal and interest on the May 30, 2012 Convertible Note. On April 4, 2013, the Company issued a total of 800,000 shares of common stock to two consultants according to the terms of their engagement agreements.

On May 13, 2013, the Company issued 288,603 shares of common stock in conversion of $12,525 of principal and interest on the May 30, 2012 Convertible Note. On May 8, 2013, the Company issued 1,948,051 shares of common stock in conversion of $75,000 of principal of the 2012 Debentures and 500,000 shares of common stock to a consultant according to the terms of the engagement agreement.

On June 4, 2013, the Company issued 1,029,334 shares of common stock in the cashless exercise of 1,299,769 stock purchase warrants and 500,000 shares of common stock to a consultant according to the terms of the engagement agreement. On June 24, 2013, the Company also issued 350,000 shares of common stock in conversion of $15,027 of principal of unrelated party debt.

Warrants

A summary of the status of the warrants granted for the three month period ended June 30, 2013, and for the year ended December 31, 2012, and changes during the periods then ended is presented below:

For the Year Ended December 31, 2012			For the Six Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price

Outstanding at beginning of period	8,938,668	$0.82	Outstanding at beginning of period	17,143,468	$0.50
Granted	8,364,800	0.18	Granted	900,000	0.09
Exercised	160,000	0.10	Exercised	1,539,769	0.02
Forfeited	-	-	Forfeited	475,000	0.10
Expired	-	-	Expired	375,000	1.00
Outstanding at end of period	17,143,468	$0.50	Outstanding at end of period	15,653,699	$0.39

	As of June 30, 2013			As of June 30, 2013
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.075	350,000	4.5	0.075	350,000	0.075
0.09	1,125,000	4.9	0.09	750,000	0.09
0.15	6,514,800	4.2	0.15	4,764,800	0.15
0.25	120,000	2.3	0.25	120,000	0.25
0.40	1,299,999	1.7	0.40	1,299,999	0.40
0.50	2,614,450	0.9	0.50	2,614,450	0.50
0.60	975,000	3.7	0.60	975,000	0.60
0.75	120,000	2.3	0.75	120,000	0.75
1.00	2,534,450	0.9	1.00	2,534,450	1.00
$0.075 - 1.00	15,653,699	2.9	$0.39	13,528,699	$0.43

NOTE 8 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements. These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012, to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues shares of Common Stock or Common Stock equivalents at a price less than the exercise price. As of June 30, 2013, the Company had outstanding warrants entitling the holders to purchase 15,653,699 shares of Common Stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders. These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Common Stock. In accordance with ASC Topic No. 470-20-25-4, the Company recorded the intrinsic value of the embedded beneficial conversion feature present in the convertible instruments by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital. As of June 30, 2013, the Company had outstanding convertible debt in the principal amount of $802,673 and outstanding convertible debentures in the principal amount of $225,000.

As of June 30, 2013 and December 31, 2012, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding debentures and convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments did not qualify for equity classification. Accordingly, the warrants and beneficial conversion features are treated as derivative liabilities and are carried at fair value.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%

Expected volatility	283.86% to 549.88%

Risk free interest rate	.31% to 1.41%

Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the year ended December 31, 2012 and the six months ended June 30, 2013:

Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	3,461,614
Change in Fair Value of Beneficial Conversion Derivative Liability	879,514
Change in Fair Value of Debenture Derivative Liability	309,933
Adjustments to Warrant Derivative Liability	(1,245,647)
Adjustment to Beneficial Conversion Derivative Liability	164,657
Adjustment to Debenture Derivative Liability	510,880
Balance, December 31, 2012	(1,336,574)
Change in Fair Value of Warrant Derivative Liability	(308,449)
Change in Fair Value of Beneficial Conversion Derivative Liability	90,421
Change in Fair Value of Debenture Derivative Liability	73,607
Adjustments to Warrant Derivative Liability	81,573
Adjustment to Beneficial Conversion Derivative Liability	(494)
Adjustment to Debenture Derivative Liability	174,140
Balance, June 30, 2013	(1,225,776)

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2013, the Company executed two settlement agreements with Caesar Capital Group, LLC and ARRG Corp., related to convertible promissory notes executed on June 9, 2011, and subsequently assigned to Secure eHealth, LLC as part of an Assignment and Assumption agreement dated December 29, 2011. Secure eHealth, LLC was a subsidiary of the Company until December 29, 2011, at which point it was sold to HEB, LLC and Commercial Holding AG, LLC as part of a membership purchase agreement. According to the terms of the July 16, 2013 settlement agreements the Company has established two $45,000 notes payable: one to Caesar Capital Group, LLC and one to ARRG Corp. The notes, which mature April 14, 2014, accrue interest at 8% per annum and are convertible 180 days after the issue date at a price per share equal to 80% of the fair market value of common stock. In consideration for the notes, Caesar Capital LLC and ARRG Corp., fully and forever release, discharge and acquit the Company from and against any and all claims pertaining to the June 9, 2011 note agreements and December 29, 2011 Assignment and Assumption agreement.

In July of 2013, the Company issued 100,000 shares of common stock to a consultant according to the terms of the engagement agreement and 304,361 shares were issued in conversion of $13,848 of unrelated party debt. The Company issued 102,459 shares of common stock to Tonaquint as part of the extension agreements (see Note 3 “Significant Transactions”). Additionally, the Company issued a total of 250,000 shares of common stock to four sales representatives as part of a sales incentive program.

On July 25, 2013, the Company made the $5,000 principal payment plus accrued interest due on the June 24, 2013 Promissory Note.

On August 1, 2013, the Company, acting as collateral agent under the terms of the Private Access Note agreement (see Note 4 “Notes Receivable”), consented to extend the maturity date of the secured convertible promissory note obligations, including the Company’s own $1,500,000 note receivable issued by Private Access, to February 1, 2014.

On August 2, 2013, the Company received an additional $66,804 in funding on the May 13, 2013 Promissory Note.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items mentioned above there are no events to disclose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $255,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim and have asserted a counter claim that the transaction described in the Plaintiff’s original petition is usurious in violation of the provisions of the Texas Finance Code. Furthermore, we have filed an action for recovery of damages related to a note previously executed by the Company and Ken Link, which we believe is also usurious under the Texas Finance Code. We further claim that the Plaintiff, who placed $223,500 of orders in 2011, is in breach of a Distribution Agreement with WCI. While we believe the claims made against the Company are without merit, and will vigorously defend against them, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or results of operations.

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

On August 21, 2012, the Company issued to Tonaquint, pursuant to the forbearance agreement, 166,667 shares of Common Stock in conversion of $20,000 of note principal. An additional 43,382 shares of Common Stock were issued on October 20, 2012, also in relation to the $20,000 conversion. On October 8, 2012, the Company paid Tonaquint $5,000 to extend the Forbearance Period to November 15, 2012. On November 6, 2012, the Company paid $5,000 and issued 68,531 shares of common stock to extend the Forbearance Period to December 15, 2012. Seven additional payments of $5,000 each were made on December 6, 2012, January 10, March 13, April 17, May 15, June 14, and July 15, 2013, to extend the Forbearance Period to August 15, 2013. The July 15 and August 15 extensions also required the issuance of Common Stock valued at $2,500. As of June 30, 2013, the Company has recorded stock subscriptions payable in the amount of $2,500 related to the July 15 extension. As of the date of this filing the Company has issued the 102,459 shares of Common Stock required by the July 15 and August 15 extensions.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended June 30, 2013. The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended June 30, 2013.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial Statements” filed herewith:

In January of 2013, $5,760 was received and 240,000 shares of common stock were issued in an exercise of warrants.

On January 30, 2013, 74,993 shares of stock were issued according to the terms of the Forbearance agreement related to the June 21, 2011 Note Payable (see Note 3 "Significant Transaction - Forbearance Agreement").

On February 4, 2013, 400,000 shares of common stock were issued in conversion of $9,688 of the May 30, 2012 Convertible Note and on February 19, 2013, 1,587,301 shares were issued in conversion of $50,000 of debentures. The Company issued an additional 500,000 shares of common stock to a consultant on February 21, 2013, according to the terms of the engagement agreement.

In February of 2013 400,000 shares of common stock were issued in conversion of $12,880 of the May 30, 2012 Convertible Note. The Company also issued 500,000 shares of common stock to a consultant according to the terms of the engagement agreement.

On April 2, 2013, the Company issued 350,000 shares of common stock in conversion of $13,802 of principal and interest on the May 30, 2012 Convertible Note. On April 4, 2013, the Company issued a total of 800,000 shares of common stock to two consultants according to the terms of their engagement agreements.

On May 13, 2013, the Company issued 288,603 shares of common stock in conversion of $12,525 of principal and interest on the May 30, 2012 Convertible Note. On May 8, 2013, the Company issued 1,948,051 shares of common stock in conversion of $75,000 of principal of the 2012 Debentures and 500,000 shares of common stock to a consultant according to the terms of the engagement agreement.

On June 4, 2013, the Company issued 1,029,334 shares of common stock in the cashless exercise of 1,299,769 stock purchase warrants and 500,000 shares of common stock to a consultant according to the terms of the engagement agreement. On June 24, 2013, the Company also issued 350,000 shares of common stock in conversion of $15,027 of principal of unrelated party debt.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

●   The following documents are filed as part of this Report:

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

10.1
Manufacturer Exclusive Distributor Agreement dated as of June 21, 2013 by and between Wound Care Innovations, LLC and Academy Medical, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013)

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: August 12, 2013	By:	/S/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board,
Chief Executive Officer and President