Form 10-Q/A
period 2013-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2013-08-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Wound Management Technologies, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on August 12, 2013, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  As permitted by rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data file on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: August 13, 2013	By:	/S/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board,
Chief Executive Officer and President