Form 10-Q
period 2013-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2013-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 8, 2013, 85,564,558 shares of the Issuer's $.001 par value common stock were issued and 85,560,469 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2013

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

The following discussion and analysis of our financial condition is as of September 30, 2013.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2012.

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

The Company is also pursuing additional product lines through its subsidiary, Resorbable Orthopedic Products, LLC. In September 2009, ROP acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  The Company is currently working on the 510k submission for the resorbable orthopedic hemostat. In 2011, the Company executed a development and license agreement with BioStructures, LLC to develop products in the field of bone remodeling, based on ROP’s patent for use in the human skeletal system.  This license agreement excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (resorbable bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications. The Company will begin receiving royalties under this agreement at year end 2013 and royalties will continue for the life of the patent which expires in 2023.

Management Letter

Wound Management Technologies is pleased to report continued sales growth with year to date revenues of $1,263,170 up 72% from $734,191 in 2012 and 3rd quarter revenues of $472,753, up 31% from 2012 3rd quarter revenues of $360,245. Our relationship with WellDyne has continued to strengthen culminating in the formalization of a three-year Marketing Services and Shipping Agreement for the CellerateRX wound care and surgical product lines. Together we are exploring those and other new marketing programs and segments for our products.

We announced the expansion of our Agreement with Academy Medical which adds our CellerateRX surgical products to the products they are representing. This raises their annual purchase quotas in year one to over $1.1 million and to over $5.8 million by year five. Academy Medical has received FSS numbers for our products and is aggressively pursuing marketing to the VA, federal prisons and Indian Health sectors.

These activities contributed to the October 15, 2013 letter of intent from Brookhaven Medical, Inc. to acquire the Company. As we have announced, the letter of intent, which outlines the primary terms of the merger of Wound Management into Brookhaven, has been approved by the board of directors of both companies and the parties are now working on a formal agreement for a merger which is anticipated to close in the first half of 2014.

Brookhaven has also entered into two funding agreements with the Company to help us retire existing debt and to provide working capital for better execution of our strategic growth plan. This has enabled us to expand our executive management team in operations, sales and marketing. We are now working on updating and strengthening our strategic plan and look forward to sharing new activities and successes with you in the near future.

Results of Operations

For the three and nine months ended September 30, 2013, compared with the three and nine months ended September 30, 2012:

Revenues.  The Company generated revenues for the three months ended September 30, 2013, of $472,753, as compared to revenues of $360,245 for the three months ended September 30, 2012, or 31% increase in revenues. The Company generated revenues for the nine months ended September 30, 2013, of $1,263,170, as compared to revenues of $734,191 for the nine months ended September 30, 2012, or 72% increase in revenues. The increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers and the successful launch of the CellerateRX Surgical powder product.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2013, was $238,737, as compared to costs of goods sold of $209,423 for the three months ended September 30, 2012, or a 14% increase. Cost of goods sold for the nine months ended September 30, 2013, was $683,522, as compared to costs of goods sold of $521,369 for the nine months ended September 30, 2012, or a 31% increase. The increase in cost of goods sold is the result of increased sales.

General and administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2013, were $545,575, as compared to G&A expenses of $1,183,580 for the three months ended September 30, 2012, or a 54% decrease in G&A expenses. G&A expenses for the nine months ended September 30, 2013, were $1,520,302, as compared to G&A expenses of $3,015,949 for the nine months ended September 30, 2012, or a 50% decrease in G&A expenses. The G&A expenses for 2012 included the cost of reacquiring distributorship rights from Juventas, LLC and reorganizing the Company’s sales force.

Bad debt expense.  Bad debt expense for the three months ended September 30, 2013, was $7,106 as compared to $783,239 for the three months ended September 30, 2012, or a 99% decrease in bad debt expense. Bad debt expense for the nine months ended September 30, 2013, was $12,816 as compared to $864,649 for the nine months ended September 30, 2012, or a decrease of 99%.  In 2012 the Company incurred bad debt expense related to the accrued interest receivable on several notes receivable.  The bad debt expense recorded in 2013 is significantly lower because it relates only to uncollectible customer accounts receivable.

Interest income.  The Company did not record any interest income for the three and nine months ended September 30, 2013, as compared to $39,888 and $126,650 for the three and nine months ended September 30, 2012.  The Company has stopped accruing interest on notes receivable on which the collectability is highly questionable and has focused its resources on the development of new sales strategies and product lines.

Interest expense.  Interest expense was $94,608 for the three months ended September 30, 2013, as compared to $74,270 for the three months ended September 30, 2012, or an increase of 27%.  Interest expense was $264,616 for the nine months ended September 30, 2013, as compared to $175,297 for the nine months ended September 30, 2012, or an increase of 51%. Interest expense increased in 2013 as the Company decreased its reliance on complex financing agreements which included equity compensation in favor of agreements with traditional interest terms.

Debt related expense.  Debt related expense was $401,755 for the three months ended September 30, 2013, as compared to $214,867 for the three months ended September 30, 2012, or an 87% increase.  Debt related expense was $463,900 for the nine months ended September 30, 2013, as compared to $731,044 for the nine months ended September 30, 2012, or a 37% decrease. Debt related expenses have decreased overall in 2013 as the Company reduces the amount of equity compensation included in financing agreements.

Net income/loss. We had a net loss for the three months ended September 30, 2013 of $1,687,496, as compared to a net loss of $1,397,869 for the three months ended September 30, 2012. We had a net loss of $2,662,187 for the nine months ended September 30, 2013 as compared to a net loss of $1,140,014 for the nine months ended September 30, 2012.  In the first nine months of 2012, the Company recorded a significant gain on the change in fair market values of its derivative liabilities of approximately $3,355,868 which offset operating expenses resulting in net income for the period.  In the first nine months of 2013, the Company successfully increased revenues and controlled operating costs, but recorded a loss on derivative liabilities of $941,928.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $875,580, including cash of $131,221 and inventories of $459,034.  As of December 31, 2012, our current assets of $1,044,027 included cash of $45,861 and inventories of $454,211.

As of September 30, 2013, we had total current liabilities of $6,563,444 including $2,889,785 of notes payable to related and unrelated parties and $569,000 advanced to the Company in anticipation of the Series C Preferred Stock offering. Our current liabilities also include $281,250 of current year royalties payable and other accrued liabilities consisting of commissions and payroll of $64,189.  As of December 31, 2012, our current liabilities of $5,010,162 included $2,229,907 of related and unrelated notes payable and prior year accrued royalties payable of $803,238.  These royalties were paid in full during the first six months of 2013.  Our current liabilities as of December 31, 2012 also included accrued commissions of $54,925 and accrued payroll tax and penalties of $208,142.  In February of 2013, the Company’s offer of Compromise was accepted by the IRS and on March 20, 2013, the Company paid the final $16,000 due under the compromise.

As of September 30, 2013, our current liabilities also included derivative liabilities of $2,153,795 compared to derivative liabilities of $1,336,574 at December 31, 2012.   At September 30, 2013, our derivative liabilities consisted of 16,925,743 outstanding stock purchase warrants and convertible promissory notes and debentures in the total amount of $625,600.  At December 31, 2012, our derivative liabilities consisted of 12,099,968 outstanding stock purchase warrants and convertible promissory notes and debentures in the total amount of $823,645.

For the nine months ended September 30, 2013, net cash used in operating activities was $1,185,125 compared to $1,300,221 used in the first nine months of 2012.

We had no cash used in or provided by investing activities in the nine months ended September 30, 2013 compared to $369,779 provided by investing activities in the nine months ended September 30, 2012.

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $1,270,485 for the nine months ended September 30, 2013, and $946,248 for the nine months ended September 30, 2012.  The financing activities in 2013 include the $569,000 advanced to the Company in anticipation of the Series C Preferred Stock offering.  We may need to raise additional capital to bring additional products to market in the next year.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2013, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Royalty agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2012 was $803,238. These prior year royalties were paid in full during the first six months of 2013. As of September 30, 2013, the balance of accrued royalties for the current year is $281,250.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	September 30, 2013	December 31, 2012

CURRENT ASSETS:
Cash	$131,221	$45,861
Accounts Receivable, net	137,121	203,967
Inventory, net	459,034	454,211
Employee Advances	43,729	11,832
Deferred Loan Costs	5,794	7,400
Deferred Compensation	83,100	309,450
Prepaid and Other Assets	15,581	11,306
Total Current Assets	875,580	1,044,027

LONG-TERM ASSETS:
Intangible Assets, net ($204,124, $165,851)	306,186	344,459
Deferred Loan Costs	423	5,126
Total Long-Term Assets	306,609	349,585

TOTAL ASSETS	$1,182,189	$1,393,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$201,057	$205,206
Accrued Royalties	281,250	803,238
Accrued Liabilities	64,189	263,165
Accrued Interest - Related Parties	72,615	34,054
Accrued Interest	331,753	132,018
Derivative Liabilities	2,153,795	1,336,574
Notes Payable - Related Parties	415,620	415,620
Notes Payable, net of discount ($59,807, $18,005)	2,474,165	1,814,287
Stock Subscription Payable	569,000	6,000
Total Current Liabilities	6,563,444	5,010,162

LONG-TERM LIABILITIES
Debentures, net of discount ($46,945, $160,744)	103,055	189,256
Total Long-Term Liabilities	103,055	189,256

TOTAL LIABILITIES	6,666,499	5,199,418

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Series B Preferred Stock, $10 par value, 75,000 shares authorized; 0 issued and outstanding	-	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 82,548,991 Issued and 82,544,902 outstanding as of September 30, 2013 and 68,782,470 issued and 68,778,381 outstanding as of December 31, 2012.	82,549	68,782
Additional Paid-in Capital	36,124,652	35,154,736
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(41,679,472)	(39,017,285)
Total Stockholders' Equity (Deficit)	(5,484,310)	(3,805,806)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,182,189	$1,393,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES	$472,753	$360,245	1,263,170	$734,191

COST OF GOODS SOLD	238,737	209,423	683,522	521,369

GROSS PROFIT	234,016	150,822	579,648	212,822

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	545,575	1,183,580	1,520,302	3,015,949
Depreciation / Amortization	12,758	16,138	38,273	48,415
Bad Debt Expense	7,106	783,239	12,816	864,649
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(331,423)	(1,832,135)	(991,743)	(3,716,191)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liability	(859,710)	683,515	(941,928)	3,355,868
Interest Income	-	39,888	-	126,650
Interest Expense	(94,608)	(74,270)	(264,616)	(175,297)
Debt related Expense	(401,755)	(214,867)	(463,900)	(731,044)

NET INCOME (LOSS)	$(1,687,496)	$(1,397,869)	(2,662,187)	$(1,140,014)

Basic and diluted loss per share of common stock	$(0.02)	$(0.02)	(0.04)	$(0.02)

Weighted average number of common shares outstanding	80,321,828	63,576,004	75,462,813	61,749,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,662,187)	$(1,140,014)
Adjustments to reconcile net loss to net cash provided (used) in
Operating activities:
Depreciation and amortization	38,273	48,413
Amortization of discounts and deferred costs	183,765	386,721
Stock and warrants issued as payment for services	203,500	143,900
Warrant Expense	376,550	705,537
Re-acquisition of distributorship	-	907,872
(Gain) loss on fair market value of derivative liabilities	941,928	(3,355,868)
Increase (decrease) in allowance for uncollectible notes receivable	-	493,233
Non-cash debt related costs	146,962	(18,560)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	66,846	(149,409)
(Increase) decrease in inventory	(4,823)	(273,308)
(Increase) decrease in employee advances	(31,897)	20,733
(Increase) decrease in accrued interest receivable - related parties	-	(22,378)
(Increase) decrease in accrued interest receivable	-	(104,272)
(Increase) decrease in prepaids and other assets	(4,275)	(17,247)
(Increase) decrease in deferred compensation	41,550	309,450
Increase (decrease) in allowance for uncollectible interest	-	131,011
Increase (decrease) in accrued royalties	(521,988)	281,250
Increase (decrease) in accounts payable	(4,149)	255,914
Increase (decrease) in accrued liabilities	(198,976)	(71,238)
Increase (decrease) in accrued interest payable - related parties	38,561	12,964
Increase (decrease) in accrued interest payable	205,235	155,075
Net cash flows provided (used) in operating activities	(1,185,125)	(1,300,221)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,060)
Proceeds from notes receivable - related parties	-	371,839
Net cash flows used in investing activities	-	369,779

Cash flows from financing activities:
Proceeds from notes payable - related parties	-	315,200
Payments on notes payable - related parties	-	(26,200)
Proceeds from notes payable	891,160	1,774,500
Payments on notes payable	(195,435)	(1,480,000)
Proceeds from debentures	-	347,500
Proceeds from sale of stock	-	15,248
Proceeds from exercise of warrants	5,760	-
Proceeds from stock subscriptions payable	569,000	-
Net cash flows provided by financing activities	1,270,485	946,248

Increase (decrease) in cash	85,360	15,806

Cash and cash equivalents, beginning of period	45,861	3,608
Cash and cash equivalents, end of period	$131,221	$19,414

Cash paid during the period for:
Interest	$20,821	$7,258
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for debt conversion	$301,145	$678,000
Derivative Liability reduced by stock issuance for debt conversion	$342,987	$723,923
Derivative Liability reduced by stock issuance for warrant exercise	$74,188	-
Common stock issued for debt related costs	$5,500	$1,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2013 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2012, and December 31, 2011, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2012, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At September 30, 2013, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the conversion features of certain outstanding debentures and notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

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

NOTE 3 - SIGNIFICANT TRANSACTIONS

Forbearance Agreement

On August 17, 2012, Tonaquint, Inc., (“Tonaquint”) and the Company entered into a forbearance agreement in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000 (the “Note”). Tonaquint agreed to convert $20,000 in principal amount owed under the Note into shares of the Company’s Common Stock and to accept a cash payment of $200,000 as payment in full for the remaining balance on or before October 16, 2012. The forbearance also gave the Company the option to extend the final payment date. In January of 2013, the Company issued 74,993 shares of Common Stock according to the original terms of the Forbearance agreement. The Company also paid $45,000 in 2013 and issued an additional 213,147 shares of Common Stock to Tonaquint to extend the final payment date to October 15, 2013 at which time the final $200,000 was paid in full.

Federal Payroll Tax Settlement Negotiation

In January of 2012, the Company made payment to the Internal Revenue Service (the “IRS”) for delinquent tax liabilities from 2004 and 2005.  In February of 2013, the IRS accepted Company’s offer of Compromise related to unpaid penalties and interest and on March 20, 2013, the Company paid the final $16,000 due under the compromise.

Shipping and Consulting Agreement

On September 20, 2013, the Company entered into a Shipping and Consulting Agreement with WellDyne Health, LLC (“WellDyne”). Under the agreement, WellDyne agreed to provide certain storage, shipping, and consulting services, and was granted the right to conduct online resale of certain of the Company’s products to U.S. consumers.

As additional consideration, an affiliate of WellDyne was issued a warrant (the “WellDyne Warrant”) for the purchase shares of the Company’s Common Stock equal to the lesser of (a) 4.9% of the issued and outstanding Common Stock (on a fully-diluted basis), or (b) 4,500,000 shares. The WellDyne Warrant has a term of five years and an exercise price of $0.06, subject to adjustment as provided for therein.

NOTE 4 – NOTES PAYABLE

In the first six months of 2013, the Company paid the $35,000 in principal and $851 interest due on the October 1, 2012 note payable in the original amount of $75,000.

In the first six months of 2013, the Company paid the $50,000 in principal and $1,879 interest due on the December 11, 2012 note payable in the original amount of $50,000.

In the first six months of 2013, the Company paid the $75,000 in principal and $2,340 interest due on the December 7, 2012 note payable in the original amount of $75,000.

In January of 2013, the Company paid $5,025 in principal related to a $50,000 purchase order financing agreement.

In February of 2013, the Company received a total of $500,000 from two lenders.  The Company established two notes payable in the principal amount of $250,000 each. The notes accrue interest at 10% per annum and are due upon the Company’s achievement of certain revenue targets.  The notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.07 per share, or into an equivalent number of shares of the Company’s Series C Preferred Stock.

In June of 2013, the Company received $40,000 from a lender established a note payable in the same amount.  The note accrues interest at 10% per annum and is due in five installments between July 25, 2013 and November 25, 2013.  In the third quarter of 2013, the Company made principal payments totaling $10,000 to the lender according to the terms of the note agreement.

In June of 2013, the Company received $50,000 from a lender established a note payable in the same amount.  The note accrues interest at 9% per annum and is due in five installments between August 19, 2013 and December 19, 2013.  In the third quarter of 2013, the Company made principal payments totaling $10,000 to the lender according to the terms of the loan agreement.

In the first nine months of 2013, the Company received $138,160 from a lender under a note agreement which allows funding of up to $142,000. The note accrues interest at 10% per annum and has a maturity date of May 13, 2015. The note agreement requires that all proceeds generated from the sale of inventory the note financed will be paid to the lender until the note is paid in full.  As of September 30, 2013, the Company has paid $10,410 of the note balance.  In October of 2013, the entire remaining principal balance of $127,457 and all related accrued interest was paid in full.

In July of 2013, the Company received $50,000 from a lender established a note payable in the same amount.  The note accrues interest at 10% per annum and is due in four installments between October 12, 2013 and January 12, 2014.  In October of 2013, the Company made payment in full on this note.

In the first nine months of 2013, the Company received additional cash of $113,000 under the Note payable agreement established in May of 2012 and increased the note payable balance by $130,100, which included an approximate original issue discount of 10% and deferred loan costs.

2012 Debentures

In connection with the 2012 debentures disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012,  the Company issued 5,970,416 shares of Common Stock to the debenture holder in conversion of $200,000 of principal. A pro rata share of the discount associated with the debentures was expensed with each issuance of Common Stock.

The unamortized discount balance of the debentures outstanding at September 30, 2013 is $46,946 for a total debenture balance, net of discount, of $103,055.  The unamortized balance of deferred loan costs and accrued interest payable at September 30, 2013 is $2,671 and $29,809, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

It is the Company’s intention to initiate an offering (the “Series C Offering”) of a new Series C Preferred Stock (“Series C Preferred”) during the fourth quarter of 2013. In anticipation of the Series C Offering, the Company has received advance subscriptions in the amount of $569,000 from outside investors, which amounts are reflected as a Stock Subscription Payable under Current Liabilities on the Company’s balance sheet. If the Series C Offering is not consummated, the Company will be obligated to return the advanced funds.

Common Stock

In January of 2013, $5,760 was received and 240,000 shares of common stock were issued in an exercise of warrants.

On January 30, 2013, 74,993 shares of stock with a market value of $3,382 were issued according to the terms of the Forbearance Agreement related to the June 21, 2011 Note Payable (see Note 3 "Significant Transaction - Forbearance Agreement").

On February 4, 2013, 400,000 shares of common stock were issued in conversion of $9,688 of the May 30, 2012 Convertible Note and on February 19, 2013, 1,587,301 shares were issued in conversion of $50,000 of debentures.  The Company issued an additional 500,000 shares of common stock with a market value of $40,000 to a consultant on February 21, 2013, according to the terms of the engagement agreement.

In February of 2013, 400,000 shares of common stock were issued in conversion of $12,880 of the May 30, 2012 Convertible Note. The Company also issued 500,000 shares of common stock with a market value of $40,000 to a consultant according to the terms of the engagement agreement.

On April 2, 2013, the Company issued 350,000 shares of common stock in conversion of $13,802 of principal and interest on the May 30, 2012 Convertible Note.  On April 4, 2013, the Company issued 500,000 shares of common stock with a market value of $41,000 to a consultant according to the terms of the engagement agreement. On April 4, 2013, the Company issued 300,000 shares of common stock with a market value of $24,600 to a consultant according to the terms of the engagement agreement.

On May 13, 2013, the Company issued 288,603 shares of common stock in conversion of $12,525 of principal and interest on the May 30, 2012 Convertible Note.  On May 8, 2013, the Company issued 1,948,051 shares of common stock in conversion of $75,000 of principal of the 2012 Debentures and 500,000 shares of common stock with a market value of $35,000 to a consultant according to the terms of the engagement agreement.

On June 4, 2013, the Company issued 1,029,334 shares of common stock in the cashless exercise of 1,299,769 stock purchase warrants and 500,000 shares of common stock with a market value of $32,500 to a consultant according to the terms of the engagement agreement.  On June 24, 2013, the Company also issued 350,000 shares of common stock in conversion of $15,027 of principal of unrelated party debt.

On July 11, 2013, the Company issued 250,000 shares of Common Stock with a market value of $17,250 to various sales representatives as part of a sales incentive program. On July 16, 2013, the Company issued 304,361 shares of Common Stock in conversion of $13,848 of principal and interest on the May 30, 2012 Convertible Note. On July 17, 2013, the Company issued 100,000 shares of common stock with a market value of $7,500 to a consultant according to the terms of the engagement agreement.  On July 26, the Company issued 102,459 shares of Common stock with a market value of $6,148 for an extension of the Tonaquint forbearance agreement.

On August 13, 2013, the Company issued 380,000 shares of Common Stock in conversion of $13,832 of principal on the May 30, 2012 Convertible Note. On August 15, 2013, the Company issued 100,000 shares of common stock with a market value of $5,700 to a consultant according to the terms of the engagement agreement and 2,435,064 shares of Common Stock in conversion of $75,000 of debentures.

On September 2, 2013, the Company issued 415,667 shares of Common Stock in conversion of $15,043 of principal and interest on the May 30, 2012 Convertible Note. On September 13, 2013, the Company issued 100,000 shares of common stock with a market value of $6,300 to a consultant according to the terms of the engagement agreement. On September 25, the Company issued 110,668 shares of Common stock with a market value of $7,083 for an extension of the Tonaquint forbearance agreement.

Warrants

A summary of the status of the warrants granted for the nine month period ended September 30, 2013, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2013
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,099,968	$0.65
Granted	7,115,544	0.15
Exercised	1,539,769	0.02
Forfeited	375,000	0.09
Expired	375,000	1.00
Outstanding at end of period	16,925,743	$0.38

On June 19, 2013, the Company issued a total of 725,000 stock purchase warrants with a five year term to a lender as part of a note payable agreement.  Of the 725,000 warrants issued, 350,000 are immediately exercisable at $0.09 per share.  The remaining 375,000 warrants are exercisable at $0.09 per share only upon the Company’s default under the terms of the note payable agreement. The original value of the warrants calculated using the American Option Binomial Model was $46,400.

On June 25, 2013, the company issued 175,000 stock purchase warrants to a lender related to a note purchase agreement.  The five year warrants are immediately exercisable into common stock at $0.09 per share.  The original value of the warrants calculated using the American Option Binomial Model was $12,950.

On August 12, 2013 the Company issued 200,000 stock purchase warrants with a five year term to a lender as part of a note payable agreement.  The warrants are immediately exercisable at $0.075 per share.  The original value of the warrants calculated using the American Option Binomial Model was $11,200.

On September 26, 2013, the Company issued the WelldDyne Warrant (see Note 3 “Significant Transactions”). The warrant allows the purchase shares of the Company’s Common Stock equal to the lesser of (a) 4.9% of the issued and outstanding Common Stock (on a fully-diluted basis), or (b) 4,500,000 shares. The WellDyne Warrant has a term of five years and an exercise price of $0.06, subject to adjustment as provided for therein. The original value of the warrants calculated using the American Option Binomial Model was $306,000.

On September 30, 2013, the Company recorded 1,515,544 warrants exercisable at $0.44 per share.  The warrants have an expiration date of August 22, 2016 and were issued to an advisory and investment services firm.

	As of September 30, 2013			As of September 30, 2013
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	5.0	$0.06	4,500,000	$0.06
0.08	550,000	4.4	0.08	550,000	0.08
0.09	1,125,000	4.6	0.09	750,000	0.09
0.15	1,571,300	3.9	0.15	1,571,300	0.15
0.25	120,000	2.1	0.25	120,000	0.25
0.40	1,299,999	1.0	0.40	1,299,999	0.40
0.44	1,515,544	2.9	0.44	1,515,544	0.44
0.50	2,614,450	0.7	0.50	2,614,450	0.50
0.60	975,000	3.0	0.60	975,000	0.60
0.75	120,000	2.1	0.75	120,000	0.75
1.00	2,534,450	0.6	1.00	2,534,450	1.00
$0.06-1.00	16,925,743	2.9	$0.38	16,550,743	$0.38

Stock Options

A summary of the status of the stock options granted for the nine month period ended September 30, 2013, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2013
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,043,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	1,100,000	$0.15
Expired	-	-
Outstanding at end of Period	3,943,500	$0.15

	As of September 30, 2013			As of September 30, 2013
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	3.89	0.15	3,510,165	$0.15

NOTE 6 – DERIVATIVE LIABILITIES

As of September 30, 2013 and December 31, 2012, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding debentures and convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments did not qualify for equity classification.  Accordingly, the warrants and beneficial conversion features are treated as derivative liabilities and are carried at fair value.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of September 30, 2013.

		Fair Value Measurement at September 30, 2013
Liabilities	Carrying Value at September 30, 2013	Level 1	Level 2	Level 3
Warrant Derivative Liability	$837,373	$-	$-	$837,373
Convertible Debt Derivative Liability	$1,072,580	$-	$-	$1,072,580
Debenture Derivative Liability	$243,842	$-	$-	$243,842

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	283.86% to 549.88%
Risk free interest rate	.31% to 1.41%
Expected life (years)	1.00 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the nine months ended September 30, 2013:

Balance, December 31, 2012	(1,336,574)
Change in Fair Value of Warrant Derivative Liability	(79,125)
Change in Fair Value of Beneficial Conversion Derivative Liability	(762,204)
Change in Fair Value of Debenture Derivative Liability	(40,364)
Adjustments to Warrant Derivative Liability	(171,627)
Adjustment to Beneficial Conversion Derivative Liability	(10,152)
Adjustment to Debenture Derivative Liability	246,251
Balance, September 30, 2013	(2,153,795)

NOTE 7 – RELATED PARTY TRANSACTIONS

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz Jr., company CEO and members of the board of directors.  As of September 30, 2013, the Company owes a total of $415,620 in principal and $72,615 in accrued interest to four related parties.

NOTE 8 - SUBSEQUENT EVENTS

On October 11, 2013, the Company, together with certain of its subsidiaries, entered into a term loan agreement (the “Loan Agreement”) with Brookhaven Medical, Inc. (“BMI”), pursuant to which BMI made a loan to the Company in the amount of $1,000,000 under a Senior Secured Convertible Promissory Note (the “First BMI Note”). In connection with the Loan Agreement, the Company and BMI also entered into a letter of intent contemplating (i) an additional loan to the Company (the “Additional Loan”) of up to $2,000,000 by BMI (or an outside lender), and (ii) entrance into an agreement and plan of merger (the “Merger Agreement”) pursuant to which the Company would merge with a subsidiary of BMI, subject to various conditions precedent.

The First BMI Note carries an interest rate of 8% per annum, and all unpaid principal and accrued but unpaid interest under the First BMI Note is due and payable on the later of (i) October 10, 2014, or (ii) the first anniversary of the date of the Merger Agreement. The First BMI Note may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Note may be converted, at the option of BMI, into shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $70.00 per share. The Company’s obligations under the First BMI Note are secured by all the assets of the Company and its subsidiaries.

On October 15, 2013, BMI agreed to make the Additional Loan pursuant to a Secured Convertible Drawdown Promissory Note (the “Second BMI Note”), which allows the Company to drawdown, as needed, an aggregate of $2,000,000, subject to an agreed upon drawdown schedule or as otherwise approved by BMI. In connection with the Second BMI Note, the Company, its subsidiaries, and BMI entered into an additional loan agreement as well as an additional security agreement.

The Second BMI Note carries an interest rate of 8% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Second BMI Note is due and payable on the later of (i) October 15, 2014, or (ii) the first anniversary of the date of the Merger Agreement. The Second BMI Note may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Second BMI Note may be converted, at the option of BMI, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to the Maturity Date (provided that the transaction contemplated by the Merger Agreement has not been consummated as of that time).

In the fourth quarter of 2013, the Company paid ten notes in the combined principal amount of $515,457 and all related accrued interest in full. The Company made partial payment on three additional notes payable in the combined principal amount of $144,200.

In October of 2013, the Company paid $90,000 to redeem debentures in the principal amount of $75,000.

In October of 2013, the Company paid $50,000 cash and issued 384,615 shares of Common Stock as a finder’s fee related to the agreement with BMI.

In November of 2013, the Company issued 250,000 shares of Common Stock to various sales representatives as part of a sales incentive program.

In November of 2013, the Company issued 2,380,952 shares of Common Stock in conversion of debentures in the principal amount of $75,000 and accrued interest of $25,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to due to definciencies in our controls over valuation of embedded derivatives.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2013.  The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended September 30, 2013.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

On July 11, 23013, the Company issued 250,000 shares of Common Stock with a market value of $17,250 to various sales representatives as part of a sales incentive program. On July 16, 2013, the Company issued 304,361 shares of Common Stock in conversion of $13,848 of principal and interest on the May 30, 2012 Convertible Note. On July 17, 2013, the Company issued 100,000 shares to a consultant according to the terms of the engagement agreement.  On July 26, the Company issued 102,459 shares of Common stock with a market value of $6,148 for an extension of the Tonaquint forbearance agreement.

On August 13, 2013, the Company issued 380,000 shares of Common Stock in conversion of $13,832 of principal on the May 30, 2012 Convertible Note. On August 15, 2013, the Company issued 100,000 shares to a consultant according to the terms of the engagement agreement and 2,435,064 shares of Common Stock in conversion of $75,000 of debentures.

On September 12, 2013, the Company issued 415,667 shares of Common Stock in conversion of $15,043 of principal and interest on the May 30, 2012 Convertible Note. On September 13, 2013, the Company issued 100,000 shares to a consultant according to the terms of the engagement agreement.  On September 25, the Company issued 110,688 shares of Common stock with a market value of $7,083 for an extension of the Tonaquint forbearance agreement.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

On July 16, 2013 the Company executed two settlement agreements with Caesar Capital Group, LLC and ARRG Corp. related to convertible promissory notes executed on June 9, 2011 and subsequently assigned to Secure eHealth, LLC as part of an Assignment and Assumption agreement dated December 29, 2011.  Secure eHealth, LLC was a subsidiary of the Company until December 29, 2011 at which point it was sold to HEB, LLC and Commercial Holding AG, LLC as part of a membership purchase agreement. According to the terms of the July 16, 2013 settlement agreements the Company has established two $45,000 notes payable, one to Caesar Capital Group, LLC and one to ARRG Corp.  The notes, which mature April 14, 2014, accrue interest at 8% per annum and are convertible 180 days after the issue date at a price per share equal to 80% of the fair market value of common stock.  In consideration for the notes, Caesar Capital LLC and ARRG Corp fully and forever release, discharge and acquit the Company from and against any and all claims pertaining to the June 9, 2011 note agreements and December 29, 2011 Assignment and Assumption agreement.

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2009, by and among BioPharma Management Technologies, Inc., a Texas corporation, certain shareholders thereof, Wound Management Technologies, Inc., a Texas corporation, and BIO Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2009)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

4.1	Certificate of Designations, Number, Voting Power, Preferences And Rights of Series CConvertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.1
Manufacturer Exclusive Distributor Agreement dated as of June 21, 2013 by and between Wound Care Innovations, LLC and Academy Medical, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013)

10.2	Shipping and Consulting Agreement dated September 20, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2013)

10.3	Warrant for the Purchase of Shares of Common Stock, dated September 26, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2013)

10.4	Amendment A to Manufacturer Exclusive Distributor Agreement, dated October 2, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2013)

10.5	Amendment B to Manufacturer Exclusive Distributor Agreement, dated October 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2013)

10.6	Letter of Intent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.7	Term Loan Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.8	Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.9	Security Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.10	Secured Convertible Drawdown Promissory Note dated October 15, 2013 (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 the Company’s Current Report on Form 8-K/A Filed October 22, 2013)

10.11	Loan Agreement dated October 15, 2013 (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 the Company’s Current Report on Form 8-K/A filed October 22, 2013)

10.12	Security Agreement dated October 15, 2013 (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 the Company’s Current Report on Form 8-K/A filed October 22, 2013)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: November 14, 2013	By:	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board and Chief Executive Officer