Form 10-K
period 2013-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2014-04-14
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
          ------------------------------------------------------
Commission File Number 0-11808

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
WOUND MANAGEMENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16633 Dallas Parkway, Suite 250, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 218-0935

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $ .001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 based on the $0.065 closing price as of such date was approximately $4,625,053.   As of April 14, 2014, 88,782,320 shares of the Issuer’s $.001 par value common stock were issued and 88,778,231 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2013

LETTER FROM THE CEO

LETTER FROM THE CEO – GROWTH AND LOOKING TO THE FUTURE

Dear Shareholders:

2013 continued to be a year of transition and by year end we were able to shift our focus firmly to the future instead of dealing with the various issues of the past.  We ended the year with the announcement on December 18th that existing shareholders committed to invest an additional $2.4M in the company in Series C preferred shares and to convert over $1.5M of existing debt into the Series C.  This funding, along with the $1.2M invested by Brookhaven Medical, is allowing us to focus on business growth as we now have ample funding in place to fulfill the next stages of our strategic plan.

We continue to execute on this plan, ending the year with revenues of $1,726,392, showing a growth of $552,848 or 47.1% over 2012 respectively.  Importantly, we are beginning to realize revenue from our new initiatives in CellerateRX Surgical and from our resorbable hemostat in addition to our CellerateRX wound care sales.  2014 will continue to show growth in all three areas as well as in new marketing areas that we will announce during the year.

An enormous benefit of the recent investments is that they allowed us to expand our executive team in order to capitalize on our market opportunities.  Now in March 2014 we are enjoying the efforts of new staff including Deborah Hutchinson as President, Darren Stine as Chief Financial Officer, Jen Taylor as Director of Marketing and Business Development, Jane Fore, MD as Chief Medical Officer, Dr. Alec Hochstein as our new Medical Director, and Barry Constantine as Director of Research and Development.  They join Ken Snider who became our EVP of Sales last September. This multi-talented group added to our existing team allows us to both promote our current products and to also work on developing additional products and marketing strategies.

Our relationship with WellDyne Health has continued to strengthen culminating in September 2013 in the formalization of a three-year Marketing Services and Shipping Agreement for the CellerateRX wound care and surgical product lines. Together we are exploring those and other new marketing programs and segments for our products.  We are also working on many key international opportunities for both our CellerateRX wound care and surgical products and our resorbable hemostat.

Our CellerateRX distribution network continues to expand and grow, leading to exciting new account growth each month.  Our distributors are a seasoned network of organizations and representatives that represent our products in a wide range of healthcare settings from surgical sites, to podiatry offices, to home care and beyond.  They are bolstered by the remarkable results that the CellerateRX products continue to show, exciting our customers and giving us increased opportunities. That coupled with our increased participation in industry trade shows and meetings is helping us meet or exceed our sales goals each month.

In February we announced the FDA approval for an exciting new product that licenses technology from our Resorbable Orthopedic Products subsidiary, followed by our issuance of a Commercial License to BioStructures that gives us a new royalty revenue stream.  This is the first of many exciting new announcements for this subsidiary.

In closing, I am enthusiastic about the road ahead for Wound Management and we look forward to sharing our progress with you in the months ahead.

Robert Lutz, Jr.

Chief Executive Officer

PART I

Item 1.   BUSINESS

Background

Wound Management Technologies, Inc. (“WMT” or the “Company”) was organized on December 14, 2001, as a Texas corporation under the name eAppliance Innovations, Inc.  In June of 2002, MB Software Corporation, a public corporation formed under the laws of Colorado, merged with the Company (which at the time was a wholly owned subsidiary of MB Software Corporation), and the Company changed its name to MB Software Corporation as part of the merger.  In May of 2008, the Company changed its name to Wound Management Technologies, Inc.

Wound Care Innovations, LLC (“WCI”), a wholly-owned subsidiary of the Company, is a rapidly growing provider of the patented CellerateRX® product in the wound care market, which is quickly expanding, particularly with respect to diabetic wound applications.  As a result of aging populations and the increase of diabetes around the globe, treatment of wounds in diabetic patients is one of the most serious issues faced in healthcare today. In 2012 WCI expanded its CellerateRX product line to include CellerateRX Surgical products and the company believes that this line will be a key factor in our growth.

Product, Patent, License and Royalty Agreements

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form.  Manufacturing of these products is conducted by Applied Nutritionals, LLC (“Applied Nutritionals”), which owns the CellerateRX trademark.  WMT has incurred no research and development costs related to CellerateRX during the last two fiscal years.  Warehousing, shipping, and physical inventory management were outsourced to Farris Laboratories, Inc. of Fort Worth, TX and WellDyne Health, LLC during 2013.

Effective November 28, 2007, we entered into separate exclusive license agreements with both Applied Nutritionals and its founder George Petito, pursuant to which WCI obtained the exclusive worldwide license to certain patented technologies and processes related to CellerateRX.  WCI had been marketing and selling CellerateRX during the previous four years under the terms of a distribution agreement with Applied Nutritionals that was terminated in 2005.  The new licenses are limited to the human health care market for external wound care including surgical wounds, and include any new product developments based on the licensed patent and processes and any continuations.  The term of these licenses extends through the life of the licensed patent which expires in 2018.

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

Product marketing, sales and distribution

CellerateRX is available without a prescription and the wound care products are currently approved for reimbursement under Medicare Part B.  The diabetic care and long term care markets, as well as the professional medical markets, are a major focus of our marketing efforts due to the prevalence of diabetic and pressure ulcers. We believe that these products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. In 2012 the company added the CellerateRX Surgical product line to broaden the product line. The unique collagen benefits, biocompatibility with other therapies, low price point, and performance are attracting increased business in hospitals and surgery centers.

CellerateRX wound care and surgical products are sold via independent distributors, distributor organizations, healthcare distributors, representatives and through inside sales activities.  The surgical products are sold through a growing network of surgical product distributors who are credentialed to demonstrate the products in surgical settings.  WCI has increased its presence at wound care, podiatry and surgical trade shows and meetings throughout the country.

In September 2013 the Company entered into a Shipping and Consulting Agreement with WellDyne Health, LLC, (“WellDyne”) under which all CellerateRX orders are taken by and fulfilled by WellDyne. In addition, WellDyne provides guidance and advice for the sale and marketing of CellerateRX products and programs.

WCI continues to work with international parties to expand the distribution of CellerateRX outside of the US. In 2013 WCI engaged a new distributor to market the products in several countries in the Middle East, and received registration and an initial order for Saudi Arabia. As of January 2014, the company is working on adding registrations in two more countries in this region.  CellerateRX is also registered in South Africa and has submitted for registration with a distribution partner in Nigeria and in Mexico.  Registration efforts have continued for a CE mark and in February 2014 the company agreed to work with new parties on achieving this.

Staffing

As of March 31, 2014, the Company and its subsidiaries have a staff of 14, with nine full-time employees, one part-time employee and four contractors.

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

new products, markets and Services

In September 2009 the Company acquired a patent (7,074,425) from Resorbable Orthopedics, LLC, (“ROP”) for a resorbable bone wax and delivery system for orthopedic bone void fillers (see Note 9 “Intangible Assets”) and established the Resorbable Orthopedic Products, LLC subsidiary. The patent offers innovative, safe and effective resorbable orthopedic products that are complementary to the already existing CellerateRX products.  The bone wax and delivery system address issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing.  The resorbable orthopedic products covered by the patent are (a) a resorbable orthopedic hemostat (resorbable bone wax) used to stop blood flow, (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers), and (c) the formula as a delivery system for bone growth factors.

The Company is working on the 510k approval for the resorbable orthopedic hemostat and filed an initial submission in 2013. We are in the process of completing additional testing for a submission in 2014 and currently anticipate introducing this product to the marketplace in 2014. The company is also exploring a relationship with an international distributor to market this product outside the US and to obtain CE approval for the product.

On November 8, 2011 “ROP” executed a development and license agreement with BioStructures, LLC.  The agreement licensed certain bone wax rights to BioStructures, LLC to develop products in the field of bone remodeling, based on Resorbable’s patent number 7,074,425 for use in the human skeletal system.  The license agreement with BioStructures, LLC excludes the fields of (1) a resorbable hemostat (resorbable bone wax), (2) a resorbable orthopedic hemostat (bone wax) and antimicrobial dressing, and (3) veterinary orthopedic applications.  According to the terms of the agreement, BioStructures, LLC paid an initial fee of $100,000 for a 24 month period in which to develop Royalty Bearing Products based on the Company’s patent.   The agreement entitles the Company to additional fees upon the regulatory clearance of the products, fees for a Commercial License for each regulatory cleared product, and a 3% royalty on related product sales over the life of the patent, which expires in 2023.  In November 2013, ROP granted a three month extension to the initial term of this agreement.  In December 2013, BioStructures paid the minimum 2013 royalty of $60,000 to ROP.

In January 2014, BioStructures received 510k approval (K132071) for their first product under the ROP license, an innovative bioactive bone graft putty and bone graft extender and paid ROP the regulatory milestone fee of $50,000.  In February 2014, ROP granted a Commercial License to BioStructures according to the terms of the development and license agreement, and accordingly BioStructures paid ROP a $100,000 fee. BioStructures will pay a 3% product royalty on sales of these products over the life of the patent with certain minimums.

Dispositions

On December 29, 2011, the Company entered into a membership interest purchase agreement with HEB, LLC and Commercial Holding AG, LLC.  The agreement transferred the Company’s 100% membership interest in Secure eHealth in exchange for cancelation of $312,025 of principal and $14,835 of accrued but unpaid interest on two promissory notes owed by the Company to the entities.  The two entities had previously financed the acquisition of Secure eHealth by the Company in early 2010.  In addition, as a condition of such transaction, three holders of promissory notes of Wound Management aggregating $300,000 in principal amount, agreed to the assignment of such promissory notes to Secure eHealth.

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

●	Because our products are still at a relatively early stage of commercialization, it is difficult for us to forecast the full level of market acceptance that our solution will attain;

●
Competitors may develop products that render our products obsolete or noncompetitive or that shorten the life cycles of our products. Although we have had initial success, the market may not continue to accept our wound care products;

●	We may not be able to attract and retain a broad customer base; and

●	We may not be able to negotiate and maintain favorable strategic relationships.

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

WCI products are manufactured only by Applied Nutritionals

Applied Nutritionals holds the patent to, and is currently the sole source of the WCI products we offer for sale (the “WCI Products”) [which WCI Products make up a substantial portion of our business].  Our growth and ability to meet customer demands depends in part on our ability to obtain timely deliveries of the WCI Products from our manufacturer.  We may in the future experience a shortage of the WCI Products as a result of manufacturing process issues or capacity problems at our supplier or strong demand for the ingredients constituting WCI Products.

If shortages or delays persist, the cost to manufacture the WCI Products may increase or the WCI Products may not be available at all.  We may also encounter shortages if we do not accurately anticipate our needs.  We may not be able to secure enough WCI Products at reasonable prices or of acceptable quality to meet our or our customer’s needs.  Accordingly, our revenues could suffer and our costs could increase until other sources can be developed.  There can be no assurance that we will not encounter these problems in the future.

The fact that we do not own our manufacturing facilities could have an adverse impact on the supply of the WCI Products and on operating results.  In the event that Applied Nutritionals is not able to fulfill orders for WCI Products, we may temporarily be prevented from marketing and selling the WCI Products until we are able to locate a substitute manufacturer.

The patent on the CellerateRX products expires in 2018.

CellerateRx products currently benefit from the protection of a patent that will expire in 2018. Upon expiration of the patent, such products may become subject to increased competition resulting from the marketing of generic products, and the Company’s performance may suffer as a result.

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

Most companies providing wound care products are able to offer customers multiple products.  By doing so, they effectively offset the cost of customer acquisition and support across several revenue sources.  In 2012 the Company began to broaden our market with the addition of a surgical product line.  In 2013 this line saw increased sales and the Company is hopeful that it will continue to grow to strengthen our ability to succeed. While the Company got its ROP product line underway in 2013 and received royalties from its sales, with only one established product line, our costs are relatively much higher and may prevent us from achieving strong profitability.  The Company plans to market and/or license more ROP products in 2014.

Further, although our wound care products have performed well in customer evaluations, we are a relatively unknown entity with a relatively unknown brand in a market significantly controlled by companies with a much larger customer base.  We may not, even with strong customer accounts, be able to establish the credibility necessary to secure large national customers.

Product liability exposure

Although we have contractual indemnity from the manufacturer of CellerateRX for liability claims related to the products, there is risk of exposure in the event that the use of any other product we sell in the future results in injury.  We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or marketing the products we sell.  In the event that we are unable to maintain adequate insurance, or otherwise negotiate for contractual indemnification, related to product liability claims, product liabilities relating to defective products could have a material adverse effect on our operations and financial condition.

Federal regulations and changes in reimbursement policies

Healthcare services are heavily reliant upon health insurance reimbursement.  Although many current insurance plans place much of the financial risk on providers of care (allowing them to choose whatever products/therapies are most cost effective) under prospective payment structures, much of our business is related to Medicare-eligible populations.  Although our wound care products are currently eligible for reimbursement under Medicare Part B, adjustments to our reimbursement amounts or a change in Medicare’s reimbursement policies could have an adverse effect on our ability to pursue market opportunities in this area.

If we cannot meet our future capital requirements, our business will suffer

We may need additional financing to continue operating our business.  We may need to raise additional funds in the future through public or private debt or equity financings in order to:

●	fund operating losses;

●	increase sales and marketing to address the market for wound care, surgical and ROP products;

●	take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

●	hire, train and retain employees;

●	develop new products; and/or

●	respond to economic and competitive pressures.

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

Our operating results may fluctuate

We are an emerging company.  As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the Company reaches critical mass and the market becomes more stable.  These fluctuations are due to a variety of factors, some of which are outside of our control, including:

●	the fact that we are a relatively young company;

●	our ability to attract new customers and retain existing customers;

●	the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

●	the amount and timing of operating expense relating to the expansion of our business and operations;

●	the development of new wound care products or product enhancements by us or our competitors;

●
actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements; and

●	how well we execute our strategy and operating plans.

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

Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

●	in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products; also

●	some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions.

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

Additionally, our Series B, Series C, and Series D Preferred Stock votes with the common stock on an as converted basis of 1,000 shares of common stock to 1 share of preferred stock.  This means each preferred share exercises substantially greater voting power than each share of common stock.

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

“Penny Stock” Limitations

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are likely not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a special written determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate office is located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001.  The lease was entered into after the expiration of the Company’s old lease with Keystone Exploration, LTD. in November of 2013.  The lease expires on April 30, 2017 and requires base rent payment of $5,736.79 per month for months 1-17, $5,865.71 for months 18-29, and $5,994.63 for months 30-41. [(See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for additional information)].  The Company also leases real property which it uses for its marketing staff in Denver, Colorado.  The lease is a 12 month lease expiring on November 30, 2014 and requires base rent payment of $300 per month.

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has not been reset.  We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

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

YEAR	QUARTER ENDING	HIGH	LOW
2013	March 31, 2013	$0.084	$0.040
	June 30, 2013	$0.083	$0.060
	September 30, 2013	$0.075	$0.050
	December 31, 2013	$0.105	$0.060
2012	March 31, 2012	$0.400	$0.210
	June 30, 2012	$0.250	$0.060
	September 30, 2012	$0.200	$0.055
	December 31, 2012	$0.155	$0.031

Record Holders

As of December 31, 2013, there were 2,139 shareholders of record holding shares of common stock issued, of which a total of 4,089 shares are held as treasury stock.  As of December 31, 2013 there were 85,664,558 and 85,660,469 shares of common stock issued and outstanding, respectively.

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

Our outstanding Series C preferred shares bear dividends at 5% per annum through October 10, 2016. During the year ended December 31, 2013, dividends of $6,271 were earned under the outstanding shares. As of December 31, 2013, these dividends were not declared or paid.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2013 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

During the year ended December 31, 2013, the Company issued an aggregate of 27,660 shares of Series C preferred stock for the conversion of $1,660,822 of principal and $275,378 of accrued interest on related party and unrelated party notes payable.

During the year ended December 31, 2013, the Company issued an aggregate of 10,572 shares of Series C preferred stock for cash proceeds of $740,030.

During the year ended December 31, 2013, the Company granted an aggregate of 15,000 shares of Series D preferred stock to employees and nonemployees for services. 13,000 of the shares were granted to employees and vest immediately upon grant, 1,000 of the shares were granted to an employee and vest in equal tranches over three years through October 1, 2016 and 1,000 of the shares were granted to a nonemployee and vest in equal tranches over three years through September 15, 2016. The aggregate fair value of the awards was determined to be $1,085,000 of which $925,787 was recognized during the year ended December 31, 2013 and $159,213 will be recognized over the remaining vesting periods.

During the year ended December 31, 2013, $5,760 was received and 240,000 common shares were issued for the exercise of 240,000 warrants and 1,029,334 common shares were issued for the cashless exercise of 1,299,769 warrants.

During the year ended December 31, 2013, an aggregate of 288,140 common shares with a fair  value of $16,612 were issued according to the terms of the Forbearance Agreement related to the June 21, 2011 Note Payable.

During the year ended December 31, 2013, the Company issued an aggregate of 4,084,615 common shares for services valued at $275,927.

During the year ended December 31, 2013, the Company issued an aggregate of 11,239,999 common shares for the conversion of principal of $401,145 and accrued interest of $5,500 of unrelated party debt.

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

Organizational overview

Our primary focus is developing and marketing products for the advanced wound care market, as pursued through our wholly-owned subsidiary, Wound Care Innovations, LLC (“WCI”), which brings a unique mix of products, procedures and expertise to the wound care arena and surgical wounds.  The patented collagen fragments (CRX) of CellerateRX are a fraction of the size of the native collagen molecules and particles found in other products, uniquely delivering the benefits of collagen to the body immediately.

After completing evidence-based studies, WCI has identified opportunities for growth with emphasis on the following areas:

●	Brand recognition in the medical community

●	Products for surgical wounds

●
WCI continues to work with international parties to expand the distribution of CellerateRX outside of the US. In 2013 WCI engaged a new distributor to market the products in several countries in the Middle East, and received registration and an initial order for Saudi Arabia. As of January 2014, the company is working on adding registrations in two more countries in this region.  CellerateRX is also registered in South Africa and has submitted for registration with a distribution partner in Nigeria and in Mexico.  Registration efforts have continued for a CE mark and in February 2014 the company agreed to work with new parties on achieving this.

In September 2009, the Company acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  Our FDA submittal for our new Bone Wax approval by the FDA is in process. In 2011 we executed a development and license agreement with BioStructures, LLC to develop certain products in the field of bone remodeling. In January 2014, BioStructures received 510k approval (K132071) for their first product under the ROP license, an innovative bioactive bone graft putty and bone graft extender. In February 2014, ROP granted a Commercial License to BioStructures according to the terms of the development and license agreement.

Preparing for the future expanding role of our products, we are studying the feasibility of three other markets where CellerateRX formulas could have great sales potential: dental, dermatology / plastic surgery and sunburn relief. We are committed to the completion of our feasibility studies and plan to launch a product into at least one of these areas in 2014 in conjunction with a strategic partner.

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

Results of Operations

Comparison of Year ended December 31, 2013 Compared to Year ended December 31, 2012

Revenues.  The Company generated revenues for the year ended December 31, 2013 of $1,726,392 compared to revenues of $1,173,544 for the year ended December 31, 2012, or a 47% increase in revenues.  The increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers and the successful launch of the CellerateRX Surgical powder product.  Additionally, the Company received its first minimum royalty payment of $60,000 from BioStructures, LLC under the Development and License Agreement signed with ROP in 2011.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2013 were $792,774 compared to cost of goods sold of $798,532 for the year ended December 31, 2012, or a 1% decrease in cost of goods sold.  In 2013, the Company focused on sales of product with greater profit margins and was able to increase inventory turnover, reducing the cost of expired inventory.

General and administrative expenses. (“G&A"). G&A expenses for the year ended December 31, 2013 were $3,810,350 compared to G&A expenses of $5,705,281 for the year ended December 31, 2012, or a 33% decrease in G&A expenses. The G&A expenses for 2012 included the cost of reacquiring distributorship rights from Juventas, LLC and reorganizing the Company’s sales force. G&A expense for 2012 also included $2,416,272 of bad debt expense related to the write-off of several notes receivable and the related accrued interest receivable.  The 2013 G&A expense included bad debt expense of only $24,917 related to uncollectible customer accounts.

Interest Income.   Interest income was $0 for the year ended December 31, 2013 compared to $166,538 for the year ended December 31, 2012. In 2013, the Company stopped accruing interest on notes receivable on which the collectability is highly questionable and has focused its resources on the development of new sales strategies and product lines.

Interest Expense. Interest expense was $1,725,553 for the year ended December 31, 2013 compared to $286,620 for the year ended December 31, 2012, or an increase of 502%.  Interest expense increased in 2013 as the Company decided to reclass the cost of debt discount amortization and instruments issued with debt from debt related expense to interest expense.

Debt Related Expense. Debt related expense was $61,612 for the year ended December 31, 2013 compared to $930,680 for the year ended December 31, 2012, or a decrease of 93%.  Debt related expenses decreased in 2013 as the result of reclassing the cost of discount amortizations and various debt related instruments to interest expense.

Net loss. We had a net loss for the year ended December 31, 2013, of $4,148,088 compared with a net loss of $1,845,323 for the year ended December 31, 2012, or an increase in net loss of 125%. In 2012, the Company recorded a significant gain on the change in fair market values of its derivative liabilities of approximately $4,651,061 which offset operating expenses and reduced the loss for the period.  In 2013, the Company successfully increased revenues and controlled operating costs, but recorded a gain on derivative liabilities of only $365,496.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $1,850,565 for the year ended December 31, 2013, and approximately $896,595 for the year ended December 31, 2012. The financing activities in 2013 include cash proceeds of $740,030 from the sale of Series C preferred stock.

We may need to raise additional capital in fiscal year 2014 to fund our business plan, support our operations, and bring additional products to market. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2013, includes a going concern qualification.  Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

As of December 31, 2013, we had total current assets of $654,459, including cash of $44,553 and inventories of $307,502.  As of December 31, 2012, our current assets of $1,044,027 included cash of $45,861 and inventories of $454,211.

As of December 31, 2013, we had total current liabilities of $3,445,696 including $1,700,583 of notes payable and convertible notes payable to related and unrelated parties. Our current liabilities also include $375,000 of current year royalties payable.  As of December 31, 2012, our current liabilities of $5,010,162 included $2,229,907 of related and unrelated notes payable and prior year accrued royalties payable of $803,238.  These royalties were paid in full during the first six months of 2013.  Our current liabilities as of December 31, 2012 also included accrued payroll tax and penalties of $208,142.  In February of 2013, the Company’s offer of Compromise was accepted by the IRS and on March 20, 2013, the Company paid the final $16,000 due under the compromise.

As of December 31, 2013, our current liabilities also included derivative liabilities of $1,040,850 compared to derivative liabilities of $1,336,574 at December 31, 2012.   At December 31, 2013, our derivative liabilities consisted of 15,670,143 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.  At December 31, 2012, our derivative liabilities consisted of 12,099,968 outstanding stock purchase warrants and convertible promissory notes and debentures in the total amount of $444,895.

For the year ended December 31, 2013, net cash used in operating activities was $1,821,981 compared to $1,226,181 used in 2012.

We used $29,892 in investing activities in the year ended December 31, 2013 compared to $371,839 provided by investing activities in the year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreement

Pursuant to the agreement with the CellerateRX founder, George Petito, the Company is obligated to pay royalties to Petito and Applied Nutritionals, as described in “Item 1. Product, Patent, License and Royalty Agreement.”  At December 31, 2013 the amount of royalties due but unpaid was $375,000.

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

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wound Management Technologies, Inc. and its subsidiaries as of December 31, 2013 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring net losses and has a working capital deficit and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2012 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2012. Wound Management Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. and Subsidiaries as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 12, 2013

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 3012

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$44,553	$45,861
Accounts Receivable, net of allowance for bad debt of $13,014 and $234,727	221,549	203,967
Inventory, net	307,502	454,211
Employee Advances	3,620	11,832
Deferred Loan Costs	1,032	7,400
Deferred Compensation	-	309,450
Prepaid and Other Assets	76,203	11,306
Total Current Assets	654,459	1,044,027

LONG-TERM ASSETS:
Property Plan and Equipment, net of accumulated depreciation of $17,062 and $16,430	29,259	-
Intangible Assets, net of accumulated amortization of $216,882 and $165,851	293,428	344,459
Deferred Loan Costs	-	5,126
TOTAL ASSETS	$977,146	$1,393,612

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$192,166	$205,206
Accrued Royalties and Dividends	375,000	803,238
Accrued Liabilities	260	263,165
Accrued Interest - Related Parties	29,255	34,054
Accrued Interest	107,582	132,018
Derivative Liabilities	1,040,850	1,336,574
Stock Subscription Payable	-	6,000
Convertible Notes Payable - Related Parties	-	200,000
Notes Payable - Related Parties	115,620	215,620
Convertible Notes Payable, net of unamortized discounts of $50,837 and $18,005	1,284,063	405,640
Notes Payable	300,900	1,408,647
Total Current Liabilities	3,445,696	5,010,162

LONG-TERM LIABILITIES
Debentures, net of discount ($0, $160,744)	-	189,256
TOTAL LIABILITIES	3,445,696	5,199,418

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Redeemable Preferred Stock, $10 par value, 75,000 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 38,232 issued and outstanding as of December 31, 2013.	382,320	-
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; 15,000 issued and outstanding as of December 31, 2013.	150,000	-
Common Stock: $.001 par value; 100,000,000 shares authorized; 85,664,558 Issued and 85,660,469 outstanding as of December 31, 2013 and 68,782,470 issued and 68,778,381 outstanding as of December 31, 2012.	85,664	68,782
Additional Paid-in Capital	40,090,878	35,154,736
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(43,165,373)	(39,017,285)
Total Stockholders' Deficit	(2,468,550)	(3,805,806)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$977,146	$1,393,612

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

REVENUES	$1,726,392	$1,173,544

COST OF GOODS SOLD	792,774	798,532

GROSS PROFIT	933,618	375,012

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	3,810,350	5,705,281
Depreciation / Amortization	51,663	61,172
Impairment of Intangible Assets	-	27,044
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(2,928,395)	(5,418,485)

OTHER INCOME (EXPENSES):
Gain (Loss) from Joint Venture	-	(27,137)
Change in fair value of Derivative Liability	365,496	4,651,061
Other Income	201,976	-
Interest Income	-	166,538
Interest Expense	(1,725,553)	(286,620)
Debt related Expense	(61,612)	(930,680)

NET LOSS	(4,148,088)	(1,845,323)

Series C Preferred Stock Dividends	(6,271)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,154,359)	$(1,845,323)

Basic and diluted net loss per share of common stock	$(0.05)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	77,710,685	62,838,381

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred		Preferred
	Stock	$10.00	Stock	$10.00	Common	$0.001	Additional	Treasury	Treasury		Total
	Series C	Par Value	Series D	Par Value	Stock	Par Value	Paid-In	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balances at December 31, 2011	-	$-		$-	58,754,110	$58,754	$33,265,232	(4,089)	$(12,039)	$(37,171,962)	$(3,860,015)
Issuance of Common stock for:
Debt	-	-	-	-	7,420,733	7,420	1,680,306	-	-	-	1,687,726
Interest and Extensions	-	-	-	-	311,913	312	55,760	-	-	-	56,072
Services	-	-	-	-	500,000	500	72,000	-	-	-	72,500
Subscription Agreements	-	-	-	-	1,500,000	1,500	98,500	-	-	-	100,000
Warrants Exercised	-	-	-	-	160,000	160	38,288	-	-	-	38,448
Advertising	-	-	-	-	300,000	300	44,700	-	-	-	45,000
Return of Stock for Advertising Services Not Provided	-	-	-	-	(164,286)	(164)	(100,050)	-	-	-	(100,214)
Net Loss	-	-	-	-	-	-	-	-	-	(1,845,323)	(1,845,323)
Balances at December 31, 2012	-	-	-	-	68,782,470	68,782	35,154,736	(4,089)	(12,039)	(39,017,285)	(3,805,806)
Issuance of Common stock for:
Debt	-	-	-	-	11,239,999	11,240	395,405	-	-	-	406,645
Interest and Extensions	-	-	-	-	288,140	288	16,324	-	-	-	16,612
Services	-	-	-	-	4,084,615	4,085	271,842	-	-	-	275,927
Warrants Exercised	-	-	-	-	1,269,334	1,269	4,491	-	-	-	5,760
Issuance of Preferred stock for:
Debt	27,660	276,601	-	-	-	-	1,659,599	-	-	-	1,936,200
Services	-	-	15,000	150,000	-	-	775,787	-	-	-	925,787
Subscription Agreements	10,572	105,719	-	-	-	-	634,311	-	-	-	740,030
Warrants Expense	-	-	-	-	-	-	287,599	-	-	-	287,599
True-up of warrants issued in 2011	-	-	-	-	-	-	489,614	-	-	-	489,614
Warrants issued with debt	-	-	-	-	-	-	51,643	-	-	-	51,643
Warrants reclassed to derivative liabilities	-	-	-	-	-	-	(812,705)	-	-	-	(812,705)
Resolution of derivative liabilities due to warrant exercises	-	-	-	-	-	-	48,630	-	-	-	48,630
Resolution of derivative liabilities due to debt conversion	-	-	-	-	-	-	1,311,702	-	-	-	1,311,702
Reversal of deferred stock compensation due to forfeiture of unvested options	-	-	-	-	-	-	(184,800)	-	-	-	(184,800)
Write-offs of deferred stock compensation	-	-	-	-	-	-	(38,300)	-	-	-	(38,300)
Debt discount due to beneficial conversion features	-	-	-	-	-	-	25,000	-	-	-	25,000
Net Loss	-	-	-	-	-	-	-	-	-	(4,148,088)	(4,148,088)
Balances at December 31, 2013	38,232	$382,320	15,000	$150,000	85,664,558	$85,664	$40,090,878	(4,089)	$(12,039)	$(43,165,373)	$(2,468,550)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(4,148,088)	$(1,845,323)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization	51,663	61,172
Amortization of discounts and deferred financing costs	854,149	354,398
Impairment of intangible assets	-	27,044
Bad debt expense	24,917	-
Inventory obsolescence	244,540	-
Stock and warrants issued as payment for services	-	153,110
Gain on settlement of liabilities	(192,142)	27,437
Series D issued for services	925,787	-
Common stock issued for services	275,927	-
Common stock issued for loan extensions	16,612	45,748
Warrant expense	287,599	628,787
Re-acquisition of distributorship	-	907,872
True-up related to warrants issued in 2011	489,614	-
Recognition of deferred compensation related to vested options	86,350	309,450
Gain on fair market value of derivative liabilities	(365,496)	(4,651,061)
Increase in allowance for uncollectible notes receivable	-	1,993,233
Gain on Joint Venture	-	27,137
Convertible debt issued for settlements	90,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(42,499)	83,271
(Increase) decrease in inventory	(97,831)	(160,880)
(Increase) decrease in employee advances	8,212	15,308
(Increase) decrease in accrued interest receivable	-	(166,538)
(Increase) decrease in prepaids and other assets	(64,897)	(11,306)
Increase (decrease) in allowance for uncollectible interest	-	170,899
Increase (decrease) in accrued royalties and dividends	(428,238)	375,000
Increase (decrease) in accounts payable	(67,965)	200,401
Increase (decrease) in accrued liabilities	(21,838)	(26,299)
Increase (decrease) in accrued interest payable	251,643	254,959
Net cash flows used in operating activities	(1,821,981)	(1,226,181)

Cash flows from investing activities:
Purchase of property and equipment	(29,892)	-
Proceeds from notes receivable - related parties	-	371,839
Net cash flows (used in) provided by investing activities	(29,892)	371,839

Cash flows from financing activities:
Borrowings on debt	290,244	2,110,700
Payments on debt	(662,169)	(1,676,853)
Borrowings on convertible debt, net of original issue discounts	1,817,400	347,500
Payments on convertible debt	(331,500)	-
Cash paid for debt issuance costs	(9,200)	-
Cash proceeds from sale of common stock	-	100,000
Cash proceeds from sale of series C stock	740,030	-
Proceeds from exercise of warrants	5,760	15,248
Net cash flows provided by financing activities	1,850,565	896,595

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Decrease) increase in cash	(1,308)	42,253
Cash and cash equivalents, beginning of period	45,861	3,608
Cash and cash equivalents, end of period	$44,553	$45,861

Cash paid during the period for:
Interest	$130,147	$31,661
Income Taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt and interest	$406,645	$1,736,066
Series C preferred stock issued for conversion of related party debt and interest	348,600	-
Series C preferred stock issued for conversion of debt and interest	1,587,600	-
Resolution of derivative liabilities due to warrant exercise	48,630	-
Resolution of derivative liabilities due to debt conversions	1,311,702	-
Warrants reclassed to derivative liabilities	812,705	-
Debt discounts due to derivative liabilities	617,399	-
Debt discounts due to warrants issued with debt	51,643	-
Debt discounts due to beneficial conversion feature	25,000	-
Reversal of deferred compensation due to forfeiture of nonvested options	184,800	-
Write-off of deferred compensation	38,300	-

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

Loss Per Share

The Company computes loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares available.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2013 was $13,014 and the amount at December 31, 2012 was $234,727.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.  Inventories consist of powders, gels and the related packaging supplies.  The allowance for obsolete and slow moving inventory had a balance of $114,404 and $82,410 at December 31, 2013 and December 31, 2012, respectively.

Property and Equipment

In 2012 furniture and fixtures, computer equipment and a phone system with a combined cost of $69,425 were written off as obsolete.  The assets had been fully depreciated as of December 31, 2011 and no gain or loss was recorded on the asset disposition.  As of December 31, 2012, fixed assets consisted of $16,430 invested in the Company websites.  As of December 31, 2013, fixed assets consisted of $46,321 including furniture and fixtures, computer equipment, phone equipment and the Company websites.  These assets are depreciated using the straight line method over their estimated useful lives ranging from 3 to 5 years. The depreciation expense recorded in 2013 was $632 and the depreciation expense recorded in 2012 was $0.  The balance of accumulated depreciation was $17,062 and $16,430 at December 31, 2013 and December 31, 2012, respectively.

Intangible Assets

Intangible assets as of December 31, 2013 and 2012 consisted of a patent acquired in 2009 with a historical cost of $510,310. The intangible asset is being amortized over its estimated useful life of 10 years using the straight line method.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2013 and 2012.

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

At December 31, 2012, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

At December 31, 2013, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the conversion features of certain outstanding convertible notes payable.  The derivative liabilities related to stock purchase warrants were valued using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes were valued using the Black-Scholes Option Pricing Model assuming maximum value. These are Level 3 inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013 and 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2013	$-	$-	$1,040,850	$1,040,850
Derivative liabilities as of December 31, 2012	$-	$-	$1,336,574	$1,336,574

Derivatives

The Company entered into derivative financial instruments to manage its funding of current operations. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in profit or loss immediately.

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

Share-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Enacted Accounting Standards

There were various accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

NOTE 4 – OTHER SIGNIFICANT TRANSACTIONS

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

Forbearance Agreement

On August 17, 2012, Tonaquint, Inc., (“Tonaquint”) and the Company entered into a forbearance agreement in connection with a Securities Purchase Agreement by and between Tonaquint and the Company under which Tonaquint purchased a Secured Convertible Promissory Note in the original principal amount of $560,000 (the “Note”). Tonaquint agreed to convert $20,000 in principal amount owed under the Note into shares of the Company’s Common Stock and to accept a cash payment of $200,000 as payment in full for the remaining balance on or before October 16, 2012. The forbearance also gave the Company the option to extend the final payment date. In January of 2013, the Company issued 74,993 shares of Common Stock valued at $3,382 according to the original terms of the Forbearance agreement. The Company also paid $45,000 in 2013 and issued an additional 213,147 shares of Common Stock valued at $13,230 to Tonaquint to extend the final payment date to October 15, 2013 at which time the final $200,000 was paid in full. The aggregate fair value of these common shares of $16,612 and the $45,000 of cash payments are presented in the consolidated statements of operations as debt related expense in 2013.

Federal Payroll Tax Settlement Negotiation

In January of 2012, the Company made payment to the Internal Revenue Service (the “IRS”) for delinquent tax liabilities from 2004 and 2005.  In February of 2013, the IRS accepted Company’s offer of Compromise related to unpaid penalties and interest and on March 20, 2013, the Company paid the final $16,000 due under the compromise. This resulted in a gain on the settlement of liabilities of $192,142 during 2013.

Shipping and Consulting Agreement

On September 20, 2013, the Company entered into a Shipping and Consulting Agreement with WellDyne Health, LLC (“WellDyne”). Under the agreement, WellDyne agreed to provide certain storage, shipping, and consulting services, and was granted the right to conduct online resale of certain of the Company’s products to U.S. consumers. The agreement has an initial term of 3 years.

As additional consideration, an affiliate of WellDyne was issued 4,500,000 common stock warrants for the purchase shares of the Company’s Common Stock. The warrants vest on the date of grant, have a term of five years and an exercise price of $0.06, subject to adjustment as provided for therein. The fair value of the warrants was determined to be $287,599 and was expensed during the year ended December 31, 2013.

Brookhaven Medical, Inc. Agreement

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

The First BMI Note carries an interest rate of 8% per annum, and all unpaid principal and accrued but unpaid interest under the First BMI Note is due and payable on the later of (i) October 10, 2014, or (ii) the first anniversary of the date of the Merger Agreement. The First BMI Note may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Note may be converted, at the option of BMI, into shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $70.00 per share (see Note 5). The Company’s obligations under the First BMI Note are secured by all the assets of the Company and its subsidiaries.

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

The Second BMI Note carries an interest rate of 8% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Second BMI Note is due and payable on the later of (i) October 15, 2014, or (ii) the first anniversary of the date of the Merger Agreement. The Second BMI Note may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Second BMI Note may be converted, at the option of BMI, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to the Maturity Date (see Note 5).

In December of 2013, the Company and Brookhaven Medical, Inc. announced their mutual decision not to proceed with the proposed merger but to pursue other business relationships between the two companies.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal Amount	Accrued Interest
Araldo A. Cossutta	Mr. Cossutta is a member of the Board of Directors	Secured by assets of the company and payable on October 12, 2012 with interest accrued at 5% per annum. The note accrues default interest at 18% per annum.	$75,000	$18,512

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	10,743
Total			$115,620	$29,255

During the year ended December 31, 2013, related parties converted an aggregate of $300,000 of related party debt and $48,600 of accrued interest into 4,980 shares of Series C convertible preferred stock.

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal Amount	Accrued Interest
Lutz, Investments LP	Mr. Lutz is the CEO of the Company	Convertible note payable due March 31, 2012. The note is convertible into common stock at $0.19 per share.	$200,000	$14,115

Dr. Philip J. Rubinfeld	Mr. Rubinfeld is a member of the Board of Directors	Secured by assets of the company and payable on October 12, 2012 with interest accrued at 5% per annum. The note accrues default interest at 18% per annum.	100,000	7,609

Araldo A. Cossutta	Mr. Cossutta is a member of the Board of Directors	Secured by assets of the company and payable on October 12, 2012 with interest accrued at 5% per annum. The note accrues default interest at 18% per annum.	75,000	5,706

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	6,624
Total			$415,620	$34,054

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2013:

Note Payable	Terms of the agreement	Principal Amount	Unamortized Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	$223,500	-	$223,500	$58,998

Third Quarter 2012 Secured Subordinated Promissory Notes
Seventeen notes (including the two with related parties mentioned above) in the original aggregate principal amount of $1,055,000; (i) 5% interest due on maturity date; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full.  As of March 31, 2014 three of these notes remain due, of which two are with unrelated parties, in the aggregate principal amount of $110,000.
		35,000	-	35,000	9,013

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of March 31, 2014, $11,300 of this note is past due.	31,300	-	31,300	8,763

Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share (the notes convert automatically into common stock upon a qualified financing transaction, the notes are not convertible at the holders’ option); (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this filing these notes and all related interest are paid in full.	5,000	-	5,000	4,340

May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10% on each draw; (i) maturity date one year from the date of each draw (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid within the first 90 days. As of the date of this filing, this note at all related accrued interest has been paid in full.	39,900	(29,406)	10,494	1,995

July 16, 2013 Promissory Notes	Two $45,000 notes; (i) issued July 16, 2013 as part of two settlement agreements; (ii) interest accrues at 8%; (iii) due April 14, 2014; (iv) convertible 180 days after the issue date at 80% of the fair market value of the Company’s common stock. In the first quarter of 2014, the entire principal and accrued interest balance of these notes was converted into common stock.	90,000	-	90,000	3,629

BMI Note #1	Note in the principal amount of $1,000,000 which accrues interest at 8% per annum. The note is due October 10, 2014. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share.	1,000,000	-	1,000,000	18,192

Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month.	11,100	-	11,100	-

BMI Note #2	Note payable which accrues interest at 8% per annum and allows the Company to drawdown, as needed, an aggregate of $2,000,000, subject to an agreed upon schedule. The note is due October 15, 2014. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share.	200,000	(21,431)	178,569	2,652

Total		$1,635,800	$(50,837)	$1,584,963	$107,582

During the year ended December 31, 2013, the Company borrowed an aggregate of $290,244 and $1,817,400 under notes payable and convertible notes payable, respectively and repaid an aggregate of $662,169 and $331,500 on notes payable and convertible notes payable, respectively.

In connection with $140,000 of the 2013 borrowings, the Company issued an aggregate of 875,000 common stock warrants to the lenders (see Note 9). The fair value of the warrants was determined to be $51,643 and it was recorded as a discount to the notes that is being amortized to interest expense over the life of the notes using the effective interest rate method. During the year ended December 31, 2013, these discounts were fully amortized to interest expense.

During the year ended December 31, 2013, unrelated parties converted an aggregate of $1,360,822 of debt and $226,778 of accrued interest into 22,680 shares of Series C convertible preferred stock.

During the year ended December 31, 2013, unrelated parties converted an aggregate of $401,145 of debt and $5,500 of accrued interest into 11,239,999 shares of common stock.

$1,200,000 of the 2013 borrowings is convertible at the holder’s option into Series C convertible preferred stock at $70 per share. The $1,200,000 was drawn by the company on multiple dates. The Company evaluated each borrowing under FASB ASC 470-30 to determine if a beneficial conversion feature existed. The company determined beneficial conversion features existed on $200,000 of the borrowings. The intrinsic value of the beneficial conversion features was determined to be $25,000. The beneficial conversion features were recorded as discounts to the notes that are being amortized to interest expense. Amortization of these discounts totaled $3,569 for the year ended December 31, 2013.

In July of 2013, the Company established two notes payable in the amount of $45,000 each according to the terms of a settlement agreement. The company recognized settlement expense of $90,000 during 2013 associated with these notes. The settlement expense is included in general and administrative expenses in the statement of operation for the year ended December 31, 2013. The notes are unsecured, bear interest at 8% per annum and are due April 14, 2014. The notes become convertible 180 days after the issue date at 80% of the fair market value of the Company’s common stock.

The convertible notes associated with $628,900 of the 2013 borrowings qualified as derivative liabilities under FASB ASC 815 resulting in discounts to the notes of $617,399 (see Note 10). Also, in connection with these borrowings, the Company incurred original issue discounts totaling $11,500 which are being amortized to interest expense over the life of the notes.

As of December 31, 2013, unamortized deferred financing costs totaled $12,526. During 2013, the company paid third party debt issuance costs totaling $9,200. These costs are being amortized to interest expense over the life of the associated debt using the effective interest rate method. During 2013, aggregate amortization of deferred financing costs totaled $20,694. During the year ended December 31, 2013, aggregate amortization of debt discounts totaled $833,455.

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2012 (not including the Debentures described below):

Note Payable	Terms of the agreement	Principal Amount	Unamortized Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	$223,500	-	$223,500	$29,539

Purchase Order Financing Agreement	$50,000 note payable; (i) interest accrues at 10% per annum; (ii) proceeds used to purchase inventory; (iii) lender will be reimbursed $25 per gram as the inventory is sold. As of March 31, 2012 the lender is due $8,775 of sales proceeds.	43,847	-	43,847	536

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

June 21, 2011 Note
Convertible promissory note in the principal amount of $560,000; (i) interest accrues at 12% per annum; (ii) maturity date of June 21, 2015; (iii) upon closing the Company issued to the lender 100,000 shares of Common Stock valued at $60,000 and two warrants to purchase 250,000 shares of common stock each, with exercise prices of $0.50 $1.00; (iv) the debt is convertible at a 30% discount on the fair market value of the stock.  The Company measured the fair value of the warrants and the beneficial conversion feature of the note and recorded a discount against the principal of the note. (see  Note 4 "Other Significant Transaction - Forbearance Agreement")
		200,000	-	200,000	-

March 2012 Convertible Notes	Three convertible notes in the principal amount of $25,000, $50,000 and $100,000 respectively; (i) issued between March 3 and March 22, 2012; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates between March 31 and June 30, 2012. As of the date of this filing these notes are past due.	175,000	-	175,000	11,281

Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this this filing the April 3 note is past due.	25,000	-	25,000	1,629

May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10%; (i) maturity date one year from the effective date (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid within the first 90 days.	73,645	(18,005)	55,640	2,750

Total		$1,832,292	$(18,005)	$1,814,287	$113,781

Debentures

2010 Debentures

During 2010, the Company issued Debentures in the aggregate principal amount of $695,000 with a maturity date of March 2013. The Debentures could be converted into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder could convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock.  In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $297,857 was calculated as the total value of the beneficial conversion feature, which was amortized over the term of the debt.  In addition, debt issuance costs of $102,850 were deferred and amortized over the term of the debt.    Interest expense on the debentures accrued at 6% per annum.

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

In 2012, the debenture holder elected to convert $50,000 in principal into 1,387,754 shares of Common Stock.  In 2013, the debenture holder elected to convert $300,000 in principal into 8,351,368 shares of Common Stock.  A pro rata share of the discount associated with the debentures was expensed with each issuance of Common Stock. The balance of accrued interest payable related to the debentures was $18,238 at December 31, 2012. In 2013, the debenture holder also elected to receive a cash principal payment of $50,000 and accrued interest payable, accrued at 6% per annum, of $30,659.  As of December 31, 2013, the debentures have been paid in full and all related discounts and debt issuance costs are fully amortized. The balance of accrued interest payable at December 31, 2013 is $0.

NOTE 6 – INTANGIBLE ASSETS

Marketing Contacts

On September 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby BioPharma became a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, 4,500,000 shares of the Company’s common stock were issued in exchange for all the outstanding common stock of BioPharma.

Prior to the Merger Agreement, BioPharma entered into a 50% joint venture with A&Z Pharmaceutical, LLC (“A&Z”) a privately held wholesale distributor of pharmaceuticals, to form Pharma Technology International, LLC (“Pharma Tech”).

Pharma Tech entered into a Distribution Agreement (the “Distribution Agreement”) to market, distribute and sell the WCI wound care products in the Middle East through existing A&Z distribution channels. The agreement required a minimum of $500,000 of sales per year to maintain the exclusive right to sell the product.

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

At December 31, 2011 the Company evaluated the asset for impairment after the minimum sales requirement under the agreement was not reached.  The resulting impairment of $3,208,372 in addition to the amortization of $418,782 for the year ended December 31, 2011 resulted in a net carrying amount of $37,185.

In August of 2012, WCI terminated the Distribution Agreement due to Pharma Tech’s failure to sell a minimum of $500,000 of product.  As a result, the Company impaired the remaining $27,044 balance of the intangible asset.

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent.    Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability.  The intangible asset is being amortized over an estimated ten year useful life.

The activity for the intangible accounts is summarized below:

	2013	2012
Patent	$510,310	$510,310
Accumulated amortization	(216,882)	(165,851)
Patent, net of accumulated amortization	293,428	344,459
Total intangibles, net of accumulated amortization	$293,428	$344,459

The amount amortized for the year ended December 31, 2013 and 2012 was $51,031 and $61,172, respectively.

NOTE 7 – CUSTOMERS AND SUPPLIERS

WCI had one significant customer which accounted for approximately 14% of the Company’s sales in 2013 and two significant customers which accounted for 23% of sales in 2012.  In 2012, the order of the concentration for the two different customers accounted for the following percentages respectively, 13% and 10%. The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

The Company purchases all inventory from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.

In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000; (b) a royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, which was paid October, 2009; plus (d) a royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2013 and 2012 is $375,000 and $803,238, respectively.

On January 8, 2014 the Company made payment in the amount of $375,000 to Applied Nutritionals.

Federal Payroll Taxes

The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  A tax lien was filed against the Company in December 2009. As of December 31, 2011, unpaid payroll taxes and related penalties and interest totaled $116,145 and $224,494 respectively. On January 28, 2012 the Company made payment in the amount of $122,223 to the IRS for the balance due for payroll tax liabilities from 2004-2005 and for a portion of the interest and penalties.  In May of 2012 the Company submitted an offer of compromise to the IRS in addition to a payment of $4,000.  In February of 2013, the Company received a letter of acceptance of the offer of Compromise.  On March 20, 2013 the Company paid the final $16,000 due under the offer of compromise. In 2013, the Company recognized a gain on the settlement of liabilities of $192,142 associated with this settlement. The gain on the settlement is presented in other income in the statement of operations for the year ended December 31, 2013.

Inventory Contract

In December of 2013, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $139,132 of product.  Payment in the amount of $66,111 was made in December of 2013 with the remaining balance due at the time of delivery.  This amount was recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2013 based on the contractual obligation of the parties. The remaining balance due of $73,021 was paid in March of 2014. The Company did not have any contractual obligations to purchase product as of December 31, 2012.

Office Leases

The Company's corporate office is located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001.  The lease was entered into after the expiration of the Company’s old lease with Keystone Exploration, LTD. in November of 2013.  The lease expires on April 30, 2017 and requires base rent payments of $5,736.79 per month for months 1-17, $5,865.71 for months 18-29, and $5,994.63 for months 30-41. The Company also leases real property which it uses for its marketing staff in Denver, Colorado.  The lease is a 12 month lease expiring on November 30, 2014 and requires base rent payment of $300 per month.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock issued or outstanding as of December 31, 2013 and 2012.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution.  Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate.  There were no Series B Shares issued or outstanding as of December 31, 2013 and 2012.

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of December 31, 2013 there are 38,232 shares of Series C Preferred Stock issued and outstanding.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000.

During the year ended December 31, 2013, the Company issued an aggregate of 27,660 shares of Series C preferred stock for the conversion of $1,660,822 of principal and $275,378 of accrued interest on related party and unrelated party notes payable.

During the year ended December 31, 2013, the Company issued an aggregate of 10,572 shares of Series C preferred stock for cash proceeds of $740,030.

The Series C preferred stock earned dividends of $6,271 during the year ended December 31, 2013. As of December 31, 2013, these dividends were not yet declared or paid.

During the year ended December 31, 2013, the Company granted an aggregate of 15,000 shares of Series D preferred stock to employees and nonemployees for services. 13,000 of the shares were granted to employees and vest immediately upon grant, 1,000 of the shares were granted to an employee and vest in equal tranches over three years through October 1, 2016 and 1,000 of the shares were granted to a nonemployee and vest in equal tranches over three years through September 15, 2016. The aggregate fair value of the awards was determined to be $1,085,000 of which $925,787 was recognized during the year ended December 31, 2013 and $159,213 will be recognized over the remaining vesting periods.

The Company evaluated the Series C and Series D preferred stock under FASB ASC 815 and determined that they do not qualify as derivative liabilities. The Company then evaluated the Series C and Series D preferred stock for beneficial conversion features under FASB ASC 470-30 and determined that none existed.

Common Stock

During the year ended December 31, 2013, $5,760 was received and 240,000 common shares were issued for the exercise of 240,000 warrants and 1,029,334 common shares were issued for the cashless exercise of 1,299,769 warrants.

During the year ended December 31, 2013, an aggregate of 288,140 common shares with a fair  value of $16,612 were issued according to the terms of the Forbearance Agreement related to the June 21, 2011 Note Payable (see Note 4).

During the year ended December 31, 2013, the Company issued an aggregate of 4,084,615 common shares for services valued at $275,927.

During the year ended December 31, 2013, the Company issued an aggregate of 11,239,999 common shares for the conversion of principal of $401,145 and accrued interest of $5,500 of unrelated party debt.

During the year ended December 31, 2012, the Company issued 7,420,733 common shares for the conversion of $1,687,726 of debt and accrued interest, issued 311,913 common shares associated with a Forbearance Agreement valued at $56,072, issued 500,000 common shares for services valued at $72,500, issued 1,500,000 common shares for cash proceeds of $100,000, issued 160,000 common shares for the exercise of warrants and received cash proceeds of $38,448 and the Company issued 300,000 common shares for advertising services valued at $45,000.

During the year ended December 31, 2012, 164,286 common shares valued at $100,214 were returned to the Company and cancelled related to advertising services that were not provided.

Warrants

At December 31, 2013, there were 15,670,143 warrants outstanding with a weighted average exercise price of $0.37.

At December 31, 2012, there were 12,099,968 warrants outstanding with a weighted average exercise price of $0.65.

A summary of the status of the warrants granted at December 31, 2013 and 2012 and changes during the years then ended is presented below:

For the Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,938,668	$0.82
Granted	3,321,300	0.22
Exercised	(160,000)	1.00
Forfeited	-	-
Expired	-	-
Outstanding at end of period	12,099,968	$0.65

For the Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,099,968	$0.65
Granted	6,990,544	0.15
Exercised	(1,539,769)	1.38
Forfeited	(750,000)	0.09
Expired	(1,130,600)	0.83
Outstanding at end of period	15,670,143	$0.37

On June 19, 2013, the Company issued a total of 600,000 stock purchase warrants with a five year term to a lender as part of a note payable agreement.  Of the 600,000 warrants issued, 225,000 are immediately exercisable at $0.09 per share.  The remaining 375,000 warrants are exercisable at $0.09 per share only upon the Company’s default under the terms of the note payable agreement. The fair value of the warrants was determined to be $29,365 using the Black-Scholes Option Pricing Model and it was recorded as a discount to the associated debt.

On June 25, 2013, the company issued 175,000 stock purchase warrants to a lender related to a note purchase agreement.  The five year warrants are immediately exercisable into common stock at $0.09 per share.  The fair value of the warrants was determined to be $11,947 using the Black-Scholes Option Pricing Model and it was recorded as a discount to the associated debt.

On August 12, 2013 the Company issued 200,000 stock purchase warrants with a five year term to a lender as part of a note payable agreement.  The warrants are immediately exercisable at $0.075 per share.  The fair value of the warrants was determined to be $10,331 using the Black-Scholes Option Pricing Model and it was recorded as a discount to the associated debt.

On September 26, 2013, the Company issued the WelldDyne Warrant (see Note 4). The warrant allows the purchase shares of the Company’s Common Stock equal to 4,500,000 shares. The WellDyne Warrant has a term of five years and an exercise price of $0.06, subject to adjustment as provided for therein. The fair value of the warrants was determined to be $287,599 using the Black-Scholes Option Pricing Model and it was recognized as warrant expense during the year ended December 31, 2013.

During the fourth quarter of 2013, the Company discovered 1,515,544 outstanding warrants that were originally granted in 2011 for services, but never recognized. The warrants are exercisable at $0.44 per share, vested on August 22, 2011 and expire on August 22, 2016. The initial grant date fair value of the warrants was determined to be $489,614 using the Black-Scholes Option Pricing Model and it was recognized as a true-up related to warrants expense during the year ended December 31, 2013.

	As of December 31, 2013			As of December 31, 2013
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	4.8	$0.06	4,500,000	$0.06
0.08	550,000	4.2	0.08	550,000	0.08
0.09	625,000	4.3	0.09	625,000	0.09
0.15	1,571,300	3.6	0.15	1,571,300	0.15
0.25	120,000	1.8	0.25	120,000	0.25
0.40	1,299,999	0.7	0.40	1,299,999	0.40
0.44	1,515,544	2.6	0.44	1,515,544	0.44
0.50	2,236,650	0.5	0.50	2,236,650	0.50
0.60	975,000	2.7	0.60	975,000	0.60
0.75	120,000	1.8	0.75	120,000	0.75
1.00	2,156,650	0.5	1.00	2,156,650	1.00
$0.06-$1.00	15,670,143	2.7	$0.37	15,670,143	$0.37

Stock Options

During the year ended December 31, 2012, the Company granted 850,000 stock options to employees and contractors which vest over a three year period based upon continued employment with the Company, granted 3,193,500 stock options to board members which vest immediately upon grant and granted 1,000,000 stock options to an officer and Director which vest upon certain revenue performance conditions being met by June 30, 2013. The options are exercisable over a 5 year period at $0.15 per share.

As of December 31, 2012, $309,450 was recorded as deferred compensation associated with the unvested options granted during 2012. During the year ended December 31, 2013, 100,000 unvested options were forfeited due to a resignation and 1,000,000 unvested options were forfeited due to the vesting performance conditions not being met. These forfeitures resulted in $184,800 of the deferred compensation being reversed during 2013. During the year ended December 31, 2013, $86,350 of the deferred compensation was recognized as expense due to options vesting. The remaining deferred compensation associated with unvested options of $38,300 was written-off to equity during the year ended December 31, 2013.

A summary of the status of the stock options granted for the years ended December 31, 2013 and 2012, and changes during the periods then ended is presented below:

For the Year Ended December 31, 2012
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-
Granted	5,043,500	0.15
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	5,043,500	$0.15

For the Year Ended December 31, 2013
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,043,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	(1,100,000)	0.15
Expired	-	-
Outstanding at end of period	3,943,500	$0.15

	As of December 31, 2013			As of December 31, 2013
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	3.62	0.15	3,826,833	$0.15

NOTE 10 – DERIVATIVE LIABILITIES

Beginning in 2008, the Company issued stock purchase warrants to various lenders and investors as part of note payable agreements and stock subscription agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from December 31, 2012 to December 31, 2017. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  As of December 31, 2012, the Company had outstanding warrants entitling the holders to purchase 12,099,968 shares of the Company’s common stock upon exercise. As of December 31, 2013, the Company had outstanding warrants entitling the holders to purchase 15,670,143 shares of the Company’s common stock upon exercise.

In addition, beginning in 2010, the Company issued convertible debentures and notes payable to various lenders.  These debentures and notes were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock. As of December 31, 2013, the Company had outstanding convertible debt in the principal amount of $23,492.  The Company did not have any outstanding convertible debentures at December 31, 2013.

As of December 31, 2013 and 2012, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification.  Accordingly, the warrants and conversion options are treated as derivative liabilities and are carried at fair value.

As of December 31, 2012, the aggregate fair value of the outstanding derivative liabilities was $1,336,547. During the year ended December 31, 2013, an aggregate of 6,615,544 warrants were issued that qualified as derivative liabilities (see Note 9). The fair value of these warrants was determined to be $812,705 as of the grant date of the warrants and this amount was reclassified from equity to derivative liabilities. Also during 2013, the Company issued convertible promissory notes with an aggregate principal amount of $628,900 which qualified as derivative liabilities (see Note 5). The fair value of these conversion options was determined to be $768,736 of which $617,399 was recorded as a discount to the associated notes and $151,337 was recognized as a loss on derivative liabilities.

During the year ended December 31, 2013, an aggregate of 1,539,769 warrants were exercised (see Note 9). The fair value of these warrants on their date of exercise was determined to be $48,630 and this amount was reclassified to equity on the date of resolution of these derivative liabilities. Also during 2013, convertible notes with an outstanding principal amount of $901,145 were converted to common stock and Series C preferred stock. The fair value of these conversion options on their date of conversion was determined to be $1,311,702 and this amount was reclassified to equity on the date of resolution of these derivative liabilities.

As of December 31, 2013, the aggregate fair value of the outstanding derivative liabilities was $1,040,850. The total gain on derivative liabilities recognized for the year ended December 31, 2013 was $365,496.

During 2012, the Company estimated the fair value of the derivative liabilities using the American Options Binomial Method. During 2013, the Company the derivative liabilities related to stock purchase warrants were valued using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes were valued using the Black-Scholes Option Pricing Model assuming maximum value. The following table represents the assumptions used in these models:

Year:	2012	2013
Dividend yield:	1%	0%
Expected volatility	284.83% to 337.73%	106.09% to 196.26%
Risk free interest rate	.31% to 1.01%	.07% to 1.75%
Expected life (years)	1.00 to 5.00	0.16 to 5.00

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2013 and 2012:

Balance, December 31, 2011	$(5,417,525)
Change in Fair Value of Warrant Derivative Liability	3,461,614
Change in Fair Value of Beneficial Conversion Derivative Liability	879,514
Change in Fair Value of Debenture Derivative Liability	309,933
Adjustments to Warrant Derivative Liability	(1,245,647)
Adjustment to Beneficial Conversion Derivative Liability	164,657
Adjustment to Debenture Derivative Liability	510,880
Balance, December 31, 2012	(1,336,574)
Fair value of warrant derivatives on date of grant	(812,705)
Convertible debt derivatives recognized as derivative loss	(151,336)
Convertible debt derivatives recognized as debt discount	(617,399)
Resolution of warrant derivatives upon exercises	48,630
Resolution of convertible debt derivatives upon conversions	1,311,702
Gain on change in fair value of derivative liabilities	516,832
Balance, December 31, 2013	(1,040,850)

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

At December 31, 2013, a deferred tax asset results from the net operating loss carryover of approximately $29,300,000, based on the U.S. Corporate income tax rate of 34%.  A 100% valuation allowance has been provided for the deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

The unexpired net operating loss carry forward at December 31, 2013 is approximately $29,300,000 with various expiration dates between 2018 and 2033 if not utilized. All tax years starting with 2010 are open for examination.

Current deferred tax asset:

	2013	2012
Asset Reserve Accounts	$-	$984,068
Valuation allowance	-	(984,068)
Net benefit recorded	-	-

Non-current deferred tax asset:

	2013	2012
34% of net operating loss carry forwards	$9,948,987	$9,214,157
Valuation allowance	(9,948,987)	(9,214,157)
Net non-current deferred tax asset	-	-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2012 and 2011 are listed below.

	2013	2012
Expected federal income tax benefit	$1,410,350	$627,410
Valuation allowance	(734,830)	(1,928,362)
Debt Settlement Expense	-	8,940
Impairment Loss	-	(9,195)
Derivative Gain	124,269	1,581,360
Amortization of debt discounts and financing costs	(290,411)	(99,632)
Other	198,464	(167,871)
Stock-based compensation	(707,842)	-
Expiration of Net Operating Loss Carryover	-	(12,650)
Income tax expense (benefit)	$-	$-

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 12 – LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has not been reset.  We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

NOTE 13 -- SUBSEQUENT EVENTS

On January 8, 2014, the Company made payment of $375,000 to Applied Nutritionals, LLC for the 2013 royalties due.

On January 20, 2014, the Company received $50,000 from BioStructures, LLC upon FDA 510(k) clearance of the Bioactive Bone Graft Putty developed under an agreement between BioStrucutres, LLC and REsorbable Orthopedic Products, LLC.

During January 2014, the Company granted 350 shares of Series D preferred stock for services.

During January 2014, the Company issued 500,000 common shares which vest over 3 years and a 2% profit interest in the Case Management CellerateRX project for services rendered.

During January, 2014, the Company issued an aggregate of 1,087,762 shares of common stock for the conversion of notes payable with an aggregate principal amount of $90,000 and accrued interest payable in the amount of $3,729.

Between January and March 2014, the Company issued an aggregate of 31,087 shares of Series C preferred stock in exchange for aggregate cash proceeds of $2,176,010

During February and March, 2014, the Company issued an aggregate of 300,000 shares of common stock under the terms of a service agreement.

On March 10, 2014, the Company received $100,000 from BioStructures, LLC for the commercial license related to the Bioactive Bone Graft Putt developed under an agreement between BioStrucutres, LLC and REsorbable Orthopedic Products, LLC.

During March 2014, the Company granted an aggregate of 700,000 common shares to the Directors of the Company which vest immediately and awarded 500,000 common shares to the Chief Financial Officer of the Company which vest over three years.

During March 2014, the Company issued 30,000 common shares to a consultant for services.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 and as of the date of this filing due to a material weakness identified which is described below.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This was due to the existence of the following material weakness:

•	Material inconsistencies and omissions related to financial reporting associated with equity, debt issued with equity instruments and derivatives.

Management plans to remediate this material weakness through developing, implementing, and maintaining an effective process related to financial reporting associated equity, debt issued with equity instruments and derivatives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

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

4.1
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed November 30, 2007)

4.2
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010)

4.3
Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

4.4
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2014 amending the Company’s Current Report on Form 8-K filed October 15, 2013)

4.5	Certificate of Designations, Number, Voting Power, Preferences And Rights
of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2013)

10.1
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

10.2
Secured Promissory Note dated March 20, 2012, among Wound Management Technologies, Inc., Wound Care Innovations, LLC, BioPharma Management Technologies, Inc., Resorbable Orthopedic Products, LLC and Juventas, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2012)

10.3	Forbearance Agreement dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.4	Form of Secured Subordinated Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.5	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.6	Commitment Letter dated July 10, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 19, 2012)

10.7	Amendment to Forbearance Agreement dated July 25, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2012)

10.8	Forbearance Agreement dated August 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2012)

10.9	Amendment to Forbearance Agreement dated December 5, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 11, 2012)

10.10	Second Amendment to Forbearance Agreement dated effective January 2, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2013)

10.11	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2013)

10.12
Manufacturer Exclusive Distributor Agreement dated June 21, 2013 by and between Wound Care Innovations, LLC and Academy Medical, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013)

10.13
Shipping and Consulting Agreement dated September 20, 2013 by and between the Company and WellDyne Health, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2013)

10.14
Warrant for the Purchase of Shares of Common Stock, dated September 26, 2013 by and between Company and WellEnterprises USA, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2013)

10.15	Amendment A to Manufacturer Exclusive Distributor Agreement, dated August 7, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2013)

10.16	Amendment B to Manufacturer Exclusive Distributor Agreement, dated October 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2013)

10.17
Letter of Intent dated October 10, 2013 by and between Brookhaven Medical, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.18
Term Loan Agreement dated October 10, 2013 by and among the Company, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., and Brookhaven Medical, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.19
Senior Secured Convertible Promissory Note by and among the Company, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., and Brookhaven Medical, Inc. dated October 10, 2013 by and between (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.20
Security Agreement dated October 10, 2013 by and among the Company, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., and Brookhaven Medical, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 15, 2013)

10.21
Senior Secured Convertible Drawdown Promissory Note dated October 15, 2013 by and among the Company, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., and Brookhaven Medical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 22, 2013)

10.22
Drawdown Loan Agreement dated October 15, 2013 by and among the Company, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., and Brookhaven Medical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2013)

10.23
Security Agreement dated October 15, 2013 by and among the Company, Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., and Brookhaven Medical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2013)

10.24	First Amendment to Letter of Intent dated November 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2013)

10.25
First Amendment to Senior Secured Convertible Drawdown Promissory Note (original Note dated October 15, 2013) dated November 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 14, 2013)

10.26
First Amendment to Drawdown Loan Agreement (original Loan Agreement dated October 15, 2013) dated November 8, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2013)

10.27	Funding Agreement dated December 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.28
Office Lease was made and entered into on October 31, 2013, by and between SCG/CP One Hanover Park Owner, LLC and Wound Management Technologies, Inc. for office space located at 16633 North Dallas Parkway, Suite 250, Town of Addison, Dallas County, Texas. The lease term is 41 months beginning on December 1, 2013.

16.1
Accountant Letter from Pritchett, Siler & Hardy, P.C., the former accountants of the Company regarding their agreement with the statements made by the Company in its Current Report on Form 8-K filed August 21, 2013 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed August 21, 2013)

21.1           List of Subsidiaries.*

31.1	Certification of Principal Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date______ __, 2014	By:	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lutz, Jr.
Robert Lutz, Jr.

/s/ Darren Stine
Darren E. Stine

/s/ Deborah J. Hutchinson
Deborah J. Hutchinson

/s/ Robert E. Gross
Robert E. Gross

/s/  Dr. Philip J. Rubinfeld
Dr. Philip J. Rubinfeld

/s/  Dr. Thomas J. Kirchhofer
Dr. Tom Kirchhofer

/s/  Mr. Araldo Cossutta
Mr. Araldo Cossutta

/s/ Mr. John Feltman
Mr. John Feltman

Chief Executive Officer and Chairman (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

President and Director

Director

Director

Director

Director

Director
______ __, 2014 ______ __, 2014 ______ __, 2014 ______ __, 2014 ______ __, 2014 ______ __, 2014 ______ __, 2014 ______ __, 2014