Form 10-K/A
period 2013-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2014-04-14
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
          ------------------------------------------------------
Commission File Number 0-11808

FORM 10-K /A
Amendment No.1

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

Explanatory Note

Wound Management Technologies, Inc. (the Company) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on April 14, 2014, to update the dates on the certifications and signiture page.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date April 14, 2014	By:	/s/ Robert Lutz, Jr.
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

/s/ Mr. John Feltman
Mr. John Feltman

Chief Executive Officer and Chairman (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

President and Director

Director

Director

Director

Director

Director
April 14, 2014 April 14, 2014 April 14, 2014 April 14, 2014 April 14, 2014 April 14, 2014 April 14, 2014 April 14, 2014