Form 10-K/A
period 2013-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2014-04-30
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
          ------------------------------------------------------
Commission File Number 0-11808

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Wound Management Technologies, Inc. (the “Company”) is being filed for the purpose of including Part III (Items 10 through 14), which were originally indicated as intending to incorporate by reference from the Company’s proxy statement for its 2014 annual meeting of stockholders, which has not yet been filed. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

ITEM 9B.   OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the current directors and executive officers of the Company as of April 30, 2014:

The following table sets forth the names, ages, and positions of the current directors of Wound Management.

NAME	AGE	POSITION	YEAR FIRST ELECTED
Robert Lutz, Jr.	64	Chairman and Chief Executive Officer	2012
Araldo A. Cossutta	89	Director	1994
John Feltman	66	Director	2013
Robert E. Gross	69	Director	1994
Thomas J. Kirchhofer	73	Director	1994
Dr. Phillip J. Rubinfeld	58	Director	2010
Deborah Jenkins Hutchinson	55	Director and President	2010

Board of Directors

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

Deborah Jenkins Hutchinson is a Director of the Company and served as the Company’s President from January 12, 2010 until March 20, 2012.  From 2005 until January 12, 2010, she served in various capacities, including most recently, as President of Virtual Technology Licensing, LLC, a subsidiary of HEB, the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors of Private Access, Inc.

John Feltman has served a Director of the Company since October 11, 2013. Mr. Feltman is currently the Chair and Chief Executive Officer of both Brookhaven Medical, Inc. (“BMI”), and Brookhaven Capital Corporation, and also serves on the boards of Futurematrix Interventional, Inc., NCAT, Inc., and CreatiVasc Medical, Inc. Mr. Feltman—who was appointed to the Board in connection with a loan agreement between BMI and the Company, as further described in the Company’s Current Report on Form 8-K filed with the SEC on brings years of both governance experience and industry-specific expertise to the Board.

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

Thomas J. Kirchhofer is President of Synergy Wellness Centers of Georgia, Inc.  He is past president of the Georgia Chiropractic Association.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the executive officers of Wound Management.

NAME	AGE	POSITION
Robert Lutz, Jr.	64	Chairman and Chief Executive Officer
Deborah Jenkins Hutchinson	55	President
Darren Stine	43	Chief Financial Officer
Cathy Bradshaw	61	President of WCI

Biographies for Mr. Lutz and Ms. Hutchinson are listed in the Board of Directors Section.

Darren Stine—Chief Financial Officer. Mr. Stine has over twenty years of progressive and broad experience developing, managing, and leading finance and accounting functions for companies. In addition to holding senior management positions at JPO Management, County Fresh, Aventine Renewable Entergy, and EcoProduct Solution, he has also owned a successful tax and accounting consulting firm. Darren’s strengths include in-depth understanding of Federal and State Tax, SOX, Treasury, SEC Reporting, Auditing, and Finance & Accounting processes. He has been instrumental in strategically aligning companies to meet and exceed owner/shareholders expectation and in streamlining corporate procedures.

Cathy Bradshaw—President of Wound Care Innovations, LLC—Ms. Bradshaw has over 25 years of healthcare management experience in homecare, pharmacy & infusion services, long term care, and DME, including serving as SE Regional VP at Ivonyx, Inc. (home infusion) and Sr. VP of Managed Care/Contracting at Flag Ship Home Health in Florida. Cathy is responsible for the Science and Technology of CellerateRX®.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Independent Directors

The Board presently has two members from our management team—Robert Lutz, Jr. and Deborah Jenkins Hutchinson—and 5 non-management directors.  All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Lutz, who is not independent because he is currently Chief Executive Officer, and Ms. Hutchinson, who is the President of the Company.

Under the NASDAQ’s listing standards, no director qualifies as independent unless the Board affirmatively determines that he or she has no material relationship with Wound Management. Based upon information requested from and provided by each director concerning their background, employment, and affiliations, including commercial, banking, consulting, legal, accounting, charitable, and familial relationships, the Board has determined that, other than being a director and/or shareholder of Wound Management, each of the independent directors named above has either no relationship with Wound Management, either directly or as a partner, shareholder, or officer of an organization that has a relationship with Wound Management, or has only immaterial relationships with Wound Management, and is independent under the NASDAQ’s listing standards.

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors.  The Board of Directors meets on a monthly basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors.  It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings.  The Board of Directors does not currently have a standing audit, compensation, nominating or governance committee and the entire Board of Directors performs the functions of each such committees, participating in all relevant decisions thereof. It is the expectation of  the Company that, upon election of the new directors, it will be able to form standing committees so as to more efficiently perform their various functions, and that each such committee will adopt a charter as appropriate and make such charter available on the Company’s website. The Company further recognizes that none of its directors currently qualifies as an audit committee financial expert. The Board of Directors continues to search for qualified candidates to fill such role.

Nominations

The existing directors work to identify qualified candidates to serve as nominees for director. When identifying director nominees, the Board may consider, among other factors, the person’s reputation, integrity, and independence from the Company; skills and business, government or other professional acumen, bearing in mind the composition of the Board and the current state of the Company and the industry generally; the number of other public companies for which the person serves as director; and the availability of the person’s time and commitment to the Company. In the case of current directors being considered for re-nomination, the Board will also take into account the director’s tenure as a member of the Board, the director’s history of attendance at meetings of the Board and committees thereof and the director’s preparation for and participation in such meetings.

Shareholders seeking to nominate director candidates for inclusion in the Company’s proxy materials may do so by writing the Corporate Secretary of the Company and giving the recommended candidate’s name, biographical data and qualifications, if such recommendations are submitted by shareholders in compliance with the Company’s bylaws and within the time period set forth below under “Shareholder Proposals for 2015 Annual Meeting.”

Following identification of the need to replace a director, add a director or re-elect a director to the Board, and consideration of the above criteria and any shareholder recommendations, the Board will submit its recommended nominees to the shareholders for election. The Board utilizes this process, rather than a formal nominations committee, because they have found that, for the Company, the functions of a nominations committee are more than adequately addressed by this process.

Board Leadership Structure

The Board has no set policy with respect to the separation of the offices of Chairman and the Chief Executive Officer. Currently, Robert Lutz, Jr. serves as our Chairman and Chief Executive Officer.  There are currently no lead independent directors serving on the Board.

Our Board leadership structure is commonly utilized by other public companies in the United States, and we believe that it is effective for us. This leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among the Chief Executive Officer and the Chief Financial Officer and the independent directors. Of the seven members of our Board, five are independent from management.

Risk Management

The Board is responsible for overseeing our management and operations. The Board serves in the role of Audit Committee, fulfilling its responsibilities for general oversight of the integrity of Wound Management’s financial statements, Wound Management’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, the performance of Wound Management’s internal audit function, and risk assessment and risk management. We believe that the Board provides effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer term horizon. From this risk assessment plans are developed to deal with the risks identified. In addition, members of our management periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management is responsible for day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Meeting Attendance

During the fiscal year ended December 31, 2013, the Board of Directors held 16 meetings.  During 2013, each director (other than John Feltman, Deborah Hutchinson, and Philip Rubinfeld) attended all Board meetings (no director attended fewer than 75% of the meetings),  and each director received compensation for service to Wound Management for his or her role as director.  See “Executive Compensation—Compensation of Directors.”  Wound Management encourages, but does not require, directors to attend the annual meeting of shareholders; however, such attendance allows for direct interaction between shareholders and members of the Board of Directors.

Code of Ethics

On April 2, 2012 we adopted a Code of Ethics applicable to our principal executive, financial and accounting officers.  The Code of Ethics can be found on our website at http://wmgtech.com under Investor Relations.

Shareholder Communications with the Board

Any Company shareholder or other interested party who wishes to communicate with the non-management directors as a group may direct such communications by writing to the:

Company Secretary
Wound Management Technologies, Inc.
16633 Dallas Parkway, Suite 250
Addison, TX 75001

The communication must be clearly addressed to the Board or to a specific director. If a response is desired, the individual should also provide contact information such as name, address and telephone number.

All such communications will be reviewed initially by the Company Secretary. The Company Secretary will forward to the appropriate director(s) all correspondence, except for items of the following nature:
  ●   advertising;
  ●   promotions of a product or service;
  ●   patently offensive material; and
  ●   matters completely unrelated to the Board’s functions, Company performance, Company policies or that could not reasonably be expected to affect the Company’s public perception.

The Company Secretary will prepare a periodic summary report of all such communications for the Board. Correspondence not forwarded to the Board will be retained by the Company and will be made available to any director upon request.

ITEM 11.  EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Robert Lutz, Jr (a)	2012	-	-	-	672,000	(b)	-	-	-	672,000
	2013	125,000	-	420,000	-		-	-	-	545,000

Deborah J. Hutchinson (c)	2012	-	-	-	2,644		-	-	-	2,644
	2013	32,500		140,000	-		-	-	-	171,250

Cathy Bradshaw (d)	2012	120,000	-	-	33,600 -		- -	- -	- -	153,600
	2013	120,000	-	70,000						190,000

Notes to Summary Compensation Table

(a)  Robert Lutz, Jr. was appointed to fill the remaining vacancy on the Company’s Board of Directors and to serve as the Chairman of the Board and as the Company’s President and Chief Executive Officer on March 20, 2012.  He elected not to receive compensation in 2012.

(b) These options were forfeited February 15 of 2013.

(c) Deborah J. Hutchinson resigned as the Company’s President on March 20, 2012, and was reappointed as President effective October 16, 2013.

(d)  Cathy Bradshaw is the President of WCI and, because the primary focus of the Company has been concentrated within this subsidiary, her compensation has been included in this Executive Compensation disclosure.

Employment Agreements

None of our executive officers or employees listed above has an employment agreements or change in control agreements with the Company or its subsidiaries and there are no verbal agreements with any of these executives or other employees regarding their employment or compensation.

In November of 2013, Ms. Cathy Bradshaw received a grant of 1,000 shares of Series D Preferred Stock, which shares will vest in equal tranches over three years.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  In the 2013, the Company did not issue any equity compensation to the members of its Board of Directors in respect of their service thereon. In the future we might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

Wound Management does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors.  No other or additional compensation for services were paid to any of the directors. We will continue to periodically reevaluate with assistance from independent compensation consultants retained by the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards at December 31, 2013 for our named executive officers.  We do not currently have an equity incentive plan; therefore, these columns have been omitted from the following table.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($) (2)
Araldo A. Cossutta	52,000	—	0.15	9/11/2017	—	—
Dr. Philip J. Rubinfeld	18,750	—	0.15	9/11/2017	—	—
Thomas J. Kirchhoffer	52,000	—	0.15	9/11/2017	—	—
Robert E. Gross	52,000	—	0.15	9/11/2017	—	—
Deborah J. Hutchinson	18,750	—	0.15	9/11/2017	—	—
John Feltman	-	—			—	—
Cathy Bradshaw (1)	66,667	133,333	0.15	8/17/2017	1,000	115,000
	3,260,167		1.00	300,873	1,000	115,000

Footnotes to Outstanding Equity Awards table:
(1)
Ms. Bradshaw's 200,000 stock purchase options issued on 8/17/2012 vest over a 3-year period beginning on the first anniversary of issuance.  Additionally, Ms. Bradshaw was issued 1,000 shares  Series D Preferred Stock pursuant to a restricted stock agreement on 11/13/13, which shares vest over a 3-year period.

Pension Benefits

Wound Management does not sponsor any pension benefit plans and none of the named executive officers contribute to such a plan.

Non-Qualified Deferred Compensation

Wound Management does not sponsor any non-qualified defined compensation plans or other non-qualified deferred compensation plans and none of the named executive officers contribute to any such plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2014 the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of April 28, 2014:  (a) there were 88,782,320 and 85,778,231 shares of common stock issued and outstanding, respectively, with 4,089 shares held as treasury stock, (b) 67,833 shares of Series C Preferred Stock issued and outstanding, and 15,300 shares of Series D Preferred Stock issued and outstanding.

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

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage

HEB LLC	10,273,064	11.99%	—	—
777 Main St. Suite 3100
Fort Worth, TX 76102

Applied Nutritionals, LLC	6,000,000	7.00%	—	—
1890 Bucknell Drive,
Bethlehem, PA 18015

	Common Stock		Preferred Stock
Officers and Directors:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Robert Lutz, Jr. (1)	250,000	0.29%	9,257	17.39%
Araldo A. Cossutta (2)	6,257,000	7.30%	—	—
Dr. Philip J. Rubinfeld (3)	368,750	0.43%	—	—
Thomas J. Kirchhoffer (4)	52,000	0.06%	—	—
Robert E. Gross (5)	52,000	0.06%	—	—
Cathy Bradshaw (6)	316,667	0.37%	1,000	1.88%
Deborah J. Hutchinson (7)	268,750	0.31%	2,000	3.76%
John Feltman	12,000	0.01%	—	—
All directors and executive officers as a group (8 persons)	10,577,167	12.22%	9,000	23.03%

(1)
Mr. Robert Lutz Jr. may be deemed to beneficially own 250,000 shares of stock held by his wife. Ownership of Preferred Stock includes 6,000 shares of Series D Preferred Stock and 3,257 shares of Series C Preferred Stock.

(2)	Reflects 127,000 shares issuable upon the exercise of warrants.
(3)	Reflects 368,750 shares issuable upon the exercise of warrants.
(4)	Reflects 52,000 shares issuable upon the exercise of warrants.
(5)	Reflects 52,000 shares issuable upon the exercise of warrants.
(6)	Reflects 66,667 share issuable upon the exercise Ownership of Preferred Stock includes 1,000 shares of Series D Preferred Stock
(7)	Reflects 18,750 shares issuable upon the exercise of warrants. Ownership of Preferred Stock includes 2,000 shares of Series D Preferred Stock

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2013, with the exception of the following:

Section 16(a) Beneficial Ownership Reporting Compliance Table
Shareholder	Number of Late Reports	Number of Transactions
Robert E. Gross1	2	1
Thomas J. Kirchhofer1	2	1
Robert Lutz Jr.2	3	4
Philip J. Rubinfeld1, 2	3	3
Deborah Jenkins Hutchinson2	2	2
Araldo A. Cossutta	1	15

(1) Denotes directors, officers, or 10% owners who were required to file Form 3s during a prior fiscal year but who did not timely file and were not reported as having failed to timely file on the Form 10-K covering that period.
(2) Denotes directors, officers, or 10% owners who reported one or more delinquent filings on Form 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than officer and director compensation arrangements disclosed under Item 11 above, the Company was not involved in any transactions with related parties during fiscal years 2012 or 2013.

All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Lutz and Ms. Hutchinson, who serve as officers of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We engaged MaloneBailey, LLP to conduct our audits for the three-month period ended September 30, 2013, and the twelve-month period ended December 31, 2013, and our audit fees for services performed such period were $54,000.  Our prior audit firm was Pritchett, Siler & Hardy, P.C., and our audit fees for services performed during the first two quarters of 2013 and the twelve-month period ended December 31, 2013, were $15,292 and $63,677, respectively.

Audit-Related Fees.  The aggregate fees billed by Pritchett, Siler & Hardy, P.C. and Malone Bailey LLP for assurance and related services that were reasonably related to the performance of the audit or review of Wound Management’s financial statements which are not reported in “audit fees” above, for the years ended December 31, 2013 and December 31, 2012, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Pritchett, Siler & Hardy, P.C. for professional services rendered for tax compliance, tax advice or tax planning for the year ended December 31, 2012 were $14,581.  No other tax fees were paid to either of the above-mentioned firms during the previous two years.

All Other Fees.  The aggregate fees billed by Pritchett, Siler & Hardy, P.C. and Malone Bailey LLP for other services, exclusive of the fees disclosed above relating to financial statement audit and audit-related services and tax compliance, advice or planning, for the years ended December 31, 2012 and 2013, was $0.

Consideration of Non-audit Services Provided by the Independent Auditors.  The Board has considered whether the services provided for non-audit services are compatible with maintaining Malone Bailey LLP’s independence, and has concluded that the independence of such firm has been maintained.

Audit Committee Pre-Approval Policy

The policy of the Board, in its capacity as the Company’s audit committee, is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Board approved all of the fees described above. The Board may also pre-approve particular services on a case-by-case basis. The independent public accountants are required to periodically report to the Board regarding the extent of services provided by the independent public accountants in accordance with such pre-approval. The Board may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Board at the next scheduled meeting.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date April 30, 2014	By:	/s/ Robert Lutz, Jr.
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

/s/ Mr. John Feltman
Mr. John Feltman

Chief Executive Officer and Chairman (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

President and Director

Director

Director

Director

Director

Director
April 30, 2014 April 30, 2014 April 30, 2014 April 30, 2014 April 30, 2014 April 30, 2014 April 30, 2014 April 30, 2014