Form 10-Q
period 2014-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2014-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No.    0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16633 Dallas Parkway
Suite 250
Addison, Texas 75001
(Address of principal executive offices)
(972) 218-0935
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

As of April 30, 2014, 87,578,231 shares of the Issuer's $.001 par value common stock were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of March 31, 2014.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2013.

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

The Company, through its wholly-owned subsidiary, Wound Care Innovations, LLC (WCI), markets and sells the patented CellerateRX® products in the expanding advanced wound care market. CellerateRX’s activated collagen, which is approximately 1/100th the size of native collagen, delivers the essential benefits of collagen to a wound immediately—other forms of native, intact collagen in commercially available products require time for the body to prepare the collagen for use in the wound healing process. CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form. CellerateRX is currently approved for reimbursement under Medicare Part B, and no prescription is required.

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

The Company is also pursuing additional product lines through its subsidiary, Resorbable Orthopedic Products, LLC. In September 2009, ROP acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  The Company announced on February 18, 2014 that the FDA 510(k) cleared our submission for the resorbable orthopedic hemostat. In 2011, the Company executed a development and license agreement with BioStructures, LLC to develop products in the field of bone remodeling, based on ROP’s patent for use in the human skeletal system.  This license agreement excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (resorbable bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023.

Management Letter

Wound Management Technologies is pleased to report revenues of $682,294 for the first quarter of 2014, a gain of approximately 82% over $374,724 from the first quarter of 2013. Approximately 80% of revenues were from CellerateRX(R) product line and the other 20% of revenue occurred in the Resorbable Orthopedic Products, LLC subsidiary (ROP). The CellerateRX first quarter revenues included sales to existing customers (i.e. DME, HC, Hospitals, LTC, MD, and Rx) along with establishing 65 new accounts mixed between the wound care and surgical product lines. Our relationship with WellDyne has continued to strengthen culminating in the formalization of a three-year Marketing Services and Shipping Agreement for the CellerateRX wound care and surgical product lines. Together we are exploring those and other new marketing programs and segments for our products.

Wound Management Technologies, Inc., announced on December 18, 2013 that it had received a financing commitment from existing shareholders to invest an additional $2.4 million in shares of Series C Preferred Stock,  and also to convert over $1.5 M of existing debt into Series C Preferred Stock. The financing subscription documents were received and substantially funded by the end of the first quarter 2014. The Board of Directors unanimously supported this action and authorized a $3M extension to the Series C offering. The support of our shareholders provided the opportunity to pursue our three-year plan with funding in place.

Wound Management Technologies, Inc., through its subsidiary, Resorbable Orthopedic Products, LLC, has granted a commercial license to BioStructures, LLC to market their newly FDA 510(k) cleared Bioactive Bone Graft Putty (Signafuse™). BioStructures developed this product under the Development and License Agreement with ROP that was announced on November 11, 2011 under which BioStructures combined their proprietary biomaterials with ROP's patented resorbable wax carrier. This license establishes Resorbable Orthopedic Products revenue stream.

As we continue to grow we have filled several key positions.  Mr. Darren Stine as the Company's new Chief Financial Officer and Mr. Barry Constantine has agreed to expand his role within the Company as its new Director of Research and Development. Dr. Jane Fore is the new Chief Medical Officer for the Wound Care Innovations Subsidiary and Dr. Alec Hochstein has joined the company as Medical Director. Both are actively involved in the CellerateRX(R) Activated Collagen product line.

Results of Operations

For the three months ended March 31, 2014, compared with the three months ended March 31, 2013:

Revenues.  The Company generated revenues for the three months ended March 31, 2014, of $682,294, as compared to revenues of $374,724 for the three months ended March 31, 2013, or 82% increase in revenues. The increase in revenues is due in part to the receipt of $150,000 due under the Development and License Agreement between BioStructures, LLC and ROP upon 510K clearance of Biostructure’s first product under the agreement and the subsequent granting of a commercial license.  The remaining increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers and the successful launch of the CellerateRX Surgical powder product.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2014, was $168,723, as compared to costs of goods sold of $215,090 for the three months ended March 31, 2013, or a 22% decrease. The cost of goods sold decreased in 2014 due to the Company’s decision to present the cost of external commissions as general and administrative expenses rather than cost of goods sold.

General and administrative expenses (“G&A”). G&A expenses for the three months ended March 31, 2014, were $913,234, as compared to G&A expenses of $546,311 for the three months ended March 31, 2013, or a 67% increase in G&A expenses. G&A expenses increased in 2014 due to increased payroll and consulting expenses related to the expansion of the Company’s staff as well as to increased legal fees as the Company pursues various strategic relationships and product development opportunities.

Interest expense.  Interest expense was $163,143 for the three months ended March 31, 2014, as compared to $110,125 for the three months ended March 31, 2013, or an increase of 48%.  Interest expense increased in 2014 due to the amortization of discounts related to two notes converted into stock.

Debt related expense.  Debt related expense was $0 for the three months ended March 31, 2014, as compared to $18,382 for the three months ended March 31, 2013.  In 2013 the Company incurred $18,382 in extension fees.  No such fees were incurred in 2014.

Net income/loss. We had a net loss for the three months ended March 31, 2014 of $545,963, as compared to a net loss of $942,266 for the three months ended March 31, 2013.  Net loss decreased in 2014 as the Company increased revenues and recorded a gain on the change in fair value of derivative liabilities of $30,818 in 2014 compared to a loss of $577,805 in 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $2,342,812, including cash of $1,363,754 and inventories of $383,590.  As of December 31, 2013, our current assets of $654,459 included cash of $44,553 and inventories of $307,502.

As of March 31, 2014, we had total current liabilities of $2,249,713 including $1,580,886 of notes payable and convertible notes payable to related and unrelated parties. Our current liabilities also include $93,750 of current year royalties payable.  As of December 31, 2013, our current liabilities of $3,445,696 included $1,700,583 notes payable and convertible notes payable to related and unrelated parties and prior year accrued royalties payable of $375,000.

As of March 31, 2014, our current liabilities also included derivative liabilities of $49,035 related to 1,150,000 of the 12,196,843 outstanding stock purchase warrants.  At December 31, 2013, our derivative liabilities totaled $1,040,850 and consisted of 15,670,143 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.

For the three months ended March 31, 2014, net cash used in operating activities was $682,920 compared to $610,857 used in the first three months of 2013.

We the three months ended March 31, 2014 we used $4,089 in investing activities. No cash was used in or provided by investing activities in the first three months of 2013.

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $2,006,210 for the three months ended March 31, 2014, and $963,735 for the three months ended March 31, 2013.  We may need to raise additional capital to bring additional products to market in the next year.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2014, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Commitments

Federal payroll taxes.  The Company was delinquent in the payment of 2004-2005 tax liabilities with the Internal Revenue Service (the “IRS”).  A tax lien was filed against the Company in December 2009. In January of 2012 the Company made payment to the IRS for the balance due for the payroll tax liabilities.  As of December 31, 2013, unpaid penalties and interest related to the payroll tax liabilities totaled $208,142.  In February of 2013, the Company’s offer of Compromise was accepted by the IRS and on March 20, 2013, the Company paid the final $16,000 due under the compromise.

Royalty agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2013 was $375,000. As of March 31, 2014, the balance of accrued royalties for the current year is $93,750.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
 (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,363,754	$44,553
Accounts receivable, net of allowance for bad debt of $16,506 and $13,014	242,558	221,549
Inventory, net of allowance for obsolescence of $88,984 and $114,404	383,590	307,502
Employee advances	1,640	3,620
Deferred loan costs	-	1,032
Prepaid and other assets	351,270	76,203
Total Current Assets	2,342,812	654,459

LONG-TERM ASSETS:
Property plant and equipment, net of accumulated depreciation of $18,279 and $17,062	32,131	29,259
Intangible assets, net of accumulated amortization of $229,640 and $216,882	280,670	293,428

TOTAL ASSETS	$2,655,613	$977,146

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$362,852	$192,166
Accrued royalties and dividends	93,750	375,000
Accrued liabilities	1,186	260
Accrued interest - related parties	33,645	29,255
Accrued interest	128,359	107,582
Derivative liabilities	49,035	1,040,850
Notes payable - related parties	115,620	115,620
Convertible notes payable, net of unamortized discounts of $14,734 and $50,837	1,185,266	1,284,063
Notes payable	280,000	300,900
Total Current Liabilities	2,249,713	3,445,696

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Redeemable Preferred Stock, $10 par value, 75,000 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 67,833 issued and outstanding as of March 31, 2014 and 38,232 issued and outstanding as of December 31, 2013	678,331	382,320
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; 15,350 issued and outstanding as of March 31, 2014 and 15,000 issued and outstanding as of December 31, 2013	153,500	150,000
Common Stock: $.001 par value; 100,000,000 shares authorized; 87,552,320 issued and 87,548,231 outstanding as of March 31, 2014 and 85,664,558 issued and 85,660,469 outstanding as of December 31, 2013	87,552	85,664
Additional paid-in capital	43,209,892	40,090,878
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(43,711,336)	(43,165,373)
Total Stockholders' Equity (Deficit)	405,900	(2,468,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,655,613	$977,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

REVENUES	$682,294	$374,724

COST OF GOODS SOLD	168,723	215,090

GROSS PROFIT	513,571	159,634

OPERATING EXPENSES:
General and Administrative Expenses	913,234	546,311
Depreciation / Amortization	13,975	12,758
Impairment of Intangible Assets	-	3,661
LOSS FROM OPERATIONS	(413,638)	(403,096)

OTHER INCOME (EXPENSES):
Gain (loss) on change in fair value of derivative liabilities	30,818	(577,805)
Other income	-	167,142
Interest expense	(163,143)	(110,125)
Debt related expense	-	(18,382)

NET LOSS	(545,963)	(942,266)

Series C convertible preferred stock dividends	(50,117)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(596,080)	$(942,266)

Basic and diluted loss per share of common stock	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	86,486,298	70,336,510

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(545,963)	$(942,266)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,975	12,758
Amortization of discounts and deferred financing costs	127,135	50,418
Bad debt expense	10,970	-
Inventory obsolescence	188	-
Common stock and warrants issued as payment for services	-	101,750
Series D preferred shares issued for services	74,234	-
Loss on debt settlement	-	25,000
Common stock issued for services	129,443	-
Common stock issued for loan extensions	-	3,382
(Gain) loss on change in fair value of derivative liabilities	(30,818)	577,805
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,979)	(11,136)
(Increase) decrease in inventory	(76,276)	127,320
(Increase) decrease in employee advances	1,980	(8,000)
(Increase) decrease in prepaids and other assets	(275,067)	5,936
Increase (decrease) in accrued royalties and dividends	(281,250)	(410,369)
Increase (decrease) in accounts payable	170,686	(8,262)
Increase (decrease) in accrued liabilities	926	(198,779)
Increase (decrease) in accrued interest payable	28,896	63,586
Net cash flows used in operating activities	(682,920)	(610,857)

Cash flows from investing activities:
Purchase of property and equipment	(4,089)	-
Net cash flows used in investing activities	(4,089)	-

Cash flows from financing activities:
Payments on debt	(20,900)	(65,025)
Borrowings on convertible debt, net of original issue discounts	-	523,000
Payments on convertible debt	(44,900)	-
Cash proceeds from sale of series C preferred stock	2,072,010	500,000
Proceeds from exercise of warrants	-	5,760
Net cash flows provided by financing activities	2,006,210	963,735

Increase in cash	1,319,201	352,878
Cash and cash equivalents, beginning of period	44,553	45,861
Cash and cash equivalents, end of period	$1,363,754	$398,739

Cash paid during the period for:
Interest	$7,112	$14,505
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt and interest	$93,729	$179,635
Common stock issued for services	-	101,750
Common stock issued for debt related costs	-	3,812
Resolution of derivative liabilities due to debt conversions	132,417	-
Debt discounts due to derivative liabilities	90,000	-
Resolution of derivative liabilities due to removal of convertible debt	918,580	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2014 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2013 and 2012, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At March 31, 2014, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  During the three months ended March 31, 2014, the Company’s financial instruments also consisted of the derivative liabilities related to convertible debt. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes were valued using the Black-Scholes Option Pricing Model assuming maximum value. These are Level 3 inputs.  The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

These unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding and the success of its future operations.   The ability of the Company to achieve these objectives cannot be determined at this time.

NOTE 3 – NOTES PAYABLE

In January of 2014, the Company paid $20,000 in principal on the September 28, 2012 Promissory Note in the original amount of $51,300 and the final $5,000 in principal and $5,000 in accrued interest due on the Second Quarter 2012 Convertible Note in the original amount of $25,000.

In January of 2014, the Company converted $90,000 of principal and $3,729 of accrued interest payable related to the two July 16, 2013 promissory notes into 1,087,762 shares of common stock..

In March of 2014, the Company paid the final $39,900 in principal and $1,995 in accrued interest due on the May 30, 2012 Convertible note.

During the three months ended March 31, 2014, the Company paid a total of $900 to Quest Capital as part of the furniture purchase agreement note in the original amount of $11,700.

During the three months ended March 31, 2014, aggregate amortization of debt discounts and deferred financing costs was $126,103 and $1,032, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of March 31, 2014 there are 67,833 shares of Series C Preferred Stock issued and outstanding.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2014 there are 15,350 shares of Series D Preferred Stock issued and outstanding.

In February of 2014, the Company issued 350 shares of Series D preferred stock to a nonemployee for services rendered. The shares vest immediately and were recorded at their fair value of $42,000 during the three months ended March 31, 2014. In addition, during the three months ended March 31, 2014, the Company recognized additional expense of $32,234 related to the amortization of Series D preferred stock awards to an employee and a nonemployee granted in 2013.

During the three months ended March 31, 2014, the Company issued an aggregate of 29,601 shares of Series C preferred stock for cash proceeds of $2,072,010.

The Series C preferred stock earned dividends of $50,117 during the three months ended March 31, 2014. As of March 31, 2014, no Series C preferred stock dividends have been declared or paid.

Common Stock

In January of 2014, the Company issued 1,087,762 common shares for the conversion of notes payable and accrued interest in the amounts of $90,000 and $3,729, respectively.

During the three months ended March 31, 2014, the Company issued 500,000 shares of common stock valued at $84,000 to company directors and 300,000 shares of common stock for services valued at $35,500.

During the three months ended March 31, 2014, the company granted an aggregate of 1,000,000 shares of stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000. During the three months ended March 31, 2014, $9,943 was expensed and $110,057 remains to be expensed over the remaining vesting period. The common shares were not yet issued as of March 31, 2014.

Warrants

A summary of the status of the warrants granted for the three months ended March 31, 2014, and changes during the period then ended is presented below:

For the Three Months Ended March 31, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,670,143	$0.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	3,473,300	0.75
Outstanding at end of period	12,196,843	$0.26

	As of March 31, 2014			As of March 31, 2014
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	4.5	$0.06	4,500,000	$0.06
0.08	550,000	3.9	0.08	550,000	0.08
0.09	625,000	4.0	0.09	625,000	0.09
0.15	1,571,300	3.4	0.15	1,571,300	0.15
0.25	120,000	1.6	0.25	120,000	0.25
0.40	1,299,999	0.5	0.40	1,299,999	0.40
0.44	1,515,544	2.4	0.44	1,515,544	0.44
0.50	500,000	1.5	0.50	500,000	0.50
0.60	975,000	2.5	0.60	975,000	0.60
0.75	120,000	1.6	0.75	120,000	0.75
1.00	420,000	1.5	1.00	420,000	1.00
$0.06-1.00	12,196,843	3.2	$0.26	12,196,843	$0.26

The aggregate intrinsic value of the exercisable warrants as of March 31, 2014 was $285,125.

Stock Options

A summary of the status of the stock options granted for the nine months ended March 31, 2014, and changes during the period then ended is presented below:

For the Nine Months Ended March 31, 2014
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	3,943,500	$0.15

	As of March 31, 2014			As of March 31, 2014
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	3.39	0.15	3,826,833	$0.15

The aggregate intrinsic value of the exercisable options as of March 31, 2014 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the outstanding warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the three months ended March 31, 2014, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock. As of March 31, 2014, only 1,150,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Carrying Value at
	March 31,	Fair Value Measurement at March 31, 2014
	2014	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$49,035	$-	$-	$49,035
Convertible debt derivative liabilities	-	-	-	-
Total	$49,035	$-	$-	$49,035

	Carrying Value at
	December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$955,350	$-	$-	$955,350
Convertible debt derivative liabilities	85,500	-	-	85,500
Total	$1,040,850	$-	$-	$1,040,850

The Company estimated the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the Black-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	82% to 174%
Risk free interest rate	0.03% to 1.73%
Expected life (years)	0.00 to 4.52

The following table sets forth the changes in the fair value of derivative liabilities for the three months ended March 31, 2014:

Balance, December 31, 2013	$(1,040,850)
Convertible debt derivatives recognized as derivative loss	(22,500)
Convertible debt derivatives recognized as debt discount	(90,000)
Resolution of convertible debt derivatives upon conversions	132,417
Resolution of convertible debt derivatives upon debt payoff	59,311
Resolution of warrant derivatives no longer qualifying as derivative liabilities	918,580
Loss on change in fair value of derivative liabilities	(5,993)
Balance, March 31, 2014	$(49,035)

The aggregate gain on derivative liabilities for the three months ended March 31, 2014 was $30,818.

NOTE 6 – RELATED PARTY TRANSACTIONS

Funds are advanced to the Company from various related parties including members of the board of directors.  As of March 31, 2014, the Company owes a total of $115,620 in principal and $33,645 in accrued interest to four related parties.

NOTE 7 - SUBSEQUENT EVENTS

In April of 2014, the Company issued 30,000 shares of common stock according to the terms of a consulting agreement from 2011.

In April of 2014, the Company issued 200 shares of Series C preferred stock for cash proceeds of $14,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to due to definciencies in our controls over valuation of embedded derivatives.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has now been reset for trial for the week of September 29, 2014. Subsequent to the declaration of mistrial, Ken Link amended his pleadings and alleges now that Wound Management Technologies, Inc. never intended to pay the $223,500 promissory note, which included a $1,000 per day late charge, a $20,000 one-time fee, and 200,000 shares of stock, and asserting a damage claim of $223,500 and the loss of the benefit of the bargain related to the shares of stock, plus pre-judgment and post-judgment interest, exemplary damages, and attorney's fees. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2014.  The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended March 31, 2014.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial Statements” filed herewith:

In January of 2014, the Company issued 1,087,762 in conversion of notes payable and accrued interest in the amounts of $90,000 and $3,729, respectively.

In the first quarter of 2014, the Company issued an aggregate of 21,722 shares of Series C Preferred Stock for cash proceeds of $1,520,480.

In the first quarter of 2014, the Company issued 500,000 shares of common stock valued at $84,000 to independent company directors and 300,000 shares of common stock for services valued at $35,500.  The company also granted an aggregate of 1,000,000 shares of stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000. During the three months ended March 31, 2014, $9,943 was expensed and $110,057 remains to be expensed over the remaining vesting period.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and orally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

  *  Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.
Chairman of the Board and Chief Executive Officer