Form 10-Q
period 2014-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2014-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 13, 2014, 87,782,320 shares of the Issuer's $.001 par value common stock were issued and 87,778,231 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2014

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

The following discussion and analysis of our financial condition is as of June 30, 2014.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2013.

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

The Company is also pursuing additional product lines through its subsidiary, Resorbable Orthopedic Products, LLC. In September 2009, ROP acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  The Company on February 18, 2014 announced the FDA 510(k) cleared our submission for the resorbable orthopedic hemostat. In 2011, the Company executed a development and license agreement with BioStructures, LLC to develop products in the field of bone remodeling, based on ROP’s patent for use in the human skeletal system.  This license agreement excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (resorbable bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023.

Management Letter

Wound Management Technologies, Inc. (the “Company”) is executing upon its growth strategy and creating demand from an ever expanding group of physicians and in new healthcare settings. This momentum is exciting, however, most of the sales and marketing initiatives are still in the early stages of being implemented and management believes there are still tremendous opportunities in the market that can be addressed.

The Company is pleased to report an increase in revenues of approximately 31% to $544,350 for the second quarter of 2014 compared to the same period of 2013. Approximately 97% of revenues were from the CellerateRX product line and the remaining 3% of revenues were royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP).  The establishment of 65 new accounts for both the wound care and surgical product lines, in addition to sales to existing customers (i.e. DME, Home Care, Hospitals, Long Term Care, Physicians, and Wound Care Clinics), drove the revenue growth in the quarter .

The Company’s relationship with WellDyne has continued to strengthen over the past year, and together the companies are exploring new marketing programs and segments opportunities for Wound Management Technologies’ products. The Company expanded and formalized its relationship with WellDyne with a three year agreement for marketing consulting services and product delivery for the CellerateRX® wound care and surgical product lines. Prior to the agreement, WellDyne assisted with creating awareness for the Company’s wound care products throughout the healthcare system. In addition, the WellDyne product fulfillment centers have allowed Wound Management Technologies to rapidly expand the distribution of its products throughout the world.

Many of the growth initiatives being implemented by Wound Management Technologies are being funded by a round of financing commitments made in December 2013 by existing shareholders to invest an additional $2.4 million in Series C preferred shares and to convert over $1.5 million of existing debt to the Series C preferred shares.  The support of its shareholders provided the Company with the financial flexibility to execute our three year strategic growth plan.

At the Company’s upcoming annual meeting on September 3, 2014 shareholders will be asked to approve, in addition to annual proposals, proposals that the Board of Directors believe will enhance the Company’s ability to properly support its operations and execute upon any capital raises if necessary in the future.  This includes an amendment to the Company’s Articles of Incorporation increasing the authorized shares of common stock of the Company from 100,000,000 to 250,000,000 shares, an amendment to the Company’s Articles of Incorporation to authorize to file a 1-for-10 reverse split within 12 months, an approval of the adoption of the Company’s 2014 Stock Incentive Plan, and an approval by advisory vote on executive compensation.

On July 31, 2014, the Company announced that it has retained KCSA Strategic Communications, a leading New York based communications firm, to lead the Company's investor relations program.  KCSA intends to deploy a comprehensive investor relations communication campaign designed to increase awareness of Wound Management Technologies, Inc. among the U.S. investment community.

In closing, with a solid infrastructure in place, Wound Management is well positioned to execute on its strategic growth initiatives.  The Company looks forward to capitalizing on the traction it has built in the market thus far by making additional investments in sales and marketing of the CellerateRX products and the emergence of the ROP subsidiary.

Results of Operations

For the three and six months ended June 30, 2014, compared with the three and six months ended June 30, 2013:

Revenues.  The Company generated revenues for the three months ended June 30, 2014, of $544,350, as compared to revenues of $415,693 for the three months ended June 30, 2013, or 31% increase in revenues. The Company generated revenues for the six months ended June 30, 2014, of $1,226,644, as compared to revenues of $790,417 for the six months ended June 30, 2013, or a 55% increase in revenues.  The increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers and the successful launch of the CellerateRX Surgical powder product.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2014, was $269,446, as compared to costs of goods sold of $229,695 for the three months ended June 30, 2013, or a 17% increase. Cost of goods sold for the six months ended June 30, 2014, was $438,169, as compared to costs of goods sold of $444,785 for the six months ended June 30, 2013, or a 1% decrease. The fluctuation in cost of goods sold is due in part to the company’s decision to present the cost of external commissions as general and administrative expenses beginning in 2014, reducing the overall cost of goods sold for the year.  The Company did, however, record roughly $90,000 in damaged and expired inventory in the second quarter causing the cost of goods sold for the period to increase.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2014, were $1,012,633, as compared to G&A expenses of $428,416 for the three months ended June 30, 2013, or a 136% increase in G&A expenses. G&A expenses for the six months ended June 30, 2014, were $1,925,867, as compared to G&A expenses of $974,727 for the six months ended June 30, 2013, or a 98% increase in G&A expenses. G&A expenses increased in 2014 due to increased payroll and consulting expenses related to the expansion of the Company’s staff as well as to increased legal fees as the Company pursues various strategic relationships and product development opportunities.

Interest expense.  Interest expense was $42,516 for the three months ended June 30, 2014, as compared to $59,883 for the three months ended June 30, 2013, or a decrease of 29%.  Interest expense was $205,659 for the six months ended June 30, 2014, as compared to $170,008 for the six months ended June 30, 2013, or an increase of 21%. Interest expense increased in 2014 as the result of the amortization of debt discounts.

Debt related expense.  Debt related expense was $0 for the three months ended June 30, 2014, as compared to $210,905 for the three months ended June 30, 2013.  Debt related expense was $0 for the six months ended June 30, 2014, as compared to $62,145 for the six months ended June 30, 2013. In 2013 the Company incurred numerous fees related to debt extensions.  No such fees were incurred in 2014.

Net income/loss. We had a net loss for the three months ended June 30, 2014 of $775,924, as compared to a net loss of $32,336 for the three months ended June 30, 2013.  We had a net loss for the six months ended June 30, 2014 of $1,321,887, as compared to a net loss of $974,601 for the six months ended June 30, 2013. Although the Company increased sales revenue significantly in 2014, net loss increased for the period due to the significant increase in general and administrative expenses as the Company invests in staffing and programs to increase future sales and develop additional product lines.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $1,915,177, including cash of $1,134,592 and inventories of $500,440.  As of December 31, 2013, our current assets of $654,459 included cash of $44,553 and inventories of $307,502.

As of June 30, 2014, we had total current liabilities of $2,356,024 including $1,586,758 of notes payable and convertible notes payable to related and unrelated parties. Our current liabilities also include $172,424 of current year royalties payable.  As of December 31, 2013, our current liabilities of $3,445,696 included $1,700,583 notes payable and convertible notes payable to related and unrelated parties and prior year accrued royalties payable of $375,000.

As of June 30, 2014, our current liabilities also included derivative liabilities of $30,712 related to 910,000 of the 12,196,843 outstanding stock purchase warrants.  At December 31, 2013, our derivative liabilities totaled $1,040,850 and consisted of 15,670,143 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.

For the six months ended June 30, 2014, net cash used in operating activities was $1,091,082 compared to $1,058,646 used in the first six months of 2013.

In the six months ended June 30, 2014 we used $4,689 in investing activities. No cash was used in or provided by investing activities in the first six months of 2013.

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $2,185,810 for the six months ended June 30, 2014, and $1,149,092 for the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2014, there were no other changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Royalty agreement.  Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.  In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2013 was $375,000. These prior year royalties were paid in full during the first three months of 2013. In April of 2014, a royalty payment of $15,076 was made related to first quarter gross sales.  As of June 30, 2014, the balance of accrued royalties for the current year is $172,424.

ITEM 2.

FINANCIAL STATEMENTS
WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,134,592	$44,553
Accounts receivable, net of allowance for bad debt of $18,233 and $13,014	214,271	221,549
Inventory, net of allowance for obsolescence of $21,576 and $114,404	500,440	307,502
Employee advances	1,538	3,620
Deferred loan costs	-	1,032
Prepaid and other assets	64,336	76,203
Total Current Assets	1,915,177	654,459

LONG-TERM ASSETS:
Property plant and equipment, net of accumulated depreciation of $19,539 and $17,062	31,471	29,259
Intangible assets, net of accumulated amortization of $242,397 and $216,882	267,913	293,428

TOTAL ASSETS	$2,214,561	$977,146

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$367,455	$192,166
Accrued royalties and dividends	172,424	375,000
Accrued liabilities	926	260
Accrued interest - related parties	38,084	29,255
Accrued interest	159,665	107,582
Derivative liabilities	30,712	1,040,850
Notes payable - related parties	115,620	115,620
Convertible notes payable, net of unamortized discounts of $7,962 and $50,837	1,192,038	1,284,063
Notes payable	279,100	300,900
Total Current Liabilities	2,356,024	3,445,696

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Redeemable Preferred Stock, $10 par value, 75,000 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 70,411 and 38,232 issued and outstanding as of June 30, 2014 and December 31, 2013	704,110	382,320
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; 15,350 and 15,000 issued and outstanding as of June 30, 2014 and December 31, 2013.	153,500	150,000
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 87,782,320 issued and 87,778,231 outstanding as of June 30, 2014 and 85,664,558 issued and 85,660,469 outstanding as of December 31, 2013	87,782	85,664
Additional paid-in capital	43,412,444	40,090,878
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(44,487,260)	(43,165,373)
Total Stockholders' Deficit	(141,463)	(2,468,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,214,561	$977,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	THREE MONTHS	THREE MONTHS	SIX MONTH	SIX MONTH
	ENDED	ENDED	ENDED	ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$544,350	$415,693	$1,226,644	$790,417

COST OF GOODS SOLD	269,446	229,695	438,169	444,785

GROSS PROFIT	274,904	185,998	788,475	345,632

OPERATING EXPENSES:
General and administrative expenses	1,012,633	428,416	1,925,867	974,727
Depreciation and amortization	14,017	12,758	27,992	25,515
Impairment of intangible assets	-	2,049	-	5,710
LOSS FROM OPERATIONS	(751,746)	(257,225)	(1,165,384)	(660,320)

OTHER INCOME (EXPENSES):
Change in fair value of derivative liabilities	18,323	495,677	49,141	(82,128)
Other income	15	-	15	-
Interest expense	(42,516)	(59,883)	(205,659)	(170,008)
Debt related expenses	-	(210,905)	-	(62,145)

NET LOSS	(775,924)	(32,336)	(1,321,887)	(974,601)

Series C convertible preferred stock dividends	(59,913)	-	(110,030)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(835,837)	$(32,336)	$(1,431,917)	$(974,601)

Basic and diluted loss per share of common stock	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	87,220,868	72,703,277	86,855,613	72,993,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,321,887)	$(974,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,992	25,515
Amortization of debt discounts and deferred financing costs	133,907	116,506
Bad debt expense	13,765	-
Inventory obsolescence	90,978	-
Common stock and warrants issued as payment for services	-	266,450
Series D preferred stock issued for services	101,969	-
Common stock issued for services	149,769	-
Common stock issued for loan extensions	-	5,882
(Gain) loss on change in fair value of derivative liabilities	(49,141)	82,128
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,487)	(6,372)
(Increase) decrease in inventory	(283,916)	158,465
(Increase) decrease in employee advances	2,082	(19,897)
(Increase) decrease in prepaids and other assets	11,867	(68,527)
Increase (decrease) in accrued royalties and dividends	(202,576)	(615,738)
Increase (decrease) in accounts payable	175,289	1,007
Increase (decrease) in accrued liabilities	666	(182,236)
Increase (decrease) in accrued interest payable	64,641	152,772
Net cash flows used in operating activities	(1,091,082)	(1,058,646)

Cash flows from investing activities:
Purchase of property and equipment	(4,689)	-
Net cash flows used in investing activities	(4,689)	-

Cash flows from financing activities:
Payments on debt	(21,800)	(165,025)
Borrowings on convertible debt, net of original issue discounts	-	739,357
Payments on convertible debt	(44,900)	-
Cash proceeds from sale of series C preferred stock	2,252,510	569,000
Proceeds from exercise of warrants	-	5,760
Net cash flows provided by financing activities	2,185,810	1,149,092

Net increase in cash	1,090,039	90,446
Cash and cash equivalents, beginning of period	44,553	45,861
Cash and cash equivalents, end of period	$1,134,592	$136,307

Cash paid during the period for:
Interest	$7,112	$17,236
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt and interest	$93,729	$414,388
Common stock issued for services	-	166,750
Resolution of derivative liabilities due to debt conversions	132,417	-
Debt discounts due to derivative liabilities	90,000	-
Resolution of derivative liabilities due to removal of convertible debt	918,580	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited consolidated balance sheet as of June 30, 2014 and unaudited consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2013, and December 31, 2012, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC a Nevada limited liability company (“WCI”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable); and BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”). All intercompany accounts and transactions have been eliminated.

Reclassification

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

At June 30, 2014, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  During the six months ended June 30, 2014, the Company’s financial instruments also consisted of the derivative liabilities related to convertible debt. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input.  The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

In January of 2014, the Company converted $90,000 of principal and $3,729 of accrued interest payable related to the two July 16, 2013 promissory notes into 1,087,762 shares of common stock.

In March of 2014, the Company paid the final $39,900 in principal and $1,995 in accrued interest due on the May 30, 2012 Convertible note.

During the six months ended June 30, 2014, the Company paid a total of $1,800 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the six months ended June 30, 2014, aggregate amortization of debt discounts and deferred financing costs was $132,875 and $1,032, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock currently issued or outstanding.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of June 30, 2014 and December 31, 2013, there were 70,411 and 38,232 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2014 and December 31, 2013, there were 15,350 and 15,000 shares of Series D Preferred Stock issued and outstanding, respectively.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2014 there are no shares of Series E Preferred Stock issued and outstanding.

In February of 2014, the Company issued 350 shares of Series D preferred stock to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $42,000 during the six months ended June 30, 2014. In addition, during the six months ended June 30, 2014, the Company recognized additional expense of $59,969 related to the amortization of Series D preferred stock awards to an employee and a nonemployee granted in 2013.

During the six months ended June 30, 2014, the Company issued an aggregate of 32,179 shares of Series C preferred stock for cash proceeds of $2,252,510.

The Series C preferred stock earned dividends of $59,913 and $110,030 for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, no Series C preferred stock dividends have been declared or paid.

Common Stock

In January of 2014, the Company issued 1,087,762 common shares for the conversion of notes payable and accrued interest in the amounts of $90,000 and $3,729, respectively.

During the six months ended June 30, 2014, the Company issued 500,000 shares of common stock valued at $60,000 to company directors and 530,000 shares of common stock for services valued at $61,550.

During the six months ended June 30, 2014, the company granted an aggregate of 1,000,000 shares of stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000.  During the six months ended June 30, 2014, $28,219 was expensed and $91,781 remains to be expensed over the remaining vesting period.  The common shares were not yet issued as of June 30, 2014.

Warrants

A summary of the status of the warrants granted for the six months ended June 30, 2014, and changes during the period then ended is presented below:

For the Six Months Ended June 30, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,670,143	$0.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	4,733,299	0.68
Outstanding at end of period	10,936,844	$0.23

	As of June 30, 2014			As of June 30, 2014
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	4.3	$0.06	4,500,000	$0.06
0.08	550,000	3.7	0.08	550,000	0.08
0.09	625,000	3.8	0.09	625,000	0.09
0.15	1,571,300	3.1	0.15	1,571,300	0.15
0.25	120,000	1.3	0.25	120,000	0.25
0.40	300,000	1.1	0.40	300,000	0.40
0.44	1,515,544	2.1	0.44	1,515,544	0.44
0.50	370,000	1.5	0.50	370,000	0.50
0.60	975,000	2.2	0.60	975,000	0.60
0.75	120,000	1.3	0.75	120,000	0.75
1.00	290,000	1.5	1.00	290,000	1.00
$0.06-1.00	10,936,844	3.3	$0.23	10,936,844	$0.23

The aggregate intrinsic value of the exercisable warrants as of June 30, 2014 was $234,050.

Stock Options

A summary of the status of the stock options granted for the six month period ended June 30, 2014, and changes during the period then ended is presented below:

For the Six Months Ended June 30, 2014
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	3,943,500	$0.15

	As of June 30, 2014			As of June 30, 2014
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	3.14	0.15	3,826,833	$0.15

The aggregate intrinsic value of the exercisable options as of June 30, 2014 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the six months ended June 30, 2014, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock.  As of June 30, 2014, only 910,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

		Fair Value Measurement at June 30, 2014
Liabilities:	Carrying Value at June 30, 2014	Level 1	Level 2	Level 3
Warrant derivative liabilities	$30,712	$-	$-	$30,712
Convertible debt derivative liabilities	-	-	-	-
Total	$30,712	$-	$-	$30,712

		Fair Value Measurement at December 31, 2014
Liabilities:	Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Warrant derivative liabilities	$955,350	$-	$-	$955,350
Convertible debt derivative liabilities	85,500	-	-	85,500
Total	$1,040,850	$-	$-	$1,040,850

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	82% to 174%
Risk free interest rate	0.03% to 1.73%
Expected life (years)	1.33 to 4.52

The following table sets forth the changes in the fair value of derivative liabilities for the six months ended June 30, 2014:

Balance, December 31, 2013	(1,040,850)
Convertible debt derivatives recognized as derivative loss	(22,500)
Convertible debt derivatives recognized as debt discount	(90,000)
Resolution of convertible debt derivatives upon conversions	132,417
Resolution of convertible debt derivatives upon debt payoff	59,311
Resolution of warrant derivatives no longer qualifying as derivative liabilities	918,580
Gain on change in fair value of derivative liabilities	12,330
Balance, June 30, 2014	(30,712)

The aggregate gain on derivative liabilities for the six months ended June 30, 2014 was $49,141.

NOTE 6 – RELATED PARTY TRANSACTIONS

Funds are advanced to the Company from various related parties including members of the board of directors.  As of June 30, 2014, the Company owes a total of $115,620 in principal and $38,084 in accrued interest to two related parties.

NOTE 7 - SUBSEQUENT EVENTS

On July 18, 2014, the Company granted 750 shares of Series D Preferred Stock for services.

On July 21, the Company entered into a service agreement with an initial term of six months. Compensation under the agreement will be $10,000 per month payable $8,000 in cash and $2,000 in common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to due to definciencies in our controls over valuation of embedded derivatives.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has now been reset for trial for the week of September 29, 2014. Subsequent to the declaration of mistrial, Ken Link amended his pleadings and alleges now that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note, which included $1,000.00 per day late charge, a $20,000.00 one-time fee, and 200,000 shares of stock, and asserting a damage claim of $223,500.00 and the loss of the benefit of the bargain related to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended June 30, 2014.  The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended June 30, 2014.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial
Statements” filed herewith:

In the second quarter of 2014, the Company issued an aggregate of 2,578 shares of Series C Preferred Stock for cash proceeds of $180,500.

In the second quarter of 2014, the Company issued 230,000 shares of common stock for services valued at $26,050.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

August 13, 2014	By:	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board and Chief Executive Officer