Form 10-Q
period 2014-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2014-11-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

Commission File No.    0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 30, 2014, 88,902,320 shares of the Issuer's $.001 par value common stock were issued and 88,898,231 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2014

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

The following discussion and analysis of our financial condition is as of September 30, 2014.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2013.

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

Management Letter

Wound Management Technologies, Inc. (the “Company”) continues to execute on its strategic growth initiatives, which is driving increased awareness and demand among a wider group of physicians as well as in other healthcare settings. The positive momentum is exciting as the Company is still in the early stages of executing its sales and marketing programs for CellerateRX®.   Management believes there are still tremendous opportunities in the market that can be addressed through its two subsidiaries, Wound Care Innovations and Resorbable Orthopedic Products.

The Company is pleased to report revenues of $1,905,766 for the first nine months of 2014, which is an increase of 51% from $1,263,170 for the first nine months of 2013.   Third quarter revenues were $679,122, up 44% from $472,753 in third quarter 2013.  Approximately 96% of third quarter revenues were from the CellerateRX® product line and the remaining 4% of revenues were royalties from the Resorbable Orthopedic Products subsidiary (ROP).  The establishment of 32 new accounts for both the wound care and surgical product lines, in addition to sales to existing customers (i.e. DME, home care, hospitals, long term care, physicians, and wound care clinics), drove the revenue growth in the quarter .

Wound Management Technologies, in collaboration with US Advisors, recently launched the CellerateRX® Surgical Assurance Program, a risk-sharing program that aims to help hospitals and surgical centers lower the uncompensated care costs associated with readmissions due to surgical site infections (SSIs).  This innovative marketing program is just one example of the opportunities that exist for the Company to align itself with the customers.  Also with our resorbable hemostat products in the final stages of development, we look forward to Dr. Blaine Farless’ contribution as the new Medical Director of the Resorbable Orthopedic Products division.

The Company held its first shareholder meeting on September 3, 2014 at which approximately 70% of outstanding and eligible votes were cast and all items voted on were approved by the shareholders.  The approved proposals allow the Company’s to appropriately support its operations and execute its strategic growth initiatives.  The proposals included an amendment to the Company’s Articles of Incorporation increasing the authorized shares of common stock of the Company to 250,000,000 shares, authorized to file, within the next 12 months, an amendment to the Company’s Articles of Incorporation to authorize to file a 1-for-10 reverse split, the adoption of the Company’s 2014 Stock Incentive Plan, and an advisory vote on executive compensation.

The additions to the Board of Directors, which were also on the ballot, strengthen the standing of the Company as well as complement the management team.  The Company is delighted to have Dr. Ronald Goode and Jeffrey Lewis join the Board of Directors.  Management is eager to draw from their strong background and extensive experience in the healthcare arena.

In closing, Wound Management Technologies is well positioned to execute on its strategic growth initiatives with a solid infrastructure in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in the sales and marketing of CellerateRX® product and the emergence of the ROP subsidiary.

Results of Operations

For the three and nine months ended September 30, 2014, compared with the three and nine months ended September 30, 2013:

Revenues.  The Company generated revenues for the three months ended September 30, 2014, of $679,122, as compared to revenues of $472,753 for the three months ended September 30, 2013, or 44% increase in revenues. The Company generated revenues for the nine months ended September 30, 2014, of $1,905,766, as compared to revenues of $1,263,170 for the nine months ended September 30, 2013, or a 51% increase in revenues.  The increase in revenues is the result of the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers and the successful launch of the CellerateRX Surgical powder product.  Additionally, the Company has received over $190,000 in revenue from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold.  Cost of goods sold for the three months ended September 30, 2014, was $235,171, as compared to costs of goods sold of $238,737 for the three months ended September 30, 2013, or a 1% decrease. Cost of goods sold for the nine months ended September 30, 2014, was $673,340, as compared to costs of goods sold of $683,522 for the nine months ended September 30, 2013, or a 1% decrease. The fluctuation in cost of goods sold is due to the company’s decision to present the cost of external commissions as general and administrative expenses beginning in 2014, reducing the overall cost of goods sold for the year.

General and administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2014, were $1,074,073, as compared to G&A expenses of $545,575 for the three months ended September 30, 2013, or a 97% increase in G&A expenses. G&A expenses for the nine months ended September 30, 2014, were $2,986,175, as compared to G&A expenses of $1,520,302 for the nine months ended September 30, 2013, or a 96% increase in G&A expenses. G&A expenses increased in 2014 due to reclassifying commissions from COGS to G&A, increased payroll as a result of adding new staff and converting non compensated members to compensated employees, non-cash employee stock compensation expense, the cost of strategic marketing and shipping agreements with Welldyne, as well as increased non-recurring legal fees in response to the surgical assurance program, shareholder meeting, various strategic relationships and product development opportunities.

Interest expense. Interest expense was $48,968 for the three months ended September 30, 2014, as compared to $94,608 for the three months ended September 30, 2013, or a decrease of 48%.  Interest expense was $254,627 for the nine months ended September 30, 2014, as compared to $264,616 for the nine months ended September 30, 2013, or a decrease of 4%. Much of the Company’s interest bearing debt was paid off or converted to stock in 2013 and the first quarter of 2014.  The debt remaining in 2014 has lower interest rates resulting in an overall decrease in interest expense for the year 2014.

Debt related expense. Debt related expense was $0 for the three months ended September 30, 2014, as compared to $401,755 for the three months ended September 30, 2013.  Debt related expense was $0 for the nine months ended September 30, 2014, as compared to $463,900 for the nine months ended September 30, 2013. In 2013 the Company incurred numerous fees related to debt extensions.  No such fees were incurred in 2014.

Net income/loss. We had a net loss for the three months ended September 30, 2014 of $671,007, as compared to a net loss of $1,687,496 for the three months ended September 30, 2013.  We had a net loss for the nine months ended September 30, 2014 of $1,992,894, as compared to a net loss of $2,662,187 for the nine months ended September 30, 2013. The Company was able to reduce net loss in 2014 by increasing sales and significantly reducing interest and debt related expenses.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $1,664,868, including cash of $849,661 and inventories of $492,274.  As of December 31, 2013, our current assets of $654,459 included cash of $44,553 and inventories of $307,502.

As of September 30, 2014, we had total current liabilities of $2,499,801 including $1,592,704 of notes payable and convertible notes payable to related and unrelated parties. Our current liabilities also include $248,518 of current year royalties payable.  As of December 31, 2013, our current liabilities of $3,445,696 included $1,700,583 notes payable and convertible notes payable to related and unrelated parties and prior year accrued royalties payable of $375,000.

As of September 30, 2014, our current liabilities also included derivative liabilities of $5,325 related to 910,000 of the 10,936,844 outstanding stock purchase warrants.  At December 31, 2013, our derivative liabilities totaled $1,040,850 and consisted of 15,670,143 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.

For the nine months ended September 30, 2014, net cash used in operating activities was $1,374,247 compared to $1,185,125 used in the first nine months of 2013.

In the nine months ended September 30, 2014 we used $5,555 in investing activities. No cash was used in or provided by investing activities in the first nine months of 2013.

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $2,184,910 for the nine months ended September 30, 2014, and $1,270,485 for the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2014, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2013 was $375,000. These prior year royalties were paid in full during the first three months of 2013. In April and July of 2014, royalty payments of $15,076 and $17,656, respectively, were made related to first and second quarter gross sales.  As of September 30, 2014, the balance of accrued royalties for the current year is $248,518.

ITEM 2.    FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014  AND DECEMBER 31, 2013
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$849,661	$44,553
Accounts receivable, net of allowance for bad debt of $15,259 and $13,014	275,119	221,549
Inventory, net of allowance for obsolescence of $46,079 and $114,404	492,274	307,502
Royalty receivable	40,891	-
Employee advances	628	3,620
Deferred loan costs	-	1,032
Prepaid and other assets	6,295	76,203
Total Current Assets	1,664,868	654,459

LONG-TERM ASSETS:
Property plant and equipment, net of accumulated depreciation of $20,884 and $17,062	30,993	29,259
Intangible assets, net of accumulated amortization of $255,155 and $216,882	255,155	293,428
Total Long-Term Assets	286,148	322,687

TOTAL ASSETS	$1,951,016	$977,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$413,384	$192,166
Accrued royalties and dividends	248,518	375,000
Accrued liabilities	-	260
Accrued interest - related parties	42,573	29,255
Accrued interest	197,297	107,582
Derivative liabilities	5,325	1,040,850
Notes payable - related parties	115,620	115,620
Convertible notes payable, net of unamortized discounts of $1,116 and $50,837	1,198,884	1,284,063
Notes payable	278,200	300,900
Total Current Liabilities	2,499,801	3,445,696

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 75,000 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 70,411 issued and outstanding as of September 30, 2014 and 38,232 issued and outstanding as of December 31, 2013	704,110	382,320
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; 16,656 issued and outstanding as of September 30, 2014 and 15,000 issued and outstanding as of December 31, 2013	166,560	150,000
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock, $.001 par value; 250,000,000 shares authorized; 88,902,320 issued and 88,898,231 outstanding as of September 30, 2014 and 85,664,558 issued and 85,660,469 outstanding as of December 31, 2013	88,902	85,664
Additional paid-in capital	43,661,949	40,090,878
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(45,158,267)	(43,165,373)
Total Stockholders' Deficit	(548,785)	(2,468,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,951,016	$977,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$679,122	$472,753	$1,905,766	$1,263,170
COST OF GOODS SOLD	235,171	238,737	673,340	683,522
GROSS PROFIT	443,951	234,016	1,232,426	579,648

OPERATING EXPENSES:
General and administrative expenses	1,074,073	545,575	2,986,175	1,520,302
Depreciation and amortization	14,102	12,758	42,094	38,273
Bad debt expense	3,261	7,106	17,026	12,816
LOSS FROM OPERATIONS:	(647,485)	(331,423)	(1,812,869)	(991,743)

OTHER INCOME (EXPENSES):
Change in fair value of derivative liabilities	25,387	(859,710)	74,528	(941,928)
Other income	59	-	74	-
Interest expense	(48,968)	(94,608)	(254,627)	(264,616)
Debt related expense	-	(401,755)	-	(463,900)
NET LOSS	(671,007)	(1,687,496)	(1,992,894)	(2,662,187)

Series C preferred stock dividends	(64,734)	-	(174,764)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(735,741)	$(1,687,496)	$(2,167,658)	$(2,662,187)

Basic and diluted loss per share of common stock	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding	88,173,883	80,321,828	87,299,865	75,462,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss from continuing operations	$(1,992,894)	$(2,662,187)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	42,094	38,273
Amortization of discounts and deferred financing costs	140,753	183,765
Bad debt expense	17,026	12,816
Inventory obsolescence	138,723	117,064
Stock and warrants issued as payment for services	-	203,500
Gain on settlement of liabilities	-	40,350
Series D preferred stock issued for services	292,873	-
Common stock issued for services	222,550	-
Common stock issued for loan extensions	-	16,612
(Gain) loss on change in fair value of derivative liabilities	(74,528)	941,928
Warrant expense	-	376,550
Convertible debt issued for settlements	-	90,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(111,487)	54,030
(Increase) decrease in inventory	(323,495)	(121,887)
(Increase) decrease in employee advances	2,992	(31,897)
(Increase) decrease in prepaids and other assets	69,908	(4,275)
(Increase) decrease in deferred compensation	-	41,550
Increase (decrease) in accrued royalties and dividends	(126,482)	(521,988)
Increase (decrease) in accounts payable	221,218	(4,149)
Increase (decrease) in accrued liabilities	(260)	(198,976)
Increase (decrease) in accrued interest payable	106,762	243,796
Net cash flows used in operating activities	(1,374,247)	(1,185,125)

Cash flows from investing activities:
Purchase of property and equipment	(5,555)	-
Net cash flows used in investing activities	(5,555)	-

Cash flows from financing activities:
Borrowings on debt	-	228,160
Payments on debt	(22,700)	(195,435)
Borrowings on convertible debt, net of original issue discounts	-	663,000
Payments on convertible debt	(44,900)	-
Cash proceeds from sale of series C preferred stock	2,252,510	569,000
Proceeds from exercise of warrants	-	5,760
Net cash flows provided by financing activities	2,184,910	1,270,485

Net increase in cash	805,108	85,360
Cash and cash equivalents, beginning of period	44,553	45,861
Cash and cash equivalents, end of period	$849,661	$131,221

Cash paid during the period for:
Interest	$7,113	$20,821
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt and interest	$93,729	$301,145
Common stock issued for debt related costs	-	5,500
Resolution of derivative liabilities due to debt conversions	132,417	342,987
Resolution of derivative liabilities due to warrant exercise	-	74,188
Debt discounts due to derivative liabilities	90,000	-
Resolution of derivative liabilities due to removal of convertible debt	918,580	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited consolidated balance sheet as of September 30, 2014 and unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2013, and December 31, 2012, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At September 30, 2014, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  During the nine months ended September 30, 2014, the Company’s financial instruments also consisted of the derivative liabilities related to convertible debt. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input.  The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The allowance for obsolete and slow moving inventory had a balance of $46,079 and $114,404 as of September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014 and 2013, the company recognized a loss on inventory obsolescence of $138,723 and $117,064, respectively.

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

During the nine months ended September 30, 2014, the Company paid a total of $2,700 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the nine months ended September 30, 2014, aggregate amortization of debt discounts and deferred financing costs was $139,721 and $1,032, respectively.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of September 30, 2014 and December 31, 2013, there were 70,411 and 38,232 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2014 and December 31, 2013, there were 15,350 and 15,000 shares of Series D Preferred Stock issued and outstanding, respectively.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2014 there are no shares of Series E Preferred Stock issued and outstanding.

In February of 2014, the Company issued 350 shares of Series D preferred stock to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $42,000.

In July of 2014, the Company issued 750 shares of Series D preferred stock to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $75,000.

In September, 2014, the Company issued 556 shares of Series D preferred stock valued at $50,040 to an employee according to the terms of an employment agreement.

During the nine months ended September 30, 2014, the Company recognized additional expense of $79,134 related to the amortization of Series D preferred stock awards to an employee and a nonemployee granted in 2013. This combined with the 2014 awards resulted in total expense related to Series D preferred stock issued for services of $246,174 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the company granted an aggregate of 1,000 shares of Series D preferred stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000.  During the nine months ended September 30, 2014, $46,699 was expensed and $73,301 remains to be expensed over the remaining vesting period.  The Series D shares were not yet issued as of September 30, 2014

During the nine months ended September 30, 2014, the Company issued an aggregate of 32,179 shares of Series C preferred stock for cash proceeds of $2,252,510.

The Series C preferred stock earned dividends of $64,734 and $174,764 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, no Series C preferred stock dividends have been declared or paid.

Common Stock

On September 3, 2014, the Company held its annual meeting of stockholders.  The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000.

In January of 2014, the Company issued 1,087,762 common shares for the conversion of notes payable and accrued interest in the amounts of $90,000 and $3,729, respectively.

During the nine months ended September 30, 2014, the Company issued 500,000 shares of common stock valued at $60,000 to company directors and 1,650,000 shares of common stock for services valued at $162,550.

Warrants

A summary of the status of the warrants granted for the nine months ended September 30, 2014, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,670,143	$0.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	4,733,299	0.68
Outstanding at end of period	10,936,844	$0.23

	As of September 30, 2014			As of September 30, 2014
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	4.0	$0.06	4,500,000	$0.06
0.08	550,000	3.4	0.08	550,000	0.08
0.09	625,000	3.5	0.09	625,000	0.09
0.15	1,571,300	2.9	0.15	1,571,300	0.15
0.25	120,000	1.1	0.25	120,000	0.25
0.40	300,000	0.8	0.40	300,000	0.40
0.44	1,515,544	1.9	0.44	1,515,544	0.44
0.50	370,000	1.5	0.50	370,000	0.50
0.60	975,000	2.0	0.60	975,000	0.60
0.75	120,000	1.1	0.75	120,000	0.75
1.00	290,000	1.6	1.00	290,000	1.00
$0.06-1.00	10,936,844	3.0	$0.23	10,936,844	$0.23

The aggregate intrinsic value of the exercisable warrants as of September 30, 2014 was $143,250.

Stock Options

A summary of the status of the stock options granted for the nine month period ended September 30, 2014, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2014
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	3,943,500	$0.15

	As of September 30, 2014			As of September 30, 2014
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	2.89	0.15	3,826,833	$0.15

The aggregate intrinsic value of the exercisable options as of September 30, 2014 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the nine months ended September 30, 2014, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock.  As of September 30, 2014, only 910,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

		Fair Value Measurement at September 30, 2014
Liabilities:	Carrying Value at September 30, 2014	Level 1	Level 2	Level 3
Warrant derivative liabilities	$5,325	$-	$-	$5,325
Convertible debt derivative liabilities	-	-	-	-
Total	$5,325	$-	$-	$5,325

		Fair Value Measurement at December 31, 2014
Liabilities:	Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Warrant derivative liabilities	$955,350	$-	$-	$955,350
Convertible debt derivative liabilities	85,500	-	-	85,500
Total	$1,040,850	$-	$-	$1,040,850

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the Black-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	84% to 174%
Risk free interest rate	0.13% to 1.07%
Expected life (years)	1.08 to 2.82

The following table sets forth the changes in the fair value of derivative liabilities for the nine months ended September 30, 2014:

Balance, December 31, 2013	$(1,040,850)
Convertible debt derivatives recognized as derivative loss	(22,500)
Convertible debt derivatives recognized as debt discount	(90,000)
Resolution of convertible debt derivatives upon conversions	132,417
Resolution of convertible debt derivatives upon debt payoff	59,311
Resolution of warrant derivatives no longer qualifying as derivative liabilities	918,580
Gain on change in fair value of derivative liabilities	37,717
Balance, September 30, 2014	$(5,325)

The aggregate gain on derivative liabilities for the nine months ended September 30, 2014 was $74,528.

NOTE 6 – RELATED PARTY TRANSACTIONS

Funds are advanced to the Company from various related parties including members of the board of directors.  As of September 30, 2014, the Company owes a total of $115,620 in principal and $42,573 in accrued interest to two related parties.

NOTE 7 - SUBSEQUENT EVENTS

On October 23, 2014, the Company paid accrued interest in the amount of $96,592 to Brookhaven Medical, Inc. according to the terms of the amendment and extension agreement related to the October 2013 note payable agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees. We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note. The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness. Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full. In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note. The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has now been reset for trial for the week of December 1, 2014. Subsequent to the declaration of mistrial, Ken Link amended his pleadings and alleges now that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note, which included $1,000.00 per day late charge, a $20,000.00 one-time fee, and 200,000 shares of stock, and asserting a damage claim of $223,500.00 and the loss of the benefit of the bargain related to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2014.  The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended September 30, 2014.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial

Statements” filed herewith:

On July 18, 2014, the Company granted 750 shares of Series D Preferred Stock for services valued at $75,000.

On July 21, 2014 the Company granted 120,000 shares of common stock valued at $12,000 according to the terms of a service agreement with an initial term of six months.

On September 15, 2014 the Company granted 556 shares of Series D Preferred Stock for services valued at $50,040.

On September 2, 2014, the Company granted 1,000,000 shares of common stock for services valued at $89,000.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

November 13, 2014	By:	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.,
Chairman of the Board and Chief Executive Officer