Form 10-K
period 2014-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2015-04-09
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Common Stock $ .001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 based on the $0.106 closing price as of such date was approximately $8,171,617.   As of March 23, 2015, 105,921,584 shares of the Issuer’s $.001 par value common stock were issued and 105,917,495 were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2014

LETTER FROM THE CEO

Dear Shareholders:

As we look ahead into 2015, I wanted to first take some time to reflect on our accomplishments of this past year.  We have built a strong foundation from which we will continue to grow.  The Company remains on a growth trajectory that is being fueled by our strategic growth initiatives paired with the advancement of the wound care market.  We have attracted great talent to the Company to help us execute on those initiatives. This team is putting the Company in the spotlight as a viable player in the surgical and outpatient segments of the advanced wound care market.

The global wound care market is expected to reach $18 billion by 2019.  The diabetic and obese populations are big drivers to this increase as well as the aging population.  Although the United States dominates the wound care market, there are increases in market size in the rest of the world driven by the same factors.  CellerateRX® Activated Collagen® has proved to provide an economic and efficient solution to healing wounds. Among other countries, CellerateRX was approved for sale in Mexico in 2014 and we look forward to capitalizing on that in the upcoming months.

While CellerateRX performs very well in the doctor’s office and in nursing homes we have seen a great opportunity to advance into the surgical setting.  Our expanded salesforce is having increased success with our surgical product line, supported by champions from a variety of surgical specialties such as trauma and orthopedics.  We continue to add to our numerous case studies and testimonials that show how quickly CellerateRX has closed wounds and how it has been able to save limbs.

In February of 2014 our Resorbable Orthopedic Products subsidiary announced that its licensee, BioStructures, received 510(k) clearance for its novel bone void filler, SignaFuse™, which triggered license fees and royalty payments. This solidified another revenue stream for the Company that will continue to grow.

With Darren Stine as our Chief Financial Officer, we have built a more financially stable company with a clean balance sheet.  Darren brings a wealth of public company experience to Wound Management.  He has diligently managed the expenses as we grew our top line by more than 50%.  Barry Constantine serving as our Director of R&D, has been a real contributor to the advancement of CellerateRX.

In September of 2014 we held a shareholder meeting at which approximately 70% of outstanding and eligible votes were cast and all items presented and voted upon were approved by the shareholders.

With all of that said, we are extremely pleased to report a stellar year with 50% revenue growth.  We expect the momentum to continue into 2015 as we focus our efforts and our sales team further penetrates the hospitals.

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

WCI continues to work with international parties to expand the distribution of CellerateRX outside of the US. In 2013 WCI engaged a new distributor to market the products in several countries in the Middle East, and received registration and an initial order for Saudi Arabia. As of January 2015, the company is working on adding registrations in two more countries in this region.  CellerateRX is also registered in South Africa and in 2014 registration was achieved in Nigeria and in Mexico.  Registration efforts have continued for a CE mark and in February 2014 the company agreed to work with new parties on achieving this.

Staffing

As of March 17, 2015, the Company and its subsidiaries have a staff of 12, with 10 full-time employees, 2 part-time employees and 4 contractors.

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

The Company is working on the 510k approval for the resorbable orthopedic hemostat and filed an initial submission in 2013. We are in the process of completing additional testing for a submission and currently anticipate introducing this product to the marketplace in 2015. The company is also exploring a relationship with an international distributor to market this product outside the US and to obtain CE approval for the product.

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

In January 2014, BioStructures received 510k approval (K132071) for their first product under the ROP license, an innovative bioactive bone graft putty and bone graft extender and paid ROP the regulatory milestone fee of $50,000.  In February 2014, ROP granted a Commercial License to BioStructures according to the terms of the development and license agreement, and accordingly BioStructures paid ROP a $100,000 fee. BioStructures will pay a 3% product royalty on sales of these products over the life of the patent with certain minimums. In December 2014, BioStructures paid the minimum 2014 royalty of $102,000 to ROP.

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

WCI products are manufactured only by Applied Nutritionals

Applied Nutritionals holds the patent to, and is currently the sole source of the WCI products we offer for sale (the “WCI Products”), which WCI Products make up a substantial portion of our business.  Our growth and ability to meet customer demands depends in part on our ability to obtain timely deliveries of the WCI Products from our manufacturer.  We may in the future experience a shortage of the WCI Products as a result of manufacturing process issues or capacity problems at our supplier or strong demand for the ingredients constituting WCI Products.

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

Most companies providing wound care products are able to offer customers multiple products.  By doing so, they effectively offset the cost of customer acquisition and support across several revenue sources.  In 2012 the Company began to broaden our market with the addition of a surgical product line.  In 2014 the surgical product line saw increased sales and the Company is hopeful that it will continue to grow to strengthen our ability to succeed. While the Company got its ROP product line underway in 2013 it received royalties from its sales in 2014.  The Company plans to market and/or license more ROP products in 2015.

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

Our operating results may fluctuate

We are an emerging company.  As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter to quarter and anticipate that these fluctuations will continue until the Company reaches critical mass and the market becomes more stable.  These fluctuations are due to a variety of factors, some of which are outside of our control, including:

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

A few of our existing shareholders own a large percentage of our voting stock and have a significant influence over matters requiring stockholder approval and may delay or prevent a change in control.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties.  Our management believes its assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that our actual results of operations or the results of our future activities will not differ materially from these assumptions.  The Company does not undertake, and specifically disclaims any obligation to update, any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate office is located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001.  The lease was entered into after the expiration of the Company’s old lease with Keystone Exploration, LTD in November of 2013.  The lease expires on April 30, 2017 and requires base rent payment of $5,736.79 per month for months 1-17, $5,865.71 for months 18-29, and $5,994.63 for months 30-41.

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has now been reset for trial for the week of July 20, 2015. Subsequent to the declaration of mistrial, Ken Link amended his pleadings and alleges now that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note, which included a $1,000.00 per day late charge, a $20,000.00 one-time fee, and 200,000 shares of stock, and asserts a damage claim of $223,500.00 and the loss of the benefit of the bargain related to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

On February 13, 2015, Wound Management Technologies, Inc. was served with a lawsuit styled Beeleve, LLC v. Wound Management Technologies, Inc., in the 95th District Court of Dallas County, Texas.  The action is a suit of apparently seeking the rights under a promissory note, which was originally executed to MAH Holdings, LLC.  Discovery has commenced, but the discovery responses are not due until April 7, 2015.  The case is currently set for trial for October 19, 2015. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

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

YEAR	QUARTER ENDING	HIGH	LOW
2014	March 31, 2014	$0.139	$0.099
	June 30, 2014	$0.125	$0.100
	September 30, 2014	$0.106	$0.072
	December 31, 2014	$0.090	$0.055
2013	March 31, 2013	$0.084	$0.040
	June 30, 2013	$0.083	$0.060
	September 30, 2013	$0.075	$0.050
	December 31, 2013	$0.105	$0.060

Record Holders

As of December 31, 2014, there were 2,140 shareholders of record holding shares of common stock issued, of which a total of 4,089 shares are held as treasury stock.  As of December 31, 2014 there were 105,447,320 shares of common stock issued and 105,443,231 shares of common stock outstanding.

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

Tabular Disclosure of Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2014 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

During the year ended December 31, 2014, the Company issued an aggregate of 32,179 shares of Series C preferred stock for cash proceeds of $2,252,510.

In February of 2014, the Company issued 350 shares of Series D preferred stock to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $42,000

In July of 2014, the Company issued 750 shares of Series D preferred stock to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $75,000.

In September, 2014 the Company granted 556 shares of Series D preferred stock valued at $50,040 to a contractor according to the terms of his service agreement. In December, 2014, the contractor returned 111 shares of Series D preferred stock in exchange for cash amount of $9,990. The remaining Series D shares were not yet issued as of the date of this filing.

On September 3, 2014, the Company increased its authorized common stock to 250,000,000 shares. Accordingly, the 16,545 outstanding shares of Series D preferred stock were automatically converted into 16,545,000 common shares.

During the year ended December 31, 2014, the Company granted an aggregate of 1,000 shares of Series D preferred stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000. During the year ended December 31, 2014, $65,178 was expensed and $54,822 remains to be expensed over the remaining vesting period.  The Series D shares were not yet issued as of the date of this filing.

On September 3, 2014, the Company held its annual meeting of stockholders.  The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000.

In January of 2014, the Company issued 1,087,762 common shares for the conversion of notes payable and accrued interest in the amounts of $90,000 and $3,728, respectively.

During the year ended December 31, 2014, the Company issued 500,000 shares of common stock valued at $60,000 to company directors and 1,650,000 shares of common stock for services valued at $162,550.

As further described in the notes accompanying the financial statements filed herewith:

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

●
WCI continues to work with international parties to expand the distribution of CellerateRX outside of the US. In 2013 WCI engaged a new distributor to market the products in several countries in the Middle East, and received registration and an initial order for Saudi Arabia. As of January 2014, the company is working on adding registrations in two more countries in this region.  CellerateRX is also registered in South Africa and in 2014 received registration with a distribution partner in Nigeria and in Mexico.  Registration efforts have continued for a CE mark and in February 2014 the company agreed to work with new parties on achieving this.

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

Preparing for the future expanding role of our products, we are studying the feasibility of three other markets where CellerateRX formulas could have great sales potential: dental, dermatology / plastic surgery and sunburn relief. We are committed to the completion of our feasibility studies and plan to launch a product into at least one of these areas in 2015 in conjunction with a strategic partner.

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

Results of Operations

Comparison of Year ended December 31, 2014 Compared to Year ended December 31, 2013

Revenues.  The Company generated revenues for the year ended December 31, 2014 of $2,632,643 compared to revenues of $1,726,392 for the year ended December 31, 2013, or a 52% increase in revenues.  The increase in revenues is the result of the Company’s sales and marketing strategy.  The Company also received a total of $252,000 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary "ROP" executed with BioStructures, LLC in 2011. The 2014 revenue from the ROP and Biostructures deal included $102,000 in annual royalties compared to $60,000 in annual royalties required by the agreement in 2013.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2014 were $803,631 compared to cost of goods sold of $792,774 for the year ended December 31, 2013, or a 1% increase in cost of goods sold.   In 2014, the Company was better able to control inventory and reduced the cost associated with damaged and slow moving inventory by almost 65%.  Additionally, although the Company’s revenue from product sales increased significantly, the Company did not yet exceed the sales threshold needed to increase the minimum annual royalty from $375,000.

General and administrative expenses. (“G&A"). G&A expenses for the year ended December 31, 2014 were $3,835,095 compared to G&A expenses of $3,810,350 for the year ended December 31, 2013, or a 1% increase in G&A expenses.  In 2014 the Company was successful in controlling general and administrative costs while still growing sales.

Interest Expense. Interest expense was $293,896 for the year ended December 31, 2014 compared to $1,725,553 for the year ended December 31, 2013, or a decrease of 83%.  The Company paid off or converted most of its interest bearing debt into stock in 2013 and the first quarter of 2014.  The debt remaining in 2014 has lower interest rates resulting in an overall decrease in interest expense for the year 2014.

Debt Related Expense. Debt related expense was $0 for the year ended December 31, 2014 compared to $61,612 for the year ended December 31, 2013. The Company incurred various fees related to debt extensions in 2013.  No such fees were incurred in 2014.

Net loss. We had a net loss for the year ended December 31, 2014, of $2,278,177 compared with a net loss of $4,148,088 for the year ended December 31, 2013, or a decrease in loss of 45%.  The Company was able to reduce net loss in 2014 by increasing revenue from product sales and licensing and development agreements.  The Company also significantly reduced interest and debt related expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $2,174,010 for the year ended December 31, 2014, and approximately $1,850,565 for the year ended December 31, 2013.

We will need to raise additional capital in fiscal year 2015 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2014, includes a going concern qualification.  Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

As of December 31, 2014, we had total current assets of $1,210,527, including cash of $523,441 and inventories of $402,530.  As of December 31, 2013, we had total current assets of $654,459, including cash of $44,553 and inventories of $307,502.

As of December 31, 2014, we had total current liabilities of $2,315,115 including $1,592,920 of notes payable and convertible notes payable to unrelated parties. Our current liabilities also include $324,286 of current year royalties payable, which were paid in full during January of 2015.  As of December 31, 2013, we had total current liabilities of $3,445,696 including $1,700,583 of notes payable and convertible notes payable to related and unrelated parties. Our current liabilities also included $375,000 of current year royalties payable.

As of December 31, 2014, our current liabilities also included derivative liabilities of $1,708 compared to derivative liabilities of $1,040,850 at December 31, 2013. At December 31, 2014, our derivative liabilities consisted of 910,000 outstanding common stock purchase warrants.  At December 31, 2013, our derivative liabilities consisted of 15,670,143 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.

For the year ended December 31, 2014, net cash used in operating activities was $1,686,685 compared to $1,821,981 in 2013.

We used $8,447 in investing activities in the year ended December 31, 2014 compared to $29,892 in the year ended December 31, 2013.

For the year ended December 31, 2014, net cash provided by financing activities was $2,174,020 compared to $1,850,565 in 2013.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreement

Pursuant to the agreement with the CellerateRX founder, George Petito, the Company is obligated to pay royalties to Petito and Applied Nutritionals, as described in “Item 1. Product, Patent, License and Royalty Agreement.”  At December 31, 2014 the amount of royalties due but unpaid was $324,286.  The Company paid this amount in full on January 21, 2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wound Management Technologies, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 9, 2015

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$523,441	$44,553
Accounts Receivable, net of allowance for bad debt of $18,462 and $13,014	278,261	221,549
Inventory, net of allowance for obsolescence of $46,007 and $114,404	402,530	307,502
Employee Advances	-	3,620
Deferred Loan Costs	-	1,032
Prepaid and Other Assets	6,295	76,203
Total Current Assets	1,210,527	654,459

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $22,477 and $17,062	45,428	29,259
Intangible Assets, net of accumulated depreciation of $267,913 and $216,882	242,397	293,428
Total Long-Term Assets	287,825	322,687

TOTAL ASSETS	$1,498,352	$977,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$210,266	$192,166
Accrued Royalties and Dividends	324,286	375,000
Capital Lease Obligation	4,504	-
Accrued Liabilities	-	260
Accrued Interest - Related Parties	-	29,255
Accrued Interest	181,431	107,582
Derivative Liabilities	1,708	1,040,850
Notes Payable - Related Parties	-	115,620
Notes Payable	392,920	300,900
Convertible Notes Payable, net of unamortized discounts of $0 and $50,837	1,200,000	1,284,063
Total Current Liabilities	2,315,115	3,445,696

LONG-TERM LIABILITIES
Capital Lease Obligation	8,633	-
Total Long-Term Liabilities	8,633	-

TOTAL LIABILITIES	2,323,748	3,445,696

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 70,411 issued and outstanding as of December 31, 2014 and 38,232 issued and outstanding as of December 31, 2013	704,110	382,320
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; 12,545 issued and outstanding as of December 31, 2014 15,000 issued and outstanding as of December 31, 2013	125,450	150,000
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 92,902,320 issued and 92,898,231 outstanding as of December 31, 2014 85,664,558 issued and 85,660,469 outstanding as of December 31, 2013	92,902	85,664
Additional Paid-in Capital	43,707,731	40,090,878
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(45,443,550)	(43,165,373)
Total Stockholders' Deficit	(825,396)	(2,468,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,498,352	$977,146

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

REVENUES	$2,632,643	$1,726,392

COST OF GOODS SOLD	803,631	792,774

GROSS PROFIT	1,829,012	933,618

GENERAL AND ADMINISTRATIVE EXPENSES:
General and Administrative Expenses	3,835,095	3,810,350
Depreciation / Amortization	56,446	51,663
LOSS FROM OPERATIONS	(2,062,529)	(2,928,395)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liabilities	78,145	365,496
Other Income	-	201,976
Interest Income	103	-
Interest Expense	(293,896)	(1,725,553)
Debt Related Expense	-	(61,612)

NET LOSS	(2,278,177)	(4,148,088)

Series C Preferred Stock Dividends	(233,792)	(6,271)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,511,969)	$(4,154,359)

Basic and diluted net loss per share of common stock	$(0.03)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	87,943,837	77,710,685

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock Series C Shares	$10.00 Par Value Amount	Preferred Stock Series D Shares	$10.00 Par Value Amount	Common Stock Shares	$0.001 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2012	-	$-	-	$-	68,782,470	$68,782	$35,154,736	(4,089)	$(12,039)	$(39,017,285)	$(3,805,806)
Issuance of Common stock for:
Debt	-	-	-	-	11,239,999	11,240	395,405	-	-	-	406,645
Interest and Extensions	-	-	-	-	288,140	288	16,324	-	-	-	16,612
Services	-	-	-	-	4,084,615	4,085	271,842	-	-	-	275,927
Warrants Exercised	-	-	-	-	1,269,334	1,269	4,491	-	-	-	5,760
Issuance of Preferred stock for:
Debt	27,660	276,601	-	-	-	-	1,659,599	-	-	-	1,936,200
Services	-	-	15,000	150,000	-	-	775,787	-	-	-	925,787
Subscription Agreements	10,572	105,719	-	-	-	-	634,311	-	-	-	740,030
Warrants Expense	-	-	-	-	-	-	287,599	-	-	-	287,599
True-up of warrants issued in 2011	-	-	-	-	-	-	489,614	-	-	-	489,614
Debt discounts due to warrants issued with debt	-	-	-	-	-	-	51,643	-	-	-	51,643
Warrants reclassed to derivative liabilities	-	-	-	-	-	-	(812,705)	-	-	-	(812,705)
Resolution of derivative liabilities due to warrant exercises	-	-	-	-	-	-	48,630	-	-	-	48,630
Resolution of derivative liabilities due to debt conversion	-	-	-	-	-	-	1,311,702	-	-	-	1,311,702
Reversal of deferred compensation due to forfeiture of nonvested options	-	-	-	-	-	-	(184,800)	-	-	-	(184,800)
Write-offs of deferred stock compensation	-	-	-	-	-	-	(38,300)	-	-	-	(38,300)
Debt discount due to beneficial conversion features	-	-	-	-	-	-	25,000	-	-	-	25,000
Net Loss	-	-	-	-	-	-	-	-	-	(4,148,088)	(4,148,088)
Balance at December 31, 2013	38,232	$382,320	15,000	$150,000	85,664,558	$85,664	$40,090,878	(4,089)	$(12,039)	$(43,165,373)	$(2,468,550)
Issuance of Common stock for:
Debt	-	-	-	-	1,087,762	1,088	92,640	-	-	-	93,728
Conversion of Series D Preferred Stock	-	-	(4,000)	(40,000)	4,000,000	4,000	36,000	-	-	-	-
Services	-	-	-	-	2,150,000	2,150	220,400	-	-	-	222,550
Issuance of Preferred stock for:
Services	-	-	1,656	16,560	-	-	150,480	-	-	-	167,040
Subscription Agreements	32,179	321,790	-	-	-	-	1,930,720	-	-	-	2,252,510
Cash paid for return of Preferred stock	-	-	(111)	(1,110)	-	-	(8,880)	-	-	-	(9,990)
Resolution of derivative liabilities due to debt conversion	-	-	-	-	-	-	132,417	-	-	-	132,417
Resolution of warrant derivative liabilities due to removal of convertible debt	-	-	-	-	-	-	918,580	-	-	-	918,580
Amortization of Series D Preferred stock awards	-	-	-	-	-	-	144,496	-	-	-	144,496
Net Loss	-	-	-	-	-	-	-	-	-	(2,278,177)	(2,278,177)
Balance at December 31, 2014	70,411	$704,110	12,545	$125,450	92,902,320	$92,902	$43,707,731	(4,089)	$(12,039)	$(45,443,550)	$(825,396)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(2,278,177)	$(4,148,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	56,446	51,663
Amortization of discounts and deferred financing costs	141,869	854,149
Bad debt expense	20,273	24,917
Inventory obsolescence	83,420	244,540
Gain on settlement of liabilities	-	(192,142)
Series D preferred stock issued for services	311,536	925,787
Common stock issued for services	222,550	275,927
Common stock issued for loan extensions	-	16,612
Warrant expense	-	287,599
True-up related to warrants issued in 2011	-	489,614
Recognition of deferred compensation related to vested options	-	86,350
Gain on change in fair value of derivative liabilities	(78,145)	(365,496)
Convertible debt issued for settlements	-	90,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(76,985)	(42,499)
(Increase) decrease in inventory	(178,448)	(97,831)
(Increase) decrease in employee advances	3,620	8,212
(Increase) decrease in accrued interest receivable	-	-
(Increase) decrease in prepaids and other assets	69,908	(64,897)
Increase (decrease) in allowance for uncollectible interest	-	-
Increase (decrease) in accrued royalties and dividends	(50,714)	(428,238)
Increase (decrease) in accounts payable	18,100	(67,965)
Increase (decrease) in accrued liabilities	(260)	(21,838)
Increase (decrease) in accrued interest payable	48,322	251,643
Net cash flows used in operating activities	(1,686,685)	(1,821,981)

Cash flows from investing activities:
Payments made on capital lease obligation	(375)	-
Purchase of property and equipment	(8,072)	(29,892)
Net cash flows used in investing activities	(8,447)	(29,892)

Cash flows from financing activities:
Borrowings on debt	-	290,244
Payments on debt	(23,600)	(662,169)
Borrowings on convertible debt, net of original issue discounts	-	1,817,400
Payments on convertible debt	(44,900)	(331,500)
Cash paid for debt issuance costs	-	(9,200)
Cash proceeds from sale of series C preferred stock	2,252,510	740,030
Proceeds from exercise of warrants	-	5,760
Cash paid for return of Series D preferred stock	(9,990)	-
Net cash flows provided by financing activities	2,174,020	1,850,565

Net increase (decrease) in cash	478,888	(1,308)

Cash and cash equivalents, beginning of period	44,553	45,861
Cash and cash equivalents, end of period	$523,441	$44,553

Cash paid during the period for:
Interest	$103,705	$130,147
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Cont'd)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt	$93,728	$406,645
Common stock issued for conversion of series D preferred stock	40,000	-
Series C issued for conversion of RP debt and interest	-	348,600
Series C issued for conversion of debt and interest	-	1,587,600
Resolution of derivative liabilities due to warrant exercise	-	48,630
Resolution of warrant derivative liabilities due to removal of convertible debt	918,580	-
Resolution of derivative liabilities due to debt conversions	132,417	1,311,702
Warrants reclassed to derivative liabilities	-	812,705
Debt discounts due to derivative liabilities	90,000	617,399
Debt discounts due to warrants issued with debt	-	51,643
Debt discounts due to beneficial conversion feature	-	25,000
Reversal of deferred compensation due to forfeiture of nonvested options	-	184,800
Write-off of deferred compensation	-	38,300
Reclass of related party debt to unrelated party debt	115,620	-
Reclass of related party interest payable to unrelated party interest payable	47,061	-
Capital lease obligation	13,512	-

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

Revenue Recognition

In accordance with the guidance in “ASC” Topic No. 605, “Revenue Recognition,” the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured. Revenue is recognized upon delivery. Revenue is recorded on the gross basis, which includes handling and shipping, because the Company has risks and rewards as a principal in the transaction based on the following:  (a) the Company maintains inventory of the product, (b) the Company is responsible for order fulfillment, and (c) the Company establishes the price for the product.  The Company recognizes royalty revenue in the period the royalty bearing products are sold.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company recorded bad debt expense of $20,273 and $24,917 in 2014 and 2013, respectively. The allowance for doubtful accounts at December 31, 2014 was $18,462 and the amount at December 31, 2013 was $13,014.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.  Inventories consist of powders, gels and the related packaging supplies.  The Company recorded inventory obsolescence expense of $83,420 in 2014 and $244,540  in 2013. The allowance for obsolete and slow moving inventory had a balance of $46,007 and $114,404 at December 31, 2014 and December 31, 2013, respectively.

Property and Equipment

Property and equipment is recorded at cost.  Depreciation is computed utilizing the straight-line method over the estimated economic life of the asset, which ranges from five to ten years. As of December 31, 2013, fixed assets consisted of $46,321including furniture and fixtures, computer equipment, phone equipment and the Company websites. As of December 31, 2014, fixed assets consisted of $67,905 including furniture and fixtures, computer equipment, phone equipment and the Company websites.   The depreciation expense recorded in 2014 was $5,415 and the depreciation expense recorded in 2013 was $632.  The balance of accumulated depreciation was $22,477and $17,062 at December 31, 2014 and December 31, 2013, respectively.

Intangible Assets

Intangible assets as of December 31, 2014 and 2013 consisted of a patent acquired in 2009 with a historical cost of $510,310. The intangible asset is being amortized over its estimated useful life of 10 years using the straight line method. Amortization expense recognized was $51,031 during 2014 and 2013.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2014 and 2013.

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

At December 31, 2013, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the conversion features of certain outstanding notes payable.  The derivative liabilities related to stock purchase warrants were valued using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes were valued using the Black-Scholes Option Pricing Model assuming maximum value. These are level 3 inputs.

At December 31, 2014, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants which were valued using the Black-Scholes Option Pricing Model, a level 3 input.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities as of December 31, 2014	$-	$-	$1,708	$1,708
Derivative Liabilities as of December 31, 2013	$-	$-	$1,040,850	$1,040,850

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

As additional consideration, an affiliate of WellDyne was issued 4,500,000 common stock warrants for the purchase of shares of the Company’s Common Stock. The warrants vest on the date of grant, have a term of five years and an exercise price of $0.06, subject to adjustment as provided for therin. The fair value of the warrants was determined to be $287,599 and was expensed during the year ended December 31, 2013.

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

The Second BMI Note carries an interest rate of 8% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Second BMI Note is due and payable on the later of (i) October 15, 2014, or (ii) the first anniversary of the date of the Merger Agreement. The Second BMI Note may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Second BMI Note may be converted, at the option of BMI, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to the Maturity Date.

In December of 2013, the Company and Brookhaven Medical, Inc. announced their mutual decision not to proceed with the proposed merger but to pursue other business relationships between the two companies.

On October 15, 2014, the Company and Brookhaven Medical, Inc. executed an amendment extending the due date of the notes to April 15, 2015. The Company evaluated the modification under ASC 470 and determined that it does not qualify as an extinguishment of debt.

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz. Other shareholders fund the Company as necessary to meet working capital requirements and expenses.

In September of 2014, Mr. Araldo Cossutta, holder of a note payable in the principal amount of $75,000, stepped down from his position on the board of directors. In October of 2014, the note payable to MAH Holding, LLC in the principal amount of $40,620 was acquired by an unrelated third party.  As a result, Mr. Cossutta’s $75,000 note and accrued interest of $32,200 and the MAH Holding note of $40,620 and accrued interest of $14,861 are presented as unrelated party notes payable in 2014.

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest

Araldo A. Cossutta	Mr. Cossutta was a member of the Board of Directors from 1994 until his term ended on September 3, 2014.	See “Third Quarter Secured Promissory Notes” As of March 31, 2015 $75,000 of this note remains due.	$75,000	$18,512

MAH Holding, LLC	MAH Holding, LLC provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	10,743

Total			$115,620	$29,255

During the year ended December 31, 2013, related parties converted an aggregate of $300,000 of related party debt and $48,600 of accrued interest into 4,980 shares of Series C convertible preferred stock. No such conversions took place in 2014.

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2014:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest

March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	$223,500	-	$223,500	$88,456

MAH Holding, LLC	Unsecured note with interest accrued at 10% per annum, due on demand. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	40,620		40,620	14,861

Third Quarter 2012 Secured Subordinated Promissory Notes	Seventeen notes in the original aggregate principal amount of $1,055,000; (i) 5% interest due on maturity date; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full. As of March 31, 2015 three of these notes remain due.	110,000	-	110,000	47,483

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) original maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of March 31, 2014 $11,300 of this note remains due.	11,300	-	11,300	10,379

BMI Convertible Note #1	Note in the principal amount of $1,000,000 which accrues interest at 8% per annum. The note is due April 15, 2015. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share.	1,000,000	-	1,000,000	16,877

Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month.	7,500	-	7,500	-

BMI Convertible Note #2	Note payable which accrues interest at 8% per annum and allows the Company to drawdown, as needed, an aggregate of $2,000,000, subject to an agreed upon schedule. The note is due April 15, 2015. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share.	200,000		200,000	3,375

Total		$1,592,920	$-	$1,592,920	$181,431

In January of 2014, the Company paid $20,000 in principal on the September 28, 2012 Promissory Note in the original amount of $51,300 and the final $5,000 in principal and $5,000 in accrued interest due on the Second Quarter 2012 Convertible Note in the original amount of $25,000.

In January of 2014, the Company converted $90,000 of principal and $3,728 of accrued interest payable related to the two July 16, 2013 promissory notes into 1,087,762 shares of common stock.

In March of 2014, the Company paid the final $39,900 in principal and $1,995 in accrued interest due on the May 30, 2012 Convertible note.

During the year ended December 31, 2014, the Company paid a total of $3,600 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the year ended December 31, 2014, aggregate amortization of debt discounts and deferred financing costs was $140,837 and $1,032, respectively.

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
Third Quarter 2012 Secured Subordinated Promissory Notes
Seventeen notes in the original aggregate principal amount of $1,055,000; (i) 5% interest due on maturity date; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full.  As of March 31, 2014 three of these notes remain due, of which two are with unrelated parties in the aggregate principal amount of $110,000.
		35,000	-	35,000	9,013
September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of March 31, 2014 $11,300 of this note is was past due.	31,300	-	31,300	8,763
Second Quarter 2012 Convertible Notes	Two $25,000 notes; (i) issued on April 3 and April 23, respectively; (ii) convertible at $0.19 per share; (iii) interest accrues at 5% per annum; (iv) interest accrues at 9% per annum after the due dates of April 30 and June 30, 2012, respectively. On September 20, 2012, 222,420 shares of Common Stock were issued in conversion of the April 23 note. As of the date of this filing these notes and all related interest are paid in full.	5,000	-	5,000	4,340
May 30, 2012 Convertible Note	Note in the principal amount of up to $275,000 including an approximate original issue discount of 10%; (i) maturity date one year from the effective date (ii) convertible at the lesser of $0.19 or a 30% discount on the fair market value of the Company's common stock; (iv) one time interest charge of 5% will be applied if the note is not repaid within the first 90 days. As of the date of this filing, this note at all related accrued interest has been paid in full.	39,900	(29,406)	10,494	1,995
July 16, 2013 Convertible Notes	Two $45,000 notes; (i) issued July 16, 2013 as part of two settlement agreements; (ii) interest accrues at 8%; (iii) due April 14, 2014; (iv) convertible 180 days after the issue date at 80% of the fair market value of the Company’s common stock. In the first quarter of 2014, the entire principal and accrued interest balance of these notes was converted into common stock.	90,000	-	90,000	3,629
BMI Convertible Note #1	Note in the principal amount of $1,000,000 which accrues interest at 8% per annum. The note is due October 10, 2014. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share.	1,000,000	-	1,000,000	18,192
Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month.	11,100	-	11,100	-
BMI Convertible Note #2	Note payable which accrues interest at 8% per annum and allows the Company to drawdown, as needed, an aggregate of $2,000,000, subject to an agreed upon schedule. The note is due October 15, 2014. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share.	200,000	(21,431)	178,569	2,652
Total		$1,635,800	$(50,837)	$1,584,963	$107,582

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

Debentures

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

In 2012, the debenture holder elected to convert $50,000 in principal into 1,387,754 shares of Common Stock.  In 2013, the debenture holder elected to convert $300,000 in principal into 8,351,368 shares of Common Stock.  A pro rata share of the discount associated with the debentures was expensed with each issuance of Common Stock. The balance of accrued interest payable related to the debentures was $18,238 at December 31, 2012. In 2013, the debenture holder also elected to receive a cash principal payment of $50,000 and accrued interest payable, accrued at 6% per annum, of $30,659.  As of December 31, 2013, the debentures were paid in full and all related discounts and debt issuance costs were fully amortized. The balance of accrued interest payable at December 31, 2013 was $0.

NOTE 6 – INTANGIBLE ASSETS

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

The activity for the intangible accounts is summarized below:

	2014	2013
Patent	$510,310	$510,310
Accumulated amortization	(267,913)	(216,882)
Patent, net of accumulated amortization	242,397	293,428

Total intangibles, net of accumulated amortization	$242,397	$293,428

The amount amortized for the year ended December 31, 2014 and 2013 was $51,031 and $51,031, respectively.

NOTE 7 – CUSTOMERS AND SUPPLIERS

WCI had two significant customers which accounted for approximately 27% and 10% of the Company’s sales in 2014 and one significant customer that accounted for approximately 14% of the Company’s sales in 2013.  The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

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

In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000; (b) a royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, which was paid October, 2009; plus (d) a royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2014 and 2013 is $324,286 and $375,000, respectively.

On January 21, 2015 the Company made payment in the amount of $324,286 to Applied Nutritionals.

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

Inventory Contract

In December of 2013, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $139,132 of product.  Payment in the amount of $66,111 was made in December of 2013 with the remaining balance due at the time of delivery.  This amount was recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2013 based on the contractual obligation of the parties. The remaining balance due of $73,021 was paid in March of 2014. The Company did not have any contractual obligations to purchase product as of December 31, 2014.

Office Leases

The Company's corporate office is located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001.  The lease was entered into after the expiration of the Company’s old lease with Keystone Exploration, LTD. in November of 2013.  The lease expires on April 30, 2017 and requires base rent payments of $5,737 per month for months 1-17, $5,866 for months 18-29, and $5,995 for months 30-41.

The Company also leased real property which it uses for its marketing staff in Denver, Colorado.  The lease was a 12 month lease expiring on November 30, 2014 and required base rent payment of $300 per month.  As of December 2014, the lease was month-to-month with a required base rent of $300 per month.  As of February 28, 2015 the lease was ended.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock issued or outstanding as of December 31, 2014 and 2013.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution.  Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate.  There were no Series B Shares issued or outstanding as of December 31, 2014 and 2013.

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of December 31, 2014 and December 31, 2013 there were 70,411 and 38,232 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2014 and December 31, 2013 there were 0 and 15,000 shares of Series D Preferred Stock issued and outstanding, respectively. On September 3, 2014, the company increased its authorized common stock to 250,000,000 shares. As a result, all outstanding Series D preferred shares were converted to common stock.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2014 there were no shares of Series E Preferred Stock issued and outstanding.

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

During the year ended December 31, 2014, the Company issued an aggregate of 32,179 shares of Series C preferred stock for cash proceeds of $2,252,510.

The Series C preferred stock earned dividends of $233,792 and $6,271 for the years ended December 31, 2014 and December 31, 2013, respectively. As of the date of this filing, no Series C preferred stock dividends have been declared or paid.

During the year ended December 31, 2013, the Company granted an aggregate of 15,000 shares of Series D preferred stock to employees and nonemployees for services. 13,000 of the shares were granted to employees and vest immediately upon grant, 1,000 of the shares were granted to an employee and vest in equal tranches over three years through October 1, 2016 and 1,000 of the shares were granted to a nonemployee and vest in equal tranches over three years through September 15, 2016. The aggregate fair value of the awards was determined to be $1,046,669 of which $925,787 was recognized during the year ended December 31, 2013 and $79,318 was recognized during the year ended December 31, 2014. $41,565 will be recognized over the remaining vesting periods.

In February of 2014, the Company issued 350 shares of Series D preferred stock to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $42,000

In July of 2014, the Company issued 750 shares of Series D preferred stock valued at $75,000 to a nonemployee for services rendered.  The shares vest immediately and were recorded at their fair value of $75,000.

In September, 2014 the Company granted 556 shares of Series D preferred stock valued at $50,040 to a contractor according to the terms of his service agreement. In December, 2014, the contractor returned 111 shares of Series D preferred stock in exchange for cash amount of $9,990. The remaining Series D shares were not yet issued as of the date of this filing.

During the year ended December 31, 2014, the Company granted an aggregate of 1,000 shares of Series D preferred stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000. During the year ended December 31, 2014, $65,178 was expensed and $54,822 remains to be expensed over the remaining vesting period.  The Series D shares were not yet issued as of the date of this filing.

On September 3, 2014, the Company increased its authorized common stock to 250,000,000 shares. Accordingly, the 16,545 outstanding shares of Series D preferred stock were automatically converted into 16,545,000 common shares.

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

In January of 2014, the Company issued 1,087,762 common shares for the conversion of notes payable and accrued interest in the amounts of $90,000 and $3,728, respectively.

During the year ended December 31, 2014, the Company issued 500,000 shares of common stock valued at $60,000 to company directors and 1,650,000 shares of common stock for services valued at $162,550.

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

On September 26, 2013, the Company issued the WelldDyne Warrant (see Note 4 “Significant Transactions”). The warrant allows the purchase of shares of the Company’s Common Stock equal to 4,500,000 shares. The WellDyne Warrant has a term of five years and an exercise price of $0.06, subject to adjustment as provided for therein. The fair value of the warrants was determined to be $287,599 using the Black-Scholes Option Pricing Model and it was recognized as warrant expense during the year ended December 31, 2013.

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

At December 31, 2014, there were 10,936,844 warrants outstanding with a weighted average exercise price of $0.23.

A summary of the status of the warrants granted at December 31, 2014 and 2013 and changes during the years then ended is presented below:

For the Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,099,968	$0.65
Granted	6,990,544	0.15
Exercised	(1,539,769)	1.38
Forfeited	(750,000)	0.09
Expired	(1,130,600)	0.83
Outstanding at end of period	15,670,143	$0.37

For the Year Ended December 31, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,670,143	$0.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(4,733,299)	0.68
Outstanding at end of period	10,936,844	$0.23

The following table summarizes the outstanding warrants as of December 31, 2014:

	As of December 31, 2014			As of December 31, 2014
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	3.8	$0.06	4,500,000	$0.06
0.08	550,000	3.2	0.08	550,000	0.08
0.09	625,000	3.3	0.09	625,000	0.09
0.15	1,571,300	2.6	0.15	1,571,300	0.15
0.25	120,000	0.8	0.25	120,000	0.25
0.40	3,000,000	0.6	0.40	300,000	0.40
0.44	1,515,544	1.6	0.44	1,515,544	0.44
0.50	370,000	1.3	0.50	370,000	0.50
0.60	975,000	1.7	0.60	975,000	0.60
0.75	120,000	0.8	0.75	120,000	0.75
1.00	290,000	1.4	1.00	290,000	1.00
$0.06-1.00	10,936,844	2.8	$0.23	10,936,844	$0.23

The following table summarizes the outstanding warrants as of December 31, 2013:

	As of December 31, 2013			As of December 31, 2013
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	4.8	$0.06	4,500,000	$0.06
0.08	550,000	4.2	0.08	550,000	0.08
0.09	625,000	4.3	0.09	625,000	0.09
0.15	1,571,300	3.6	0.15	1,571,300	0.15
0.25	120,000	1.8	0.25	120,000	0.25
0.40	1,299,999	0.7	0.40	300,000	0.40
0.44	1,515,544	2.6	0.44	1,515,544	0.44
0.50	2,236,650	0.5	0.50	370,000	0.50
0.60	975,000	2.7	0.60	975,000	0.60
0.75	120,000	1.8	0.75	120,000	0.75
1.00	2,156,650	0.5	1.00	290,000	1.00
$0.06-1.00	15,670,143	2.7	$0.37	10,936,844	$0.37

Stock Options

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

A summary of the status of the stock options granted for the years ended December 31, 2014 and 2013, and changes during the period then ended is presented below:

For the Year Ended December 31, 2013
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,043,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	(1,100,000)	0.15
Expired	-	-
Outstanding at end of period	3,943,500	$0.15

For the Year Ended December 31, 2014
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	3,943,500	$0.15

The following table summarizes the outstanding options as of December 31, 2014:

	As of December 31, 2014			As of December 31, 2014
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	2.63	0.15	3,943,500	$0.15

The following table summarizes the outstanding options as of December 31, 2013:

	As of December 31, 2013			As of December 31, 2013
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	3.62	0.15	3,826,833	$0.15

NOTE 10 – DERIVATIVE LIABILITIES

During 2014 and 2013, the Company had outstanding common stock warrants that contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  In addition, the Company also had outstanding convertible notes payable to various lenders that were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock.

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification.  Accordingly, the warrants and conversion options are treated as derivative liabilities and are carried at fair value. During 2014, the convertible notes were repaid or converted to stock. As of December 31, 2014, some of the outstanding common stock warrants with the anti-dilution provision remained outstanding.

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the Black-Scholes Option Pricing Model assuming maximum value, a Level 3 input, with the following assumptions used:

Year	2013	2014
Dividend yield:	0%	0%
Expected volatility	106.09% to 196.26%	103.35% to 155.36%
Risk free interest rate	.07% to 1.75%	.13% to 1.07%
Expected life (years)	0.16 to 5.00	0.82 to 2.57

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2014 and 2013:

Balance, December 31, 2012	$(1,336,574)
Fair value of warrant derivatives on date of grant	(812,705)
Convertible debt derivatives recognized as derivative loss	(151,336)
Convertible debt derivatives recognized as debt discount	(617,399)
Resolution of warrant derivatives upon exercises	48,630
Resolution of convertible debt derivatives upon conversions	1,311,702
Gain on change in fair value of derivative liabilities	516,832
Balance, December 31, 2013	(1,040,850)
Convertible debt derivatives recognized as derivative loss	(22,500)
Convertible debt derivatives recognized as debt discount	(90,000)
Resolution of convertible debt derivatives upon conversions	132,417
Resolution of convertible debt derivatives upon debt payoff	59,311
Resolution of warrant derivatives no longer qualifying as derivative liabilities	918,580
Gain on change in fair value of derivative liabilities	41,334
Balance, December 31, 2013	$(1,708)

The aggregate gain on derivative liabilities for the years ended December 31, 2013 and December 31, 2014 was $365,496 and $78,145, respectively.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

A 100% valuation allowance has been provided for all deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

The unexpired net operating loss carry forward at December 31, 2013 is approximately $32,300,000 with various expiration dates between 2018 and 2034 if not utilized. All tax years starting with 2011 are open for examination.

Non-current deferred tax asset:

	2014	2013
34% of net operating loss carry forwards	$10,968,027	$9,948,987
Valuation allowance	(10,968,027)	(9,948,987)
Net non-current deferred tax asset	-	-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2014 and 2013 are listed below.

	2014	2013
Expected federal income tax benefit	$774,580	$1,410,350
Change in valuation allowance	(1,019,040)	(734,830)
Goodwill amortization	142,386	-
Derivative gain	26,569	124,269
Amortization of beneficial conversion discount	(47,008)	(290,411)
Other	300,706	198,464
Stock-based compensation	(178,193)	(707,842)
Income tax expense (benefit)	$-	$-

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  All tax years starting with 2009 are open for examination.

NOTE 12 – LEGAL PROCEEDINGS

On November 14, 2011, Ken Link instituted litigation against the Company and Scott A. Haire in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case has now been reset for trial for the week of July 20, 2015. Subsequent to the declaration of mistrial, Ken Link amended his pleadings and alleges now that Wound Management Technologies, Inc. never intended to pay the $223,500 promissory note, which included $1,000 per day late charge, a $20,000 one-time fee, and 200,000 shares of stock, and asserting a damage claim of $223,500 and the loss of the benefit of the bargain related to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

On February 13, 2015, Wound Management Technologies, Inc. was served with a lawsuit styled Beeleve, LLC v. Wound Management Technologies, Inc., in the 95th District Court of Dallas County, Texas.  The action is a suit of apparently seeking the rights under a promissory note, which was originally executed to MAH Holdings, LLC.  Discovery has commenced, but the discovery responses are not due until April 7, 2015.  The case is currently set for trial for October 19, 2015.  We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

NOTE 13 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375.  The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the capital lease were $375 during 2014. At December 31, 2014, a total lease liability of $13,137 remained. Of that amount, $4,504 will be due in 2015.

NOTE 14 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all significant events or transactions that occurred after December 31, 2014 are outlined below:

In March of 2015, the Company granted 150,000 common stock options for services which vest in tranches of 25,000, 25,000 and 100,000 options upon the achievement of certain sales targets.

In March of 2015, the Company granted 900,000 common stock options for services of which 100,000 vest upon grant and the remaining 800,000 vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain sales targets.

In March of 2015, the Company granted 100,000 shares of common stock to a contractor for services which vest after 90 days.

In March of 2015, the Company converted 357 shares of series C stock and deferred dividends into 374,264 shares of common stock at the request of the shareholder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 and as of the date of this filing.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages, and positions of the current directors of Wound Management.

NAME	AGE	POSITION	YEAR FIRST ELECTED
Robert Lutz, Jr.	65	Chairman and Chief Executive Officer	2012
John Feltman	67	Director	2013
Dr. Philip J. Rubinfeld	59	Director	2010
John Siedhoff	55	Director	2014

Robert Lutz, Jr. is Chairman of the Board and Chief Executive Officer and President of the Company.  He also currently serves as the President of R.L. Investments Inc. and Lutz Investments LP. From June 1994 to March 31, 2000, he served as the Chairman and Chief Executive Officer of AMRESCO, Inc., and prior to that, served as the President and Chief Operating Officer of Balcor/Allegiance Realty Group, a subsidiary of the American Express Company. Mr. Lutz has extensive management and leadership experience with both public and private companies, including subsidiaries of Liberty Corp, American Express and AMRESCO. He has been an Independent Director of Felcor Lodging Trust Inc., a General Partner of Felcor Lodging LP (a publicly-traded REIT) since July 1998. He serves as a Trustee of Urban Land Institute. He served as a Trust Manager of AMRESCO Capital Trust since 1998. Mr. Lutz served as a Director of Bristol Hotel Company from December 1995 to its merger into Felcor Lodging Trust Inc. in July 1998.

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

John Siedhoff earned a Bachelor of Science Degree in Mechanical Engineering from Iowa State University, and spent the next 12 years working for Fluor Corporation and Controls Southeast, Inc., in the design, manufacture and installation of high temperature, high pressure piping systems for oil refineries and petrochemical plants, both foreign and domestic. Mr. Siedhoff's turnaround and merger and acquisition experience started as Chief Operating Officer of Enduro Systems, Inc., acquiring companies to vertically integrate material handling operations for the weighing, conveying, and filling of oil refined products, to the rapid loading of grain.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the executive officers of Wound Management.

NAME	AGE	POSITION
Robert Lutz, Jr.	65	Chairman and Chief Executive Officer
Deborah Jenkins Hutchinson	56	President
Darren Stine	44	Chief Financial Officer
Cathy Bradshaw	61	President of WCI

A biography for Mr. Lutz is listed in the Board of Directors Section.

Deborah Jenkins Hutchinson—President. Ms. Hutchison has served as the Company’s President since October 16, 2013.  She previously served as the Company’s President from January 12, 2010 until March 20, 2012.  From 2005 until January 12, 2010, she served in various capacities, including most recently, as President of Virtual Technology Licensing, LLC, a subsidiary of HEB, the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors of Private Access, Inc.

Darren Stine—Chief Financial Officer. Mr. Stine has over twenty years of progressive and broad experience developing, managing, and leading finance and accounting functions for companies. In addition to holding senior management positions at JPO Management, County Fresh, Aventine Renewable Energy, and EcoProduct Solution, he has also owned a successful tax and accounting consulting firm. Darren’s strengths include in-depth understanding of Federal and State Tax, SOX, Treasury, SEC Reporting, Auditing, and Finance & Accounting processes. He has been instrumental in strategically aligning companies to meet and exceed owner/shareholders expectation and in streamlining corporate procedures.

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

Independent Directors

The Board presently has one member from our management team—Robert Lutz, Jr.—and three non-management directors.  All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Lutz, who is not independent because he is currently Chief Executive Officer.

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

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors.  The Board of Directors meets on a regular basis—at least quarterly—to review significant developments affecting us and to act on matters requiring approval of the Board of Directors.  It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings.  The Board of Directors does not currently have a standing audit, compensation, nominating or governance committee, and the entire Board of Directors performs the functions of each such committees, participating in all relevant decisions thereof. It is the expectation of  the Company that, upon election of the new directors, it will be able to form standing committees so as to more efficiently perform their various functions, and that each such committee will adopt a charter as appropriate and make such charter available on the Company’s website. The Company further recognizes that none of its directors currently qualifies as an audit committee financial expert. The Board of Directors continues to search for qualified candidates to fill such role.

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

Shareholders seeking to nominate director candidates may do so by writing the Corporate Secretary of the Company and giving the recommended candidate’s name, biographical data and qualifications, if such recommendations are submitted by shareholders in compliance with the Company’s bylaws.

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

Our Board leadership structure is commonly utilized by other public companies in the United States, and we believe that it is effective for us. This leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among the Chief Executive Officer and the Chief Financial Officer and the independent directors. Of the four members of our Board, three are independent from management.

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

Meeting Attendance

During the fiscal year ended December 31, 2014, the Board of Directors held 8 meetings.  During 2014, each director (other than Tom Kirchhofer and Robert Gross) attended all Board meetings (no director attended fewer than 75% of the meetings), and no directors received any compensation in 2014 for service to Wound Management in their role as director.  See “Executive Compensation—Director Compensation.”  Wound Management encourages, but does not require, directors to attend the annual meeting of shareholders; however, such attendance allows for direct interaction between shareholders and members of the Board of Directors.

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

Corporate Secretary
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Lutz, Jr	2013	125,000	-	420,000	-	-	-	-	545,000
	2014	150,000	-	-	-	-	-	-	150,000
Deborah J. Hutchinson (a)	2013	32,500	-	140,000	-	-	-	-	172,500
	2014	150,000	-	-	-	-	-	-	150,000
Darren Stine (b)	2013	-	-	-	-	-	-	-	-
	2014	94,416	-	60,000	-	-	-	-	154,416
Cathy Bradshaw (c)	2013	120,000	-	70,000	-	-	-	-	190,000
	2014	120,000	-	-	-	-	-	-	120,000

Notes to Summary Compensation Table

(a)           Deborah J. Hutchinson was appointed as the Company’s President effective October 16, 2013.

(b)           Darren Stine was appointed as the Company’s Chief Financial Officer effective March 17, 2014.

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

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  In the year 2014, the Company did not issue any equity compensation to the members of its Board of Directors in respect of their service thereon. In the future we might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards at December 31, 2014 for our named executive officers.  We do not currently have an equity incentive plan; therefore, these columns have been omitted from the following table.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Deborah J. Hutchinson	18,750	—	0.15	9/11/2017	—	—
John Feltman	—	—	—	—	—	—
Dr. Philip J. Rubinfeld	18,750	—	0.15	9/11/2017	—	—
Darren Stine (1)	—	—	—	—	500	27,500
Cathy Bradshaw (2)	133,333	66,667	0.15	8/17/2017	333	18,315
	170,833	66,667			833	45,815

Footnotes to Outstanding Equity Awards table:

(1)	Mr. Stine was issued 500 shares Series D Preferred Stock pursuant to a restricted stock agreement on 3/6/14, which shares vest over a 3-year period.
(2)
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014 the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 31, 2014:  (a) there were 92,902,320 and 92,898,231 shares of common stock issued and outstanding, respectively, with 4,089 shares held as treasury stock, (b) 74,110 shares of Series C Preferred Stock issued and outstanding, and 12,545 shares of Series D Preferred Stock issued and outstanding.

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

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
HEB LLC	9,973,064	10.73%	—	—
777 Main St. Suite 3100
Fort Worth, TX 76102

Araldo A. Cossutta (1)	6,270,000	6.74%	—	—
920 5th Ave
New York, NY 10021

Applied Nutritionals, LLC	6,000,000	6.46%	—	—
1890 Bucknell Drive,
Bethlehem, PA 18015

James W Stuckert TTEE (2)	3,170,000	3.41%	31,087	35.87%
James W Stuckert Rev TR
500 W. Jefferson St.
Lousville, KY 40202

	Common Stock		Preferred Stock
Officers and Directors:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Robert Lutz, Jr. (3)	3,250,000	3.39%	9,257	10.68%
Dr. Philip J. Rubinfeld (4)	468,750	0.50%	1,723	1.99%
Cathy Bradshaw (5)	450,000	0.48%	1,000	1.15%
Deborah J. Hutchinson (6)	268,750	0.29%	2,000	2.31%
John Feltman (7)	112,000	0.12%	—	—
Ronald Goode	—	—	—	—
Jeff Lewis	—	—	—	—
John Siedhoff (8)	6,250,000	6.73%	750	0.87%
Darren Stine (9)	—	—	500	0.58%
All directors and executive officers as a group (8 persons)	10,687,500	11.62%	15,230	17.58%

(1)	Reflects 127,000 shares issuable upon the exercise of warrants and/or options.
(2)	Reflects 1,400,000 shares held by Diane V Stucert, TTEE FBO, James Stuckert Family Trust
(3)
Reflects 3,000,000 shares issuable upon the exercise of options. Mr. Robert Lutz Jr. may be deemed to beneficially own 250,000 shares of stock held by his wife. Ownership of Preferred Stock includes 6,000 shares of Series D Preferred Stock and 3,257 shares of Series C Preferred Stock.

(4)	Reflects 118,750 shares issuable upon the exercise of warrants and/or options. Ownership of Preferred Stock includes 1,723 shares of Series C Preferred Stock
(5)	Reflects 200,000 shares issuable upon the exercise or warrants and/or options. Ownership of Preferred Stock includes 1,000 shares of Series D Preferred Stock.
(6)	Reflects 18,750 shares issuable upon the exercise of warrants. Ownership of Preferred Stock includes 2,000 shares of Series D Preferred Stock.
(7)	Reflects 112,000 shares issued pursuant to a restricted grant.
(8)	Reflects 6,250,000 shares issued pursuant to restricted grant. Ownership of Preferred Stock includes 750 shares of Series D Preferred Stock
(9)	Reflects 500 shares of Series D Preferred Stock issued pursuant to a restricted grant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In Addition to the officer and director compensation arrangements disclosed herein, the Company was  involved in the following transactions with related parties during fiscal years 2013 or 2014.

Funds are advanced to the Company from various related parties, including from Mr. Robert Lutz. Other shareholders fund the Company as necessary to meet working capital requirements and expenses.

In September of 2014, Mr. Araldo Cossutta, holder of a note payable in the principal amount of $75,000, stepped down from his position on the board of directors. In October of 2014, the note payable to MAH Holding, LLC in the principal amount of $40,620 was acquired by an unrelated third party.  As a result, Mr. Cossutta’s $75,000 note and accrued interest of $32,200 and the MAH Holding note of $40,620 and accrued interest of $14,861 are presented as unrelated party notes payable in 2014.

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2013:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
Araldo A. Cossutta	Mr. Cossutta was a member of the Board of Directors from 1994 until his term ended on September 3, 2014.	See “Third Quarter Secured Promissory Notes” As of March 31, 2015 $75,000 of this note remains due.	$75,000	$18,512

MAH Holding, LLC	MAH Holding, LLC provided previous lines of credit to affiliates of WMT.	Unsecured note with interest accrued at 10% per annum, due on demand.	40,620	10,743
Total			$115,620	$29,255

During the year ended December 31, 2013, related parties converted an aggregate of $300,000 of related party debt and $48,600 of accrued interest into 4,980 shares of Series C convertible preferred stock. No such conversions took place in 2014.

All of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards, except for Mr. Lutz, who serves as Chief Executive Officer of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We engaged MaloneBailey, LLP to conduct our audits for the year ended December 31, 2014 and three-month period ended September 30, 2013, and the twelve-month period ended December 31, 2013, and our audit fees for services performed such periods were $50,000 and $54,000 respectively.  Our prior audit firm was Pritchett, Siler & Hardy, P.C., and our audit fees for services performed during the first two quarters of 2013 were $15,292.

Audit-Related Fees.  The aggregate fees billed by Pritchett, Siler & Hardy, P.C. and MaloneBailey LLP for assurance and related services that were reasonably related to the performance of the audit or review of Wound Management’s financial statements which are not reported in “audit fees” above, for the years ended December 31, 2014 and December 31, 2013, were $0 and $0, respectively.

Tax Fees. Pritchett, Siler & Hardy, P.C., our tax fees for services performed for the years ended December 31, 2014 and December 31, 2013, were $0 and $12,532, respectively.

All Other Fees.  The aggregate fees billed by Pritchett, Siler & Hardy, P.C. and MaloneBailey LLP for other services, exclusive of the fees disclosed above relating to financial statement audit and audit-related services and tax compliance, advice or planning, for the years ended December 31, 2013 and 2014, was $0.

Consideration of Non-audit Services Provided by the Independent Auditors.  The Board has considered whether the services provided for non-audit services are compatible with maintaining MaloneBailey LLP’s independence, and has concluded that the independence of such firm has been maintained.

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

10.3	Forbearance Agreement dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2012)
10.4	Form of Secured Subordinated Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2012)
10.5	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 19, 2012)
10.6	Commitment Letter dated July 10, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 19, 2012)
10.7	Amendment to Forbearance Agreement dated July 25, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2012)
10.8	Forbearance Agreement dated August 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2012)
10.9	Amendment to Forbearance Agreement dated December 5, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 11, 2012)
10.1	Second Amendment to Forbearance Agreement dated effective January 2, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2013)
10.11	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2013)
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

WOUND MANAGEMENT TECHNOLOGIES, INC.

April 9, 2015	By:	/s/ Robert Lutz, Jr.
Robert Lutz, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lutz, Jr.	Chief Executive Officer and Chairman (Principal Executive Officer)	April 9, 2015
Robert Lutz, Jr.

/s/ Darren Stine	Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2015
Darren E. Stine

/s/ Dr. Philip J. Rubinfeld	Director	April 9, 2015
Dr. Philip J. Rubinfeld

/s/ Mr. John Feltman	Director	April 9, 2015
Mr. John Feltman

/s/ Mr. John Siedhoff	Director	April 9, 2015
Mr. John Siedhoff