Form 10-K/A
period 2014-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2015-05-01
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
          ------------------------------------------------------
Commission File Number 0-11808

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2015 (the “Original Filing”).  This Amendment is being filed to include a corrected form of the Company’s financial statements, as the financial statements inadvertently included with the Original Filing did not reflect certain corrections made to accurately reflect conversions of our Series D Preferred Stock.

Except as described above, no other changes have been made to the Original Filing.  Unless expressly stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  References to the “Company”, “we”, “our”, or “us” in this Amendment refer to Wound Management Technologies, Inc., unless the context otherwise indicates.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 9, 2015

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$523,441	$44,553
Accounts Receivable, net of allowance for bad debt of $18,462 and $13,014	278,261	221,549
Inventory, net of allowance for obsolescence of $46,007 and $114,404	402,530	307,502
Employee Advances	-	3,620
Deferred Loan Costs	-	1,032
Prepaid and Other Assets	6,295	76,203
Total Current Assets	1,210,527	654,459

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $22,477 and $17,062	45,428	29,259
Intangible Assets, net of accumulated depreciation of $267,913 and $216,882	242,397	293,428
Total Long-Term Assets	287,825	322,687

TOTAL ASSETS	$1,498,352	$977,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$210,266	$192,166
Accrued Royalties and Dividends	324,286	375,000
Capital Lease Obligation	4,504	-
Accrued Liabilities	-	260
Accrued Interest - Related Parties	-	29,255
Accrued Interest	181,431	107,582
Derivative Liabilities	1,708	1,040,850
Notes Payable - Related Parties	-	115,620
Notes Payable	392,920	300,900
Convertible Notes Payable, net of unamortized discounts of $0 and $50,837	1,200,000	1,284,063
Total Current Liabilities	2,315,115	3,445,696

LONG-TERM LIABILITIES
Capital Lease Obligation	8,633	-
Total Long-Term Liabilities	8,633	-

TOTAL LIABILITIES	2,323,748	3,445,696

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 70,411 issued and outstanding as of December 31, 2014 and 38,232 issued and outstanding as of December 31, 2013	704,110	382,320
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding as of December 31, 2014 15,000 issued and outstanding as of December 31, 2013	-	150,000
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 105,447,320 issued and 105,443,231 outstanding as of December 31, 2014 85,664,558 issued and 85,660,469 outstanding as of December 31, 2013	105,447	85,664
Additional Paid-in Capital	43,820,636	40,090,878
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(45,443,550)	(43,165,373)
Total Stockholders' Deficit	(825,396)	(2,468,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,498,352	$977,146

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

REVENUES	$2,632,643	$1,726,392

COST OF GOODS SOLD	803,631	792,774

GROSS PROFIT	1,829,012	933,618

GENERAL AND ADMINISTRATIVE EXPENSES:
General and Administrative Expenses	3,835,095	3,810,350
Depreciation / Amortization	56,446	51,663
LOSS FROM OPERATIONS	(2,062,529)	(2,928,395)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liabilities	78,145	365,496
Other Income	-	201,976
Interest Income	103	-
Interest Expense	(293,896)	(1,725,553)
Debt Related Expense	-	(61,612)

NET LOSS	(2,278,177)	(4,148,088)

Series C Preferred Stock Dividends	(233,792)	(6,271)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,511,969)	$(4,154,359)

Basic and diluted net loss per share of common stock	$(0.03)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	93,082,234	77,710,685

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock Series C Shares	$10.00 Par Value Amount	Preferred Stock Series D Shares	$10.00 Par Value Amount	Common Stock Shares	$0.001 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2012	-	$-	-	$-	68,782,470	$68,782	$35,154,736	(4,089)	$(12,039)	$(39,017,285)	$(3,805,806)
Issuance of Common stock for:
Debt	-	-	-	-	11,239,999	11,240	395,405	-	-	-	406,645
Interest and Extensions	-	-	-	-	288,140	288	16,324	-	-	-	16,612
Services	-	-	-	-	4,084,615	4,085	271,842	-	-	-	275,927
Warrants Exercised	-	-	-	-	1,269,334	1,269	4,491	-	-	-	5,760
Issuance of Preferred stock for:
Debt	27,660	276,601	-	-	-	-	1,659,599	-	-	-	1,936,200
Services	-	-	15,000	150,000	-	-	775,787	-	-	-	925,787
Subscription Agreements	10,572	105,719	-	-	-	-	634,311	-	-	-	740,030
Warrants Expense	-	-	-	-	-	-	287,599	-	-	-	287,599
True-up of warrants issued in 2011	-	-	-	-	-	-	489,614	-	-	-	489,614
Debt discounts due to warrants issued with debt	-	-	-	-	-	-	51,643	-	-	-	51,643
Warrants reclassed to derivative liabilities	-	-	-	-	-	-	(812,705)	-	-	-	(812,705)
Resolution of derivative liabilities due to warrant exercises	-	-	-	-	-	-	48,630	-	-	-	48,630
Resolution of derivative liabilities due to debt conversion	-	-	-	-	-	-	1,311,702	-	-	-	1,311,702
Reversal of deferred compensation due to forfeiture of nonvested options	-	-	-	-	-	-	(184,800)	-	-	-	(184,800)
Write-offs of deferred stock compensation	-	-	-	-	-	-	(38,300)	-	-	-	(38,300)
Debt discount due to beneficial conversion features	-	-	-	-	-	-	25,000	-	-	-	25,000
Net Loss	-	-	-	-	-	-	-	-	-	(4,148,088)	(4,148,088)
Balance at December 31, 2013	38,232	$382,320	15,000	$150,000	85,664,558	$85,664	$40,090,878	(4,089)	$(12,039)	$(43,165,373)	$(2,468,550)
Issuance of Common stock for:
Debt	-	-	-	-	1,087,762	1,088	92,640	-	-	-	93,728
Conversion of Series D Preferred Stock	-	-	(16,545)	(165,450)	16,545,000	16,545	148,905	-	-	-	-
Services	-	-	-	-	2,150,000	2,150	220,400	-	-	-	222,550
Issuance of Preferred stock for:
Services	-	-	1,656	16,560	-	-	150,480	-	-	-	167,040
Subscription Agreements	32,179	321,790	-	-	-	-	1,930,720	-	-	-	2,252,510
Cash paid for return of Preferred stock	-	-	(111)	(1,110)	-	-	(8,880)	-	-	-	(9,990)
Resolution of derivative liabilities due to debt conversion	-	-	-	-	-	-	132,417	-	-	-	132,417
Resolution of warrant derivative liabilities due to removal of convertible debt	-	-	-	-	-	-	918,580	-	-	-	918,580
Amortization of Series D Preferred stock awards	-	-	-	-	-	-	144,496	-	-	-	144,496
Net Loss	-	-	-	-	-	-	-	-	-	(2,278,177)	(2,278,177)
Balance at December 31, 2014	70,411	$704,110	-	$-	105,447,320	$105,447	$43,820,636	(4,089)	$(12,039)	$(45,443,550)	$(825,396)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(2,278,177)	$(4,148,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	56,446	51,663
Amortization of discounts and deferred financing costs	141,869	854,149
Bad debt expense	20,273	24,917
Inventory obsolescence	83,420	244,540
Gain on settlement of liabilities	-	(192,142)
Series D preferred stock issued for services	311,536	925,787
Common stock issued for services	222,550	275,927
Common stock issued for loan extensions	-	16,612
Warrant expense	-	287,599
True-up related to warrants issued in 2011	-	489,614
Recognition of deferred compensation related to vested options	-	86,350
Gain on change in fair value of derivative liabilities	(78,145)	(365,496)
Convertible debt issued for settlements	-	90,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(76,985)	(42,499)
(Increase) decrease in inventory	(178,448)	(97,831)
(Increase) decrease in employee advances	3,620	8,212
(Increase) decrease in prepaids and other assets	69,908	(64,897)
Increase (decrease) in accrued royalties and dividends	(50,714)	(428,238)
Increase (decrease) in accounts payable	18,100	(67,965)
Increase (decrease) in accrued liabilities	(260)	(21,838)
Increase (decrease) in accrued interest payable	48,322	251,643
Net cash flows used in operating activities	(1,686,685)	(1,821,981)

Cash flows from investing activities:
Payments made on capital lease obligation	(375)	-
Purchase of property and equipment	(8,072)	(29,892)
Net cash flows used in investing activities	(8,447)	(29,892)

Cash flows from financing activities:
Borrowings on debt	-	290,244
Payments on debt	(23,600)	(662,169)
Borrowings on convertible debt, net of original issue discounts	-	1,817,400
Payments on convertible debt	(44,900)	(331,500)
Cash paid for debt issuance costs	-	(9,200)
Cash proceeds from sale of series C preferred stock	2,252,510	740,030
Proceeds from exercise of warrants	-	5,760
Cash paid for return of Series D preferred stock	(9,990)	-
Net cash flows provided by financing activities	2,174,020	1,850,565

Net increase (decrease) in cash	478,888	(1,308)

Cash and cash equivalents, beginning of period	44,553	45,861
Cash and cash equivalents, end of period	$523,441	$44,553

Cash paid during the period for:
Interest	$103,705	$130,147
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Cont'd)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt	$93,728	$406,645
Common stock issued for conversion of series D preferred stock	165,450	-
Series C issued for conversion of related party debt and interest	-	348,600
Series C issued for conversion of debt and interest	-	1,587,600
Resolution of derivative liabilities due to warrant exercise	-	48,630
Resolution of warrant derivative liabilities due to removal of convertible debt	918,580	-
Resolution of derivative liabilities due to debt conversions	132,417	1,311,702
Warrants reclassed to derivative liabilities	-	812,705
Debt discounts due to derivative liabilities	90,000	617,399
Debt discounts due to warrants issued with debt	-	51,643
Debt discounts due to beneficial conversion feature	-	25,000
Reversal of deferred compensation due to forfeiture of nonvested options	-	184,800
Write-off of deferred compensation	-	38,300
Reclass of related party debt to unrelated party debt	115,620	-
Reclass of related party interest payable to unrelated party interest payable	47,061	-
Capital lease obligation	13,512	-

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