Form 10-Q
period 2015-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2015-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

Commission File No.    0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16633 Dallas Parkway
Suite 250
Addison, Texas 75001
(Address of principal executive offices)
(972) 218-0935
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No 

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No  

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Non-accelerated filer 
Accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

As of May 15, 2015, 106,254,918 shares of the Issuer's $.001 par value common stock were issued and 106,250,829 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2015.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2014.

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

Management Letter

Wound Management Technologies, Inc. (the “Company”) continues to execute on its strategic growth initiatives, which is driving increased awareness and demand among a wider group of physicians as well as in other healthcare settings. The positive momentum is exciting as the Company is still in the early stages of executing its sales and marketing programs for CellerateRX ®.   Management believes there are still tremendous opportunities in the market that can be addressed through its two subsidiaries, Wound Care Innovations and Resorbable Orthopedic Products.

Wound Management Technologies is pleased to report revenues of $1,013,987 for the first quarter of 2015, a gain of approximately 49% over $682,294 from the first quarter of 2014. Approximately 95% of revenues were from CellerateRX ® product line and the other 5% of revenue occurred in the Resorbable Orthopedic Products, LLC subsidiary (ROP). The CellerateRX ® first quarter revenues included sales to existing customers (i.e. DME, HC, Hospitals, LTC, MD, and Rx) along with establishing 42 new accounts mixed between the wound care and surgical product lines.

On March 16, 2015 Wound Management Technologies announced receiving through a subsidiary of the company, Wound Care Innovations, LLC (“WCI”), its inaugural order from Mexico, where WCI is registered and signed a distribution agreement with VISECA Desarrollo Inmobiliario SA de CA ("VISECA"), a healthcare distributor in Mexico. CellerateRX ® received COFEPRIS approval from the Mexico Ministry of Health.

In 2015 the Company began a new regional sales management strategy and is executing on its plan to phase in eight full-time regional sales managers by year end. The regional managers are responsible for both direct sales and working with the Company's distributors.

In closing, Wound Management Technologies is well positioned to execute on its strategic growth initiatives with a solid infrastructure in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in the sales and marketing of CellerateRX ® product and the emergence of the ROP subsidiary.

Results of Operations

For the three months ended March 31, 2015, compared with the three months ended March 31, 2014:

Revenues.  The Company generated revenues for the three months ended March 31, 2015, of $1,013,987, as compared to revenues of $682,294 for the three months ended March 31, 2014, or 49% increase in revenues.  The increase in revenues is the result of an expanded salesforce and the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers. Additionally, the Company has recorded $50,250 in royalty revenue from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold.  Cost of goods sold for the three months ended March 31, 2015, was $217,086, as compared to costs of goods sold of $168,723 for the three months ended March 31, 2014, or a 29% increase. The cost of goods sold increased as sales increased.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2015, were $878,043, as compared to G&A expenses of $913,234 for the three months ended March 31, 2014, or a 4% decrease in G&A expenses. G&A expenses decreased in 2015 as the Company decreased legal and recruiting fees.

Interest expense. Interest expense was $37,683 for the three months ended March 31, 2015, as compared to $163,143 for the three months ended March 31, 2014, or a decrease of 77%.  The Company paid off or converted to stock over $154,000 of interest bearing debt in the first quarter of 2014 reducing the Company’s interest expense in later periods.

Net income/loss. We had a net loss for the three months ended March 31, 2015 of $133,396, as compared to a net loss of $545,963 for the three months ended March 31, 2014. The Company was able to reduce net loss in 2015 by increasing sales and reducing general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $1,013,583, including cash of $341,644 and inventories of $345,186.  As of December 31, 2014, our current assets of $1,210,527 included cash of $523,441 and inventories of $402,530.

As of March 31, 2015, we had total current liabilities of $2,205,733 including $1,592,020 of notes payable and convertible notes payable due to related party. Our current liabilities also include $93,750 of current year royalties payable.  As of December 31, 2014, our current liabilities of $2,315,115 included $1,592,920 of notes payable and convertible notes payable due to related party and prior year accrued royalties payable of $324,286.

As of March 31, 2015, our current liabilities also included derivative liabilities of $1,399 related to 910,000 of the 10,936,844 outstanding stock purchase warrants.  At December 31, 2014, our derivative liabilities totaled $1,708 to 910,000 of the 10,936,844 outstanding stock purchase warrants.

For the three months ended March 31, 2015, net cash used in operating activities was $179,064 compared to $682,920 used in the first three months of 2013.

In the three months ended March 31, 2015, net cash used in investing activities was $708 compared to $4,089 used in the first three months of 2013.

Historically, we have financed our operations primarily from the sale of debt and equity securities. In the three months ended March 31, 2015, net cash used in financing activities was $900. For the three months ended March 31, 2014, financing activities generated $2,006,210.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2015, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Commitments

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2014 was $324,286. These prior year royalties were paid in full in January of 2015.  As of March 31, 2015, the balance of accrued royalties for the current year is $93,750.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$341,644	$523,441
Accounts receivable, net of allowance for bad debt of $20,509 and $18,462	262,126	278,261
Inventory, net of allowance for obsolescence of $45,655 and $46,007	345,186	402,530
Royalty receivable	50,250	-
Prepaid and other assets	14,377	6,295
Total Current Assets	1,013,583	1,210,527

LONG-TERM ASSETS:
Property plant and equipment, net of accumulated depreciation of $24,607 and $22,477	44,005	45,428
Intangible assets, net of accumulated depreciation of $280,670 and $267,913	229,640	242,397
Total Long-Term Assets	273,645	287,825

TOTAL ASSETS	$1,287,228	$1,498,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$294,946	$210,266
Accrued royalties and dividends	93,750	324,286
Capital lease obligation	4,504	4,504
Accrued interest	219,114	181,431
Derivative liabilities	1,399	1,708
Notes payable	392,020	392,920
Convertible notes payable to related party	1,200,000	1,200,000
Total Current Liabilities	2,205,733	2,315,115

LONG-TERM LIABILITIES
Capital lease obligation	7,508	8,633
Total Long-Term Liabilities	7,508	8,633

TOTAL LIABILITIES	2,213,241	2,323,748

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 70,054 issued and outstanding as of March 31, 2015 and 70,411 issued and outstanding as of December 31, 2014	700,540	704,110
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 106,254,918 issued and 106,250,829 outstanding as of March 31, 2015 and 105,447,320 issued and 105,443,231 outstanding as of December 31, 2014	106,254	105,447
Additional paid-in capital	43,856,178	43,820,636
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(45,576,946)	(45,443,550)
Total Stockholders' Deficit	(926,013)	(825,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,287,228	$1,498,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

REVENUES	$1,013,987	$682,294

COST OF GOODS SOLD	217,086	168,723

GROSS PROFIT	796,901	513,571

OPERATING EXPENSES:
General and administrative expenses	878,043	913,234
Depreciation and amortization	14,889	13,975
LOSS FROM OPERATIONS:	(96,031)	(413,638)

OTHER INCOME (EXPENSES):
Change in fair value of derivative liability	309	30,818
Other income	9	-
Interest expense	(37,683)	(163,143)

NET LOSS	(133,396)	(545,963)

Series C preferred stock dividends	(63,478)	(50,117)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(196,874)	$(596,080)

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	105,651,948	86,486,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(133,396)	$(545,963)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,889	13,975
Amortization of discounts and deferred financing costs	-	127,135
Bad debt expense	2,047	10,970
Inventory obsolescence	132	188
Series D preferred stock issued for services	-	74,234
Common stock issued for services	32,779	129,443
(Gain) loss on change in fair value of derivative liabilities	(309)	(30,818)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(36,162)	(31,979)
(Increase) decrease in inventory	57,212	(76,276)
(Increase) decrease in employee advances	-	1,980
(Increase) decrease in prepaids and other assets	(8,082)	(275,067)
Increase (decrease) in accrued royalties and dividends	(230,536)	(281,250)
Increase (decrease) in accounts payable	84,679	170,686
Increase (decrease) in accrued liabilities	-	926
Increase (decrease) in accrued interest payable	37,683	28,896
Net cash flows used in operating activities	(179,064)	(682,920)

Cash flows from investing activities:
Purchase of property and equipment	(708)	(4,089)
Net cash flows used in investing activities	(708)	(4,089)

Cash flows from financing activities:
Payments made on capital lease obligation	(1,125)	-
Payments on debt	(900)	(20,900)
Payments on convertible debt	-	(44,900)
Cash proceeds from sale of series C preferred stock	-	2,072,010
Net cash flows provided by (used in) financing activities	(2,025)	2,006,210

Net increase (decrease) in cash	(181,797)	1,319,201

Cash and cash equivalents, beginning of period	523,441	45,553
Cash and cash equivalents, end of period	$341,644	$1,364,754

Cash paid during the period for:
Interest	$-	$7,112
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt and interest	$-	$93,729
Common stock issued for Series C dividends	1,036	-
Common stock issued for conversion of Series C Preferred Stock	3,570	-
Issuance of vested common stock	333
Resolution of warrant derivative liabilities due to removal of convertible debt	-	918,580
Resolution of derivative liabilities due to debt conversions	-	132,417
Debt discounts due to derivative liabilities	-	90,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited consolidated balance sheet as of March 31, 2015 and unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2014, and December 31, 2013, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2014, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At March 31, 2015, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input.  The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2015, the Company paid a total of $900 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of March 31, 2015 and December 31, 2014, there were 70,054 and 70,411 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2015 and December 31, 2014, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2015 and December 31, 2014, there are no shares of Series E Preferred Stock issued and outstanding.

On March 10, 2015, the Company issued 374,264 shares of common stock for the conversion of 357 shares of Series C Preferred stock and $1,036 of related dividends.

The Series C preferred stock earned dividends of $63,478 and $50,117 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, no Series C preferred stock dividends have been declared.

Common Stock

On September 3, 2014, the Company held its annual meeting of stockholders.  The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000.

On March 5, 2015, the Company granted 100,000 shares of common stock which vested immediately valued at $5,970 according to the terms of a service agreement. Under the award, the nonemployee was also granted an aggregate of 800,000 additional shares which vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain revenue targets. No expense was recognized for these additional shares during the three months ended March 31, 2015.

On March 10, 2015, the Company issued 374,264 shares of common stock in conversion of 357 shares of Series C Preferred stock and $1,036 of related dividends.

During three months ended March 31, 2015, the Company issued 333,334 shares of fully vested common stock under previously granted stock awards.

During three months ended March 31, 2015, the Company recorded an aggregate of $26,809 of stock-based compensation related to the amortization of stock awards to employees and nonemployees. On March 5, 2015, the Company awarded 100,000 common to a nonemployee for services which vest after 90 days. $2,178 was expensed under this award during the three months ended March 31, 2015 which is included in the stock-based compensation of $26,809 for the period.

Warrants

A summary of the status of the warrants granted for the three months ended March 31, 2015, and changes during the period then ended is presented below:

For the Three Months Ended March 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,936,844	$0.23
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	10,936,844	$0.23

	As of March 31, 2015			As of March 31, 2015
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	3.5	$0.06	4,500,000	$0.06
0.08	550,000	2.9	0.08	550,000	0.08
0.09	625,000	3.0	0.09	625,000	0.09
0.15	1,571,300	2.4	0.15	1,571,300	0.15
0.25	120,000	0.6	0.25	120,000	0.25
0.40	300,000	0.3	0.40	300,000	0.40
0.44	1,515,544	1.4	0.44	1,515,544	0.44
0.50	370,000	1.0	0.50	370,000	0.50
0.60	975,000	1.5	0.60	975,000	0.60
0.75	120,000	0.6	0.75	120,000	0.75
1.00	290,000	1.1	1.00	290,000	1.00
$0.06-1.00	10,936,844	2.5	$0.23	10,936,844	$0.23

The aggregate intrinsic value of the exercisable warrants as of March 31, 2015 was $9,000.

Stock Options

A summary of the status of the stock options granted for the three month period ended March 31, 2015, and changes during the period then ended is presented below:

For the Three Months Ended March 31, 2015
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	150,000	(a)
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	4,093,500	$0.15

	As of March 31, 2015			As of March 31, 2015
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	2.39	0.15	3,826,833	$0.15
(a)	150,000	-	-	-	-
$0.15	4,093,500	2.39	0.15	3,826,833	$0.15

(a)
On January 1, 2015, the company granted three tranches of options, 25,000, 25,000, and 100,000 which vest upon meeting specific performance measures agreed upon. The measures include achieving three specific sales targets per month for 3 consecutive months. The exercise price and expiration date of each tranche will be set upon achieving the targets. As of the date of this filing the performance measures have not been met.  As a result the exercise price is undetermined and these options are excluded from the calculation of weighted average remaining life.

The aggregate intrinsic value of the exercisable options as of March 31, 2015 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2014, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock.  As of March 31, 2015, only 910,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

		Fair Value Measurement at March 31, 2015
Liabilities:	Carrying Value at March 31, 2015	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,399	$-	$-	$1,399
Total	$1,399	$-	$-	$1,399

		Fair Value Measurement at December 31, 2014
Liabilities:	Carrying Value at December 31, 2014	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,708	$-	$-	$1,708
Total	$1,708	$-	$-	$1,708

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	78% to 237%
Risk free interest rate	0.13% to 1.07%
Expected life (years)	0.58 to 2.32

The following table sets forth the changes in the fair value of derivative liabilities for the three months ended March 31, 2015:

Balance, December 31, 2014	$(1,708)
Gain on change in fair value of derivative liabilities	309
Balance, March 31, 2015	$(1,399)

The aggregate gain on derivative liabilities for the three months ended March 31, 2015 was $309.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 10, 2013 and October 15, 2013, the Company borrowed $1 million and $200,000 under convertible notes bearing interest at 8% per annum from Brookhaven Medical, Inc (“BMI”) where the CEO of BMI is a board member of the Company. The notes may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70 per share. The Company’s obligations under the first BMI Note are secured by all the assets of the Company and its subsidiaries. The notes are due on April 15, 2015. As of March 31, 2015 and December 31, 2014, the outstanding balance under the convertible notes to related party was $1,200,000.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable.  The royalty is paid to Dr. Barry Constantine whom is an employee and hold the positon of Director of R&D.

NOTE 7 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375.  The Company recorded an asset of $13,512 and a capital lease obligation of $13,512.  Aggregate payments under the lease were $1,125 for the three months ended March 31, 2015. At March 31, 2015 a total lease liability of $12,012 remained.  Of that, $4,504 will be due in the next 12 months.

NOTE 8 - SUBSEQUENT EVENTS

On April 17, 2015, the Company paid $48,000 of accrued interest related to the BMI Convertible notes in the combined principal amount of $1,200,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.

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

On February 13, 2015, Wound Management Technologies, Inc. was served with a lawsuit styled Beeleve LLC v. Wound Management Technologies, Inc., in the 95th District Court of Dallas County, Texas. The action is a suit of apparently seeking the rights under a promissory note, which was originally executed to MAH Holdings, LLC. Discovery has commenced. The case is currently set for trial for October 19, 2015. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2015.  The Company did not purchase any of its own securities during the quarter ended March 31, 2015.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial

Statements” filed herewith:

On January 1, 2015, the company granted to certain third party service providers options for the purchase of a total of 150,000 shares of common stock, such options to be vested and priced based upon specific sales targets and other agreed-upon performance measures.

On March 5, 2015, the Company granted 100,000 shares of common stock valued at $5,970 according to the terms of a service agreement.  Additionally, the company made grants to certain third party service providers of a total of 800,000 shares to be vested and priced based upon specific sales targets and other agreed-upon performance measures.

On March 5, 2015, the Company awarded 100,000 shares of common stock to a nonemployee for services rendered.

On March 10, 2015, the Company issued 374,264 shares of common stock in conversion of 357 shares of Series C Preferred stock and $1,036 of related dividends.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

3.1*	Amendment to Articles of Incorporation

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

May 15, 2015	By:	/s/ Darren E. Stine
Darren E. Stine,
Chief Financial Officer