Form 10-Q
period 2015-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2015-08-17
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Commission File No.    0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16633 Dallas Parkway
Suite 250
Addison, Texas 75001
(Address of principal executive offices)
(972) 218-0935
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ 

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Non-accelerated filer 
Accelerated filer ☐	Smaller reporting company☑ X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

As of August 17, 2015, 107,247,248 shares of the Issuer's $.001 par value common stock were issued and 107,243,159 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of June 30, 2015.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three-months ended March 31, 2015.

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

The Company is also pursuing additional product lines through its subsidiary, Resorbable Orthopedic Products, LLC. In September 2009, ROP acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  The Company on February 18, 2014 announced that the FDA had granted 510(k) clearance to our submission for the resorbable orthopedic hemostat. In 2011, the Company executed a development and license agreement with BioStructures, LLC to develop products in the field of bone remodeling, based on ROP’s patent for use in the human skeletal system.  This license agreement excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (resorbable bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023.

Management Letter

Wound Management Technologies, Inc. is pleased to report revenues of $745,117 for the second quarter of 2015, a gain of approximately 37% from $544,350 over the second quarter of 2014. Approximately 93% of revenues were from the CellerateRX product line and the other 7% of revenues were from royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP). The CellerateRX second quarter revenue increase is the result of the development of our strategic initiatives to expand our surgical product sales, adding to our sales force and continued sales to existing customers (i.e. DME, Home Care, Hospitals, Long Term Care, Physicians, and Wound Care Clinics) along with establishing new accounts.   Our 2015 YTD revenues are $1,759,104, a gain of $532,460 or 43% over 2014.

On June 1, 2015, the Company and WellDyne entered into an amendment to the Agreement dated September 20, 2013, pursuant to which the Agreement was amended to, among other things: (a) eliminate certain administrative services being performed by WellDyne under the Agreement, (b) revise the terms of the administrative fee payable to WellDyne under the Agreement, and (c) provide for termination of the Agreement, effective as of September 19th of a given year, by written notice by either party delivered before June 15th of such year.

On June 4, 2015, the Company delivered written notice to WellDyne, terminating the Agreement effective as of September 19, 2015.

On June 15, 2015, the Company, together with certain of its subsidiaries, entered into a term loan agreement (the “Loan Agreement”) with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The proceeds of the Notes were used to pay off all outstanding unpaid principal and accrued but unpaid interest under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013.

In closing, Wound Management Technologies is well positioned to execute on its strategic growth initiatives with a solid infrastructure in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in a full time sales force along with the sales and marketing of CellerateRX ® product and the emergence of the ROP subsidiary.

Results of Operations

For the three and six months ended June 30, 2015, compared with the three and six months ended June 30, 2014:

Revenues.  The Company generated revenues for the three months ended June 30, 2015, of $745,117, as compared to revenues of $544,350 for the three months ended June 30, 2014, or 37% increase in revenues. The Company generated revenues for the six months ended June 30, 2015, of $1,759,104, as compared to revenues of $1,226,644 for the six months ended June 30, 2014, or a 43% increase in revenues. The increase in revenues is the result of strategically focusing on surgical sales while expanding the depth of our salesforce. Additionally, the Company has recorded $50,250 in royalty revenue for the three months ended June 30, 2015, and $100,665 in royalty revenue for the six months ended June 30, 2015 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold.  Cost of goods sold for the three months ended June 30, 2015, was $205,350, as compared to costs of goods sold of $269,446 for the three months ended June 30, 2014, or a 24% decrease. Cost of goods sold for the six months ended June 30, 2015, was $422,436, as compared to costs of goods sold of $438,169 for the six months ended June 30, 2014, or a 4% decrease. The cost of goods sold decreased as the netted result of negotiating down the WellDyne Marketing/Shipping agreement and increase in sales.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2015, were $868,058, as compared to G&A expenses of $1,012,633 for the three months ended June 30, 2014, or a 14% decrease in G&A expenses. G&A expenses for the six months ended June 30, 2015, were $1,746,101, as compared to G&A expenses of $1,925,867 for the six months ended June 30, 2014, or a 9% decrease in G&A expenses. G&A expenses decreased in 2015 as the result of decreased legal and profession fees.

Interest expense. Interest expense was $40,037 for the three months ended June 30, 2015, as compared to $42,516 for the three months ended June 30, 2014, or a decrease of 6%.  Interest expense was $77,720 for the six months ended June 30, 2015, as compared to $205,659 for the six months ended June 30, 2014, or a decrease of 62%. The Company paid off or converted to stock over $154,000 of interest bearing debt in the first quarter of 2014 reducing the Company’s interest expense in later periods.

Net income/loss. We had a net loss for the three months ended June 30, 2015 of $582,320, as compared to a net loss of $775,924 for the three months ended June 30, 2014.  We had a net loss for the six months ended June 30, 2015 of $715,716, as compared to a net loss of $1,321,887 for the six months ended June 30, 2014 by increasing sales and reducing expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $1,204,138, including cash of $364,497 and inventories of $524,913.  As of December 31, 2014, we had total current assets of $1,210,527, including cash of $523,441 and inventories of $402,530.

As of June 30, 2015, we had total current liabilities of $1,376,676 including $687,120 of notes payable. Our current liabilities also include $187,500 of current year royalties payable.  As of December 31, 2014, we had total current liabilities of $2,315,115 including $1,592,920 of notes payable and convertible notes payable due to related party and prior year royalties payable of $375,000.

As of June 30, 2015, our current liabilities also included derivative liabilities of $497 related to 410,000 of the 10,436,844 outstanding stock purchase warrants. As of December 31, 2014, our current liabilities also included derivative liabilities of $1,708 related to 910,000 of the 10,936,844 outstanding stock purchase warrants.

For the six months ended June 30, 2015, net cash used in operating activities was $601,312 compared to $1,091,082 used in the first six months of 2014.

In the six months ended June 30, 2015, net cash used in investing activities was $707 compared to $4,689 used in the first six months of 2014.

Historically, we have financed our operations primarily from the sale of debt and equity securities. In the six months ended June 30, 2015, net cash provided by financing activities was $443,075. For the six months ended June 30, 2014, financing activities generated $2,185,810.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2015, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Commitments

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2014 was $324,286. These prior year royalties were paid in full in January of 2015.  As of June 30, 2015, the balance of accrued royalties for the current year is $187,500.

ITEM 2.    FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$364,497	$523,441
Accounts Receivable, net of allowance for bad debt of $19,395 and $18,462	208,233	278,261
Inventory, net of allowance for obsolescence for $41,717 and $46,007	524,913	402,530
Royalty Receivable	100,500	-
Prepaid and Other Assets	5,995	6,295
Total Current Assets	1,204,138	1,210,527

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $26,750 and $22,477	41,862	45,428
Intangible Assets, net of accumulated depreciation of $293,430 and $267,913	216,882	242,397
Total Long-Term Assets	258,744	287,825

TOTAL ASSETS	$1,462,882	$1,498,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$301,457	$210,266
Accrued Royalties and Dividends	187,500	324,286
Capital Lease Obligation	4,504	4,504
Accrued Interest	195,598	181,431
Derivative Liabilities	497	1,708
Notes Payable	687,120	392,920
Convertible Notes Payable to Related Parties	-	1,200,000
Total Current Liabilities	1,376,676	2,315,115

LONG-TERM LIABILITIES
Convertible Notes Payable to Related Parties	1,200,000	-
Capital Lease Obligation	7,508	8,633
Total Long-Term Liabilities	1,207,508	8,633

TOTAL LIABILITIES	2,584,184	2,323,748

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 73,620 issued and outstanding as of June 30, 2015 and 70,411 issued and outstanding as of December 31, 2014	736,200	704,110
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 107,246,916 issued and 107,242,827 outstanding as of June 30, 2015 and 105,447,320 issued and 105,443,231 outstanding as of December 31, 2014	107,247	105,447
Additional Paid-in Capital	44,206,556	43,820,636
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(46,159,266)	(45,443,550)
Total Stockholders' Deficit	(1,121,302)	(825,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,462,882	$1,498,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES	$745,117	$544,350	$1,759,104	$1,226,644

COST OF GOODS SOLD	205,350	269,446	422,436	438,169

GROSS PROFIT	539,767	274,904	1,336,668	788,475

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	868,058	1,012,633	1,746,100	1,925,867
Depreciation and Amortization	14,900	14,017	29,790	27,992
LOSS FROM CONTINUING OPERATIONS:	(343,191)	(751,746)	(439,222)	(1,165,384)

OTHER INCOME (EXPENSES):
Change in Fair Value of Derivative Liability	(791)	18,323	(482)	49,141
Other Income	6	15	15	15
Loss on Issuance of Debt for Warrants	(198,307)	-	(198,307)	-
Interest Expense	(40,037)	(42,516)	(77,720)	(205,659)

NET LOSS	(582,320)	(775,924)	(715,716)	(1,321,887)

Series C Preferred Stock Dividends	(64,184)	(59,913)	(127,662)	(110,030)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(646,504)	$(835,837)	$(843,378)	$(1,431,917)

Basic and diluted loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	108,834,726	87,220,868	106,510,854	86,855,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(715,716)	$(1,321,887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,790	27,992
Amortization of discounts and deferred financing costs	-	133,907
Bad debt expense	3,437	13,765
Inventory obsolescence	-	90,978
Series D preferred stock issued for services	-	101,969
Common stock issued for services	69,810	149,769
(Gain) loss on change in fair value of derivative liabilities	482	(49,141)
Loss on issuance of debt for warrants	198,307	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	66,591	7,464
(Increase) decrease in royalties receivable	(100,500)	(13,951)
(Increase) decrease in inventory	(122,383)	(283,916)
(Increase) decrease in employee advances	-	2,082
(Increase) decrease in prepaids and other assets	300	11,867
Increase (decrease) in accrued royalties and dividends	(136,786)	(202,576)
Increase (decrease) in accounts payable	91,189	175,289
Increase (decrease) in accrued liabilities	-	666
Increase (decrease) in accrued interest payable	14,167	64,641
Net cash flows used in operating activities	(601,312)	(1,091,082)

Cash flows from investing activities:
Purchase of property and equipment	(707)	(4,689)
Net cash flows used in investing activities	(707)	(4,689)

Cash flows from financing activities:
Payments made on capital lease obligation	(1,125)	-
Borrowings on debt	96,000	-
Payments on debt	(1,800)	(21,800)
Borrowings on convertible debt to related parties	1,200,000	-
Payments on convertible debt to related parties	(1,100,000)	(44,900)
Cash proceeds from sale of series C preferred stock	250,000	2,252,510
Net cash flows provided by financing activities	443,075	2,185,810

Net increase (decrease) in cash	(158,944)	1,090,039
Cash and cash equivalents, beginning of period	523,441	45,553
Cash and cash equivalents, end of period	$364,497	$1,135,592

Cash paid during the period for:
Interest	$64,000	$7,113
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$93,729
Common stock issued for Series C Preferred Stock dividend	60	-
Common stock issued for conversion of Series C Preferred Stock	9,570	-
Issuance of vested common stock	333	-
Issuance of debt for warrants	200,000	-
Forgiveness of related party convertible debt	100,000	-
Resolution of derivative liabilities due to removal of convertible debt	-	918,580
Resolution of derivative liabilities due to debt conversions	-	132,417
Debt discounts due to derivative liabilities	-	90,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited consolidated balance sheet as of June 30, 2015 and unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2014, and December 31, 2013, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2014, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At June 30, 2015, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input.  The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

NOTE 3 – NOTES PAYABLE

During the six months ended June 30, 2015, the Company paid a total of $1,800 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

On May 28, 2015 the Company borrowed $96,000 under a one year non-convertible note bearing interest at 10% per annum from Mr. Doug Taylor

On June 26, 2015, the Company entered into an Exchange Agreement with Tonaquint, Inc., a Utah corporation (“Tonaquint”), under which Tonaquint was issued a convertible promissory note (the “Note”) in exchange for the surrender of 500,000 common stock warrants originally issued by the Company to Tonaquint pursuant to a Securities Purchase Agreement dated June 21, 2011. The Note is in the original principal amount of $200,000, carries a 5% rate of interest, and matures on September 26, 2016. The Note provides for an initial cash installment payment of $10,000, with subsequent monthly cash installment payments beginning in December of 2015. Each such monthly installment payment may be made, at the Company's option, in shares of common stock. Subject to certain conditions, the number of shares issuable in lieu of cash installment payments is determined based on a conversion price equal to 90% of the five-day volume weighted average trading price of the Company's common stock. The surrendered warrants were accounted for as derivatives with a fair value of $1,693 on the date of the exchange. This resulted in a loss on the issuance of debt for warrants of $198,307 during the six months ended June 30, 2015.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of June 30, 2015 and December 31, 2014, there were 73,620 and 70,411 shares of Series C Preferred Stock issued and outstanding, respectively.

During the six months ended June 30, 2015, the Company issued 4,166 shares of Series C preferred stock for cash proceeds of $250,000.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2015 and December 31, 2014, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2015 and December 31, 2014, there are no shares of Series E Preferred Stock issued and outstanding.

The Series C preferred stock earned dividends of $64,184 and $127,662 for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, no Series C preferred stock dividends have been declared.

Common Stock

On September 3, 2014, the Company held its annual meeting of stockholders.  The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000.

On March 5, 2015, the Company granted 100,000 shares of common stock which vested immediately valued at $5,970 according to the terms of a service agreement. Under the award, the nonemployee was also granted an aggregate of 800,000 additional shares which vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain revenue targets. No expense was recognized for these additional shares during the six months ended June 30, 2015.

On March 10, 2015, the Company issued 374,264 shares of common stock in conversion of 357 shares of Series C Preferred stock and $1,036 of related dividends.

On May 19, 2015, the Company granted 100,000 shares of common stock which vested immediately valued at $10,000 according to the terms of a service agreement.

On May 19, 2015, the Company awarded 250,000 shares of common stock which vested immediately valued at $23,000 according to the terms of an employment agreement.

On June 19, 2015, the Company issued 642,330 shares of common stock in conversion of 600 shares of Series C Preferred stock and $2,963 of related Series C dividends.

During six months ended June 30, 2015, the Company recorded an aggregate of $30,840 of stock-based compensation related to the amortization of stock awards to employees and nonemployees. On May 15, 2015, the Company awarded 100,000 common to a nonemployee for services which vest after 60 days. $6,218 was expensed under this award during the six months ended June 30, 2015 which is included in the stock-based compensation of $30,840 for the period. During the six months ended June 30, 2015, the Company issued 333,334 shares of fully vested common stock under previously granted stock awards.

Warrants

A summary of the status of the warrants granted for the six months ended June 30, 2015, and changes during the period then ended is presented below:

For the Six Months Ended June 30, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,936,844	$0.23
Granted	-	-
Exercised	-	-
Forfeited	(500,000)	0.75
Expired	-	-
Outstanding at end of period	10,436,844	$0.21

	As of June 30, 2015			As of June 30, 2015
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	3.3	$0.06	4,500,000	$0.06
0.08	550,000	2.7	0.08	550,000	0.08
0.09	625,000	2.8	0.09	625,000	0.09
0.15	1,571,300	2.1	0.15	1,571,300	0.15
0.25	120,000	0.3	0.25	120,000	0.25
0.40	300,000	0.1	0.40	300,000	0.40
0.44	1,515,544	1.1	0.44	1,515,544	0.44
0.50	120,000	0.3	0.50	120,000	0.50
0.60	975,000	1.2	0.60	975,000	0.60
0.75	120,000	0.3	0.75	120,000	0.75
1.00	40,000	0.3	1.00	40,000	1.00
$0.06-1.00	10,436,844	2.3	$0.23	10,436,844	$0.21

The aggregate intrinsic value of the exercisable warrants as of June 30, 2015 was $148,925.

Stock Options

A summary of the status of the stock options granted for the six month period ended June 30, 2015, and changes during the period then ended is presented below:

For the Six Months Ended June 30, 2015
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	150,000	(a)
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	4,093,500	$0.15

	As of June 30, 2015			As of June 30, 2015
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	3,943,500	2.14	0.15	3,826,833	$0.15
(a)	150,000	-	-	-	-
$0.15	4,093,500	2.14	0.15	3,826,833	$0.15

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

The aggregate intrinsic value of the exercisable options as of June 30, 2015 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2014, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock.  As of June 30, 2015, only 410,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

		Fair Value Measurement at June 30, 2015
Liabilities:	Carrying Value at June 30, 2015	Level 1	Level 2	Level 3
Warrant derivative liabilities	$497	$-	$-	$497
Total	$497	$-	$-	$497

		Fair Value Measurement at December 31, 2014
Liabilities:	Carrying Value at December 31, 2014	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,708	$-	$-	$1,708
Total	$1,708	$-	$-	$1,708

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	78% to 237%
Risk free interest rate	0.13% to 1.07%
Expected life (years)	0.58 to 2.32

The following table sets forth the changes in the fair value of derivative liabilities for the six months ended June 30, 2015:

Balance, December 31, 2014	$(1,708)
Derivative warrants exchanged for debt	1,693
Loss on change in fair value of derivative liabilities	(482)
Balance, June 30, 2015	$(497)

The aggregate loss on derivative liabilities for the six months ended June 30, 2015 was $482.

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 15, 2015, the Company, together with certain of its subsidiaries, entered into a term loan agreement (the “Loan Agreement”) with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company.  The Notes each carry an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes is due and payable on June 15, 2018.  The Notes may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Notes may be converted, at the option of SRT and HRT, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.

On October 10, 2013 and October 15, 2013, the Company borrowed $1 million and $200,000 under convertible notes bearing interest at 8% per annum from Brookhaven Medical, Inc (“BMI”) where the CEO of BMI is a board member of the Company. The notes may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70 per share. The Company’s obligations under the first BMI Note are secured by all the assets of the Company and its subsidiaries. The notes were due on June 15, 2015. As of June 30, 2015 and December 31, 2014, the outstanding balance under the convertible notes to related party was $0 and $1,200,000, respectively.  As noted in previous filings, On June 15, 2015 the Company used proceeds from The above mentioned note (with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”)) to pay $1,100,000 of outstanding unpaid principal and accrued but unpaid interest under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013. The remaining $100,000 of outstanding principal was forgiven during the six months ended June 30, 2015. This forgiveness of related party debt was recognized as a capital transaction.

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

NOTE 7 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375.  The Company recorded an asset of $13,512 and a capital lease obligation of $13,512.  Aggregate payments made under the lease were $1,125 for the six months ended June30, 2015. At June 30, 2015 a total lease liability of $12,012 remained.  Of that, $4,504 will be due in the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended June 30, 2015. The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended June 30, 2015.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial Statements” filed herewith, on June 26, 2015, the Company entered into an Exchange Agreement with Tonaquint, Inc., a Utah corporation (“Tonaquint”), under which Tonaquint was issued a convertible promissory note (the “Note”) in exchange for the surrender of common stock warrants originally issued by the Company to Tonaquint pursuant to a Securities Purchase Agreement dated June 21, 2011. The Note is in the original principal amount of $200,000, carries a 5% rate of interest, and matures on September 26, 2016. The Note provides for an initial cash installment payment of $10,000, with subsequent monthly cash installment payments beginning in December of 2015. Each such monthly installment payment may be made, at the Company's option, in shares of common stock. Subject to certain conditions, the number of shares issuable in lieu of cash installment payments is determined based on a conversion price equal to 90% of the five-day volume weighted average trading price of the Company's common stock.

The issuance described above was made in a private transaction or private placement intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities. We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1	First Amendment to Shipping and Consulting Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2015)

10.2
Term Loan Agreement between Wound Management Technologies, Inc. and  The James W. Stuckert Revocable Trust and  The S. Oden Howell Revocable Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.3	Senior Secured Convertible Promissory Note in Favor of The James W. Stuckert Revocable Trust (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.4	Senior Secured Convertible Promissory Note in Favor of The S. Oden Howell Revocable Trust (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.5*	Exchange Agreement dated June 26, 2015 between Wound Management Technologies, Inc. and Tonaquint, Inc.

10.6*	Convertible Promissory Note dated June 26, 2015 between Wound Management Technologies, Inc. and Tonaquint, Inc.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

August 17, 2015	By:	/s/ Darren E. Stine
Darren E. Stine,
Chief Financial Officer