Form 10-Q
period 2015-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2015-11-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 13, 2015, 107,346,916 shares of the Issuer's $.001 par value common stock were issued and 107,342,827 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2015

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

The following discussion and analysis of our financial condition is as of September 30, 2015.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three-months ended March 31, 2015.

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

Management Letter

Wound Management Technologies, Inc. is pleased to report revenues of $905,615 for the third quarter of 2015, a gain of approximately 33% from $679,122 over the third quarter of 2014. Approximately 94% of revenues were from CellerateRX product line and the other 6% of revenue occurred in royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP). The CellerateRX third quarter revenues increased as the result of developing and carrying out our strategic initiatives with expanding our surgical product sales, developing our sales force and continued sales to existing customers (i.e. DME, Home Care, Hospitals, Long Term Care, Physicians, and Wound Care Clinics) along with establishing new accounts.   Our 2015 YTD revenues are $2,664,719, a gain of $758,953 or 40% over 2014.

As mentioned previously, on June 1, 2015, the Company and WellDyne entered into an amendment to the Agreement dated September 20, 2013, pursuant to which the Agreement was amended to, among other things: (a) eliminate certain administrative services being performed by WellDyne under the Agreement, (b) revise the terms of the administrative fee payable to WellDyne under the Agreement, and (c) provide for termination of the Agreement, effective as of September 19th of a given year, by written notice by either party delivered before June 15th of such year.

Additionally, on June 4, 2015, the Company delivered written notice to WellDyne, terminating the Agreement pursuant to Section Five thereof, such termination to be effective as of September 19, 2015. The determination by management to terminate this agreement will contribute to the bottom line of the company beginning this quarter and will affect all preceding months materially.

On September 21, 2015, Mr. James W. Stuckert, 77, was nominated and elected to the Board of Directors of the Company.  Mr. Stuckert is a long term investor in the Company, served as a past member of the Nominating Committee of the New York Stock Exchange and past Chair of the Regional Firms Committee of the SIA.

As announced on November 5, 2015, Robert H. Lutz, Jr. will be retiring and resigning as our Chief Executive Officer and Chairman of our Board of Directors. The Company is grateful for Mr. Lutz’s service, and the remaining management team will continue to work with our sales force in an effort to increase sales and drive growth.

In closing, Wound Management Technologies is well positioned to execute on its strategic growth initiatives with a solid infrastructure in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in a full time sales force along with the sales and marketing of CellerateRX ® product and the emergence of the ROP subsidiary.

Results of Operations

For the three and nine months ended September 30, 2015, compared with the three and nine months ended September 30, 2014:

Revenues.  The Company generated revenues for the three months ended September 30, 2015, of $905,615, as compared to revenues of $679,122 for the three months ended September 30, 2014, or 33% increase in revenues. The Company generated revenues for the nine months ended September 30, 2015, of $2,664,719, as compared to revenues of $1,905,766 for the nine months ended September 30, 2014, or a 40% increase in revenues. The increase in revenues is the result of strategically focusing on surgical sales while expanding the depth of our salesforce. Additionally, the Company has recorded $50,250 in royalty revenue for the three months ended September 30, 2015, and $150,750 in royalty revenue for the nine months ended September 30, 2015 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold.  Cost of goods sold for the three months ended September 30, 2015, was $197,117, as compared to costs of goods sold of $235,171 for the three months ended September 30, 2014, or a 16% decrease. Cost of goods sold for the nine months ended September 30, 2015, was $619,553, as compared to costs of goods sold of $673,340 for the nine months ended September 30, 2014, or a 8% decrease. The cost of goods sold decreased as the netted result of negotiating down the WellDyne Marketing/Shipping agreement.

General and administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2015, were $823,587, as compared to G&A expenses of $1,074,073 for the three months ended September 30, 2014, or a 23% decrease in G&A expenses. G&A expenses for the nine months ended September 30, 2015, were $2,566,251, as compared to G&A expenses of $2,986,175 for the nine months ended September 30, 2014, or a 14% decrease in G&A expenses. G&A expenses decreased in 2015 as the result of strategically reviewing and negotiation/cutting expenses.

Interest expense. Interest expense was $47,077 for the three months ended September 30, 2015, as compared to $48,968 for the three months ended September 30, 2014, or a decrease of 4%.  Interest expense was $124,797 for the nine months ended September 30, 2015, as compared to $254,627 for the nine months ended September 30, 2014, or a decrease of 51%. The Company paid off or converted to stock over $154,000 of interest bearing debt in the first quarter of 2014 reducing the Company’s interest expense in later periods.

Net income/loss. We had a net loss for the three months ended September 30, 2015 of $178,711, as compared to a net loss of $671,007 for the three months ended September 30, 2014.  We had a net loss for the nine months ended September 30, 2015 of $894,427, as compared to a net loss of $1,992,894 for the nine months ended September 30, 2014 by increasing sales and reducing expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $1,270,798, including cash of $198,544 and inventories of $609,232.  As of December 31, 2014, we had total current assets of $1,210,527, including cash of $523,441 and inventories of $402,530.

As of September 30, 2015, we had total current liabilities of $1,395,025 including $676,220 of notes payable and convertible notes payable. Our current liabilities also include $251,925 of current year royalties payable.  As of December 31, 2014, we had total current liabilities of $2,315,115 including $1,592,920 of notes payable and convertible notes payable due to related party and prior year royalties payable of $324,286.

As of September 30, 2015, our current liabilities also included derivative liabilities of $225 related to 410,000 of the 10,436,844 outstanding stock purchase warrants. As of December 31, 2014, our current liabilities also included derivative liabilities of $1,708 related to 910,000 of the 10,936,844 outstanding stock purchase warrants.

For the nine months ended September 30, 2015, net cash used in operating activities was $999,771 compared to $1,374,247 used in the first nine months of 2014.

In the nine months ended September 30, 2015, net cash used in investing activities was $5,334 compared to $5,555 used in the first nine months of 2014.

Historically, we have financed our operations primarily from the sale of debt and equity securities. In the nine months ended September 30, 2015, net cash provided in financing activities was $680,208. For the nine months ended September 30, 2014, financing activities generated $2,184,910.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2015, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Commitments

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2014 was $324,286. These prior year royalties were paid in full in January of 2015.  As of September 30, 2015, the balance of accrued royalties for the current year is $251,925.

ITEM 2. FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$198,544	$523,441
Accounts receivable, net of allowance for bad debt of $19,072 and $18,462	306,277	278,261
Inventory, net of allowance for obsolescence for $19,260 and $46,007	609,232	402,530
Royalty receivable	150,750	-
Prepaid and other assets	5,995	6,295
Total Current Assets	1,270,798	1,210,527

LONG-TERM ASSETS:
Property plant and equipment, net of accumulated depreciation of $29,104 and $22,477	44,135	45,428
Intangible assets, net of accumulated depreciation of $306,186 and $267,913	204,124	242,397
Total Long-Term Assets	248,259	287,825

TOTAL ASSETS	$1,519,057	$1,498,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$217,503	$210,266
Accrued royalties and dividends	251,925	324,286
Current lease liability	4,504	4,504
Accrued interest	244,648	181,431
Derivative liabilities	225	1,708
Notes payable	486,220	392,920
Convertible notes payable	190,000
Convertible notes payable to related party	-	1,200,000
Total Current Liabilities	1,395,025	2,315,115

LONG-TERM LIABILITIES
Convertible notes payable to related parties	1,200,000	-
Lease liability	5,541	8,633
Total Long-Term Liabilities	1,205,541	8,633

TOTAL LIABILITIES	2,600,566	2,323,748

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 77,192 issued and outstanding as of September 30, 2015 and 70,411 issued and outstanding as of December 31, 2014	771,920	704,110
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 107,346,916 issued and 107,342,827 outstanding as of September 30, 2015 and 105,447,320 issued and 105,443,231 outstanding as of December 31, 2014	107,347	105,447
Additional paid-in capital	44,389,240	43,820,636
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(46,337,977)	(45,443,550)
Total Stockholders' Deficit	(1,081,509)	(825,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,519,057	$1,498,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	THREE MONTHS	THREE MONTHS	NINE MONTH	NINE MONTH
	ENDED	ENDED	ENDED	ENDED
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUES	$905,615	$679,122	$2,664,719	$1,905,766

COST OF GOODS SOLD	197,117	235,171	619,553	673,340

GROSS PROFIT	708,498	443,951	2,045,166	1,232,426

OPERATING EXPENSES:
General and administrative expenses	823,587	1,074,073	2,566,251	2,986,175
Depreciation and amortization	15,111	14,102	44,900	42,094
Bad debt expense	1,709	3,261	5,146	17,026
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(131,909)	(647,485)	(571,131)	(1,812,869)

OTHER INCOME (EXPENSES):
Change in fair value of derivative liability	272	25,387	(210)	74,528
Other income	3	59	18	74
Interest expense	(47,077)	(48,968)	(124,797)	(254,627)
Loss on issuance of debt for warrants	-	-	(198,307)	-

NET LOSS	(178,711)	(671,007)	(894,427)	(1,992,894)

Series C Preferred Stock Dividends	(71,181)	(64,734)	(198,843)	(174,764)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(249,892)	$(735,741)	$(1,093,270)	$(2,167,658)

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	107,349,349	88,173,883	106,720,118	87,299,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(894,427)	$(1,992,894)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,900	42,094
Amortization of discounts and deferred financing costs	-	140,753
Bad debt expense	5,146	17,026
Inventory obsolescence	-	138,723
Series D preferred stock issued for services	-	292,873
Common stock issued for services	38,314	222,550
(Gain) loss on change in fair value of derivative liabilities	210	(74,528)
(Gain) loss on settlement of liabilities	198,307	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(33,162)	(111,487)
(Increase) decrease in royalities receivable	(150,750)	-
(Increase) decrease in inventory	(206,702)	(323,495)
(Increase) decrease in employee advances	-	2,992
(Increase) decrease in accrued interest receivable	-	-
(Increase) decrease in prepaids and other assets	300	69,908
Increase (decrease) in allowance for uncollectible interest	-	-
Increase (decrease) in accrued royalties and dividends	(72,361)	(126,482)
Increase (decrease) in accounts payable	7,237	221,218
Increase (decrease) in accrued liabilities	-	(260)
Increase (decrease) in accrued interest payable	63,217	106,762
Net cash flows used in operating activities	(999,771)	(1,374,247)

Cash flows from investing activities:
Purchase of property and equipment	(5,334)	(5,555)
Net cash flows used in investing activities	(5,334)	(5,555)

Cash flows from financing activities:
Payments on capital lease obligation	(3,092)	-
Borrowings on debt	96,000	-
Payments on debt	(12,700)	(22,700)
Borrowings on convertible debt, net of original issue discounts	1,200,000	-
Payments on convertible debt	(1,100,000)	(44,900)
Cash proceeds from sale of series C preferred stock	500,000	2,252,510
Net cash flows provided by financing activities	680,208	2,184,910

Net increase (decrease) in cash	(324,897)	805,108
Cash and cash equivalents, beginning of period	523,441	44,553
Cash and cash equivalents, end of period	$198,544	$849,661

Cash paid during the period for:
Interest	$64,894	$7,113
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$93,729
Common stock issued for dividend	60	-
Common stock issued for conversion of Series C Preferred Stock	9,570	-
Issuance of convertible debt for warrants	200,000	-
Issuance of vested stock	333	-
Fogiveness of related party convertible debt	100,000	-
Resolution of warrant derivative liabilities due to removal of convertible debt	-	-
Resolution of derivative liabilities due to removal of convertible debt	-	918,580
Resolution of derivative liabilities due to debt conversions	-	132,417
Debt discounts due to derivative liabilities	-	90,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited consolidated balance sheet as of September 30, 2015 and unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2014, and December 31, 2013, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2014, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC a Nevada limited liability company (“WCI”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable); and Innovate OR, Inc., a Texas corporation (“Innovate OR”) formerly referred to as BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”). All intercompany accounts and transactions have been eliminated.

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

At September 30, 2015, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input.  The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2015, the Company paid a total of $2,700 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

On May 28, 2015 the Company borrowed $96,000 under a one year non-convertible note bearing interest at 10% per annum from Mr. Doug Taylor.

On June 26, 2015, the Company entered into an Exchange Agreement with Tonaquint, Inc., a Utah corporation (“Tonaquint”), under which Tonaquint was issued a convertible promissory note (the “Note”) in exchange for the surrender of common stock warrants originally issued by the Company to Tonaquint pursuant to a Securities Purchase Agreement dated June 21, 2011. The Note is in the original principal amount of $200,000, carries a 5% rate of interest, and matures on September 26, 2016. The Note provides for an initial cash installment payment of $10,000, with subsequent monthly cash installment payments beginning in December of 2015. Each such monthly installment payment may be made, at the Company's option, in shares of common stock. Subject to certain conditions, the number of shares issuable in lieu of cash installment payments is determined based on a conversion price equal to 90% of the five-day volume weighted average trading price of the Company's common stock. The surrendered warrants were accounted for as derivatives with a fair value of $1,693 on the date of the exchange. This resulted in a loss on the issuance of debt for warrants of $198,307 during the nine months ended September 30, 2015. The Company paid a total of $10,000 under this note during the nine months ended September 30, 2015.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of September 30, 2015 and December 31, 2014, there were 77,192 and 70,411 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2015 and December 31, 2014, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2015 and December 31, 2014, there are no shares of Series E Preferred Stock issued and outstanding.

During the nine months ended September 30, 2015, the company issued 7,738 shares of Series C preferred stock for cash proceeds of $500,000.

The Series C preferred stock earned dividends of $71,181 and $198,843 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, no Series C preferred stock dividends have been declared.

Common Stock

On September 3, 2014, the Company held its annual meeting of stockholders.  The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000.

On March 5, 2015, the Company granted 100,000 shares of common stock which vested immediately valued at $5,970 according to the terms of a service agreement. Under the award, the nonemployee was also granted an aggregate of 800,000 additional shares which vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain revenue targets. No expense was recognized for these additional shares during the nine months ended September 30, 2015.

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

On July 15, 2015, the Company issued 100,000 shares of common stock which vested 60 days after their grant date of May 15, 2015 valued at $9,800 according to the terms of a service agreement.

During nine months ended September 30, 2015, the Company recorded an aggregate reversal of $10,456 of stock-based compensation related to the amortization of stock awards to employees and nonemployees net of reversal of the unvested portion of forfeited awards. During the nine months ended September 30, 2015, the Company issued an aggregate of 333,334 shares of fully vested common stock under previously granted stock awards.

Warrants

A summary of the status of the warrants granted for the nine months ended September 30, 2015, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,936,844	$0.23
Granted	-	-
Exercised	-	-
Forfeited	500,000	0.75
Expired	300,000	0.40
Outstanding at end of period	10,136,844	$0.20

	As of September 30, 2015			As of September 30, 2015
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	3.0	$0.06	4,500,000	$0.06
0.08	550,000	2.4	0.08	550,000	0.08
0.09	625,000	2.5	0.09	625,000	0.09
0.15	1,571,300	1.9	0.15	1,571,300	0.15
0.25	120,000	0.1	0.25	120,000	0.25
0.44	1,515,544	0.9	0.44	1,515,544	0.44
0.50	120,000	0.1	0.50	120,000	0.50
0.60	975,000	1.0	0.60	975,000	0.60
0.75	120,000	0.1	0.75	120,000	0.75
1.00	40,000	0.1	1.00	40,000	1.00
$0.06-1.00	10,136,844	2.1	$0.20	10,136,844	$0.20

The aggregate intrinsic value of the exercisable warrants as of September 30, 2015 was $55,800.

Stock Options

A summary of the status of the stock options granted for the nine month period ended September 30, 2015, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2015
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,943,500	$0.15
Granted	150,000	(a)
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	4,093,500	$0.15

	As of September 30, 2015			As of September 30, 2015
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.15	3,943,500	1.89	0.15	3,943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	4,093,500	1.89	0.15	3,943,500	$0.15

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

The aggregate intrinsic value of the exercisable options as of September 30, 2015 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2014, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock.  As of September 30, 2015, only 410,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

		Fair Value Measurement at September 30, 2015
Liabilities:	Carrying Value at September 30, 2015	Level 1	Level 2	Level 3
Warrant derivative liabilities	$225	$-	$-	$225
Total	$225	$-	$-	$225

		Fair Value Measurement at December 31, 2014
Liabilities:	Carrying Value at December 31, 2014	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,708	$-	$-	$1,708
Total	$1,708	$-	$-	$1,708

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	101% to 115%
Risk free interest rate	0.13% to 1.07%
Expected life (years)	0.08 to 1.82

The following table sets forth the changes in the fair value of derivative liabilities for the three months ended September 30, 2015:

Balance, December 31, 2014	$(1,708)
Derivative warrants exchanged for debt	1,693
Loss on change in fair value of derivative liabilities	(210)
Balance, September 30, 2015	$(225)

The aggregate loss on derivative liabilities for the nine months ended September 30, 2015 was $210.

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

On October 10, 2013 and October 15, 2013, the Company borrowed $1 million and $200,000 under convertible notes bearing interest at 8% per annum from Brookhaven Medical, Inc (“BMI”) where the CEO of BMI is a board member of the Company. The notes may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70 per share. The Company’s obligations under the first BMI Note are secured by all the assets of the Company and its subsidiaries. The notes were due on June 15, 2015. As of September 30, 2015 and December 31, 2014, the outstanding balance under the convertible notes to related party was $0 and $1,200,000, respectively.  As noted in previous filings, On June 15, 2015 the Company used proceeds from The above mentioned note (with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”)) to pay off the negotiated outstanding unpaid principal to $1,100,000, accrued but unpaid interest and recognized $100,000 forgiveness of convertible debt under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013

 On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable.  The royalty is paid to Dr. Barry Constantine whom is an employee and hold the positon of Director of R&D.

NOTE 7 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the lease were $3,092 for the nine months ended September 30, 2015. At September 30, 2015 a total lease liability of $10,045 remained. Of that, $4,504 will be due in the next 12 months.

NOTE 8 - SUBSEQUENT EVENTS

Beeleve, LLC. v. Wound Management Technologies, Inc. Beeleve, LLC instituted litigation against Wound Management Technologies, Inc. in Cause DC-14-13541 of the 95th District Court of Dallas County, Texas, on one certain promissory note. Wound Management Technologies, Inc. agreed and paid via wire transfer Beeleve, LLC’s the sum of $60,000.00 on October 1, 2015. This matter has been resolved to the satisfactory of Wound Management Technologies, Inc. and entered into on October 14, 2015 an Agreed Order of Dismissal with prejudice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ken Link v. Wound Management Technologies, Inc., et al. On November 14, 2011, Ken Link instituted litigation against Wound Management Technologies, Inc. and Scott A. Haire in Cause No. 342-256486-11 in the District Court of Tarrant County Texas, 342nd Judicial District alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserts that the unpaid balance of the note, including accrued interest as of December 4, 2011, is the sum of $355,292 plus 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial in October, 2013, but after three days of trial before a jury, the judge declared a mistrial. The case is not currently set for trial.. Subsequent to the declaration of mistrial, Ken Link amended his pleadings and alleges now that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note, which included $1,000.00 per day late charge, a $20,000.00 one-time fee, and 200,000 shares of stock, and asserting a damage claim of $223,500.00 and the loss of the benefit of the bargain related to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP:  Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas  against Fox Lake Animal Hospital, PSP and Bohdan Rudawksi, Trustee of the Fox Lake Animal Hospital, PSP.  The case is currently set for trial the week of April 11, 2016.  The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000.00, but the loan actually loaned for a 6 month period was $25,000.00, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would be excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudwaski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note. In the opinion of counsel, the counterclaim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Wound Management Technologies, Inc. v. Bohdan Rudawski:  Wound Management Technologies, Inc. instituted litigation in Cause No. 352-263856-13 in the 352nd District Court of Tarrant County, Texas against Bohdan Rudawksi.  The case is currently set for trial February 1, 2016.  The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Bohdan Rudawski involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $156,000.00, but the loan actually loaned for a 6 month period was $100,000.00, charging an effective interest rate of over 100% which violates the provisions of the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Bohdan Rudawski has filed an answer and alleges there was not an absolute obligation to repay the note, attempting to defeat the usury claim. In the opinion of counsel, that claim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Beeleve, LLC. v. Wound Management Technologies, Inc.  Beeleve, LLC instituted litigation against Wound Management Technologies, Inc. in Cause DC-14-13541 of the 95th District Court of Dallas County, Texas, on one certain promissory note. Wound Management Technologies, Inc. agreed and paid via wire transfer Beeleve, LLC’s the sum of $60,000.00 on October 1, 2015.  This matter has been resolved to the satisfactory of Wound Management Technologies, Inc. and entered into on October 14, 2015 an Agreed Order of Dismissal with prejudice.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in Current Reports on Form 8-K, the Company did not effect any sales of securities without registration for the three months ended September 30, 2015, nor did the Company repurchase any of its own securities during the three months ended September 30, 2015.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

November 13, 2015	By:	/s/ Darren E. Stine
Darren E. Stine,
Chief Financial Officer