Form 10-K
period 2015-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2016-04-14
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Texas	59-2219994
(State or other jurisdiction of incorporation or organization) No.)	(I.R.S. Employer Identification

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

Large accelerated filer 	☐	Accelerated filer 	☐	Non-accelerated filer 	☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 based on the $0.09 closing price as of such date was approximately $9,652,252.   As of April 14, 2016, 108,373,720 shares of the Issuer’s $.001 par value common stock were issued and 108,369,631 were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2015

LETTER FROM THE PRESIDENT

Dear Shareholders:

As we look ahead into 2016, we’d like to reflect on our accomplishments of this past year.  Our distributor and rep base has continued to solidify and expand.  By year end we hired four direct Regional Sales Managers to help support and grow accounts in the surgical and wound care markets.

We have built a strong foundation from which we will continue to grow.  The Company remains on a growth trajectory that is being fueled by the advancement of our CellerateRX® products in the hospital and out patient wound care markets.  We have streamlined our operations and attracted great talent to the Company to help us execute on sales.

The global wound care market is expected to reach $18 billion by 2019.  The diabetic and obese populations are big drivers to this increase as well as the aging population.  Although the United States dominates the wound care market, there are increases in market size in the rest of the world driven by the same factors.  CellerateRX® Activated Collagen® has proved to provide an economic and efficient solution to healing wounds. It is now registered and being sold in several countries and is in the process of being registered in others.

Our expanded salesforce is having increased success with our surgical product line, supported by champions from a variety of surgeons in specialties including trauma, orthopedic, neurology, colorectal, vascular, plastic surgery and general surgery.  We continue to add to our numerous case studies and testimonials that show how CellerateRX has closed wounds and how it has been able to save limbs.

In addition to growing sales based on our CellerateRX® product line, we have added additional revenue based on our “resorbable bone wax” patent that the Company acquired in 2009. In 2014 our Resorbable Orthopedic Products subsidiary began collecting royalties on a commercial license for a bone void filler product based on this patent.  In February 2016 we received FDA 510(k) clearance for a new product, HemaQuell™, a resorbable bone wax product that is a tamponade to control bleeding from bones during surgery, resorbing within two to seven days. We are now working with key opinion leaders to schedule first cases using HemaQuell and our sales team will commercialize HemaQuell in 2016.

With all of that said, we are extremely pleased to report another year of growth with 28% revenue growth year over year.  We expect the momentum to continue into 2016 as we focus our efforts and our sales team continues to expand and grow.  Our focus is solidly on sales and growth.

Deborah J. Hutchinson

President

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

Product, Patent, License and Royalty Agreements

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is ready for distribution in both gel and powder form.  Manufacturing of these products is conducted by Applied Nutritionals, LLC (“Applied Nutritionals”), which owns the CellerateRX trademark.  WMT has incurred no research and development costs related to CellerateRX during the last two fiscal years.  As of September of 2015. Warehousing, shipping, and physical inventory management were brought back in-house  to the corporate office located in Addison, TX and Pac-Soucee, LLC of Rochester, NY and no longer  outsourced to Farris Laboratories, Inc. of Fort Worth, TX and WellDyne Health, LLC.

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

In September 2013 the Company entered into a Shipping and Consulting Agreement with WellDyne Health, LLC, (“WellDyne”) under which all CellerateRX orders are taken by and fulfilled by WellDyne. In addition, WellDyne provides guidance and advice for the sale and marketing of CellerateRX products and programs. On June 4, 2015, the Company delivered written notice to WellDyne, terminating the Agreement pursuant to Section Five thereof, such termination to be effective as of September 19, 2015. The termination of this agreement contributed to the bottom line of the company beginning the fourth quarter of 2015 and will continue to affect all preceding months materially.

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

Staffing

As of April 14, 2016, the Company and its subsidiaries have a staff of 10, with 9 full-time employees, 1 part-time employee and 2 contractors.

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

The Company received 510(k) approval for the resorbable orthopedic hemostat in February 2016. We are in the process of preparing for a market launch in 2016. The company is also exploring a relationship with an international distributor to market this product outside the US and to obtain CE approval for the product.

On November 8, 2011 ROP executed a development and license agreement with BioStructures, LLC.  The agreement licensed certain bone wax rights to BioStructures, LLC to develop products in the field of bone remodeling, based on Resorbable’s patent number 7,074,425 (see Note 9 “Intangible Assets”) for use in the human skeletal system.  The license agreement with BioStructures, LLC excludes the fields of (1) a resorbable hemostat (resorbable bone wax), (2) a resorbable orthopedic hemostat (bone wax) and antimicrobial dressing, and (3) veterinary orthopedic applications.  According to the terms of the agreement, BioStructures, LLC paid an initial fee of $100,000 for a 24 month period in which to develop royalty bearing products based on the Company’s patent.   The agreement entitles the Company to additional fees upon the regulatory clearance of the products, fees for a commercial license for each regulatory cleared product, and a 3% royalty on related product sales over the life of the patent, which expires in 2023.

In January 2014, BioStructures received 510(K) approval (K132071) for their first product under the ROP license, an innovative bioactive bone graft putty and bone graft extender and paid ROP the regulatory milestone fee of $50,000.  In February 2014, ROP granted a commercial license to BioStructures according to the terms of the development and license agreement, and accordingly BioStructures paid ROP a $100,000 fee and in December 2014 BioStructures paid the minimum 2014 royalty of $102,000. In November of 2015 Bioventus acquired BioStructures interests and negotiated down the royalty percentage to be paid from 3% to 1.5% for 2016, 2017 and then from 3% to 2% for product royalty on sales of these products over the life of the patent with certain minimums to remain constant. In March 2016, Bioventus paid the minimum 2015 royalty of $201,000 to ROP.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (http://www.wmgtech.com/), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it.

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

If we cannot meet our future capital requirements, our business will suffer

We may need additional financing to continue operating our business.  We may need to raise additional funds in the future through public or private debt or equity financings in order to:

•	fund operating losses;

•	increase sales and marketing to address the market for wound care, surgical and ROP products;

•	take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

•	hire, train and retain employees;

•	develop new products; and/or

•	respond to economic and competitive pressures.

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

ITEM 3. LEGAL PROCEEDINGS

Ken Link v. Wound Management Technologies, Inc., et al. On November 14, 2011, Ken Link instituted litigation against Wound Management Technologies, Inc. and Scott A. Haire in the District Court of Tarrant County Texas, Cause No. 342-256486-11 of the 342nd Judicial District,  alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserted at that point in time that the unpaid balance of the note, including accrued interest as of December 4, 2011 was the sum of $355,292, Mr. Link asserted that he was entitled to receive 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  Mr. Link is also seeking interest at 13% per annum, plus $1,000 per day.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three (3) days of trial before a jury, the judge declared a mistrial. The case was subsequently reset for trial for the week of December 1, 2014 and the judge again declared a mistrial. The case is currently set for trial the week of June 6, 2016.  Subsequent to October 21, 2013, Ken Link amended his pleadings and alleges that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note and sought damages for fraud and the loss of the benefit of the bargain relating to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. On September 4, 2015, Ken Link again amended his pleadings once again seeking the sums he says are owed to him that were advanced to him in the amount of $223,500.00. It is unclear if he is suing on the note or not, but it appears he is.  We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP:  Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas  against Fox Lake Animal Hospital, PSP and Bohdan Rudawksi, Trustee of the Fox Lake Animal Hospital, PSP.  The case has been postponed until September of 2016.  The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000.00, but the loan actually loaned for a 6 month period was $25,000.00, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would be excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudwaski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note. In the opinion of counsel, the counterclaim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Wound Management Technologies, Inc. v. Bohdan Rudawski:  Wound Management Technologies, Inc. instituted litigation in Cause No. 352-263856-13 in the 352nd District Court of Tarrant County, Texas against Bohdan Rudawksi.  The case has been postponed until September of 2016.  The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Bohdan Rudawski involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $156,000.00, but the loan actually loaned for a 6 month period was $100,000.00, charging an effective interest rate of over 100% which violates the provisions of the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Bohdan Rudawski has filed an answer and alleges there was not an absolute obligation to repay the note, attempting to defeat the usury claim. In the opinion of counsel, that claim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Beeleve, LLC. v. Wound Management Technologies, Inc.  Beeleve, LLC instituted litigation against Wound Management Technologies, Inc. in Cause DC-14-13541 of the 95th District Court of Dallas County, Texas, on one certain promissory note. That matter has been resolved to the satisfactory of Wound Management Technologies, Inc. and an Agreed Order of Dismissal with prejudice has been entered.

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

YEAR	QUARTER ENDING	HIGH	LOW
2015	March 31, 2015	$0.060	$0.060
	June 30, 2015	$0.090	$0.090
	September 30, 2015	$0.070	$0.060
	December 31, 2015	$0.090	$0.070
2014	March 31, 2014	$0.139	$0.099
	June 30, 2014	$0.125	$0.010
	September 30, 2014	$0.106	$0.072
	December 31, 2014	$0.090	$0.055

Record Holders

As of December 31, 2015, there were 2,142 shareholders of record holding shares of common stock issued, of which a total of 4,089 shares are held as treasury stock.  As of December 31, 2015 there were 107,274,816 shares of common stock issued and 107,270,727 shares of common stock outstanding.

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

Tabular Disclosure of Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the previous 2 years ended December 31, 2015 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

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

On March 5, 2015, the Company granted 100,000 shares of common stock which vested immediately valued at $5,970 according to the terms of a service agreement. Under the award, the nonemployee was also granted an aggregate of 800,000 additional shares which vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain revenue targets. No expense was recognized for these additional shares during the twelve months ended December 31, 2015.

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

During twelve months ended December 31, 2015, the Company recorded an aggregate reversal of $10,456 of stock-based compensation related to the amortization of stock awards to employees and nonemployees net of reversal of the unvested portion of forfeited awards. During the twelve months ended December 31, 2015, the Company issued an aggregate of 333,334 shares of fully vested common stock under previously granted stock awards.

On December 29, 2015, the Company issued 594,168 shares of common stock in conversion of 546 shares of Series C Preferred stock and $3,377 of related Series C dividends.

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

After completing evidence-based studies, WCI has identified opportunities for growth with emphasis on the following areas:

•	Brand recognition in the medical community

•	Products for surgical wounds

•
WCI continues to work with international parties to expand the distribution of CellerateRX outside of the US. In 2013 WCI engaged a new distributor to market the products in several countries in the Middle East, and received registration and an initial order for Saudi Arabia. As of January 2014, the company is working on adding registrations in two more countries in this region.  CellerateRX is also registered in South Africa and in 2014 has received registration with a distribution partner in Nigeria and in Mexico.  Registration efforts have continued for a CE mark and in February 2014 the company agreed to work with new parties on achieving this.

In September 2009, the Company acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  Our FDA submittal for our new Bone Wax approval by the FDA is in process. In 2011 we executed a development and license agreement with BioStructures, LLC to develop certain products in the field of bone remodeling. In January 2014, BioStructures received 510(K) approval (K132071) for their first product under the ROP license, an innovative bioactive bone graft putty and bone graft extender. In February 2014, ROP granted a Commercial License to BioStructures according to the terms of the development and license agreement.

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

Results of Operations

Comparison of Year ended December 31, 2015 Compared to Year ended December 31, 2014

Revenues.  The Company generated revenues for the year ended December 31, 2015 of $3,372,188 compared to revenues of $2,632,643 for the year ended December 31, 2014, or a 28% increase in revenues.  The increase in revenues is the result of the Company’s focused sales and marketing strategy.  The Company also received a total of $201,000 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011. The 2015 and 2014 revenue from the ROP and Biostructures deal included $201,000 in annual royalties required by the agreement in 2015 and 2014.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2015 were $891,971 compared to cost of goods sold of $803,631 for the year ended December 31, 2014, or a 11% increase in cost of goods sold.   In 2015, the Company was better able to control inventory and costs associated with inventory.  Additionally, although the Company’s revenue from product sales increased significantly, the Company did not yet exceed the sales threshold needed to increase the minimum annual royalty of $375,000.

General and administrative expenses. (“G&A"). G&A expenses for the year ended December 31, 2015 were $3,385,169 compared to G&A expenses of $3,835,095 for the year ended December 31, 2014, or a 12% decrease in G&A expenses.  In 2015 the Company was successful in controlling general and administrative costs while still growing sales.  The largest component of this savings was due to negotiating and terminating the Shipping and Marketing Agreement with Welldyne in 2015.

Interest Expense. Interest expense was $176,892 for the year ended December 31, 2015 compared to $293,896 for the year ended December 31, 2014, or a decrease of 40%.  The Company paid off or converted most of its interest bearing debt into stock in 2013 and the first quarter of 2014.  The debt remaining in 2015 has lower interest rates resulting in an overall decrease in interest expense for the year 2015.

Net loss. We had a net loss for the year ended December 31, 2015, of $1,340,454 compared with a net loss of $2,278,177 for the year ended December 31, 2014, or a decrease in loss of 41%.  The Company was able to reduce net loss in 2015 by increasing revenue from product sales and licensing and development agreements.  The Company also significantly reduced general and administrative and interest expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $867,120 for the year ended December 31, 2015, and approximately $2,174,010 for the year ended December 31, 2014.

We will need to raise additional capital in fiscal year 2016 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2015, includes a going concern qualification.  Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

As of December 31, 2015, we had total current assets of $1,158,670, including cash of $182,337 and inventories of $409,778.  As of December 31, 2014, we had total current assets of $1,210,527, including cash of $523,441 and inventories of $402,530.

As of December 31, 2015, we had total current liabilities of $1,459,094 including $614,700 of notes payable and convertible notes payable to unrelated parties. Our current liabilities also include $323,062 of current year royalties payable, which were paid in full during March of 2016.  As of December 31, 2014, we had total current liabilities of $2,315,115 including $1,592,920 of notes payable and convertible notes payable to related and unrelated parties. Our current liabilities also included $324,286 of current year royalties payable.

As of December 31, 2015, our current liabilities also included derivative liabilities of $310 compared to derivative liabilities of $1,708 at December 31, 2014. At December 31, 2015, our derivative liabilities consisted of 410,000 outstanding common stock purchase warrants.  At December 31, 2014, our derivative liabilities consisted of 910,000 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.

For the year ended December 31, 2015, net cash used in operating activities was $1,202,890 compared to $1,686,685 in 2014.

We used $5,334 in investing activities in the year ended December 31, 2015 compared to $8,447 in the year ended December 31, 2014.

For the year ended December 31, 2015, net cash provided by financing activities was $867,120 compared to $2,174,020 in 2014.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreement

Pursuant to the agreement with the CellerateRX founder, George Petito, the Company is obligated to pay royalties to Petito and Applied Nutritionals, as described in “Item 1. Product, Patent, License and Royalty Agreement.”  At December 31, 2015 the amount of royalties due but unpaid was $323,062.  The Company paid this amount in full on March 30, 2016.

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

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wound Management Technologies, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wound Management Technologies, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2016

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$182,337	$523,441
Accounts Receivable, net of allowance for bad debt of $20,388 and $18,462	251,546	278,261
Royalties Receivable	201,000	-
Inventory, net of allowance for obsolescence of $150,135 and $46,007	409,778	402,530
Prepaid and Other Assets	114,009	6,295
Total Current Assets	1,158,670	1,210,527

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $31,477 and $22,477	41,762	45,428
Intangible Assets, net of accumulated depreciation of $318,944 and $267,913	191,366	242,397
Total Long-Term Assets	233,128	287,825

TOTAL ASSETS	$1,391,798	$1,498,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$222,351	$210,266
Accounts Payable - Related Parties	21,099	-
Accrued Royalties and Dividends	323,062	324,286
Capital Lease Obligation	4,504	4,504
Accrued Interest	273,068	181,431
Derivative Liabilities	310	1,708
Notes Payable	444,700	392,920
Convertible Notes Payable	170,000	-
Convertible Notes Payable - Related Party, net of unamortized discounts of $0 and $50,837	-	1,200,000
Total Current Liabilities	1,459,094	2,315,115

LONG-TERM LIABILITIES
Convertible Notes Payable - Related Parties	1,200,000	-
Capital Lease Obligation	3,973	8,633
Total Long-Term Liabilities	1,203,973	8,633

TOTAL LIABILITIES	2,663,067	2,323,748

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 80,218 issued and outstanding as of December 31, 2015 and 70,411 issued and outstanding as of December 31, 2014	802,180	704,110
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 107,274,816 issued and 107,270,727 outstanding as of December 31, 2015 and 92,902,320 issued and 92,898,231 outstanding as of December 31, 2014	107,274	105,447
Additional Paid-in Capital	44,615,321	43,820,636
Treasury Stock	(12,039)	(12,039)
Accumulated Deficit	(46,784,005)	(45,443,550)
Total Stockholders' Deficit	(1,271,269)	(825,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,391,798	$1,498,352

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

REVENUES	$3,372,188	$2,632,643

COST OF GOODS SOLD	891,970	803,631

GROSS PROFIT	2,480,218	1,829,012

GENERAL AND ADMINISTRATIVE EXPENSES:
General and Administrative Expenses	3,385,168	3,835,095
Depreciation / Amortization	60,031	56,446
LOSS FROM OPERATIONS	(964,981)	(2,062,529)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liabilities	(295)	78,145
Interest Income	20	103
Loss on issuance of debt for warrants	(198,307)	-
Interest Expense	(176,892)	(293,896)

NET LOSS	(1,340,455)	(2,278,177)

Series C Preferred Stock Dividends	(268,772)	(233,792)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,609,227)	$(2,511,969)

Basic and diluted net loss per share of common stock	$(0.02)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	106,695,782	87,943,837

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock Series C Shares	$10.00 Par Value Amount	Preferred Stock Series D Shares	$10.00 Par Value Amount	Common Stock Shares	$0.001 Par Value Amount	Additional Paid-In Capital				Total Stockholders' Deficit
								Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit

Balance at December 31, 2013	38,232	$382,320	15,000	$150,000	85,664,558	$85,664	$40,090,878	(4,089)	$(12,039)	$(43,165,373)	$(2,468,550)
Issuance of Common stock for:
Debt	-	-	-	-	1,087,762	1,088	92,640	-	-	-	93,728
Conversion of Series D Preferred Stock	-	-	(16,545)	(165,450)	16,545,000	16,545	148,905	-	-	-	-
Services	-	-	-	-	2,150,000	2,150	220,400	-	-	-	222,550
Issuance of Preferred stock for:
Services	-	-	1,656	16,560	-	-	150,480	-	-	-	167,040
Subscription Agreements	32,179	321,790	-	-	-	-	1,930,720	-	-	-	2,252,510
Cash paid for return of Preferred stock	-	-	(111)	(1,110)	-	-	(8,880)	-	-	-	(9,990)
Resolution of derivative liabilities due to debt conversion	-	-	-	-	-	-	132,417	-	-	-	132,417
Resolution of warrant derivative liabilities due to removal of convertible debt	-	-	-	-	-	-	918,580	-	-	-	918,580
Amortization of Series D Preferred stock awards	-	-	-	-	-	-	144,496	-	-	-	144,496
Net Loss	-	-	-	-	-	-	-	-	-	(2,278,177)	(2,278,177)
Balance at December 31, 2014	70,411	$704,110	-	$-	105,447,320	$105,447	$43,820,636	(4,089)	$(12,039)	$(45,443,550)	$(825,396)
Issuance of Common stock for:
Services	-	-	-	-	216,734	216	48,553	-	-	-	48,769
Conversion of Series C Preferred Stock	(1,503)	(15,030)	-	-	1,503,000	1,503	13,527	-	-	-	-
Series C Dividend	-	-	-	-	107,762	108	(108)	-	-	-	-
Issuance of Preferred stock for:
Cash	11,310	113,100	-	-	-	-	636,900	-	-	-	750,000
Recognition of vesting stock	-	-	-	-	-	-	(4,187)	-	-	-	(4,187)
Fogiveness of related party convertible debt	-	-	-	-	-	-	100,000	-	-	-	100,000
Net Loss	-	-	-	-	-	-	-	-	-	(1,340,455)	(1,340,455)
Balance at December 31, 2015	80,218	$802,180	-	$-	107,274,816	$107,274	$44,615,321	(4,089)	$(12,039)	$(46,784,005)	$(1,271,269)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(1,340,455)	$(2,278,177)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60,031	56,446
Amortization of discounts and deferred financing costs	-	141,869
Bad debt expense	6,461	20,273
Inventory obsolescence	133,747	83,420
Series D preferred stock issued for services	-	311,536
Common stock issued for services	44,582	222,550
Loss on issuance of debt for warrants	198,307	-
Loss (gain) on change in fair value of derivative liabilities	295	(78,145)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	20,256	(76,985)
(Increase) decrease in royalties receivable	(201,000)	-
(Increase) decrease in inventory	(140,995)	(178,448)
(Increase) decrease in employee advances	-	3,620
(Increase) decrease in prepaids and other assets	(107,714)	69,908
Increase (decrease) in accrued royalties and dividends	-	(50,714)
Increase (decrease) in accounts payable	33,183	18,100
Increase (decrease) in accrued liabilities	(1,224)	(260)
Increase (decrease) in accrued interest payable	91,637	48,322
Net cash flows used in operating activities	(1,202,889)	(1,686,685)

Cash flows from investing activities:
Payments made on capital lease obligation	-	(375)
Purchase of property and equipment	(5,334)	(8,072)
Net cash flows used in investing activities	(5,334)	(8,447)

Cash flows from financing activities:
Borrowings on debt	96,000	-
Payments on debt	(74,220)	(23,600)
Borrowings on convertible debt with related parties	1,200,000	-
Payments on convertible debt	(1,100,000)	(44,900)
Payments made on capital lease obligation	(4,660)	-
Cash proceeds from sale of series C preferred stock	750,000	2,252,510
Cash paid for return of Series D preferred stock	-	(9,990)
Net cash flows provided by financing activities	867,120	2,174,020

Net increase (decrease) in cash	(341,103)	478,888

Cash and cash equivalents, beginning of period	523,441	44,553
Cash and cash equivalents, end of period	$182,338	$523,441

Cash paid during the period for:
Interest	$85,255	$103,705
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$93,728
Common stock issued for conversion of series D preferred stock	-	40,000
Common stock issued for conversion of series C preferred stock	15,030	-
Common stock issued for conversion of series C preferred stock dividend	108	-
Issuance of vested stock	333	-
Issuance of convertible debt for warrants	200,000	-
Forgiveness of related party convertible debt	100,000	-
Resolution of warrant derivative liabilities due to removal of convertible debt	-	918,580
Resolution of derivative liabilities due to debt conversions	-	132,417
Debt discounts due to derivative liabilities	-	90,000
Reclass of related party debt to unrelated party debt	-	115,620
Reclass of related party interest payable to unrelated party interest payable	-	47,061
Capital lease obligation	-	13,512

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries:  Wound Care Innovations, LLC a Nevada limited liability company (“WCI”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable); and Innovate OR, Inc. “InnovateOR” formerly referred to as BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”). All intercompany accounts and transactions have been eliminated.

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

The Company recognizes revenue based on bill and hold arrangements when the seller has transferred to the buyer the significant risks and rewards of ownership of the goods; the seller does not retain effective control over the goods or continuing managerial involvement to the degree usually associated with ownership; the amount of revenue can be measured reliably; it is probable that the economic benefits of the sale will flow to the seller; any costs incurred or to be incurred related to the sale can be measured reliably; it is probable that delivery will be made; the goods are on hand, identified, and ready for delivery; the buyer specifically acknowledges the deferred delivery instructions; and the usual payment terms apply. During the years ended December 31, 2015 and 2014, aggregate revenue recognized under bill and hold transactions was $275,000 and $0, respectively.Allowance for Doubtful Accounts

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company recorded bad debt expense of $6,461 and $20,273 in 2015 and 2014, respectively. The allowance for doubtful accounts at December 31, 2015 was $20,388 and the amount at December 31, 2014 was $18,462.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.  Inventories consist of powders, gels and the related packaging supplies.  The Company recorded inventory obsolescence expense of $133,747 in 2015 and $83,420 in 2014. The allowance for obsolete and slow moving inventory had a balance of $150,135 and $46,007 at December 31, 2015 and December 31, 2014, respectively.

Property and Equipment

Property and equipment is recorded at cost.  Depreciation is computed utilizing the straight-line method over the estimated economic life of the asset, which ranges from five to ten years. As of December 31, 2014, fixed assets consisted of $67,905 including furniture and fixtures, computer equipment, phone equipment and the Company websites. As of December 31, 2015, fixed assets consisted of $73,239 including furniture and fixtures, computer equipment, phone equipment and the Company websites.   The depreciation expense recorded in 2015 was $8,999 and the depreciation expense recorded in 2014 was $5,415.  The balance of accumulated depreciation was $31,477 and $22,477 at December 31, 2015 and December 31, 2014, respectively.

Intangible Assets

Intangible assets as of December 31, 2015 and 2014 consisted of a patent acquired in 2009 with a historical cost of $510,310. The intangible asset is being amortized over its estimated useful life of 10 years using the straight line method. Amortization expense recognized was $51,031 during 2015 and 2014.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2015 and 2014.

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

At December 31, 2015, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants which were valued using the Black-Scholes Option Pricing Model, a level 3 input.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and 2014.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities as of December 31, 2015	$-	$-	$310	$310
Derivative Liabilities as of December 31, 2014	$-	$-	$1,708	$1,708

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Effective June 1, 2015, the Company and WellDyne entered into an amendment to the Agreement, pursuant to which the Agreement was amended to, among other things: (a) eliminate certain administrative services being performed by WellDyne under the Agreement, (b) revise the terms of the administrative fee payable to WellDyne under the Agreement, and (c) provide for termination of the Agreement, effective as of September 19 th of a given year, by written notice by either party delivered before June 15 th of such year.

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

On June 15, 2015, Wound Management Technologies, Inc. (the “Company”),  together with certain of its subsidiaries, entered into a term loan agreement (the “Loan Agreement”) with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The proceeds of the Notes were used to pay off all outstanding unpaid principal and accrued but unpaid interest under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013 (as described in the Company’s Current Report on Form 8-K filed October 16, 2013, the “Brookhaven Note”). The Notes each carry an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes is due and payable on June 15, 2018.The Notes may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Notes may be converted, at the option of SRT and HRT, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.”).

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable – Related Parties

Funds are advanced to the Company from various related parties. Other shareholders fund the Company as necessary to meet working capital requirements and expenses.

The following is a summary of outstanding convertible notes due to related parties, including accrued interest separately recorded, as of December 31, 2015:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
S. Oden Howell Revocable Trust (“HRT”)	Mr. S. Oden Howell, Jr. became a member of the Board of Directors in June of 2015	The note is unsecured, bears interest at 10% per annum, matures June 18, 2018 and is convertible into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.	$600,000	$32,877

James W. Stuckert Revocable Trust (“SRT)	Mr. James Stuckert became a member of the Board of Directors in September of 2015	The note is unsecured, bears interest at 10% per annum, matures June 18, 2018 and is convertible into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.	600,000	32,877
Total			$1,200,000	$65,754

The following is a summary of outstanding convertible notes due to related parties, including accrued interest separately recorded, as of December 31, 2014:

Related party	Nature of relationship	Terms of the agreement	Principal Amount	Accrued Interest
Brookhaven Medical, Inc. (“BMI”) Convertible Note #1	Former Director of the Company is CEO of BMI	Note in the principal amount of $1,000,000 which accrues interest at 8% per annum. The note is due June 15, 2015. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share. Secured by assets of the Company.	$1,000,000	$16,877

Brookhaven Medical, Inc. (“BMI”) Convertible Note #2	Former Director of the Company is CEO of BMI	Note payable which accrues interest at 8% per annum and allows the Company to drawdown, as needed, an aggregate of $2,000,000, subject to an agreed upon schedule. The note is due June 15, 2015. The note may be converted, at the option of BMI, into shares of the Company’s Series C Preferred Stock at a conversion price of $70.00 per share. Secured by assets of the Company.	200,000	3,375

	Total		$1,200,000	$20,252

On June 15, 2015 the Company used proceeds from the above mentioned notes (with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”) ) to pay off the negotiated outstanding unpaid principal to $1,100,000, accrued but unpaid interest and recognized $100,000 forgiveness of related party convertible debt under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013. The gain was accounted for as a capital transaction in 2015.

Notes Payable

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2015:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	$223,500	-	$223,500	$117,915

Third Quarter 2012 Secured Subordinated Promissory Notes	Seventeen notes in the original aggregate principal amount of $1,055,000; (i) 5% interest due on maturity date; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full. As of March 31, 2015 three of these notes remain due.	110,000	-	110,000	67,558

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) original maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of March 31, 2014 $11,300 of this note remains due.	11,300	-	11,300	14.748

Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month. Secured by fixed assets of the Company.	3,900	-	3,900	-
May 28, 2015 Promissory Note	$96,000 note payable (i) interest accrues at 10% per annum; (II) original maturity date of May 28, 2016:	96,000	-	96,000	2,420
June 26, 2015 Convertible Promissory Note	Note payable which accrues interest at 5% per annum. The note is due September 26, 2016. The note may be converted, into common shares of the Company at the option of the Company at a rate equal to 90% of the volume weighted average price of the company’s common stock for the 5 trading days preceding the date of conversion.	170,000	-	170,000	4,674

Total		$614,700	-	$614,700	$207,315

On June 26, 2015, the Company entered into an Exchange Agreement with Tonaquint, Inc., a Utah corporation (“Tonaquint”), under which Tonaquint was issued a convertible promissory note (the “Note”) in exchange for the surrender of common stock warrants originally issued by the Company to Tonaquint pursuant to a Securities Purchase Agreement dated June 21, 2011. The Note is in the original principal amount of $200,000, carries a 5% rate of interest, and matures on September 26, 2016. The Note provides for an initial cash installment payment of $10,000, with subsequent monthly cash installment payments beginning in December of 2015. Each such monthly installment payment may be made, at the Company's option, in shares of common stock. Subject to certain conditions, the number of shares issuable in lieu of cash installment payments is determined based on a conversion price equal to 90% of the five-day volume weighted average trading price of the Company's common stock. The surrendered warrants were accounted for as derivatives with a fair value of $1,693 on the date of the exchange. This resulted in a loss on the issuance of debt for warrants of $198,307 during the year ended December 31, 2015. The Company paid a total of $30,000 in cash under this note during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company paid a total of $3,600 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the year ended December 31, 2015, the Company paid a total of $40,620 towards the MAH Holding note described below (MAH Holding is controlled by a former major stockholder of the Company).

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2014:

Note Payable	Terms of the agreement	Principal Amount	Discount	Principal Net of Discount	Accrued Interest
March 4, 2011 Note Payable	$223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	$223,500	-	$223,500	$88,456

MAH Holding, LLC	Unsecured note with interest accrued at 10% per annum, due on demand. This note is currently the subject of litigation (see Note 12 "Legal Proceedings”)	40,620	-	40,620	14,861

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
		110,000	-	110,000	47,483

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of March 31, 2014 $11,300 of this note is was past due.	11,300	-	11,300	10,379

Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month. Secured by fixed assets of the company.	7,500	-	7,500	-

Total		$392,920	-	$392,920	$161,179

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

The activity for the intangible accounts is summarized below:

	2015	2014
Patent	$510,310	$510,310
Accumulated amortization	(318,944)	(267,913)
Patent, net of accumulated amortization	191,366	242,397

Total intangibles, net of accumulated amortization	$191,366	$242,397

The amount amortized for the year ended December 31, 2015 and 2014 was $51,031 and $51,031, respectively.

NOTE 7 – CUSTOMERS AND SUPPLIERS

WCI had two significant customers which accounted for approximately 28% and 14% of the Company’s sales in 2015 and had two significant customers which accounted for approximately 27% and 10% of the Company’s sales in 2014.  The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

The Company purchases all inventory from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products.

In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000; (b) a royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, which was paid October, 2009; plus (d) a royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty payments made do not meet or exceed that amount.  The total unpaid royalties as of December 31, 2015 and 2014 is $323,062 and $324,286, respectively.

On March 30, 2016 the Company made payment in the amount of $323,062 to Applied Nutritionals.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Dr. Barry Constantine whom is an employee and hold the position of Director of R&D.

Inventory Contract

In October of 2015, WCI entered into a contract with the manufacturer of the CellerateRX product to purchase $217,512 of product.  Payment in the amount of $108,014 was made in October of 2015 with the remaining balance of $109,498 paid in 2016 and before receipt of product.  This amount was recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2015 based on the contractual obligation of the parties. The Company did not have any contractual obligations to purchase product as of December 31, 2014.

Office Leases

The Company’s corporate office is located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001.  The lease was entered into in November of 2013.  The lease expires on April 30, 2017 and requires base rent payments of $5,737 per month for months 1-17, $5,866 for months 18-29, and $5,995 for months 30-41.

The Company also leased real property which it uses for its marketing staff in Denver, Colorado.  The lease was a 12 month lease expiring on November 30, 2014 and required base rent payment of $300 per month.  As of December 2014, the lease was month-to-month with a required base rent of $300 per month.  As of February 28, 2015 the lease was ended.

Payables to Related Parties

As of December 31, 2015 and 2014, the Company had outstanding payable to related parties totaling $21,099 and $0, respectively. The payables are unsecured, bear no interest and due on demand

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock issued or outstanding as of December 31, 2015 and 2014.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution.  Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate.  There were no Series B Shares issued or outstanding as of December 31, 2015 and 2014.

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of December 31, 2015 and December 31, 2014 there were 80,218 and 70,411 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2015 and December 31, 2014 there were 0 shares of Series D Preferred Stock issued and outstanding. On September 3, 2014, the company increased its authorized common stock to 250,000,000 shares. As a result, all outstanding Series D preferred shares were converted to common stock.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2015 there were no shares of Series E Preferred Stock issued and outstanding.

During the year ended December 31, 2014, the Company issued an aggregate of 32,179 shares of Series C preferred stock for cash proceeds of $2,252,510.

During the year ended December 31, 2015, the company issued 11,310 shares of Series C preferred stock for cash proceeds of $750,000.

The Series C preferred stock earned dividends of $268,772 and $233,792 for the years ended December 31, 2015 and December 31, 2014, respectively. As of the date of this filing, no Series C preferred stock dividends have been declared or paid.

During the year ended December 31, 2013, the Company granted an aggregate of 15,000 shares of Series D preferred stock to employees and nonemployees for services. 13,000 of the shares were granted to employees and vest immediately upon grant, 1,000 of the shares were granted to an employee and vest in equal tranches over three years through October 1, 2016 and 1,000 of the shares were granted to a nonemployee and vest in equal tranches over three years through September 15, 2016. The aggregate fair value of the awards was determined to be $1,046,669 of which $925,787 was previously recognized, $79,318 was recognized during the year ended December 31, 2014, $6,628 less net forfeitures of $19,173 was recognized during the year ended December 31, 2015, and. $15,764 will be recognized over the remaining vesting periods.

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

During the year ended December 31, 2014, the Company granted an aggregate of 1,000 shares of Series D preferred stock to two employees according to the terms of their employment agreements.  The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000. During the year ended December 31, 2015 and 2014, $25,193 and $65,178 was expensed, respectively, and $9,671 remains to be expensed over the remaining vesting period.

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

On May 28, 2015, the Company issued 4,166 shares of Series C preferred stock in exchange for cash amount of $250,000.

On September, 14, 2015, the Company issued 3,572 shares of Series C preferred stock in exchange for cash amount of $250,000.

On December, 14, 2015, the Company issued 3,572 shares of Series C preferred stock in exchange for cash amount of $250,000.

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

On March 5, 2015, the Company issued 100,000 shares of common stock which vested immediately valued at $5,970 according to the terms of a service agreement. Under the award, the nonemployee was also granted an aggregate of 800,000 additional shares which vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain revenue targets. No expense was recognized for these additional shares during the year ended December 31, 2015.

On March 10, 2015, the Company issued 374,264 shares of common stock in conversion of 357 shares of Series C Preferred stock and $1,036 of related dividends.

On May 19, 2015, the Company issued 100,000 shares of common stock which vested immediately valued at $10,000 according to the terms of a service agreement.

On May 19, 2015, the Company issued 250,000 shares of common stock which vested immediately valued at $23,000 according to the terms of an employment agreement.

On June 19, 2015, the Company issued 642,330 shares of common stock in conversion of 600 shares of Series C Preferred stock and $2,963 of related Series C dividends.

On July 15, 2015, the Company issued 100,000 shares of common stock which vested 60 days after their grant date of May 15, 2015 valued at $9,800 according to the terms of a service agreement.

On December 31, 2015, the Company issued 594,168 shares of common stock in conversion of 546 shares of Series C Preferred stock and $3,372 of related Series C dividends.

During the year ended December 31, 2015, an aggregate of 333,334 common shares were issued upon the vesting of previously granted stock awards and the Company recorded a net reversal of $4,187 of stock-based compensation related to the amortization of stock awards to employees and nonemployees net of reversal of the unvested portion of forfeited awards.

During the year ended December 31, 2015, an aggregate of 666,600 shares of fully vested common stock under previously issued under stock awards and was returned and cancelled. The share cancellation was recognized at par value.

Warrants

At December 31, 2015, there were 9,736,844 warrants outstanding with a weighted average exercise price of $0.19.

A summary of the status of the warrants granted at December 31, 2015 and 2014 and changes during the years then ended is presented below:

For the Year Ended December 31, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,670,143	$0.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(4,733,299	0.68
Outstanding at end of period	10,936,844	$0.23

For the Year Ended December 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,936,844	$0.23
Granted	-	-
Exercised	-	-
Forfeited	(800,000)	0.75
Expired	(400,000)	0.49
Outstanding at end of period	9,736,844	$0.19

The following table summarizes the outstanding warrants as of December 31, 2015:

	As of December 31, 2015			As of December 31, 2015
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	2.8	$0.06	4,500,000	$0.06
0.08	550,000	2.2	0.08	550,000	0.08
0.09	625,000	2.3	0.09	625,000	0.09
0.15	1,571,300	1.6	0.15	1,571,300	0.15
0.44	1,515,544	0.6	0.44	1,515,544	0.44
0.60	975,000	0.7	0.60	975,000	0.60
$0.06-0.60	9,736,844	2.0	$0.23	9,736,844	$0.19

The following table summarizes the outstanding warrants as of December 31, 2014:

	As of December 31, 2014			As of December 31, 2014
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	3.8	$0.06	4,500,000	$0.06
0.08	550,000	3.2	0.08	550,000	0.08
0.09	625,000	3.3	0.09	625,000	0.09
0.15	1,571,300	2.6	0.15	1,571,300	0.15
0.25	120,000	0.8	0.25	120,000	0.25
0.40	3,000,000	0.6	0.40	300,000	0.40
0.44	1,515,544	1.6	0.44	1,515,544	0.44
0.50	370,000	1.3	0.50	370,000	0.50
0.60	975,000	1.7	0.60	975,000	0.60
0.75	120,000	0.8	0.75	120,000	0.75
1.00	290,000	1.4	1.00	290,000	1.00
$0.06-1.00	10,936,844	2.8	$0.23	10,936,844	$0.23

Stock Options

A summary of the status of the stock options granted for the years ended December 31, 2015 and 2014, and changes during the period then ended is presented below:

For the Year Ended December 31, 2015
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	943,500	$0.15
Granted	150,000	(a)
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,093,500	$0.15

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

For the Year Ended December 31, 2014
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	943,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	943,500	$0.15

The following table summarizes the outstanding options as of December 31, 2015:

	As of December 31, 2015			As of December 31, 2015
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	953,500	1.63	0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1.093,500	1.63	0.15	943,500	$0.15

The following table summarizes the outstanding options as of December 31, 2014:

	As of December 31, 2014			As of December 31, 2014
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	2.63	0.15	943,500	$0.15

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

NOTE 10 – DERIVATIVE LIABILITIES

During 2015 and 2014, the Company had outstanding common stock warrants that contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  In addition, the Company also had outstanding convertible notes payable to various lenders that were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock.

As of December 31, 2015, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification.  Accordingly, the warrants and conversion options are treated as derivative liabilities and are carried at fair value. During 2014, the convertible notes were repaid or converted to stock. As of December 31, 2015, some of the outstanding common stock warrants with the anti-dilution provision remained outstanding.

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the Black-Scholes Option Pricing Model assuming maximum value, a Level 3 input, with the following assumptions used:

Year	2015	2014
Dividend yield:	0%	0%
Expected volatility	133.81 to 167.50%	103.35% to 155.36%
Risk free interest rate	.13% to 1.07%	.13% to 1.07%
Expected life (years)	0.00 to 1.57	0.82 to 2.57

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2015 and 2014:

Balance, December 31, 2013	$(1,040,850)
Convertible debt derivatives recognized as derivative loss	(22,500)
Convertible debt derivatives recognized as debt discount	(90,000)
Resolution of convertible debt derivatives upon conversions	132,417
Resolution of convertible debt derivatives upon debt payoff	59,311
Resolution of warrant derivatives no longer qualifying as derivative liabilities	918,580
Gain on change in fair value of derivative liabilities	41,334
Balance, December 31, 2014	(1,708)
Derivative warrants exchanged for debt	1,693
Loss on change in fair value of derivative liabilities	(295)
Balance, December 31, 2015	$(310)

The aggregate gain (loss) on derivative liabilities for the years ended December 31, 2015 and December 31, 2014 was $295 and $78,145, respectively.

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

The unexpired net operating loss carry forward at December 31, 2015 is approximately $34,600,000 with various expiration dates between 2018 and 2035 if not utilized. All tax years starting with 2012 are open for examination.

Non-current deferred tax asset:

	2015	2014
34% of net operating loss carry forwards	$11,776,321	$10,968,027
Valuation allowance	(11,776,321)	(10,968,027)
Net non-current deferred tax asset	-	-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2015 and 2014 are listed below.

	2015	2014
Expected federal income tax benefit	$450,287	$774,580
Change in valuation allowance	(808,294)	(1,019,040)
Goodwill amortization	142,386	142,386
Derivative gain and loss on debt issued for warrants	(67,524)	26,569
Amortization of beneficial conversion discount	-	(47,008)
Other	298,303	300,706
Stock-based compensation	(15,158)	(178,193)
Income tax expense (benefit)	$-	$-

The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

NOTE 12 – LEGAL PROCEEDINGS

Ken Link v. Wound Management Technologies, Inc., et al. On November 14, 2011, Ken Link instituted litigation against Wound Management Technologies, Inc. and Scott A. Haire in the District Court of Tarrant County Texas, Cause No. 342-256486-11 of the 342nd Judicial District,  alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserted at that point in time that the unpaid balance of the note, including accrued interest as of December 4, 2011 was the sum of $355,292, Mr. Link asserted that he was entitled to receive 200,000 shares of the Company’s common stock. Mr. Link is also seeking attorney’s fees.  Mr. Link is also seeking interest at 13% per annum, plus $1,000 per day.  We have disputed the claim, because we believe the contract is tainted by usury, and therefore, a usury counterclaim will more than offset the unpaid balance of the promissory note.  The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness.  Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full.  In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note.  The case was set for trial for the week of October 21, 2013, but after three (3) days of trial before a jury, the judge declared a mistrial. The case was subsequently reset for trial for the week of December 1, 2014 and the judge again declared a mistrial. The case is currently set for trial the week of June 6, 2016.  Subsequent to October 21, 2013, Ken Link amended his pleadings and alleges that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note and sought damages for fraud and the loss of the benefit of the bargain relating to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. On September 4, 2015, Ken Link again amended his pleadings once again seeking the sums he says are owed to him that were advanced to him in the amount of $223,500.00. It is unclear if he is suing on the note or not, but it appears he is.  We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP:  Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas  against Fox Lake Animal Hospital, PSP and Bohdan Rudawksi, Trustee of the Fox Lake Animal Hospital, PSP.  The case has been postponed until September of 2016.  The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000.00, but the loan actually loaned for a 6 month period was $25,000.00, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would be excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudwaski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note. In the opinion of counsel, the counterclaim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Wound Management Technologies, Inc. v. Bohdan Rudawski:  Wound Management Technologies, Inc. instituted litigation in Cause No. 352-263856-13 in the 352nd District Court of Tarrant County, Texas against Bohdan Rudawksi.  The case has been postponed until September of 2016.  The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Bohdan Rudawski involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $156,000.00, but the loan actually loaned for a 6 month period was $100,000.00, charging an effective interest rate of over 100% which violates the provisions of the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Bohdan Rudawski has filed an answer and alleges there was not an absolute obligation to repay the note, attempting to defeat the usury claim. In the opinion of counsel, that claim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Beeleve, LLC. v. Wound Management Technologies, Inc.  Beeleve, LLC instituted litigation against Wound Management Technologies, Inc. in Cause DC-14-13541 of the 95th District Court of Dallas County, Texas, on one certain promissory note. That matter has been resolved to the satisfactory of Wound Management Technologies, Inc. and an Agreed Order of Dismissal with prejudice has been entered.

NOTE 13 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375.  The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the capital lease were $4,504 and $375 during 20154 and 2014, respectively. At December 31, 2015, a total lease liability of $8,633 remained. Of that amount, $4,504 will be due in 2016.

NOTE 14 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all significant events or transactions that occurred after December 31, 2015 are outlined below:

On January 29, 2016, the Company issued 1,098,904 common shares in exchange for the conversion of 1,000 Series C preferred stock and dividends earned.

On February 9, 2016, the Company issued 2,142 shares of Series C preferred stock in exchange for cash amount of $150,000.

On March 30, 2016, the Company issued 2,143 shares of Series C preferred stock in exchange for cash amount of $150,000.

On April 6, 2016, the Company issued 2,143 shares of Series C preferred stock in exchange for cash amount of $150,000.

On March 21, 2016 the Company and Bioventurs LLC /BioStructures, LLC Amended the original Agreement dated November 8, 2011.  On November 24, 2015 Bioventus, LLC acquired BioStructures, LLC  and became a wholly owned subsidiary of Bioventus, LLC.  The original agreement executed a development and license agreement with BioStructures, LLC.  The agreement licensed certain bone wax rights to BioStructures, LLC to develop products in the field of bone remodeling, based on Resorbable’s patent number 7,074,425 (see Note 9 “Intangible Assets”) for use in the human skeletal system.  The license agreement with BioStructures, LLC excludes the fields of (1) a resorbable hemostat (resorbable bone wax), (2) a resorbable orthopedic hemostat (bone wax) and antimicrobial dressing, and (3) veterinary orthopedic applications.  The agreement entitles the Company to additional fees upon the regulatory clearance of the products, fees for a commercial license for each regulatory cleared product, and a guaranteed minimum royalty with a 1.5% royalty for years 2016 and 2017 and 2% royalty on related product sales over the life of the patent, which expires in 2023.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to a material weakness identified which is described below.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This was due to the existence of the following material weakness:

•	Ineffective procedures during the financial close process to ensure prepaid expenses are recognized when they are paid

Management plans to remediate this material weakness through the monthly close process, Management will review monthly adjusting journal entries and sign off.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages, and positions of the current directors of Wound Management.

NAME	AGE	POSITION	YEAR FIRST ELECTED
S. Oden “Denny” Howell Jr.	76	Director	2015
Dr. Philip J. Rubinfeld	60	Director	2010
John Siedhoff	56	Director	2014
James Stuckert	78	Director	2015

S. Oden “Denny” Howell, Jr., may be deemed an affiliate of the Company by virtue of his beneficial ownership of more than 10% or our outstanding common stock, is a long-time investor in pharmaceutical and medical device companies, as well as a past director of a pharmaceutical company. Mr. Howell currently serves as President of Howell & Howell Contractors, Inc., a renovation contractor, and industrial and commercial painting contractor, since 1972. He is the Secretary/Treasurer of LCM Constructors, Inc., a general construction company and Secretary/Treasurer of SemperFi Constructors, LLC., a service-disabled, veteran-owned small business. Chairman of Keller Manufacturing Company and PDD, LLC., Director of THV Holdings, LLC and Trustee of Lindsey Wilson College in Columbia, Kentucky.

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

 James W. Stuckert, may be deemed an affiliate of the Company by virtue of his beneficial ownership of more than 10% or our outstanding common stock.  Mr. Stuckert has been a Senior Executive of J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a full service financial asset management firm located in 13 Midwestern states, since 2004.  Mr. Stuckert joined Hilliard Lyons in 1962 and served in several capacities including Chief Executive Officer prior to being named Chairman in December 1995.  He served as Chairman from December 1995 to December 2003.  Mr. Stuckert holds a Bachelor of Science degree in Mechanical Engineering and a Master of Business Administration degree from the University of Kentucky. He is a long term investor in the Company, as well as a past Board Member of Royal Gold, Inc. for 24 years, past Chairman of SenBanc Fund, and past Board Member of DataBeam, Inc. and the Securities Industry Association. He has served as a past member of the Nominating Committee of the New York Stock Exchange and past Chair of the Regional Firms Committee of the SIA. He has also served on the Board of Trustees of the University of Kentucky in various capacities (Vice Chair and Chair of the Finance Committee) and also as Chair of an Investment Committee for a hospital group with investable assets totaling in excess of $1.2 Billion.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the executive officers of Wound Management.

NAME	AGE	POSITION
Deborah Jenkins Hutchinson	57	President
Darren Stine	45	Chief Financial Officer
Cathy Bradshaw	62	President of WCI

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

Section 16(a) Beneficial Ownership Compliance  Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports with the SEC of ownership and changes in ownership of our common stock and other equity securities of the Company. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, during the fiscal year ended December 31, 2015, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions Mr. James Stuckert had a delinquent Form 4 filing on March 28, 2016 for an issuance of 1,786 shares of Series C Preferred Stock that occurred on December 14, 2015; Mr. Howell had a delinquent Form 4 filing on March 28, 2016 for an issuance of 1,786 shares of Series C Preferred Stock that occurred on December 14, 2015; Mr. Stuckert had a delinquent Form 4 filing on September 29, 2015 for issuance of 1,786 shares of Series C Preferred Stock that occurred on July 31, 2015; Mr. Howell had a delinquent Form 4 filing on September 29, 2015 for an issuance of 1,786 shares of Series C Preferred Stock that occurred on July 31, 2015; Mr. Stuckert had a delinquent Form 3 filing on June 23, 2015, for an issuance of 33,170 shares of Series C Preferred Stock and 2,900,000 shares of Common Stock that occurred on May 19, 2015; and Mr. Howell had a delinquent Form 3 filing on June 23, 2015, for an issuance of 19,494 shares of Series C Preferred Stock that occurred on May 18, 2015.

Independent Directors

The Board consists of four non-management directors, all of whom are "independent", as defined under the NASDAQ’s listing standards.

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

Our Board leadership structure is commonly utilized by other public companies in the United States, and we believe that it is effective for us. This leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among the President and the Chief Financial Officer and the independent directors. Of the four members of our Board, all are independent from management.

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

Meeting Attendance

During the fiscal year ended December 31, 2015, the Board of Directors held 4 meetings.  During 2015, each director once appointed attended all Board meetings (no director attended fewer than 75% of the meetings), and no directors received any compensation in 2015 for service to Wound Management in their role as director.  See “Executive Compensation—Director Compensation.”  Wound Management encourages, but does not require, directors to attend the annual meeting of shareholders; however, such attendance allows for direct interaction between shareholders and members of the Board of Directors.

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

All such communications will be reviewed initially by the Company Secretary. The Company Secretary will forward to the appropriate director(s) all correspondence, except for items of the following nature:

  •   advertising;
  •   promotions of a product or service;
  •   patently offensive material; and
  •   matters completely unrelated to the Board’s functions, Company performance, Company policies or that could not reasonably be expected to affect the Company’s public perception.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Lutz, Jr (a)	2014 2015	150,000 138,068	- -	- -	- -	- -	- -	- -	150,000 138,068
Deborah J. Hutchinson (b)	2014 2015	150,000 150,000	- -	- -	- -	- -	- -	- -	150,000 150,000
Darren Stine (c)	2014 2015	94,416 118,333	- -	60,000 15,000	-	-	-	-	154,416 133,333
Cathy Bradshaw (d)	2014 2015	120,000 120,000	- -	- -	- -	- -	- -	- -	120,000 120,000

Notes to Summary Compensation Table

(a)       Mr. Robert Lutz Jr. resigned as CEO and Chairman of the Board effective November 30, 2015.

(b)       Ms. Deborah J. Hutchinson was appointed as the Company’s President effective October 16, 2013.

(c)       Mr. Darren Stine was appointed as the Company’s Chief Financial Officer effective March 17, 2014.

(d)       Ms. Cathy Bradshaw is the President of WCI and, because the primary focus of the Company has been concentrated within this subsidiary, her compensation has been included in this Executive Compensation disclosure.

Employment Agreements

None of our executive officers or employees listed above has an employment agreements or change in control agreements with the Company or its subsidiaries and there are no verbal agreements with any of these executives or other employees regarding their employment or compensation.

In March of 2014, Mr. Darren Stine received a grant of 500 shares of Series D Preferred Stock, which shares will vest in equal tranches over three years.

In March of 2015, Mr. Darren Stine received a grant of 250,000 shares of common stock, which were vested immediately upon his anniversary date.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  In the year 2015, the Company did not issue any equity compensation to the members of its Board of Directors in respect of their service thereon. In the future we might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards at December 31, 2015 for our named executive officers.  We do not currently have an equity incentive plan; therefore, these columns have been omitted from the following table.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Dr. Philip J. Rubinfeld	18,750	—	0.15	9/11/2017	—	—
Deborah J. Hutchinson	18,750	—	0.15	9/11/2017	—	—
John Feltman	-	—			—	—
Darren Stine (1)	-	—			333,333	13,750
Cathy Bradshaw (2)	200,000	—	0.15	8/17/2017	333,333	18,315
	237,500	—			666,666	32,065

Footnotes to Outstanding Equity Awards table:
(1)

Mr. Stine was issued 500 shares Series D Preferred Stock pursuant to a restricted stock agreement on 3/6/14, which shares vest over a 3-year period.  On September 3, 2014, the outstanding shares of Series D preferred stock were automatically converted into common shares.

(2)
Ms. Bradshaw’s 200,000 stock purchase options issued on 8/17/2012 vest over a 3-year period beginning on the first anniversary of issuance.  Additionally, Ms. Bradshaw was issued 1,000 shares Series D Preferred Stock pursuant to a restricted stock agreement on 11/13/13, which shares vest over a 3-year period. On September 3, 2014, the outstanding shares of Series D preferred stock were automatically converted into common shares.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2016 the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 29, 2016:  (a) there were  and 108,373,720 shares of common stock issued and outstanding, respectively, with 4,089 shares held as treasury stock, (b) 81,360 shares of Series C Preferred Stock issued and outstanding.

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

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Araldo A. Cossutta (1) 920 5th Ave New York, NY 10021	6,277,000	5.79%	—	—
Applied Nutritionals, LLC 1890 Bucknell Drive, Bethlehem, PA 18015	6,000,000	5.54%	—	—
Array Capital Management, LLC 255 E49th St., Suite 25E New York, NY 10017	2,000,000	1.85%	—	—

	Common Stock		Preferred Stock
Officers and Directors:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
James W Stuckert TTEE (2) James W. Stuckert Rev TR 500 W. Jefferson St. Louisville, KY 40202	13,481,755	12.44%	37,813	46.48%
Robert Lutz, Jr. (3)	6,250,000	5.77%	3,257	4.00%
S. Oden “Denny” Howell Jr. (4)	250,000	0.23%	24,137	29.67%
Dr. Philip J. Rubinfeld (5)	468,750	0.43%	1,723	2.12%
Cathy Bradshaw (6)	1,116,700	1.03%	—	—
Deborah J. Hutchinson (7)	2,268,750	2.09%	—	—
John Siedhoff	7,000,000	6.46%	—	—
Darren Stine	416,667	0.38%	—	—
All directors and executive officers as a group (8 persons)	31,252,622	28.84%	66,930	82.26%

(1)	Reflects 127,000 shares issuable upon the exercise of warrants and/or options.
(2)
Mr. James W. Stuckert may be deemed to beneficially own 1,400,000 shares held by Diane V Stuckert Rev TR of which Mr. Stuckert’s wife is the trustee. Also reflects 270,000 shares issuable upon the exercise of warrants and/or options.

(3)
Mr. Robert Lutz Jr. may be deemed to beneficially own 250,000 shares of stock held by his wife. Ownership of Preferred Stock includes 3,257 shares of Series C Preferred Stock.  Mr. Lutz resigned as CEO and Chairman of the Board November, 30, 2015.

(4)	Reflects 250,000 shares issuable upon the exercise of warrants and/or options..
(5)	Reflects 118,750 shares issuable upon the exercise of warrants and/or options. Ownership of Preferred Stock includes 1,723 shares of Series C Preferred Stock
(6)	Reflects 200,000 shares issuable upon the exercise of warrants and/or options.
(7)	Reflects 18,750 shares issuable upon the exercise of warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In Addition to the officer and director compensation arrangements disclosed herein, the Company was involved in the following transactions with related parties during fiscal years 2014 or 2015.

Funds are advanced to the Company from various related parties, including shareholders fund the Company as necessary to meet working capital requirements and expenses.

In September of 2014, Mr. Araldo Cossutta, holder of a note payable in the principal amount of $75,000, stepped down from his position on the board of directors. In October of 2014, the note payable to MAH Holding, LLC in the principal amount of $40,620 was acquired by an unrelated third party and settled on October 1, 2015.  As a result, Mr. Cossutta’s $75,000 note and accrued interest of $32,200 for year ended December 31, 2014 and $45,887 for year ended December 31, 2015 and the MAH Holding note of $40,620 and accrued interest of $14,861 for year ended December 31, 2014 and $0 for year ended December 31, 2015 are presented as unrelated party notes payable in 2014 and 2015.

In June of 2015, Mr. S Oden Howell, Jr. was elected to the Board of Directors. Mr. Howell in June of 2015 is the holder of a convertible notes payable in the principle amount of $600,000 and accrued interest of $32,877 through year end December 31, 2015.

In September of 2015, Mr. James Stuckert was elected to the Board of Directors. Mr. Stuckert in June of 2015 is the holder of a convertible notes payable in the principle amount of $600,000 and accrued interest of $32,877 through year end December 31, 2015.

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2015:

Related party	Nature of relationship	Terms of the agreement	Principal amount	Accrued Interest
S. Oden Howell Revocable Trust (“HRT”)	Mr. S. Oden Howell, Jr. became a member of the Board of Directors in June of 2015.	See “June 15, 2015 Convertible Promissory Note”.	600,000	32,877

James W. Stuckert Revocable Trust (“SRT)	Mr. James Stuckert became a member of the Board of Directors in September of 2015.	See “June 15, 2015 Convertible Promissory Note”.	600,000	32,877
Total			$1,200,000	$65,754

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We engaged MaloneBailey, LLP to conduct our audits for the years ended December 31, 2015 and December 31, 2014, and our audit fees for services performed were $51,500 and $50,000 respectively.

 Tax Fees. Pritchett, Siler & Hardy, P.C., our tax fees for services performed for the years ended December 31, 2015 and December 31, 2014, were $12,532 and $14,319, respectively.

All Other Fees.  The aggregate fees billed by Pritchett, Siler & Hardy, P.C. and MaloneBailey LLP for other services, exclusive of the fees disclosed above relating to financial statement audit and audit-related services and tax compliance, advice or planning, for the years ended December 31, 2014 and 2015, was $0.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES1

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

10.2
First Amendment to Shipping and Consulting Agreement dated September 19, 2013, by and between WDH, LLC and Wound Management Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Form 8-K filed June 5, 2015)

10.3
Term Loan Agreement dated June 15, 2015 by and among Wound Management Technologies, Inc., Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., The James W. Stuckert Revocable Trust and The S. Oden Howell Revocable Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.4
Senior Secured Convertible Promissory Note dated June 15, 2015  in Favor of The James W. Stuckert Revocable Trust (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.5
Senior Secured Convertible Promissory Note dated June 15, 2015 in Favor of The S. Oden Howell Revocable Trust (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.6
Exchange Agreement dated June 26, 2015, by and between Wound Management Technologies, Inc. and Tonaquint, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed August 17, 2015)

10.7
Convertible Promissory Note dated June 26, 2015 by and between Wound Management Technologies, Inc. and Tonaquint, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed August 17, 2015)

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

Signature	Date
WOUND MANAGEMENT TECHNOLOGIES, INC. By: /s/ Darren Stine Darren Stine Chief Financial Officer	April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deborah J. Hutchinson	President (Principal Financial Officer)	April 14, 2016
Deborah J. Hutchinson

/s/ Darren Stine	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2016
Darren E. Stine

/s/ Dr. Philip J. Rubinfeld	Director	April 14, 2016
Dr. Philip J. Rubinfeld

/s/ James W. Stuckert	Director	April 14, 2016
James W. Stuckert

/s/ Mr. John Siedhoff	Director	April 14, 2016
John Siedhoff

/s/ S. Oden Howell, Jr.	Director	April 14, 2016
S. Oden Howell, Jr.