Form 10-Q
period 2016-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2016-05-16
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

As of May 15, 2016, 108,373,242 shares of the Issuer's $.001 par value common stock were issued and 108,377,331 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2016.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2015.

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

On February 17, 2016, the company announces receiving 510(k) clearance for ROP Bone Hemostasis Material (resorbable bone wax) to be named HemaQuell.

Management Letter

Wound Management Technologies, Inc. is pleased to report for the first time in the history of the company a net income.  The Net Income amounted to $90,275 in the first quarter of 2016.  To obtain this milestone, revenues were $1,095,223 for the first quarter of 2016, a gain of approximately 55% from $707,469 over the previous quarter of 2015. Approximately 95% of revenues were from CellerateRX product line and the other 5% of revenue occurred in royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP).

The CellerateRX first quarter revenues increased as the result of developing and carrying out our strategic initiatives with expanding our surgical product sales, developing our sales force and continued sales to existing customers (i.e. Hospitals, Long Term Care, Physicians, DME and Wound Care Clinics) along with establishing new accounts.  Our Regional Sales Managers are working closely with our distributors to increase our customer base. We are also increasing our market presence with focused product websites and continuing case studies by key opinion leaders.

ROP received FDA 510(k) clearance for ROP Bone Hemostasis Material (resorbable bone wax) on February 17, 2016. The product has been named HemaQuell. We are now finalizing the product, marketing materials and manufacturing for first cases by June or July, with a market launch to follow.

In closing, Wound Management Technologies is well positioned to execute on its strategic growth initiatives with a solid go-to-market plan in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in a full time sales force along with the sales and marketing of CellerateRX ® product and the emergence of HemaQuell™.

Results of Operations

For the three months ended March 31, 2016, compared with the three months ended March 31, 2015:

Revenues.  The Company generated revenues for the three months ended March 31, 2016, of $1,095,223, as compared to revenues of $1,013,987 for the three months ended March 31, 2015, or 8% increase in revenues.  The increase in revenues is the result of an expanded salesforce and the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers. Additionally, the Company has recorded $50,250 in royalty revenue from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold.  Cost of goods sold for the three months ended March 31, 2016, was $190,643, as compared to costs of goods sold of $217,086 for the three months ended March 31, 2015, or a 12% decrease. The cost of goods sold decreased as a result of changing the mix of clinical sales as compared to surgical sales which have more positive margins.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2016, were $746,401, as compared to G&A expenses of $878,043 for the three months ended March 31, 2015, or a 15% decrease in G&A expenses. G&A expenses decreased as the Company decreased legal and terminated the Shipping and Marketing Agreement in September of 2015.

Interest expense. Interest expense was $48,625 for the three months ended March 31, 2016, as compared to $37,683 for the three months ended March 31, 2015, or an increase of 29%.  The Company incurred additional interest expense as the result of converting warrants to an interest bearing notes payable.

Net income/loss. We had a net income for the three months ended March 31, 2016 of $90,275, as compared to a net loss of $133,396 for the three months ended March 31, 2015. The Company was able to capitalize on focusing on increasing sales and reducing general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $1,306,764, including cash of $283,322 and inventories of $541,527.  As of December 31, 2015, our current assets of $1,268,170 included cash of $182,337 and inventories of $409,778.

As of March 31, 2016, we had total current liabilities of $1,198,175 including $553,800 of notes payable and convertible notes payable due to related party. Our current liabilities also include $93,750 of current year royalties payable.  As of December 31, 2015, our current liabilities of $1,459,094 included $614,700 of notes payable and convertible notes payable due to related party and prior year accrued royalties payable of $323,062.

As of March 31, 2016, our current liabilities also included derivative liabilities of $276 related to 910,000 of the 9,736,844 outstanding stock purchase warrants.  At December 31, 2015, our derivative liabilities totaled $310 to 910,000 of the 9,736,844 outstanding stock purchase warrants.

For the three months ended March 31, 2016, net cash used in operating activities was $136,219 compared to $179,064 used in the first three months of 2015.

In the three months ended March 31, 2016, net cash used in investing activities was $702 compared to $708 used in the first three months of 2015.

Historically, we have financed our operations primarily from the sale of debt and equity securities. In the three months ended March 31, 2016, net cash provided in financing activities was $237,906. For the three months ended March 31, 2015, financing activities used $2,025.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2016, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Commitments

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2015 was $323,062. These prior year royalties were paid in full in March of 2016.  As of March 31, 2016, the balance of accrued royalties for the current year is $93,750.

ITEM 2.  FINANCIAL STATEMENTS

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$283,322	$182,337
Accounts Receivable, net of allowance for bad debt of $16,880 and $20,388	416,471	251,546
Royalty Receivable	50,250	201,000
Inventory, net of allowance for obsolescence for $2,254 and $150,135	541,527	409,778
Prepaid and Other Assets	15,194	114,009
Total Current Assets	1,306,764	1,158,670

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $33,873 and $31,477	40,069	41,762
Intangible Assets, net of accumulated depreciation of $331,701 and $318,944	178,609	191,366
Total Long-Term Assets	218,678	233,128

TOTAL ASSETS	$1,525,442	$1,391,798

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$196,735	$222,351
Accounts Payable - Related Parties	32,203	21,099
Accrued Royalties and Dividends	93,750	323,062
Current Lease Obligation	4,504	4,504
Accrued Interest	316,907	273,068
Derivative Liabilities	276	310
Notes Payable	443,800	444,700
Convertible Notes Payable	110,000	170,000
Total Current Liabilities	1,198,175	1,459,094

LONG-TERM LIABILITIES
Convertible Notes Payable - Related Parties	1,200,000	1,200,000
Capital Lease Obligation	2,779	3,973
Total Long-Term Liabilities	1,202,779	1,203,973

TOTAL LIABILITIES	2,400,954	2,663,067

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 81,360 issued and outstanding as of March 31, 2016 and 80,218 issued and outstanding as of December 31, 2015	835,020	802,180
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 108,377,331 issued and 108,373,242 outstanding as of March 31, 2016 and 107,274,559 issued and 107,270,470 outstanding as of December 31, 2015	108,373	107,274
Additional paid-in capital	44,886,864	44,615,321
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(46,693,730)	(46,784,005)
Total Stockholders' Deficit	(875,512)	(1,271,269)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,525,442	$1,391,798

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended
	March 31
	2016	2015

REVENUES	$1,095,223	$1,013,987

COST OF GOODS SOLD	190,643	217,086

GROSS PROFIT	904,580	796,901

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	746,401	878,043
Depreciation / Amortization	15,154	14,889
Bad Debt Expense	4,159	-
INCOME (LOSS) FROM CONTINUING OPERATIONS:	138,866	(96,031)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liability	34	309
Other Income	-	9
Interest Expense	(48,625)	(37,683)

NET INCOME (LOSS)	90,275	(133,396)

Series C Preferred Stock Dividends	(73,269)	(63,478)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$17,006	$(196,874)

Basic and diluted income (loss) per share of common stock	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	107,974,738	106,695,782

Weighted average number of common shares outstanding, diluted	108,600,904	106,695,782

The accompanying notes are an integral part of these consolidated financial statements.

 WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$90,275	$(133,396)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	15,153	14,889
Bad debt expense	4,159	2,047
Inventory obsolescence	-	132
Common stock issued for services	5,482	32,779
(Gain) loss on change in fair value of derivative liabilities	(34)	(309)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(169,084)	(36,162)
(Increase) decrease in royalities receivable	150,750	-
(Increase) decrease in inventory	(131,750)	57,212
(Increase) decrease in prepaids and other assets	98,815	(8,082)
Increase (decrease) in accrued royalties and dividends	(229,312)	(230,536)
Increase (decrease) in accounts payable	(25,616)	84,679
Increase (decrease) in accounts payable, related parties	11,104	-
Increase (decrease) in accrued interest payable	43,839	37,683
Net cash flows used in operating activities	(136,219)	(179,064)

Cash flows from investing activities:
Purchase of property and equipment	(702)	(708)
Net cash flows used in investing activities	(702)	(708)

Cash flows from financing activities:
Payments on capital lease obligation	(1,194)	(1,125)
Payments on debt	(60,900)	(900)
Cash proceeds from sale of series C preferred stock	300,000	-
Net cash flows provided by (used in) financing activities	237,906	(2,025)

Net increase (decrease) in cash	100,985	(181,797)
Cash and cash equivalents, beginning of period	182,337	523,441
Cash and cash equivalents, end of period	$283,322	$341,644

Cash paid during the period for:
Interest	$2,420	$-
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	$99	$1,036
Common stock issued for conversion of Series C Preferred Stock	10,000	3,570
Issuance of vested stock	-	333

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc.  The accompanying unaudited consolidated balance sheet as of March 31, 2016 and unaudited consolidated statements of operations for the three months ended March 31, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.  These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2015, and December 31, 2014, included in the Company’s Annual Report on Form 10-K.  The accompanying consolidated balance sheet as of December 31, 2015, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

At March 31, 2016, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants.  The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input.  The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income (loss) per share when the effect is dilutive. Basic income (loss) per share is computed by dividing loss available to common stockholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the outstanding warrants for the three months ended March 31, 2016 and 2015 was 626,166 and -0- shares, respectively. The outstanding convertible preferred stock and convertible notes were excluded from the calculation of dilutive income (loss) per share as their effect would have been antidilutive.

NOTE 2 - GOING CONCERN

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

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2016, the Company paid a total of $900 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the three months ended March 31, 2016, the Company paid a total of $60,000 to Tonaquint, Inc. as part of the outstanding convertible note in the original amount of $170,000.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00.  The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon.  Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate.  Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of March 31, 2016 and December 31, 2015, there were 83,503 and 80,218 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock.  Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2016 and December 31, 2015, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock.  Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2016 and December 31, 2015, there are no shares of Series E Preferred Stock issued and outstanding.

During the three months ended March 31, 2016, the Company sold an aggregate of 4,285 shares of Series C preferred stock for cash proceeds of $300,000.

On January 29, 2016, the Company issued 1,098,904 common shares in exchange for the conversion of 1,000 Series C preferred stock and dividends earned.

The Series C preferred stock earned dividends of $73,269 and $63,478 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, no Series C preferred stock dividends have been declared.

Common Stock

During three months ended March 31, 2016, the Company recorded an aggregate of $5,482 of stock-based compensation related to the amortization of previously granted stock awards to employees and nonemployees.

Warrants

A summary of the status of the warrants granted for the three months ended March 31, 2016, and changes during the period then ended is presented below:

For the Three Months Ended March 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,736,844	$0.19
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	9,736,844	$0.19

	As of March 31, 2016			As of March 31, 2016
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	2.5	$0.06	4,500,000	$0.06
0.075	550,000	1.9	0.08	550,000	0.08
0.09	625,000	2.0	0.09	625,000	0.09
0.15	1,571,300	1.4	0.15	1,571,300	0.15
0.44	1,515,544	0.4	0.44	1,515,544	0.44
0.60	975,000	0.5	0.60	975,000	0.60
$0.06-0.60	9,736,844	1.7	$0.19	9,736,844	$0.19

The aggregate intrinsic value of the exercisable warrants as of March 31, 2016 was $0.

Stock Options

A summary of the status of the stock options granted for the three month period ended March 31, 2016, and changes during the period then ended is presented below:

For the Three Months Ended March 31, 2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	1,093,500	$0.15

	As of March 31, 2016			As of March 31, 2016
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1.40	0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1.40	0.15	943,500	$0.15

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

The aggregate intrinsic value of the exercisable options as of March 31, 2016 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification.  Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2015, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock.  As of March 31, 2016, only 910,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

		Fair Value Measurement at March 31, 2016
Liabilities:	Carrying Value at March 31, 2016	Level 1	Level 2	Level 3
Warrant derivative liabilities	$276	$-	$-	$276
Total	$276	$-	$-	$276

		Fair Value Measurement at December 31, 2015
Liabilities:	Carrying Value at December 31, 2015	Level 1	Level 2	Level 3
Warrant derivative liabilities	$310	$-	$-	$310
Total	$310	$-	$-	$310

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	0% to 117%
Risk free interest rate	0.13% to 0.25%
Expected life (years)	0.58 to 1.32

The following table sets forth the changes in the fair value of derivative liabilities for the three months ended March 31, 2016:

Balance, December 31, 2015	$(310)
Gain on change in fair value of derivative liabilities	34
Balance, March 31, 2016	$(276)

The aggregate gain on derivative liabilities for the three months ended March 31, 2016 was $34.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable.  The royalty is paid to Barry Constantine whom holds the positon of Director of R&D.

In June of 2015, Mr. S Oden Howell, Jr. was elected to the Board of Directors. Mr. Howell in June of 2015 is the holder of a convertible notes payable in the principle amount of $600,000 and accrued interest at 8% per annum compounded.

In September of 2015, Mr. James Stuckert was elected to the Board of Directors. Mr. Stuckert in June of 2015 is the holder of a convertible notes payable in the principle amount of $600,000 and accrued interest at 8% per annum compounded.

NOTE 7 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375.  The Company recorded an asset of $13,512 and a capital lease obligation of $13,512.  Aggregate payments under the lease were $1,125 for the three months ended March 31, 2016. At March 31, 2016 a total lease liability of $7,283 remained.  Of that, $4,504 will be due in the next 12 months.

NOTE 8 - SUBSEQUENT EVENTS

On April 25, 2016, Wound Management Technologies, Inc. (the “Company”) and John Siedhoff, a member of the Company’s Board of Directors, entered into a Consulting Agreement  (the “Agreement”), pursuant to which Mr. Siedhoff will provide certain consulting services to the Company for a payment of $200,000 followed by monthly compensation of $15,000 thereafter.

On April 26, 2016, Wound Management Technologies, Inc. (the “Company”), Evolution Venture Partners, LLC (“EVP”) and Middlebury Securities, LLC (“Middlebury”, and together with EVP, “Service Provider”) entered into a Letter Agreement  (the “Agreement”), pursuant to which Service Provider will serve as the Company’s exclusive strategic advisor in connection with potential financing and strategic transactions. The Agreement has a term of one year (with an automatic six-month renewal term) and provides for:

•	A $60,000 consulting fee payable upon execution of the Agreement, refundable only upon cancellation of the Agreement by EVP during the initial one-year term.
•	A success fee in an amount equal to 5% of the transaction value of any strategic transaction.
•	A selling fee equal to 3% of the gross proceeds of any debt financing transaction or 5% of the gross proceeds of any equity financing transaction.
•
As described in further detail under Item 3.02 below, the issuance to EVP of a warrant (the “Warrant”) for the purchase of 60,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.12 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2016. The securities bear a restrictive legend and no advertising or public solicitation was involved. The Company did not purchase any of its own securities during the quarter ended March 31, 2016.

As further described in Part I – Financial Information “Notes to Unaudited Condensed Consolidated Financial Statements” filed herewith:

On February 9, 2016, the Company issued an aggregate of 2,142 shares of Series C Preferred Stock for cash proceeds of $150,000.

On March 30, 2016, the Company issued an aggregate of 2,143 shares of Series C Preferred Stock for cash proceeds of $150,000.

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

May 16, 2016	By:	/s/ Darren E. Stine
Darren E. Stine,
Chief Financial Officer