Form 10-Q
period 2016-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2016-08-11
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 11, 2016, 108,540,387 shares of the Issuer's $.001 par value common stock were issued and 108,536,298 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2016

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
The following discussion and analysis of our financial condition is as of June 30, 2016.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2015.
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

ROP received FDA 510(k) clearance for ROP Bone Hemostasis Material (resorbable bone wax) on February 17, 2016. The product has been named HemaQuell.
Management Letter
Wound Management Technologies, Inc. is pleased to report continued growth for the second quarter of 2016. 2016 sales were up 69% over Q2 2015 and 2016 year-to-date sales were up 34% compared to the same periods in 2015.

Revenues were approximately $1,257,928 for the three months ended June 30, 2016 up from $745,117 for the same period in 2015. Year-to-date revenues were approximately $2,353,151 for the six months ended June 30, 2016 up from $1,759,104 for the same period in 2015. This increase of approximately $594,047 is a result of sales and management team efforts.

Strategic growth initiatives of the board included a onetime non-cash expense of $758,665 for warrant issue and a onetime cash expense of $260,000 for professional fees, resulting in a net Loss of $922,437 for the three months ended June 30, 2016. These strategic initiatives also include ongoing consulting relationships. Net income of $96,228 would have been realized without strategic onetime expenses for the three months ended June 30, 2016, and followed the $90,275 net Income for the prior three months ended March 31, 2016.

Cost of goods sold decreased by 9%, down from 26% in the 2nd quarter of 2015, to 17% for the same period in 2016.
Year-to-Date cost of goods sold decreased by 7%, down from 24% for the six months ended June 30, 2015, to 17% for the same period in 2016.

Approximately 96% of revenues were from CellerateRX product line and the other 4% of revenue occurred in royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP).

The CellerateRX revenues continue to increase as the result of developing and carrying out our strategic initiatives with expanding our surgical product sales, developing our sales force and continued sales to existing customers along with establishing new accounts. We are also increasing our market presence with focused product websites and continuing case studies by key opinion leaders.

Since receiving FDA 510(k) clearance in February, ROP finalized packaging materials and manufacturing for HemaQuell (resorbable bone wax) and Innovate OR has prepared initial marketing materials to launch this new product.

In closing, Wound Management Technologies continues to be well positioned to execute on our strategic growth initiatives with a solid go-to-market plan in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in strategic growth, sales, marketing and clinical support for CellerateRX ® and HemaQuell™.
Results of Operations
For the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015:
Revenues.  The Company generated revenues for the three months ended June 30, 2016, of $1,257,928, as compared to revenues of $745,117 for the three months ended June 30, 2015, or 69% increase in revenues. The Company generated revenues for the six months ended June 30, 2016, of $2,353,151, as compared to revenues of $1,759,104 for the six months ended June 30, 2015, or a 34% increase in revenues. The increase in revenues is the result of an expanded salesforce and the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers. Additionally, the Company has recorded $50,250 in royalty revenue for the three months ended June 30, 2016, and $100,665 in royalty revenue for the six months ended June 30, 2016 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2016, was $210,232, as compared to costs of goods sold of $205,350 for the three months ended June 30, 2015, or a 2% increase. Cost of goods sold for the six months ended June 30, 2016, was $400,875, as compared to costs of goods sold of $422,436 for the six months ended June 30, 2015, or a 5% decrease. The cost of goods sold increased as a result of changing the mix of clinical sales as compared to surgical sales which have more positive margins.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2016, were $1,935,866, as compared to G&A expenses of $868,058 for the three months ended June 30, 2015, or a 123% increase in G&A expenses. G&A expenses for the six months ended June 30, 2016, were $2,682,267, as compared to G&A expenses of $1,746,100 for the six months ended June 30, 2015, or a 54% increase in G&A expenses. G&A expenses increased due to increased commissions as a result of increased sales, entering into two consulting agreements which included one-time fees of $260,000 and the issuance of 12 million common stock warrants  valued at $758,665 as the result of executing the consulting agreement with Evolution Venture Partners.

Interest expense. Interest expense was ($41,631) for the three months ended June 30, 2016, as compared to $40,037 for the three months ended June 30, 2015. Interest expense was $90,256 for the six months ended June 30, 2016, as compared to $77,720 for the six months ended June 30, 2015. This change was due to amending several notes and recapturing previous expensed interest expense.

Net income/loss. We had a net loss for the three months ended June 30, 2016 of $922,437, as compared to a net loss of $582,320 for the three months ended June 30, 2015. We had a net loss for the six months ended June 30, 2016 of $832,162, as compared to a net loss of $715,716 for the six months ended June 30, 2015. The Company incurred additional expenses in the second quarter of 2016 due to the signing of two consulting agreements which provided for cash payments and warrants being issued.

Liquidity and Capital Resources
As of June 30, 2016, we had total current assets of $1,365,230, including cash of $224,889 and inventories of $495,576. As of December 31, 2015, our current assets of $1,158,670 included cash of $182,337 and inventories of $409,778.
As of June 30, 2016, we had total current liabilities of $1,250,934 including $492,900 of notes payable and convertible notes payable due to related party. Our current liabilities also include $161,830 of current year royalties payable. As of December 31, 2015, our current liabilities of $1,459,094 included $614,700 of notes payable and convertible notes payable due to related party and prior year accrued royalties payable of $323,062.
As of June 30, 2016, our current liabilities also included derivative liabilities of $223 related to 10,000 of the 21,736,844 outstanding stock purchase warrants. At December 31, 2015, our derivative liabilities totaled $310 to 410,000 of the 9,736,844 outstanding stock purchase warrants.
For the six months ended June 30, 2016, net cash used in operating activities was $282,581 compared to $601,312 used in the first six months of 2015.
In the six months ended June 30, 2016, net cash used in investing activities was $703 compared to $707 used in the first six months of 2015.
Historically, we have financed our operations primarily from the sale of debt and equity securities. In the six months ended June 30, 2016, net cash provided in financing activities was $325,836. For the six months ended June 30, 2015, financing activities provided $443,075.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For the period ended June 30, 2016, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Commitments
Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2015 was $323,062. These prior year royalties were paid in full in March of 2016. As of June 30, 2016, the balance of accrued royalties for the current year is $161,830.

ITEM 2.                                                                              FINANCIAL STATEMENTS
WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015
(UNAUDITED)

ASSETS	June 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash	$224,889	$182,337
Accounts Receivable, net of allowance for bad debt of $15,264 and $20,388	494,795	251,546
Royalty Receivable	50,250	201,000
Inventory, net of allowance for obsolescence for $2,131 and $150,135	495,576	409,778
Prepaid and Other Assets	99,720	114,009
Total Current Assets	1,365,230	1,158,670

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $36,280 and $31,477	37,661	41,762
Intangible Assets, net of accumulated depreciation of $344,459 and $318,944	165,851	191,366
Total Long-Term Assets	203,512	233,128

TOTAL ASSETS	$1,568,742	$1,391,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable, net of interest payable royalties $9,789 and $0	$250,649	$222,351
Accounts Payable - Related Parties	7,628	21,099
Accrued Royalties and Dividends	161,830	323,062
Current Lease Obligation	4,504	4,504
Accrued Interest	333,200	273,068
Derivative Liabilities	223	310
Notes Payable	442,900	444,700
Convertible Notes Payable	50,000	170,000
Total Current Liabilities	1,250,934	1,459,094

LONG-TERM LIABILITIES
Convertible Notes Payable - Related Parties	1,200,000	1,200,000
Capital Lease Obligation	1,609	3,973
Total Long-Term Liabilities	1,201,609	1,203,973

TOTAL LIABILITIES	2,452,543	2,663,067

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 85,646 issued and outstanding as of June 30, 2016 and 80,218 issued and outstanding as of December 31, 2015	856,460	802,180
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 108,540,387 issued and 108,536,298 outstanding as of June 30, 2016 and 107,274,816 issued and 107,270,727 outstanding as of December 31, 2015	108,540	107,274
Additional paid-in capital	45,779,405	44,615,321
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,616,167)	(46,784,005)
Total Stockholders' Deficit	(883,801)	(1,271,269)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,568,742	$1,391,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

REVENUES	$1,257,928	$745,117	$2,353,151	1,759,104

COST OF GOODS SOLD	210,232	205,350	400,875	422,436

GROSS PROFIT	1,047,696	539,767	1,952,276	1,336,668

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	1,935,866	868,058	2,682,267	1,746,100
Depreciation / Amortization	15,165	14,900	30,319	29,790
Bad Debt Expense	468	-	4,627
INCOME (LOSS) FROM CONTINUING OPERATIONS:	(903,803)	(343,191)	(764,937)	(439,222)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liability	53	(791)	87	(482)
Other Income	-	6	-	15
Loss on Issuance of Debt for Warrants		(198,307)		(198,307)
Debt Forgiveness	22,944	-	22,944	-
Interest Expense	(41,631)	(40,037)	(90,256)	(77,720)

NET LOSS	(922,437)	(582,320)	(832,162)	(715,716)

Series C Preferred Stock Dividends	(65,135)	(64,184)	(138,403)	(127,662)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(987,572)	$(646,504)	$(970,566)	(843,378)

Basic and diluted loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	108,530,751	108,834,726	108,397,112	106,510,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)
	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(832,162)	$(715,716)
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation and amortization	30,319	29,790
Forgiveness of debt	22,944	-
Bad debt expense	4,627	3,437
Common stock issued for services	10,965	69,810
Stock based compensation	758,665	-
(Gain) loss on change in fair value of derivative liabilities	(87)	482
(Gain) loss on issuance of debt for warrants	-	198,307
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(247,876)	66,591
(Increase) decrease in royalities receivable	150,750	(100,500)
(Increase) decrease in inventory	(85,798)	(122,383)
(Increase) decrease in prepaids and other assets	14,289	300
Increase (decrease) in accrued royalties and dividends	(161,232)	(136,786)
Increase (decrease) in accounts payable	14,827	91,189
Increase (decrease) in accrued interest payable	37,188	14,167
Net cash flows used in operating activities	(282,581)	(601,312)

Cash flows from investing activities:
Purchase of property and equipment	(703)	(707)
Net cash flows used in investing activities	(703)	(707)

Cash flows from financing activities:
Payments on capital lease obligation	(2,364)	(1,125)
Borrowings on debt	-	96,000
Payments on debt	(121,800)	(1,800)
Borrowings on convertible debt, to related parties	-	1,200,000
Payments on convertible debt	-	(1,100,000)
Cash proceeds from sale of series C preferred stock	450,000	250,000
Net cash flows provided by financing activities	325,836	443,075

Net increase (decrease) in cash	42,552	(158,944)
Cash and cash equivalents, beginning of period	182,337	523,441
Cash and cash equivalents, end of period	$224,889	$364,497

Cash paid during the period for:
Interest	$7,180	$64,000
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	99	60
Common stock issued for conversion of Series C Preferred Stock	10,000	9,570
Issuance of convertible debt for warrants	-	200,000
Issuance of vested stock	167	333
Forgiveness of related party convertible debt	-	100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2016 and unaudited consolidated statements of operations for the six months ended June 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2015, and December 31, 2014, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2015, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

At June 30, 2016, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input. The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

NOTE 3 – NOTES PAYABLE

During the six months ended June 30, 2016, the Company paid a total of $1,800 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the six months ended June 30, 2016, the Company paid a total of $120,000 to Tonaquint, Inc. as part of the outstanding convertible note in the original amount of $200,000.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00. The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of June 30, 2016 and December 31, 2015, there were 85,646 and 80,218 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2016 and December 31, 2015, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2016 and December 31, 2015, there are no shares of Series E Preferred Stock issued and outstanding.

During the six months ended June 30, 2016, the Company sold an aggregate of 6,428 shares of Series C preferred stock for cash proceeds of $450,000.

On January 29, 2016, the Company issued 1,098,904 common shares in exchange for the conversion of 1,000 Series C preferred stock and dividends earned.

The Series C preferred stock earned dividends of $138,403 and $127,662 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, no Series C preferred stock dividends have been declared.

Common Stock

During six months ended June 30, 2016, the Company recorded an aggregate of $10,965 of stock-based compensation related to the amortization of previously granted stock awards to employees and nonemployees.
Warrants

A summary of the status of the warrants granted for the six months ended June 30, 2016, and changes during the period then ended is presented below:

For the Three Months Ended June 30, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,736,844	$0.19
Granted	60,000,000	0.12
Exercised	-	-
Forfeited	-	-
Expired	(475,000)	(0.60)
Outstanding at end of period	69,261,844	$0.13

	As of June 30, 2016			As of June 30, 2016
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	2.3	$0.06	4,500,000	$0.06
0.075	550,000	1.7	0.08	550,000	0.08
0.09	625,000	1.8	0.09	625,000	0.09
0.12	60,000,000	4.8	0.12	12,000,000	0.12
0.15	1,571,300	1.1	0.15	1,571,300	0.15
0.44	1,515,544	0.1	0.44	1,515,544	0.44
0.60	500,000	0.5	0.60	500,000	0.60
$0.06-0.60	69,261,844	4.4	$0.13	21,261,844	$0.14

The aggregate intrinsic value of the exercisable warrants as of June 30, 2016 was $0.

During April 2016, the Company granted an aggregate of 60,000,000 common stock warrants to a nonemployee for services which vest 20% immediately and in additional increments of 20% based upon the achievement of certain performance conditions including certain financing transactions, strategic transactions and the hiring of certain key employees. The warrants are exercisable at $0.12 per share and have a term of five years. The fair value of the portion of the award without performance conditions was determined to be $758,665 using the Black-Scholes Option Pricing Model and was expensed during the six months ended June 30, 2016.

Stock Options

A summary of the status of the stock options granted for the six month period ended June 30, 2016, and changes during the period then ended is presented below:

For the Six Months Ended June 30, 2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	1,093,500	$0.15

	As of June 30, 2016			As of June 30, 2016
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1.15	0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1.15	0.15	943,500	$0.15

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

The aggregate intrinsic value of the exercisable options as of June 30, 2016 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification. Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2015, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock. As of June 30, 2016, only 10,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

		Fair Value Measurement at June 30, 2016
Liabilities:	Carrying Value at June 30, 2016	Level 1	Level 2	Level 3
Warrant derivative liabilities	$223	$-	$-	$223
Total	$223	$-	$-	$223

		Fair Value Measurement at December 31, 2015
Liabilities:	Carrying Value at December 31, 2015	Level 1	Level 2	Level 3
Warrant derivative liabilities	$310	$-	$-	$310
Total	$310	$-	$-	$310

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	0% to 131%
Risk free interest rate	0.13% to 0.25%
Expected life (years)	0.58 to 1.07

The following table sets forth the changes in the fair value of derivative liabilities for the six months ended June 30, 2016:

Balance, December 31, 2015	$(310)
Gain on change in fair value of derivative liabilities	87
Balance, June 30, 2016	$(223)

The aggregate gain on derivative liabilities for the six months ended June 30, 2016 was $87.

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

In April of 2016, Mr. John Siedhoff, a member of the Company’s Board of Directors, entered into a Consulting Agreement  (the “Agreement”), with the Company. Mr. Siedhoff will provide certain consulting services to the Company for an initial payment of $200,000 in April of 2016 followed by monthly payments of $15,000 thereafter.

NOTE 7 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the lease were $2,364 for the six months ended June 30, 2016. At June 30, 2016 a total lease liability of $6,113 remained. Of that, $4,504 will be due in the next 12 months.

NOTE 8 - COMMITMENTS

On April 26, 2016, the Company, Evolution Venture Partners, LLC (“EVP”) and Middlebury Securities, LLC (“Middlebury”, and together with EVP, “Service Provider”) entered into a Letter Agreement (the “Agreement”), pursuant to which Service Provider will serve as the Company’s exclusive strategic advisor in connection with potential financing and strategic transactions. The Agreement has a term of one year (with an automatic six-month renewal term) and provides for:
· A $60,000 consulting fee payable upon execution of the Agreement, refundable only upon cancellation of the Agreement by EVP during the initial one-year term.
· A success fee in an amount equal to 5% of the transaction value of any strategic transaction.
· A selling fee equal to 3% of the gross proceeds of any debt financing transaction or 5% of the gross proceeds of any equity financing transaction.
· The issuance to EVP of a warrant (the “Warrant”) for the purchase of 60,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.12 per share (see Note 4).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURE
This item is not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
The following documents are filed as part of this Report:

Exhibit No.	Description
4.1	Warrant to Purchase Shares of Common Stock (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 2, 2016).

10.1
Letter Agreement dated April 26, 2016 by and between the Company, Evolution Venture Partners, LLC, and Middlebury Securities, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2016).

10.2	Consulting Agreement dated April 25, 2016 by and between the Company and John Siedhoff (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2016).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

SIGNATURES
    Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

August 11, 2016	By:	/s/ Darren E. Stine
Darren E. Stine,
Chief Financial Officer