Form 10-Q
period 2016-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2016-11-10
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 10, 2016, of the Issuer's $.001 par value common stock 109,689,909 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2016

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
The following discussion and analysis of our financial condition is as of September 30, 2016.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2015.
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
The Company is also pursuing additional product lines through its subsidiary, Resorbable Orthopedic Products, LLC. In September 2009, ROP acquired a patent for resorbable bone wax and bone void filler products, which offer a solution to the problem of bone wound healing in a cost effective manner.  The Company on February 18, 2014 announced the receipt of FDA 510(k) clearance for our submission for the resorbable orthopedic hemostat. In 2011, the Company executed a development and license agreement with BioStructures, LLC to develop products in the field of bone remodeling, based on ROP’s patent for use in the human skeletal system.  This license agreement excludes the fields of 1) a resorbable hemostat (resorbable bone wax), 2) a resorbable orthopedic hemostat (resorbable bone wax) and antimicrobial dressing, and 3) veterinary orthopedic applications. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023.

Management Letter

Wound Management Technologies, Inc. is pleased to report another profitable quarter for 2016 with Net Income of $181,487. Third quarter revenues were $1,409,530, an increase of approximately 56% compared to the third quarter of 2015 whose revenues were $905,615. Approximately 96% of revenues were from the CellerateRX product line and the other 4% of revenue occurred in royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP).

2016 year-to-date revenues were $3,762,681, for the nine months ending September 30, 2016, surpassing 2015 total net revenues of $3,372,188 (sales through the first nine months of 2015 were $2,664,719).

CellerateRX revenues continue to increase as the result of developing and carrying out our strategic initiatives to expand our surgical product sales to new customers, develop our sales force and to continue sales to existing customers. Our Regional Sales Managers are working closely with our with our distributor and representative network to increase awareness and sales. We are also increasing our market presence with continuing case studies by key opinion leaders.

Our newly-cleared HemaQuell™ Resorbable Bone Wax has been used in a few cardiac, spine and orthopedic cases and ROP is now in working with strategic partners for clinical studies. HemaQuell received FDA 510(k) clearance in February of 2016. The Innovate OR, Inc. subsidiary has prepared initial marketing materials for the HemaQuell launch with initial sales anticipated before year end 2016.

In closing, Wound Management Technologies is well positioned to execute on its strategic growth initiatives with a solid go-to-market plan in place and an expanding distribution team.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in the sales and marketing of the CellerateRX ® product and the emergence of HemaQuell™.

Results of Operations
For the three months ended September 30, 2016, compared with the three months ended September 30, 2015:
Revenues.  The Company generated revenues for the three months ended September 30, 2016, 2016, of $1,409,530, as compared to revenues of $905,615 for the three months ended September 30, 2015, or 56% increase in revenues. The increase in revenues is the result of an expanded sales force and the successful implementation of the Company’s strategic plan to continue to introduce our products into hospitals, operating rooms and wound centers. Additionally, the Company has recorded $50,250 in royalty revenue from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2016, was $211,639, as compared to costs of goods sold of $197,117 for the three months ended September 30, 2015, or a 7% increase. The cost of goods sold increased as a result of increase sales and changing the mix of clinical sales as compared to surgical sales which have more positive margins.
General and administrative expenses (“G&A”). G&A expenses for the three months ended September 30, 2016, were $963,738, as compared to G&A expenses of $823,587 for the three months ended September 30, 2015, or a 17% increase in G&A expenses. G&A expenses primarily increased due to increased payroll expenses and consulting fees related to strategic initiatives
Interest expense. Interest expense was $42,433 for the three months ended September 30, 2016, as compared to $47,077 for the three months ended September 30, 2015, or a decrease of 10%. The decrease in interest expense is the result of The Company paying down interest bearing notes.
Net income/loss. We had a net income for the three months ended September 30, 2016 of $181,487, as compared to a net loss of $178,711 for the three months ended September 30, 2015. The Company was able to capitalize on focusing on increasing sales while managing expenses .
Liquidity and Capital Resources
As of September 30, 2016, we had total current assets of $1,608,347, including cash of $442,960 and inventories of $577,340. As of December 31, 2015, our current assets of $1,158,670 included cash of $182,337 and inventories of $409,778.
As of September 30, 2016, we had total current liabilities of $1,298,890 including $442,000 of notes payable. Our current liabilities also include $222,301 of current year royalties payable. As of December 31, 2015, our current liabilities of $1,459,094 included $614,700 of notes payable and convertible notes payable and prior year accrued royalties payable of $323,062.
As of September 30, 2016, our current liabilities also included derivative liabilities of $104 related to 910,000 of the 9,736,844 outstanding stock purchase warrants. At December 31, 2015, our derivative liabilities totaled $310 to 910,000 of the 9,736,844 outstanding stock purchase warrants.
For the nine months ended September 30, 2016, net cash used in operating activities was $10,091 compared to $999,771 used in the first nine months of 2015.
In the nine months ended September 30, 2016, net cash used in investing activities was $3,029 compared to $5,334 used in the first nine months of 2015.
Historically, we have financed our operations primarily from the sale of debt and equity securities. In the nine months ended September 30, 2016, net cash provided in financing activities was $273,743. For the nine months ended September 30, 2015, financing activities provided $680,208.

Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For the period ended September 30, 2016, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Commitments
Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2015 was $323,062. These prior year royalties were paid in full in March of 2016. As of September 30, 2016, the balance of accrued royalties for the current year is $222,301.

ITEM 2.    FINANCIAL STATEMENTS
WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(UNAUDITED)

ASSETS	September 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash	$442,960	$182,337
Accounts Receivable, net of allowance for bad debt of $17,983 and $20,388	531,802	251,546
Royalty Receivable	50,250	201,000
Inventory, net of allowance for obsolescence for $15,631 and $150,135	577,340	409,778
Prepaid and Other Assets	5,995	114,009
Total Current Assets	1,608,347	1,158,670

LONG-TERM ASSETS:
Property Plant and Equipment, net of accumulated depreciation of $38,804 and $31,477	37,463	41,762
Intangible Assets, net of accumulated depreciation of $357,217 and $318,944	153,093	191,366
Total Long-Term Assets	190,556	233,128

TOTAL ASSETS	$1,798,903	$1,391,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable, net of interest payable royalties $9,789 and $0	$257,193	$222,351
Accounts Payable - Related Parties	21,486	21,099
Accrued Royalties and Dividends	222,301	323,062
Current Lease Obligation	4,504	4,504
Accrued Interest	351,302	273,068
Derivative Liabilities	104	310
Notes Payable	442,000	444,700
Convertible Notes Payable	-	170,000
Total Current Liabilities	1,298,890	1,459,094

LONG-TERM LIABILITIES
Convertible Notes Payable - Related Parties	1,200,000	1,200,000
Capital Lease Obligation	415	3,973
Total Long-Term Liabilities	1,200,415	1,203,973

TOTAL LIABILITIES	2,499,305	2,663,067

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 85,646 issued and outstanding as of June 30, 2016 and 80,218 issued and outstanding as of December 31, 2015	856,460	802,180
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 108,543,998 issued and 108,539,909 outstanding as of September 30, 2016 and 107,274,816 issued and 107,270,727 outstanding as of December 31, 2015	108,540	107,274
Preferred Stock Subscription	-	-
Additional paid-in capital	45,781,317	44,615,321
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,434,680)	(46,784,005)
Total Stockholders' Deficit	(700,402)	(1,271,269)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,798,903	$1,391,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$1,409,530	$905,615	$3,762,681	2,664,719

COST OF GOODS SOLD	211,639	197,117	612,514	619,553

GROSS PROFIT	1,197,891	708,498	3,150,167	2,045,166

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative Expenses	963,738	823,587	3,646,005	2,566,251
Depreciation / Amortization	15,282	15,111	45,601	44,900
Bad Debt Expense	2,718	1,709	7,345	5146
INCOME (LOSS) FROM CONTINUING OPERATIONS:	216,153	(131,909)	(548,784)	(571,131)

OTHER INCOME (EXPENSES):
Change in fair value of Derivative Liability	118	272	205	(210)
Other Income	1	3	1	18
Loss on Issuance of Debt for Warrants		-	-	(198,307)
Debt Forgiveness	7,648	-	30,592	-
Interest Expense	(42,433)	(47,077)	(132,689)	(124,797)

NET INCOME/(LOSS)	181,487	(178,711)	(650,675)	(894,427)

Series C Preferred Stock Dividends	(75,031)	(71,181)	(213,435)	(198,843)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$106,456	$(249,892)	$(864,110)	(1,093,270)

Basic loss per share of common stock	$0.00	$(0.00)	$(0.01)	(0.01)

Diluted loss per share of common stock	$0.00	$-	$-	-

Weighted average number of common shares outstanding, basic & diluted	108,539,909	107,349,349	108,397,112	106,720,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(650,675)	$(894,427)
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation and amortization	45,601	44,900
Forgiveness of debt	30,592	-
Bad debt expense	7,345	5,146
Inventory obsolescence	15,631	-
Series D preferred stock issued for services	-	-
Common stock issued for services	12,876	38,314
(Gain) loss on change in fair value of derivative liabilities	(206)	210
(Gain) loss on settlement of liabilities	-	198,307
(Gain) loss on issuance of debt for warrants	758,665	-
Changes in assets and liabilities:		-
(Increase) decrease in accounts receivable	(287,601)	(33,162)
(Increase) decrease in royalities receivable	150,750	(150,750)
(Increase) decrease in inventory	(183,193)	(206,702)
(Increase) decrease in employee advances	-	-
(Increase) decrease in accrued interest receivable	-	-
(Increase) decrease in prepaids and other assets	108,014	300
Increase (decrease) in allowance for uncollectible interest	-	-
Increase (decrease) in accrued royalties and dividends	(100,761)	(72,361)
Increase (decrease) in accounts payable	34,842	7,237
Increase (decrease) in accounts payable related parties	387	-
Increase (decrease) in accrued liabilities	-	-
Increase (decrease) in accrued interest payable	47,642	63,217
Net cash flows used in operating activities	(10,091)	(999,771)

Cash flows from investing activities:
Purchase of property and equipment	(3,029)	(5,334)
Net cash flows used in investing activities	(3,029)	(5,334)

Cash flows from financing activities:
Payments on capital lease obligation	(3,557)	(3,092)
Borrowings on debt	-	96,000
Payments on debt	(172,700)	(12,700)
Borrowings on convertible debt, to related parties	-	1,200,000
Payments on convertible debt	-	(1,100,000)
Cash proceeds from sale of series C preferred stock	450,000	500,000
Proceeds from exercise of warrants	-	-
Cash paid for return of shares	-	-
Net cash flows provided by financing activities	273,743	680,208

Net increase (decrease) in cash	260,623	(324,897)
Cash and cash equivalents, beginning of period	182,337	523,441
Cash and cash equivalents, end of period	$442,960	$198,544

Cash paid during the period for:
Interest	$23,863	$64,894
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	99	60
Common stock issued for conversion of Series C Preferred Stock	10,000	9,570
Issuance of convertible debt for warrants	-	200,000
Issuance of vested stock	167	333
Forgiveness of related party convertible debt	-	100,000
Forgiveness of unrelated party convertible debt	-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. The accompanying unaudited consolidated balance sheet as of September 30, 2016 and unaudited consolidated statements of operations for the three months ended September 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2015, and December 31, 2014, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2015, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of powders, gels and the related packaging supplies. The Company recorded inventory obsolescence expense of $15,631 for the nine months ended September 30, 2016 and $0 at December 31, 2015. The allowance for obsolete and slow moving inventory had a balance of $15,631 for the nine month ended September 30, 2016 and $150,135 at December 31, 2015.

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

At September 30, 2016, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input. The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income (loss) per share when the effect is dilutive. Basic income (loss) per share is computed by dividing loss available to common stockholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the outstanding convertible preferred stock for the three months ended September 30, 2016 was 85,689,772 shares and an adjustment to net income of $75,032. The outstanding options, warrants and convertible notes were excluded from the calculation of dilutive income (loss) per share as their effect would have been antidilutive for the three months ended September 30, 2016.

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

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2016, the Company paid a total of $2,700 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the nine months ended September 30, 2016, the Company paid a total of $175,552 which included 8,552 of interest to Tonaquint, Inc. as part of the outstanding convertible note in the original amount of $200,000.

On July 25, 2016, the Company negotiated the terms of a Secured Subordinated Promissory Note and Dr. Geoff Read, an Individual to amend the payment terms. The principal of the Promissory Note shall be due and payable on July 1, 2017 and the interest on the Note shall not accrue and the total interest to be charged shall be $7,647.88. Monthly payments beginning August 1, 2016 and ending October 1, 2016 are to be $1,000. Beginning November 1, 2016 and ending July 1, 2017 monthly payments are to be $3,294.21.

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

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00. The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of September 30, 2016 and December 31, 2015, there were 85,646 and 80,218 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2016 and December 31, 2015, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2016 and December 31, 2015, there are no shares of Series E Preferred Stock issued and outstanding.

During the nine months ended September 30, 2016, the Company sold an aggregate of 6,428 shares of Series C Preferred Stock for cash proceeds of $450,000.

On January 29, 2016, the Company issued 1,098,904 common shares in exchange for the conversion of 1,000 Series C Preferred Stock and dividends earned.

The Series C Preferred Stock earned dividends of $75,031 and $71,181 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, no Series C Preferred Stock dividends have been declared.

Common Stock

During nine months ended September 30, 2016, the Company recorded an aggregate of $12,876 of stock-based compensation related to the amortization of previously granted stock awards to employees and nonemployees.
Warrants

A summary of the status of the warrants granted for the three months ended September 30, 2016, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,736,844	$0.19
Granted	60,000,000	0.12
Exercised	-	-
Forfeited	-	-
Expired	1,990,544	0.48
Outstanding at end of period	67,746,300	$0.12

	As of September 30, 2016			As of September 30, 2016
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	2.0	$0.06	4,500,000	$0.06
0.075	550,000	1.4	0.08	550,000	0.08
0.09	625,000	1.5	0.09	625,000	0.09
0.12	60,000,000	4.6	0.12	12,000,000	0.12
0.15	1,571,300	0.9	0.15	1,571,300	0.15
0.60	500,000	0.3	0.60	500,000	0.60
$0.06-0.60	67,746,300	4.2	$0.12	19,746,300	$0.12

The aggregate intrinsic value of the exercisable warrants as of September 30, 2016 was $0.

Stock Options

A summary of the status of the stock options granted for the three month period ended September 30, 2016, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	1,093,500	$0.15

	As of September 30, 2016			As of September 30, 2016
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1. 0	0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1. 0	0.15	943,500	$0.15

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

The aggregate intrinsic value of the exercisable options as of September 30, 2016 was $0.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification. Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2015, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock. As of September 30, 2016, only 10,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

		Fair Value Measurement at September 30, 2016
Liabilities:	Carrying Value at September 30, 2016	Level 1	Level 2	Level 3
Warrant derivative liabilities	$104	$-	$-	$104
Total	$104	$-	$-	$104

		Fair Value Measurement at December 31, 2015
Liabilities:	Carrying Value at December 31, 2015	Level 1	Level 2	Level 3
Warrant derivative liabilities	$310	$-	$-	$310
Total	$310	$-	$-	$310

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	0% to 167%
Risk free interest rate	0.13% to 0.25%
Expected life (years)	0.58 to 0.82

The following table sets forth the changes in the fair value of derivative liabilities for the nine months ended September 30, 2016:

Balance, December 31, 2015	$(310)
Gain on change in fair value of derivative liabilities	206
Balance, September 30, 2016	$(104)

The aggregate gain on derivative liabilities for the three months ended September 30, 2016 was $118.

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

NOTE 7 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the lease were $3,557 for the nine months ended September 30, 2016. At September 30, 2016 a total lease liability of $4,919 remained. Of that, $4,504 will be due in the next 12 months.

NOTE 8 - SUBSEQUENT EVENTS

In October of 2016, the Company granted 1,150,000 shares of common stock to a sum of four employees for services of which vest upon grant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to due to deficiencies in our controls over valuation of embedded derivatives.
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
WOUND MANAGEMENT TECHNOLOGIES, INC.

November 10, 2016	By:	/s/ Darren E. Stine
Darren E. Stine
Chief Financial Officer