Form 10-K
period 2016-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2017-04-04
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 based on the $0.07 closing price as of such date was approximately $6,062,571.

As of March 31, 2017, 110,544,476 shares of the Issuer’s $.001 par value common stock were issued and 110,540,387 were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2016

LETTER FROM THE PRESIDENT

Dear Shareholders:

As we look ahead, we’d like to reflect on our accomplishments of this past year and to comment about the future. 2016 was the first year in our new 3 Year Plan and with initiatives for creating company focus, cash flow stability and strategic growth. I am pleased to report that we accomplished our 2016 goals; grew annual revenues by 63%; reduced Notes Payable by $200,000; and increased working capital by $900,000.

In concert with our Board of Directors, we have aligned our management and staff responsibilities with our updated Mission Statement: “Wound Management develops, markets and sells innovative medical devices with a focus on high value and enhanced patient outcomes in surgical settings through a growing commercial organization and strategic alliances.” Similarly, our Vision Statement was updated: “To drive shareholder value by building a strong organization and strategic alliances to develop, market and sell biotechnology medical devices with a focus on innovation, high value and enhanced patient outcomes.”

In 2017, we will continue to enhance our core staff and product offerings to strengthen our foundation to prepare for 2018 topline sales growth. This includes creating strategic sales alliances as well as adding products that complement our sales force’s call points. We project 2017 revenues to grow 45%, or to approximately $8 million during this foundation-building year in which we are on pace to retire all amortized short-term debt by the end of Q2 2017. To accomplish our growth we will continue to add facility, hospital and surgical accounts across the country through our expanding network of Independent Distributor / Representative Partners. New customers accounted for 30% of 2016’s sales and we expect this trend to continue in 2017.

Our management team was enhanced by the December 2016 addition of J. Michael Carmena as our Chief Financial Officer. His financial experience coupled with his sales and marketing orientation make him an ideal Executive Team member. His 15+ years of Life Sciences experience including the medical device marketplace have added depth to our planning and implementation activities. In 2017, we plan to add additional key Executive Team members to further broaden our ability for strong growth.

In 2016, the majority of our revenues were from our CellerateRX® Activated Collagen® product line. This patented product has proved to provide economical solutions for enhanced patient outcomes in surgical and chronic wound care. Our surgical salesforce is supported by champion surgeons from a variety of specialties including trauma, orthopedic, foot and ankle, spine, neurology, colorectal, vascular, plastic surgery and general surgery. We added numerous case studies and testimonials in 2016 and updated our corporate and product websites.

In February 2016, we announced the FDA 501(k) clearance of HemaQuell® our Resorbable Bone Hemostat based on the patent in our wholly-owned Resorbable Orthopedic Products subsidiary. This novel resorbable “bone wax” tamponades bleeding in bone, then resorbs within 2-7 days following surgery. HemaQuell® is delivered in a patent-pending applicator that simplifies its use in the surgical suite. Early market feedback is showing that surgeons recognize the need and the value for this novel technology. Ideal customers include orthopedic, spine, trauma, foot and ankle, and cardiothoracic surgeons. In the fall of 2016 we engaged a Commercialization expert to help us craft our market rollout strategy and we are currently engaging that strategy. As of the first quarter of 2017, HemaQuell®is now being used by a few key surgeons and is being evaluated by several hospital committees for approval. We anticipate that it will contribute significantly to our 2017 and 2018 revenue growth.

Along with adding key staff at year end 2016, the Company purchased new applications to assist in order taking, processing, shipping, invoicing, and customer management. This suite of services is in the final stages of implementation and will help us better manage and streamline operations. To accommodate our staff growth, our corporate offices are moving in Q2 2017 to a larger, more convenient location in the DFW Metroplex.

In summary, for the first time in the Company’s history, we are extremely pleased to report a year of record growth and long awaited financial stability. As we enter Year 2 of our 3 Year Plan, we anticipate our momentum will continue forward resulting in growth in revenues, the addition of more core products, and key staff members. We will continue to do our best to meet and exceed shareholder expectations.

Deborah J. Hutchinson

President

  (i)

PART I

Item 1. BUSINESS

Background

The terms “we,” “our,” “us,” and “Company” refer Wound Management Technologies, Inc., and its subsidiaries, unless the context suggests otherwise

Wound Management Technologies, Inc. was organized on December 14, 2001, as a Texas corporation under the name eAppliance Innovations, Inc. In June of 2002, MB Software Corporation, a public corporation formed under the laws of Colorado, merged with the Company (which at the time was a wholly owned subsidiary of MB Software Corporation), and the Company changed its name to MB Software Corporation as part of the merger. In May of 2008, the Company changed its name to Wound Management Technologies, Inc.

Wound Care Innovations, LLC (“WCI”), a wholly-owned subsidiary of the Company was organized as a Nevada limited liability company on August 21, 2003 WCI is a growing provider of the patented CellerateRX® Activated Collagen® product in the wound care and surgical markets. The wound care market is quickly expanding, particularly with respect to diabetic wound applications due to an aging global population; an increase in the incidence of obesity; and an increase in the number of diabetic patients. In 2012, WCI expanded its Activated Collagen product line to include CellerateRX Surgical products, which is a key factor in the Company’s growth.

Resorbable Orthopedic Products, LLC (“ROP”) a wholly-owned subsidiary of the Company was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multi-faceted patent for resorbable bone homostatsis products. ROP is both licensing technology from this patent and also developing products itself. In 2014 the Company entered into a commercial license for a bone void filler and in 2016 ROP received FDA 510(k) clearance for HemaQuell™ Resorbable Bone Wax. HemaQuell™ is a mechanical tamponade for bleeding bone that resorbs within 2-7 days after use. In the first quarter of 2017, ROP launched HemaQuell® Resorbable Bone Wax via the Company’s Innovate OR, Inc, subsidiary. Initial sales efforts are focused on orthopedic, cardiovascular, and spine surgeries

The Product

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is offered in both gel and powder form. CellerateRX is available under a physician’s order and is reimbursed as part of the overall surgical procedure. CellerateRX wound care products are available without a prescription and are currently approved for reimbursement under Medicare Part B. Applied Nutritionals, LLC (“AN”) manufactures CellerateRX products and owns the CellerateRX trademark. The Company has incurred no research and development costs related to CellerateRX during the last two fiscal years.

Patent, License and Royalty Agreements

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both AN and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive worldwide license to certain patented technologies and processes related to CellerateRX. WCI had been marketing and selling CellerateRX during the previous four years under the terms of a distribution agreement with AN that was effective on July 28, 2004. The current licenses are limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds), and include any new product developments based on the licensed patent and processes and any continuations. The term of these licenses expires in 2018.

In consideration for the licenses, WCI agreed to pay AN and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. A N and Petito have been paid the minimum aggregate annual royalty payments each year since 2008, including both 2016 and 2015.

Marketing, Sales and Distribution

We continue to market our products in the diabetic wound care and long term care markets, as well as the professional medical markets, due to the prevalence of diabetic and decubitus, (pressure) ulcers. We believe that our Activated Collagen products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. In 2012, the Company added the CellerateRX Activated Collagen Surgical product line to broaden the Company’s product applications. WCI Surgical Products are attracting increased business from hospitals and surgery centers due to their unique collagen benefits, biocompatibility with other therapies, price point, and product performance. Surgical specialties where the products are used include trauma, orthopedic, spine, podiatry, vascular, plastic surgery and general surgery. CellerateRX wound care products are sold via independent distributors, distributor organizations, healthcare distributors, representatives and internal sales activities. The surgical products are sold through a growing network of surgical product distributors and Company representatives who are credentialed to demonstrate the products in surgical settings, and the Company has increased its presence at wound care, podiatry and surgical trade shows and meetings throughout the country.

The Company continues to work with international parties to expand the distribution of our products outside of the U.S. In 2013, WCI engaged a new distributor to market CellerateRX in several countries in the Middle East (MENA region),and we continue to actively sell in many of the MENA countries. CellerateRX is also registered in South Africa and in 2014, registration was achieved in Nigeria and Mexico.

Staffing

As of March 31, 2017, the Company and its subsidiaries have a staff of 16, consisting of 10 full-time employees, 2 part-time employees and 4 contractors.

Competition

The wound care market is served by a number of large, multi-product line companies offering a suite of products to the market. CellerateRX products compete with all primary dressings, some prescription drug therapies and other medical devices. Manufacturers and distributors of competitive products include: Smith & Nephew plc, Acelity L.P. Inc., Medline Industries, Inc., and Integra LifeSciences Holdings Corporation. Many of our competitors are significantly larger than we are and have more financial and personnel resources than we do. Consequently, we will be at a competitive disadvantage in marketing and selling our products in the marketplace. We believe, however, that the patented molecular form of collagen used in CellerateRX allows our products to outperform currently available non-active dressings by reducing the cost of wound management, and by replacing numerous products with a single primary dressing.

New Products, Markets and Services

In September 2009. the Company acquired a patent (U.S. Patent No. 7,074,425, the “ROP Patent”) from Resorbable Orthopedics, LLC, (“ROP”) for a resorbable bone wax and delivery system for orthopedic bone void fillers (See Note 9 “Intangible Assets”). The ROP Patent offers innovative, safe and effective resorbable orthopedic products that are complementary to the already-existing CellerateRX surgical products. Together, the bone wax and delivery system addresses issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing. The resorbable orthopedic products covered by the ROP Patent are (a) a resorbable orthopedic hemostat (resorbable bone wax) used to stop blood flow; (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers); and (c) the formula as a delivery system for bone growth factors. These products have a complimentary sales call point for surgical representatives that sell the Company’s CellerateRX Surgical products.

The Company received 510k approval for the resorbable orthopedic hemostat in February of 2016; completed subsequent testing and had product, (HemaQuell™) available for sale in February 2017. The Company is also exploring a relationship with an international distributor to market this product outside of the United States (the “U.S.”) and to obtain a Conformité Européene, (European Conformity) Mark (CE Mark ). CE Marking indicates a product’s compliance with applicable European Union (EU) regulations and enables the products to be commercialized in approximately 30 European countries..

On November 8, 2011, ROP executed a development and license agreement with BioStructures, LLC (The “BioStructures License”). The BioStructures License licensed certain bone wax rights to BioStructures, LLC to develop products in the field of bone remodeling, based on the ROP Patent (See Note 9 “Intangible Assets”) for use in the human skeletal system. The BioStructures License excludes the fields of (1) a resorbable hemostat (resorbable bone wax), (2) a resorbable orthopedic hemostat (bone wax) and antimicrobial dressing, and (3) veterinary orthopedic applications. According to the terms of the BioStructures License, BioStructures, LLC paid an initial fee of $100,000 for the right to develop royalty-bearing products based on the ROP Patent for a 24-month period (such products shall hereinafter be referred to as the “BioStructures Products”). That right was extended to allow for the additional time needed for their FDA 510(k) clearance which occurred in 2014. At the time of their first FDA clearance, BioStructures paid a $50,000 FDA clearance fee and then entered into a Commercial License with ROP to market their cleared bone void filler. BioStructures paid $100,000 for the Commercial License which also included a 3% royalty on any such product’s sales over the life of the ROP Patent, which expires in 2023 and annual minimum royalties of $201,000. In 2015, BioStructures was acquired by BioVentus Global. In 2016, BioVentus Global and ROP agreed to reduce the royalty fee to 1.5% with the annual minimum royalty unchanged.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (http://www.wmgtech.com/), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it.

Item 1A. RISK FACTORS

The following risk factors should be considered with respect to making any investment in our securities as such an investment involves a high degree of risk. You should carefully consider the following risks and the other information set forth elsewhere in this report, including the financial statements and related notes, before you decide to purchase shares of our stock. If any of these risks occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our stock could decline, perhaps significantly, and you could lose part or all of your investment. As used herein, the word “business” as used in “material adverse effect on our business”, “adversely affect our business” and other similar phrases includes any of (or any combination of) the Company’s present or future: operations, financial performance, margins, revenues, operating margins, stock value, competitive position, or other indicators of Company performance.

RISKS RELATED TO HOW WE OPERATE OUR BUSINESS:

We have a history of losses and may not achieve or maintain profitability.

We have incurred net losses since we began our current operations in 2004. (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). More specifically, we incurred net losses from continuing operations of $415,747, $1,340,455, and $2,278,177 in 2016, 2015, and 2014, respectively, and additional losses in previous years. We plan to continue making significant investments in our sales and marketing programs resulting in a substantial increase in our operating expenses. Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future. We cannot offer any assurance that we will be able to generate future earnings. If we fail to maintain profitability, our stock price may decline and you may lose part or all of your investment.

Our revenues for a particular period are difficult to predict, and a shortfall in revenues may harm our operating results.

Because we are a relatively young company, our revenues and consequently results of operations are difficult to predict. We plan our operating expense levels based primarily on forecasted revenue levels. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce our fixed expenses in response to these short-term revenue shortfalls. We have experienced fluctuations in revenue and operating results from quarter to quarter and anticipate that these fluctuations will continue until we achieve a critical mass with our product sales. These fluctuations are due to a variety of factors, including:

●
the uncertainty surrounding our ability to attract new customers and retain existing customers;

●
the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

●
issues in manufacturing our products or product candidates;

●
the timing of operating expense relating to the expansion of our business and operations;

●
the development of new wound care products or product enhancements by our competitors;

●
actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in preparing our operating plan and how well we execute our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict, and, due to our relatively limited history, prior results are not necessarily indicative of future results. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business.

If our products do not gain market acceptance, we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, but not limited to:

●
the price of our products relative to other products for the same indications;
●
the perception by patients, physicians and other members of the healthcare community of the efficacy and safety of our products for their indicated applications and treatments;
●
changes in practice guidelines and the standard of care for the targeted indication; and
●
the effectiveness of our sales and marketing efforts or our partners’ sales and marketing efforts.

Our ability to effectively promote and sell any approved products may also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement, if any. In addition, our efforts to educate the medical community on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful. If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

Disruption of, or changes in, our distribution model or customer base could harm our sales and margins.

If we fail to manage the distribution of our products properly, or if the financial condition or operations of our reseller channels weakens, there may be a material adverse effect on our business. Furthermore, a change in the mix of our customers between service provider and enterprise, or a change in the mix of direct and indirect sales, could adversely affect our business.

Several factors could also result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

●
in some instances, we compete with some of our resellers through our direct sales, which may lead these channel partners to use other suppliers that do not compete; and

●
some of our resellers may have insufficient financial resources and may not be able to withstand changes in business conditions.

If we cannot meet our future capital requirements, our business will suffer.

We have a history of operating losses and with the exception of 2016, negative cash flow from operating activities. As such, we have utilized funds from offerings of our securities to fund our operations. Future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, risks from competitors, regulatory approval of our new products, technological change, and dependence on key personnel. Although we have taken steps to improve our overall liquidity, if our cash flow is insufficient, we may be forced either to secure a line of credit or seek additional equity financing in order to:

●
fund operating losses;

●
increase marketing to address the market for wound care, surgical and ROP products;

●
take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

●
hire, train and retain employees;

●
develop new products; and/or

●
respond to economic and competitive pressures.

If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders may be reduced. Our future success may be determined in large part by our ability to obtain additional financing, and the incurrence of indebtedness would result in increased debt service obligations which could result in operating and financing covenants that would restrict our operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, our operating results and financial condition may suffer.

Failure to retain and recruit key personnel would harm our ability to meet key objectives.

Our success depends, in large part, on our ability to attract and retain skilled executive, managerial, sales and marketing personnel. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such executive officers and other key personnel. The inability to hire qualified personnel; the loss of services of our executive officers or key personnel; or the loss of services of executive officers or key personnel who may be hired in the future may have a material adverse effect on our business.

Failure to manage our planned growth could harm our business.

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

We operate in a highly competitive industry and face competition from large, well-established medical device manufacturers as well as new market entrants.

Competition from other medical device companies is intense, expected to increase, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with other companies in acquiring rights to products or technologies from universities and other research institutions. Although our products have performed well in customer evaluations, we are a relatively unknown brand in a market controlled, in large part, by companies with a large customer base. We may not, even with strong customer accounts, be able to establish the credibility necessary to secure large national customers.

A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, and the price of our products relative to alternative products, the availability of third party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. There can be no assurance that our products will receive market acceptance in a commercially viable period of time, if at all. Furthermore, there can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing or acquiring products and technologies that are more effective than those being developed by us, that would render our products and technologies less competitive or obsolete.

Our competitors enjoy several competitive advantages over us, including but not limited to:

●
large and established distribution networks in the U.S. and/or in international markets;
●
greater financial, managerial and other resources for products research and development, sales and marketing efforts and protecting and enforcing intellectual property rights;
●
greater name recognition;
●
larger consumer base;
●
more expansive portfolios of intellectual property rights;
●
greater experience in obtaining and maintaining regulatory approvals and/or clearances from the FDA and other regulatory agencies.

The presence of competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a price that will make us profitable or may prevent us from selling our products at all. Our failure to compete effectively would have a material adverse effect on our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we use networks to collect and store sensitive data, including intellectual property, proprietary business information and that of our customers, suppliers and business partners, personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. Further, they may cause disruption of our operations and the services we provide to customers, damage to our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

We may not be able to maintain sufficient product liability insurance to cover claims against us.

Product liability insurance for the healthcare industry is generally expensive to the extent it is available at all. We may not be able to maintain such insurance on acceptable terms or be able to secure increased coverage as commercialization of our products progresses, nor can we be sure that existing or future claims against us will be covered by our product liability insurance. Moreover, the existing coverage of our insurance policy or any rights of indemnification and contribution that we may have may not be sufficient to offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our business.

RISKS RELATED TO OUR PRODUCTS:

Competitors could invent products superior to ours and cause our products and technologies to become obsolete.

The wound care sector of the medical products industry is characterized by rapidly evolving technology and intense competition. Our competitors currently manufacture and distribute a variety of products that are, in many respects, comparable to our products. Many suppliers of competing products are considerably larger and have much greater resources than we do. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound care products on their own or through joint ventures. It is possible that these competitors may develop technologies and products that are more effective than any we currently have. If this occurs, any of our products and technology affected by these developments could become obsolete.

WCI CellerateRx products are manufactured only by A N which we do not own or control.

A N holds the patent to, and is currently the sole source of the CellerateRx products we offer for sale (the “WCI Products”), which WCI Products make up a substantial portion of our business. Our growth and ability to meet customer demands depends in part on our ability to obtain timely deliveries of the WCI Products from our manufacturer. We may in the future experience a shortage of the WCI Products as a result of manufacturing process issues or capacity problems at our supplier or strong demand for the ingredients constituting WCI Products.

If shortages or delays persist, the cost to manufacture the WCI Products may increase or the WCI Products may not be available at all. We may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough WCI Products at reasonable prices or of acceptable quality to meet our or our customers’ needs. Accordingly, our revenues could suffer and our costs could increase until other sources can be developed. There can be no assurance that we will not encounter these problems in the future.

The fact that we do not own the manufacturing rights could have an adverse impact on the supply of the WCI Products and on our business. As of the date of this report, AN has represented to the Company that it has two contract manufacturers approved to compound and or fill WCI Products, however, in the event that AN is not able to fulfill orders for WCI Products, we may temporarily be prevented from marketing and selling the WCI Products until we are able to locate a substitute manufacturer.

We may have exposure to product liability claims.

Although we have contractual indemnity from the manufacturer of CellerateRX for liability claims related to their products, we could face a product liability claim outside of the scope of the contractual indemnity. We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or parties marketing the products we sell. In any event, indemnification from the manufacturer of CellerateRX or from any other party is limited by the terms of the indemnity and by the creditworthiness of the indemnifying party. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business. In the event that we do not have adequate insurance or contractual indemnification, product liability claims relating to defective products could have a material adverse effect on our business.

RISKS RELATED TO INTELLECTUAL PROPERTY:

The patent on the CellerateRX products expires in 2018.

CellerateRx products currently benefit from the protection of a patent that will expire in 2018. Upon expiration of the patent, such products may become subject to increased competition resulting from the marketing of generic products, and the Company’s performance may suffer as a result.

If we are unable to protect our intellectual property rights adequately, we may not be able to compete effectively.

Our success depends in part on our ability to protect the proprietary rights to the technologies used in our products. We rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. Our patents and patent applications may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or our attempts to enforce them, may not necessarily be upheld by the courts. Efforts to enforce any of our proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert management’s attention. Our exclusive license agreement for our collagen based CellerateRX products specifically limits our exclusive rights to the worldwide human healthcare market and specifically excludes the veterinary, dental, nutritional and injectibles markets. There can be no assurance that our other proprietary rights will not be challenged, invalidated or circumvented or that the rights will in fact provide competitive advantages to us. In addition, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be favorable to us. The outcome of any actions taken in these foreign countries may be different than if such actions were taken under the laws of the U.S. If we are unable to protect our worldwide proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products necessary to be successful.

We may be found to infringe on intellectual property rights of others.

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claim assertions, particularly in the U.S. Because of the existence of a large number of patents in the healthcare field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business could be materially and adversely affected.

RISKS RELATED TO REGULATIONS:

Our business is affected by numerous regulations.

Government regulation by the U.S. FDA and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of our products and in the acquisition or licensing of new products. Complying with government regulations is often time consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of our current or future products.

Following initial regulatory approval of any products that we may develop, we will be subject to continuing regulatory review, including review of adverse (drug or device) experiences or reactions and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturing facilities we use (and may use) to make any of our products may become subject to periodic review and inspection by the FDA. If a previously unknown problem with a product or a manufacturing and laboratory facility used by us is discovered, the FDA may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, for products we develop in the future, we and our contract manufacturers may be subject to ongoing FDA requirements for submission of safety and other post-market information. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

Further, various healthcare reform proposals have emerged at the federal and state levels. We cannot predict whether foreign, federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. The implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes which would likely adversely affect our business. In addition, the enacted excise tax may materially and adversely affect our business.

Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market; the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We do not know whether we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals.

If we fail to obtain, or experience significant delays in obtaining regulatory clearances or approvals to market future medical device products, we will be unable to commercialize these products until such clearance or approval is obtained.

The developing, testing, manufacturing, marketing and selling of medical devices is subject to extensive regulation by governmental authorities in the U.S. and other countries. The process of obtaining regulatory clearance and approval of certain medical technology products is costly and time consuming. Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before many products can be approved for human use. With respect to medical devices, such as those that we manufacture and market, before a new medical device, or a new use of, or claim for, an existing product can be marketed (unless it is a Class I device), it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The premarket approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees.

Failure to comply with applicable regulatory requirements can result in, among other things, suspension or withdrawal of approvals or clearances, seizure or recall of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product and civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

Changes to the FDA approval process or ongoing regulatory requirements could make it more difficult for us to obtain FDA approval of new products or comply with ongoing requirements.

New government regulations may be enacted and changes in FDA policies and regulations and, their interpretation and enforcement, could prevent or delay regulatory clearance or approval of new products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. Therefore, we do not know whether we will be able to continue to comply with such regulations or whether the costs of such compliance will have a material adverse effect on our business. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on our business, and specifically, on the sales of these products. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to a FDA-cleared product that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval (PMA). The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or PMA, but the FDA may review and disagree with any decision reached by the manufacturer. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our decisions not to seek new clearance or approval and may require us to obtain clearance or approval for previous modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

Changes in reimbursement policies and regulations by governmental or other third-party payers may have an adverse impact on the use of our products.

A significant portion of our wound care products are purchased principally for the Medicare and Medicaid eligible population by hospital outpatient clinics, wound care clinics, durable medical equipment (DME) suppliers and skilled nursing facilities (SNFs), which typically bill various third-party payers, primarily state and federal healthcare programs (e.g., Medicare and Medicaid), and managed care plans, for the products and services provided to their patients. Although our wound care products are currently eligible for reimbursement under Medicare Part B, adjustments to our reimbursement amounts or a change in Centers for Medicare & Medicaid Services’ (CMS). reimbursement policies could have an adverse effect on our market opportunities in this area. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical to the success of our business because reimbursement status affects which products customers purchase and the prices they are willing to pay. In addition, our ability to obtain reimbursement approval in foreign jurisdictions may affect our ability to expand our product offerings internationally.

Third-party payers have adopted, and are continuing to adopt, a number of policies intended to curb rising healthcare costs. These policies include the imposition of conditions of payment by foreign, state and federal healthcare programs as well as private insurance plans, and the reduction in reimbursement amounts applicable to specific products and services.

Changes in healthcare systems in the U.S. or internationally in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for these procedures would also have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them.

We and our sales personnel, whether employed by us or by others, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business.

Our relationships with physicians, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to liability, or claims of alleged violations. Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal healthcare programs, including Medicare, Medicaid, the Veterans Administration, Department of Defense, Public Health Service (PHS), and forfeiture of amounts collected in violation of such prohibitions could occur. Certain states have similar fraud and abuse laws that also authorize substantial civil and criminal penalties for violations. Any government investigation or a finding of a violation of these laws may result in an adverse effect on our business.

The federal Anti-Kickback Statute prohibits any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by any federal healthcare program, including Medicare.

The scope and enforcement of the healthcare fraud and abuse laws is uncertain and is subject to rapid change. There can be no assurance that federal or state regulatory or enforcement agencies will not investigate or challenge our current or future activities under these laws. Any state or federal investigation, regardless of the outcome, could be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

If we engage additional physicians on a consulting basis, the agreements with these physicians will be structured to comply with all applicable laws, including the federal ban on physician self-referrals (commonly known as the “Stark Law”) the federal Anti-Kickback Statute, state anti-self-referral and anti-kickback laws. Even so, it is possible that regulatory or enforcement agencies or courts may view these agreements as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. Because our strategy includes the involvement of physicians who consult with us on the design of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of one or more health care fraud and abuse laws. Such government action could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial because we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from state and federal healthcare programs, including Medicare and Medicaid, for non-compliance.

RISKS RELATED TO OUR GOVERNING DOCUMENTS OR OUR COMMON STOCK:

The trading price of the shares of our common stock is highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●
technological innovations or new products and services by us or by our competitors;
●
additions or departures of key personnel;
●
sales of our common stock;
●
our ability to execute our business plan;
●
loss of any strategic relationship;
●
industry developments;
●
fluctuations in stock market prices and trading volumes of similar companies;
●
economic, political and other external factors;
●
period-to-period fluctuations in our financial results;
●
regulatory developments in the U.S. and foreign countries, both generally or specific to us and our products; and
●
intellectual property, product liability or other litigation against us.

Although publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Our common stock does not have a vigorous trading market and you may not be able to sell your securities when desired.

Although there is a public market for our common stock, trading volume has been historically low, which could impact the stock price and the ability to sell shares of our common stock. We can give no assurance that a more active and liquid public market for the shares of our common stock will develop in the future.

The potential sale of large amounts of common stock may have a negative effect upon the market value of our shares.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

In addition, future sales of large amounts of common stock could adversely affect or inhibit our ability to raise capital. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act (other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates). The price of our common stock could also drop as a result of the exercise of options for common stock or the perception that such sales or exercise of options could occur.

We have not paid, and we are unlikely to pay in the near future, cash dividends on our securities.

We have not paid and do not currently intend to pay dividends on our common or preferred stock, which may limit the current return available on an investment in our stock. Future dividends on our stock, if any, will depend on our future earnings, capital requirements, financial condition and such other factors as our management personnel may consider relevant. Currently, we intend to retain earnings, if any, to increase our net worth and reserves.

“Penny Stock” Limitations.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock.” For purposes relevant to the Company, a “penny stock” is any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are likely not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity of our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and the broker or dealer must make a special written determination that the transaction in penny stocks is suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of a transaction in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market that, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. These restrictions and regulations limit the appeal of penny stock to some investors and may limit the liquidity of shares of our stock.

Disclosure also has to be made about (a) the risks of investing in penny stock in both public offerings and in secondary trading; (b) commissions payable to both the broker-dealer and the registered representative; (c) current quotations for the securities; and (d) the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, the broker or dealer must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced paperwork and disclosures. In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market. These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity of our securities may decrease, with a corresponding decrease in the price. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their shares.

A few of our existing shareholders own a large percentage of our voting stock and have a significant influence over matters requiring stockholder approval and may delay or prevent a change in control.

Our officers and directors own or control a large percentage of our common stock (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). As a result, our management could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders; e.g., our officers and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Additionally, our Series B, Series C, and Series D Preferred Stock vote with the common stock on an “as converted basis” of 1,000 shares of common stock to 1 share of preferred stock. This means each preferred share exercises substantially greater voting power than each share of common stock.

Our Articles of Incorporation, as amended and Bylaws, as amended may delay or prevent a potential takeover of the company.

Our Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of the Company, even if the takeover is in the best interest of our shareholders. For example, the Bylaws limit when shareholders may call a special meeting of shareholders, and these and other provisions may negatively affect the price of our stock. The Articles also allow our board of directors (the “Board”) to fill vacancies, including newly created directorships.

Our Board can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock, and make a change of control of the Company more difficult even if it might benefit our shareholders.

The Board is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our shareholders.

FORWARD-LOOKING STATEMENTS:

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

ITEM 2. PROPERTIES

The Company’s corporate office is currently located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001. The lease for the Company’s corporate office was entered into in November of 2013 and effective December 1, 2013. The lease expires on April 30, 2017 and requires base rent payment of $5,736.79 per month for months 1-17, $5,865.71 for months 18-29, and $5,994.63 for months 30-41. In March of 2017, the Company executed a new lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102 and will be relocating our corporate offices there. The lease is to be effective upon completion of leasehold improvements (sometime in April 2017) and end on the last day of the fiftieth (50th) full calendar month following the effective date. Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703.

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
The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness. Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full. In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note. The case was set for trial for the week of October 21, 2013, but after three (3) days of trial before a jury, the judge declared a mistrial. The case was subsequently reset for trial for the week of December 1, 2014 and the judge again declared a mistrial. The case is currently set for trial the week of May 15, 2017. Subsequent to October 21, 2013, Ken Link amended his pleadings and alleges that Wound Management Technologies, Inc. never intended to pay the $223,500.00 promissory note and sought damages for fraud and the loss of the benefit of the bargain relating to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. On September 4, 2015, Ken Link again amended his pleadings once again seeking the sums he says are owed to him that were advanced to him in the amount of $223,500.00. It is unclear if he is suing on the note or not, but it appears he is. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas against Fox Lake Animal Hospital, PSP and Bohdan Rudawksi, Trustee of the Fox Lake Animal Hospital, PSP. The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000.00, but the loan actually loaned for a 6-month period was $25,000.00, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would be excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note. In the opinion of counsel, the counterclaim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Wound Management Technologies, Inc. v. Bohdan Rudawski Wound Management Technologies, Inc. instituted litigation in Cause No. 352-263856-13 in the 352nd District Court of Tarrant County, Texas against Bohdan Rudawksi. The case has been postponed until September of 2016. The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Bohdan Rudawski involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $156,000.00, but the loan actually loaned for a 6-month period was $100,000.00, charging an effective interest rate of over 100% which violates the provisions of the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Bohdan Rudawski has filed an answer and alleges there was not an absolute obligation to repay the note, attempting to defeat the usury claim. Bohdan Rudawski has further asserted that the claims violate the Federal Securities Exchange Act and allege fraud of inducement in entering into the promissory note. In the opinion of counsel, that counter-claim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

The 352nd Judicial District Court entered an order in December, 2016 consolidating the Bohdan Rudawski case and the Fox Lake Animal Hospital case into the 352nd Court case. This case is currently set for trial for the week of June 19, 2017.

Beeleve, LLC. v. Wound Management Technologies, Inc. Beeleve, LLC instituted litigation against the Company on November 19, 2014 in Cause DC-14-13541 of the 95th District Court of Dallas County, Texas, on one certain promissory note. That matter has been resolved to the satisfaction of the Company and an Agreed Order of Dismissal with prejudice has been entered October 14, 2015.

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

YEAR	QUARTER ENDING	HIGH	LOW
2016	March 31, 2016	$0.890	$0.050
	June 30, 2016	$0.080	$0.050
	September 30, 2016	$0.070	$0.040
	December 31, 2016	$0.050	$0.040
2015	March 31, 2015	$0.060	$0.060
	June 30, 2015	$0.090	$0.090
	September 30, 2015	$0.070	$0.060
	December 31, 2015	$0.090	$0.070

Record Holders

As of March 31, 2017, there were 2,140 shareholders of record holding shares of common stock issued, of which a total of 4,089 shares are held as treasury stock. As of March 31, 2017, there were 110,544,476 shares of common stock issued and 110,540,387 shares of common stock outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the two-year period ended December 31, 2016 not previously disclosed:

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

On December 29, 2015, the Company issued 594,243 shares of common stock in conversion of 546 shares of Series C Preferred stock and $3,377 of related Series C dividends.

On January 29, 2016, the Company issued 1,098,904 shares of common stock in conversion of 1,000 shares of Series C Preferred stock and $6,923.29 of related Series C dividends.

On February 9, 2016, the Company issued 2,142 shares of Series C preferred stock in exchange for cash amount of $150,000.

On April 5, 2016, the Company issued 4,286 shares of Series C preferred stock in exchange for cash amount of $300,000.

On October 26, 2016, the Company issued 1,150,000 shares of common stock valued at $57,500 to company employees.

During the year ended December 31, 2016, an aggregate of 166,667 common shares were issued upon the vesting of previously granted stock awards and the Company recorded a net reversal of $2,220 of stock-based compensation related to the amortization of stock awards to employees and nonemployees net of reversal of the unvested portion of forfeited awards.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The investors were not solicited through any form of general solicitation or advertising, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities. The shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified that they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

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

Organizational Overview

Our primary focus is developing and marketing products for the advanced wound care market, with a focus on surgical products, as pursued through our wholly-owned subsidiaries, WCI and ROP, which brings a unique mix of products, procedures and expertise to the wound care arena and surgical wounds. CellerateRX’s patented Activated Collagen fragments (CRa® are a fraction of the size of the native collagen molecules and particles found in other products, which delivers the benefits of collagen to the body immediately.

After completing evidence-based studies, the Company has identified opportunities for growth, especially in the following areas: brand recognition in the medical community, products for surgical wounds, and international expansion of our business.

In September of 2009, the Company acquired the ROP Patent, which offers a solution to the problem of bone wound healing in a cost effective manner. In February 2016, we received FDA 501(k) clearance for HemaQuell® our Resorbable Bone Hemostat. In 2011, ROP executed BioStructures License to develop certain products in the field of bone remodeling. In January of 2014, BioStructures received 510k clearance for their first Biostructures Product: an innovative bioactive bone graft putty and bone graft extender. In February of 2014, ROP granted a Commercial License to BioStructures according to the terms of the Biostructures License. In November 2015, BioStructures was sold to BioVentus Global and the License remains in effect.

Preparing for the expanding role of our products, the Company is studying the feasibility of two other medical devices that could be effectively distributed by the Company’s sales direct and contracted sales teams.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the footnotes to the consolidated financial statements provide the description of the significant accounting policies necessary in fully understanding and evaluating our consolidated financial condition and results of operations.

Results of Operations

Comparison of Year ended December 31, 2016 Compared to Year ended December 31, 2015

Revenues. The Company generated revenues for the year ended December 31, 2016 of $5,507,853 compared to revenues of $3,372,188 for the year ended December 31, 2015, or a 63% increase in revenues. The increase in revenues is the result of the Company’s increased sales and marketing efforts. Revenues in both 2016 and 2015 include $201,000 in annual royalties from the Biostructures License.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2016 were $943,579 compared to cost of goods sold of $891,970 for the year ended December 31, 2015, or a 6% increase in cost of goods sold. In 2016, although the Company’s revenue from product sales increased significantly, the Company did not yet exceed the sales threshold needed to exceed the minimum annual royalty of $375,000.

Selling, General and administrative (“SG&A”) expenses. SG&A expenses for the year ended December 31, 2016 were $4,775,524 compared to SG&A expenses of $3,385,168 for the year ended December 31, 2015, or a 41% increase in SG&A expenses. In 2016 the Company was successful in controlling general and administrative costs while still growing sales. The largest component of this savings was due to negotiating and terminating the Shipping and Marketing Agreement with Welldyne in 2015.

Interest Expense. Interest expense was $174,493 for the year ended December 31, 2016, compared to $176,892 for the year ended December 31, 2015, or a decrease of 1%.

Net loss. We had a net loss for the year ended December 31, 2016, of $415,747 compared with a net loss of $1,340,455 for the year ended December 31, 2015, or a decrease in loss of 69%. The Company was able to reduce net loss in 2016 by increasing revenue from product sales and gross profit.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $244,927 for the year ended December 31, 2016, and approximately $867,120 for the year ended December 31, 2015.

We determined that our existing cash and future cash to be generated from operations will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months. We will monitor our cash flow, assess our business plan, and make expenditure adjustments accordingly. If appropriate, we may pursue limited financing including issuing additional equity. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

As of December 31, 2016, we had total current assets of $1,996,013, including cash of $833,480 and inventories of $348,457. As of December 31, 2015, we had total current assets of $1,158,670, including cash of $182,337 and inventories of $409,778.

As of December 31, 2016, we had total current liabilities of $1,394,359 including $414,338 of notes payable to unrelated parties. Our current liabilities also include $276,916 of current year royalties payable, which were paid in full during January of 2016. As of December 31, 2015, we had total current liabilities of $1,459,094 including $614,700 of notes payable and convertible notes payable to unrelated parties. Our current liabilities also included $276,916 of current year royalties payable.

As of December 31, 2016, our current liabilities also included derivative liabilities of $44 compared to derivative liabilities of $310 at December 31, 2015. At December 31, 2016, our derivative liabilities consisted of 10,000 outstanding common stock purchase warrants. At December 31, 2015, our derivative liabilities consisted of 410,000 outstanding common stock purchase warrants and convertible promissory notes, net of unamortized discounts in the amount of $10,494.

For the year ended December 31, 2016, net cash from operating activities was $409,245 compared to net cash used in operating activities of $1,202,889 in 2015.

We used $3,029 in investing activities in the year ended December 31, 2016, compared to $5,334 in the year ended December 31, 2015.

For the year ended December 31, 2016, net cash provided by financing activities was $244,927, compared to $867,120 in 2015.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreements

Pursuant to the agreements with AN and Petito, the Company is obligated to pay royalties to AN and Petito, as described in “Item 1. Product, Patent, License and Royalty Agreement.” The Company is current with all such royalty obligations.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine, (a contract employee of the Company holding the position of Director of R&D) for distribution to the original patent holders, (including Mr. Constantine) and/or their heirs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wound Management Technologies, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wound Management Technologies, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 4, 2017

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	December 31,
	2016	2015
Assets
Current assets
Cash	$833,480	$182,337
Accounts receivable, net of allowance for bad debt of $21,947 and $20,388	744,044	251,546
Royalty receivable	50,250	201,000
Inventory, net of allowance for obsolescence for $153,023 and $150,135	348,457	409,778
Prepaid and other assets	19,782	114,009
Total current assets	1,996,013	1,158,670

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $41,328 and $31,477	34,939	41,762
Intangible assets, net of accumulated amortization of $369,974 and $318,944	140,336	191,366
Total long-term assets	175,275	233,128

Total assets	$2,171,288	$1,391,798

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$238,229	$222,351
Accounts payable - related parties	93,655	21,099
Accrued royalties	276,916	323,062
Current lease obligation	3,766	4,504
Accrued interest	367,411	273,068
Derivative liabilities	44	310
Notes payable	414,338	444,700
Convertible notes payable	-	170,000
Total current liabilities	1,394,359	1,459,094

Long-term liabilities
Convertible notes payable - related parties	1,200,000	1,200,000
Capital lease obligation	-	3,973
Total long-term liabilities	1,200,000	1,203,973

Total liabilities	2,594,359	2,663,067

Stockholders' deficit
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 85,646 issued and outstanding as of December 31, 2016 and 80,218 issued and outstanding as of December 31, 2015	856,460	802,180
Common Stock: $.001 par value; 250,000,000 shares authorized; 109,690,387 issued and 109,686,298 outstanding as of December 31, 2016 and 107,274,816 issued and 107,270,727 outstanding as of December 31, 2015	109,690	107,274
Additional paid-in capital	45,822,570	44,615,321
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,199,752)	(46,784,005)
Total stockholders' deficit	(423,071)	(1,271,269)

Total liabilities and stockholders' deficit	$2,171,288	$1,391,798

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended
	December 31,
	2016	2015

Revenues	$5,507,853	$3,372,188

Cost of goods sold	943,579	891,970

Gross profit	4,564,274	2,480,218

Operating expenses
Selling, general and administrative expense	3,946,124	3,378,707
Other administrative expense	818,665	-
Depreciation and amortization	60,883	60,031
Bad debt expense	10,735	6,461
Total operating expenses	4,836,407	3,445,199

Operating loss	(272,133)	(964,981)

Other income / (expense)
Debt forgiveness	30,592	-
Change in fair value of derivative liability	266	(295)
Other income	21	20
Loss on issuance of debt for warrants	-	(198,307)
Interest expense	(174,493)	(176,892)
Total other income / (expense)	(143,614)	(375,474)

Net loss	(415,747)	(1,340,455)

Series C preferred stock dividends	(261,716)	(268,772)

Net loss available to common stockholders	$(677,463)	$(1,609,227)

Basic and diluted net loss per share of common stock	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	108,604,489	106,695,782

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock Series C Shares	$10.00 Par Value Amount	Common Stock Shares	$0.001 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2014	70,411	$704,110	105,447,320	$105,447	$43,820,636	(4,089)	$(12,039)	$(45,443,550)	$(825,396)
Issuance of Common stock for:
Services	-	-	216,734	216	48,553	-	-	-	48,769
Conversion of Series C Preferred Stock	(1,503)	(15,030)	1,503,000	1,503	13,527	-	-	-	-
Series C Dividend	-	-	107,762	108	(108)	-	-	-	-
Issuance of Preferred stock for:
Cash	11,310	113,100	-	-	636,900	-	-	-	750,000
Recognition of vesting stock	-	-	-	-	(4,187)	-	-	-	(4,187)
Fogiveness of related party convertible debt	-	-	-	-	100,000	-	-	-	100,000
Net Loss	-	-	-	-	-	-	-	(1,340,455)	(1,340,455)
Balance at December 31, 2015	80,218	$802,180	107,274,816	$107,274	$44,615,321	(4,089)	$(12,039)	$(46,784,005)	$(1,271,269)
Issuance of Common stock for:	-	-	-	-	-	-	-	-	-
Services	-	-	1,316,667	1,317	56,183	-	-	-	57,500
Conversion of Series C Preferred Stock	(1,000)	(10,000)	1,000,000	1,000	9,000	-	-	-	-
Series C Dividend	-	-	98,904	99	(99)	-	-	-	-
Issuance of Preferred stock for:	-	-	-	-	-	-	-	-	-
Cash	6,428	64,280	-	-	385,720	-	-	-	450,000
Recognition of vesting stock	-	-	-	-	(2,220)	-	-	-	(2,220)
Warrant expense					758,665				758,665
Net loss	-	-	-	-	-	-	-	(415,747)	(415,747)
Balance at December 31, 2016	85,646	$856,460	109,690,387	$109,690	$45,822,570	(4,089)	$(12,039)	$(47,199,752)	$(423,071)

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Twelve Months Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(415,747)	$(1,340,455)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60,883	60,031
Forgiveness of debt	30,592	-
Bad debt expense	10,735	6,461
Inventory obsolescence	152,547	133,747
Common stock issued for services	55,280	44,582
(Gain) loss on change in fair value of derivative liabilities	(266)	295
Warrant expense	758,665	-
(Gain) loss on issuance of debt for warrants	-	198,307
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(503,233)	20,256
(Increase) decrease in royalities receivable	150,750	(201,000)
(Increase) decrease in inventory	(91,226)	(140,995)
(Increase) decrease in prepaids and other assets	94,227	(107,714)
Increase (decrease) in accrued royalties and dividends	(46,146)
Increase (decrease) in accounts payable	15,877	33,183
Increase (decrease) in accounts payable related parties	72,556	-
Increase (decrease) in accrued liabilities	-	(1,224)
Increase (decrease) in accrued interest payable	63,751	91,637
Net cash flows provided by (used in) operating activities	409,245	(1,202,889)

Cash flows from investing activities:
Purchase of property and equipment	(3,029)	(5,334)
Net cash flows used in investing activities	(3,029)	(5,334)

Cash flows from financing activities:
Payments on capital lease obligation	(4,711)	(4,660)
Borrowings on debt	-	96,000
Payments on debt	(200,362)	(74,220)
Borrowings on convertible debt, to related parties	-	1,200,000
Payments on convertible debt	-	(1,100,000)
Cash proceeds from sale of series C preferred stock	450,000	750,000
Net cash flows provided by financing activities	244,927	867,120

Net increase (decrease) in cash	651,143	(341,103)
Cash and cash equivalents, beginning of period	182,337	523,441
Cash and cash equivalents, end of period	$833,480	$182,338

Cash paid during the period for:
Interest	$49,559	$85,255
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	$99	$108
Common stock issued for conversion of Series C Preferred Stock	10,000	15,030
Issuance of convertible debt for warrants	-	200,000
Issuance of vested stock	167	333
Forgiveness of related party convertible debt	-	100,000

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WMT and its wholly-owned subsidiaries: Wound Care Innovations, LLC a Nevada limited liability company (“WCI”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“Resorbable); and Innovate OR, Inc. (“InnovateOR”) formerly referred to as BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”). All intercompany accounts and transactions have been eliminated.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company recorded bad debt expense of  $10,735 and $6,461 in 2016 and 2015, respectively. The allowance for doubtful accounts at December 31, 2016 was $21,947 and the amount at December 31, 2015 was $20,388.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods, powders, gels and the related packaging supplies. The Company recorded inventory obsolescence expense of $152,547 in 2016 and $133,747 in 2015. The allowance for obsolete and slow moving inventory had a balance of $153,023 and $150,135 at December 31, 2016 and December 31, 2015, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed utilizing the straight-line method over the estimated economic life of the asset, which ranges from five to ten years. As of December 31, 2016, fixed assets consisted of $76,267 including furniture and fixtures, computer equipment, phone equipment and the Company websites. As of December 31, 2015, fixed assets consisted of $73,239 including furniture and fixtures, computer equipment, phone equipment and the Company websites. The depreciation expense recorded in 2016 was $9,852 and the depreciation expense recorded in 2015 was $8,999. The balance of accumulated depreciation was $41,328 and $31,477 at December 31, 2016 and December 31, 2015, respectively.

INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 and 2015 consisted of a patent acquired in 2009 with a historical cost of $510,310. The intangible asset is being amortized over its estimated useful life of 10 years using the straight-line method. Amortization expense recognized was $51,031 during 2016 and 2015.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants which were valued using the Black-Scholes Option Pricing Model, a level 3 input.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 6 “Intangible Assets.”

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities as of December 31, 2016	$-	$-	$44	$44
Derivative Liabilities as of December 31, 2015	$-	$-	$310	$310

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during 2016 and 2015, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 - GOING CONCERN

The Company has continuously incurred losses from operations, however, the operating loss in 2016 includes a significant nonrecurring expense in the amount of $818,665, primarily a non-cash loss on the issuance of warrants for services valued at $758,665. Without this non-cash expense, operating income was $342,918 for 2016. See NOTE 4 below for a discussion of this expense. On December 31, 2016, the Company has a working capital balance of $601,654. The Company has adopted a robust operating plan for 2017 that projects existing cash and future cash to be generated from operations will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months. However, minimal funding may be required at certain times during the year due to the timing of significant expenditures such as inventory purchases. The Company believes it will be able to obtain such funding, if required during 2017. We will also monitor our cash flow; assess our business plan; and make expenditure adjustments accordingly.

Based upon the Company's current ability to obtain additional financing or equity capital and to achieve profitable operations, it is not appropriate at this time to continue using the going concern basis.

NOTE 4 – OTHER SIGNIFICANT TRANSACTIONS

Evolution Partners LLC Letter Agreement

On April 26, 2016, the Company entered into a letter agreement with Evolution Venture Partners LLC (“EVP”) to serve as a strategic adviser together with Middlebury Securities, LLC (“Middlebury”) to serve as the exclusive placement agent to the Company in connection with the pursuit and execution of a “Financing Transaction” or “Strategic Transaction”. A Financing Transaction is defined as a single transaction or a series of related transactions, a private or public offering or issuance of equity securities or indebtedness of the Company for cash, assumption or incurrence of indebtedness, securities or other consideration with any party. A Strategic Transaction is defined as any acquisition, business combination, transfer or other disposition or any other corporate transaction involving the assets, intellectual property, securities or businesses of the Company, whether by way of a merger or consolidation, license, divestiture, reorganization, recapitalization or restructuring, issuance of indebtedness, tender or exchange offer, negotiated purchase, leveraged buyout, minority investment or partnership, joint venture, collaborative venture or otherwise with any party. A Strategic Transaction does not include any transaction identified or sourced internally by the Company or the Company’s Board of Directors and entered into in the Company’s ordinary course of business.

The initial term of the agreement is for a period of one (1) year from the execution of the agreement (the “Term”); provided, however, that such initial term will be extended for successive six (6) month periods unless terminated by written notice by either party. Furthermore, in the event within twelve (12) months following the expiration of the Term (such period, the “Tail Period”) the Company closes a Strategic Transaction or Financing Transaction with a person or entity contacted by EVP on behalf of the Company during the Term, then the Company shall pay and deliver to EVP all fees, expenses and warrants as though such transaction were consummated during the Term.

As compensation for these services, EVP received a one-time consulting fee of $60,000 plus a warrant to purchase up to 60 million shares of the common stock of the Company, (which number of shares was approximately 23% of the Company’s outstanding capital stock, calculated on a fully diluted basis, on the agreement date). The total amount of this expense was $818,665, consisting of the cash fee of $60,000 and the fair value of the warrants vested on the agreement dated recognized of $758,665, and is recognized in 2016 as “Other administrative expenses” in the Consolidated Statement of Operations.

The terms and conditions upon which the Warrant may be exercised, and the Shares covered thereby may be purchased, are as follows:

The exercise period of the Warrant is the period beginning on the date that the Warrant vests as provided below and ending at 5:00 p.m., Dallas, Texas time, on April 26, 2021, (the “Exercise Period”). EVP may only purchase shares that have vested (“Vested Shares”), which shares shall vest as follows:

20% of the shares were vested on the agreement date;

20% of the shares will vest and become exercisable upon the consummation by the Company of one or more Financing Transactions with gross proceeds of at least $5,000,000; it being agreed and understood that such gross proceeds will exclude capital invested or loaned to the Company by current investors, members of the Board or management of the Company and/or their respective affiliates (collectively, “Inside Investors”), but not to the extent third- party investors do not participate in such Financing Transaction in order to accommodate participation by the Inside Investors;

20% of the shares will vest and become exercisable upon the consummation by the Company of a Strategic Transaction (other than an Acquisition of the Company and other than a distribution agreement);

20% of the shares shall vest and become exercisable upon the Company’s execution of a material distribution agreement which constitutes a Strategic Transaction, which materiality threshold will be mutually agreeable to the Company and EVP / Middlebury;

20% of the shares shall vested and become exercisable upon the Company’s hiring of an executive officer or other key employee, which executive officer or key employee was identified by Service Provider or Service Provider played a meaningful role in such person’s hire as requested by the Company in writing, and only if, the Company and EVP / Middlebury mutually agree that such hire will materially enhance the Company; and

All non-vested shares will vest and become exercisable upon the consummation of an acquisition of the Company.

The agreement further provides that in the event the Company closes a Strategic Transaction during the Term, or closes a Strategic Transaction during the Tail Period with a person or entity contacted by EVP on behalf of the Company during the Term, the Company shall pay to EVP a cash fee equal to five percent (5%) of the transaction value of the Strategic Transaction. Furthermore, in the event the Company closes a Financing Transaction during the Term, or closes a Financing Transaction during the Tail Period with a person or entity contacted by EVP on behalf of the Company during the Term, the Company shall pay to EVP a cash fee equal to: (i) five percent (5%) of the amount of the gross proceeds from the equity sold in a Financing Transaction; and (ii) three percent (3%) of the amount of the gross proceeds from the debt sold in a Financing Transaction.

As of this date, there are no Financing Transactions or Strategic Transactions being considered by the Company and no such transactions have occurred.

Shipping and Consulting Agreement

On September 20, 2013, the Company entered into a Shipping and Consulting Agreement with WellDyne Health, LLC (“WellDyne”). Under the agreement, WellDyne agreed to provide certain storage, shipping, and consulting services, and was granted the right to conduct online resale of certain of the Company’s products to U.S. consumers. The agreement provided for an initial term of 3 years.

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

On June 4, 2015, the Company delivered written notice to WellDyne, terminating the Agreement pursuant to Section Five thereof and the termination was effective September 19, 2015.

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

On June 15, 2015, Wound Management Technologies, Inc. (the “Company”), together with certain of its subsidiaries, entered into a term loan agreement (the “Loan Agreement”) with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The proceeds of the Notes were used to pay off all outstanding unpaid principal and accrued but unpaid interest under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013, (as described in the Company’s Current Report on Form 8-K filed October 16, 2013, the “Brookhaven Note”). The Notes each carry an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes is due and payable on June 15, 2018.The Notes may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Notes may be converted, at the option of SRT and HRT, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.”).

NOTE 5 – NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Funds are advanced to the Company from various related parties. Other shareholders fund the Company as necessary to meet working capital requirements and is a summary of outstanding convertible notes due to related parties, including accrued interest separately recorded, as of December 31, 2016 and 2015:

				Accrued Interest
Related Party	Nature of Relationship	Term of the agreement	Principal amount	2016	2015
S. Oden Howell Revocable Trust ("HRT")	Mr. S. Oden Howell, Jr. became a member of the Board of Directors in June of 2015	The note is unsecured, bears interest at 10% per annum, matures June 18, 2018, and is convertible into shares of the Company's Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.	$600,000	$96,164	$32,877

James W. Stuckert Revocable Trust ("SRT")	Mr. James W. Stuckert became a member of the Board of Directors in September of 2015	The note is unsecured, bears interest at 10% per annum, matures June 18, 2018, and is convertible into shares of the Company's Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.	$600,000	$96,164	$32,877

Total			$1,200,000	$192,328	$65,754

On June 15, 2015, the Company used proceeds from the above mentioned notes (with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”) to pay off the negotiated outstanding unpaid principal to $1,100,000, accrued but unpaid interest and recognized $100,000 forgiveness of related party convertible debt under the Senior Secured Convertible Promissory Note issued to Brookhaven Medical, Inc. pursuant to a loan agreement dated October 11, 2013. The gain was accounted for as a capital transaction in 2015.

NOTES PAYABLE

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2016 and 2015:

		Principal Amount		Accrued Interest
Note Payable	Terms of the agreement	2016	2015	2016	2015
March 4, 2011 Note Payable	223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note is currently the subject of litigation (see Note 12 "Legal Proceedings")	$223,500	$223,500	$147,374	$117,915

Third Quarter 2012 Secured Subordinated Promissory Notes	Three notes in the aggregate principal amount of $110,000; (i) interest accrues at 5% per annum; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full. As of December 31, 2016, all of these notes remain due.	$104,571	$110,000	$8,200	$67,558

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) original maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of December 31, 2016, $11,300 of this note remains due.	$11,300	$11,300	$19,510	$14,748

Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month. Secured by fixed assets of the Company.	$300	$3,900	$-	$-

May 28, 2015 Promissory Note	$96,000 note payable (i) interest accrues at 10% per annum; (ii) original maturity date of May 28, 2016; (iii) amended maturity date of June 30, 2017	$74,667	$96,000	$-	$2,420

June 26, 2015 Convertible Promissory Note	$ 200,000 note payable which accrued interest at 5% per annum. The note was due September 26, 2016. The note was convertible, into common shares of the Company at the option of the Company at a rate equal to 90% of the volume weighted average price of the company's common stock for the 5 trading days preceding the date of conversion. As of December 31, 2016, the note is paid in full.	$-	$170,000	$-	$4,674

Total		$414,338	$614,700	$175,083	$207,315

On June 26, 2015, the Company entered into an Exchange Agreement with Tonaquint, Inc., a Utah corporation (“Tonaquint”), under which Tonaquint was issued a convertible promissory note (the “Note”) in exchange for the surrender of common stock warrants originally issued by the Company to Tonaquint pursuant to a Securities Purchase Agreement dated June 21, 2011. The Note in the original principal amount of $200,000, carried a 5% rate of interest, and matured on September 26, 2016. The Note provided for an initial cash installment payment of $10,000, with subsequent monthly cash installment payments beginning in December of 2015. Each such monthly installment payment could have been made, at the Company's option, in shares of common stock. Subject to certain conditions, the number of shares issuable in lieu of cash installment payments was to be determined based on a conversion price equal to 90% of the five-day volume weighted average trading price of the Company's common stock. The surrendered warrants were accounted for as derivatives with a fair value of $1,693 on the date of the exchange.

This resulted in a loss on the issuance of debt for warrants of $198,307 during the year ended December 31, 2015. The Company paid a total of $178,552 in cash under this note during the year ended December 31, 2016. In September 2016, the Company paid the final $10,000 in principal and $8,552 in accrued interest.

During each of the years ended December 31, 2016 and 2015, the Company paid a total of $3,600 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the year ended December 31, 2015, the Company paid the final $40,620 principal and $14,861 in accrued interest due on the MAH Holding note. (MAH Holding is controlled by a former major stockholder of the Company).

During the year ended December 31, 2016, the Company paid $26,762 principal and $49,559 in accrued interest for three of the non-related party notes. In June and July of 2016, two of the parties' notes were amended and they agreed to forgive a portion of the accrued interest in the amounts of $22,943 and $7,649 for a total of $30,592.

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

The activity for the intangible accounts is summarized below:

	2016	2015
Patent	$510,310	$510,310
Accumulated amortization	(369,974)	(318,944)
Patent, net of accumulated amortization	140,336	191,366

Total intangibles, net of accumulated amortization	$140,336	$191,366

The amount amortized for the year ended December 31, 2016 and 2015 was $51,030 and $51,031, respectively.

NOTE 7 – CUSTOMERS AND SUPPLIERS

WCI had two significant customers which accounted for approximately 18% and 14% of the Company’s sales in 2016 and had two significant customers which accounted for approximately 28% and 14% of the Company’s sales in 2015. The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

The Company purchases all inventory from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENTS

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. The licenses are limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds), and include any new product developments based on the licensed patent and processes and any continuations. The term of these licenses expires in 2018.

In consideration for the licenses, WCI agreed to pay Applied and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. The amounts listed in the two preceding sentences are the aggregate of amounts paid/owed to Applied and Petito) and the Company has paid the minimum aggregate annual royalty payments each year since 2008, including both 2016 and 2015. The total unpaid royalties as of December 31, 2016 and 2015, is $276,916 and $323,062, respectively.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine Consultant LLC and one of the principals of the LLC is Barry Constantine whom is a contract employee of the Company and holds the position of Director of R&D.

PREPAIDS FROM INVENTORY CONTRACTS

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

In November of 2016, ROP entered into a contract with the contract manufacturer of HemaQuell® product to purchase $13,787 of product. This amount was recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2016, based on the contractual obligation of the parties.

OFFICE LEASES

The Company’s corporate office is located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001. The lease was entered into in November of 2013. The lease expires on April 30, 2017 and requires base rent payments of $5,737 per month for months 1-17, $5,866 for months 18-29, and $5,995 for months 30-41.

In March of 2017, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102 and will be relocating our corporate offices there. The lease is to be effective upon completion of leasehold improvements (sometime in April 2017) and end on the last day of the fiftieth (50th) full calendar month following the effective date. Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703.

PAYABLES TO RELATED PARTIES

As of December 31, 2016 and 2015, the Company had outstanding payable to related parties totaling $93,655 and $21,099, respectively. The payables are unsecured, bear no interest and due on demand

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock issued or outstanding as of December 31, 2016 and 2015.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution. Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate. There were no Series B Shares issued or outstanding as of December 31, 2016 and 2015.

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

The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of December 31, 2016 and December 31, 2015, there were 85,646 and 80,218 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2016 and December 31, 2015 there were 0 shares of Series D Preferred Stock issued and outstanding. On September 3, 2014, the company increased its authorized common stock to 250,000,000 shares. As a result, all outstanding Series D preferred shares were converted to common stock.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2016, there were no shares of Series E Preferred Stock issued and outstanding.

During the year ended December 31, 2015, the company issued 11,310 shares of Series C preferred stock to Directors of the Company for cash proceeds of $750,000.

During the year ended December 31, 2016, the company issued 6,428 shares of Series C preferred stock to Directors of the Company for cash proceeds of $450,000.

The Series C preferred stock earned dividends of $261,716 and $268,772 for the years ended December 31, 2016 and December 31, 2015, respectively. As of the date of this filing, no Series C preferred stock dividends have been declared or paid.

During the year ended December 31, 2013, the Company granted an aggregate of 15,000 shares of Series D preferred stock to employees and nonemployees for services. 13,000 of the shares were granted to employees and vest immediately upon grant, 1,000 of the shares were granted to an employee and vest in equal tranches over three years through October 1, 2016 and 1,000 of the shares were granted to a nonemployee and vest in equal tranches over three years through September 15, 2016. The aggregate fair value of the awards was determined to be $1,046,669 of which $925,787 was previously recognized, $79,318 was recognized during the year ended December 31, 2014, $6,628 less net forfeitures of $19,173 was recognized during the year ended December 31, 2015, $8,109 was recognized during the year ended December 31, 2016 and all shares have vested, no further expense to be recognized.

During the year ended December 31, 2014, the Company granted an aggregate of 1,000 shares of Series D preferred stock to two employees according to the terms of their employment agreements. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $120,000. During the years ended December 31, 2016 and 2015, $6,806 and $25,193 was expensed. Net forfeitures of $17,135 was recognized during the year ended December 31, 2016. A total of 667 shares are vested and no further expense is to be recognized.

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

Under the award, the nonemployee was also granted an aggregate of 800,000 additional shares which vest in tranches of 300,000, 250,000 and 250,000 upon the achievement of certain revenue targets. No expense was recognized for these additional shares during the year ended December 31, 2016.

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

On March 31, 2016 the Company issued 1,098,904 shares of common stock in conversion of 1,000 shares of Series C Preferred stock and $6,924 of related dividends.

On October 26, 2016, the Company issued 1,150,000 shares of common stock valued at $57,500 to employees. During the year ended December 31, 2016, an aggregate of 499,967 common shares were issued upon the vesting of previously granted stock awards and the Company recorded a net reversal of $2,220 of stock-based compensation related to the amortization of stock awards to employees and nonemployees net of reversal of the unvested portion of forfeited awards.

On October 26, 2016, the Company agreed to grant three tranches of shares of common stock, 250,000, 250,000, and 250,000 to a sales consultant which are to be earned upon meeting specific performance measures agreed upon. The measures include achieving three specific sales targets per month for 3 consecutive months. The first one of these was earned January 31st, 2017, and 250,000 shares were granted in March 2017.

During the year ended December 31, 2016, an aggregate of 166,667 shares of fully vested common stock under previously issued stock awards was returned and cancelled. The share cancellation was recognized at par value.

WARRANTS

At December 31, 2016, there were 67,246,300 warrants outstanding with a weighted average exercise price of $0.12. At December 31, 2015, there were 9,736,844 warrants outstanding with a weighted average exercise price of $0.19.

A summary of the status of the warrants granted at December 31, 2016 and 2015 and changes during the years then ended is presented below:

For the Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,736,844	$0.19
Granted	60,000,000	0.12
Exercised	-	-
Forfeited	-	-
Expired	(2,490,544)	0.60
Outstanding at end of period	$67,246,300	$0.23

For the Year Ended December 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,936,844	$0.37
Granted	-	-
Exercised	-	-
Forfeited	(800,000)	0.62
Expired	(400,000)	0.55
Outstanding at end of period	9,736,844	$0.19

The following table summarizes the outstanding warrants as of December 31, 2016:

	As of December 31, 2016			As of December 31, 2016
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	2	$0.06	4,500,000	$0.06
0.08	550,000	1	0.08	550,000	0.08
0.09	625,000	1	0.09	625,000	0.09
0.12	60,000,000	4	0.12	12,000,000	0.12
0.15	1,571,300	1	0.15	1,571,300	0.15
$0.06 -.15	67,246,300	4	$0.12	19,246,300	$0.12

The following table summarizes the outstanding warrants as of December 31, 2015:

	As of December 31, 2015			As of December 31, 2015
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	3	$0.06	4,500,000	$0.06
0.08	550,000	2	0.08	550,000	0.08
0.09	625,000	2	0.09	625,000	0.09
0.15	1,571,300	2	0.15	1,571,300	0.15
0.44	1,515,544	1	0.44	1,515,544	0.44
0.60	975,000	1	0.60	975,000	0.60
$0.06 -.60	9,736,844	2	$0.19	9,736,844	$0.19

STOCK OPTIONS

A summary of the status of the stock options granted for the years ended December 31, 2016 and 2015, and changes during the period then ended is presented below:

For the Year Ended December 31, 2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,093,500	$0.23

For the Year Ended December 31, 2015
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	943,500	$0.15
Granted	150,000	(a)
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,093,500	$0.15

(a) On January 1, 2015, the Company granted three tranches of options, 25,000, 25,000, and 100,000 which vest upon meeting specific performance measures agreed upon. The measures include achieving three specific sales targets per month for 3 consecutive months. The exercise price and expiration date of each tranche will be set upon achieving the targets. As of the date of this filing the performance measures have not been met. As a result, the exercise price is undetermined and these options are excluded from the calculation of weighted average remaining life.

The following table summarizes the outstanding options as of December 31, 2016:

	As of December 31, 2016			As of December 31, 2016
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1.75	$0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1.63	$0.15	943,500	$0.15

The following table summarizes the outstanding options as of December 31, 2015:

	As of December 31, 2015			As of December 31, 2015
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1.63	$0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1.63	$0.15	943,500	$0.15

(a) On January 1, 2015, the Company granted three tranches of options, 25,000, 25,000, and 100,000 which vest upon meeting specific performance measures agreed upon. The measures include achieving three specific sales targets per month for 3 consecutive months. The exercise price and expiration date of each tranche will be set upon achieving the targets. As of the date of this filing the performance measures have not been met. As a result, the exercise price is undetermined and these options are excluded from the calculation of weighted average remaining life.

NOTE 10 – DERIVATIVE LIABILITIES

During 2016 and 2015, the Company had outstanding common stock warrants that contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price. In addition, the Company also had outstanding convertible notes payable to various lenders that were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock.

As of December 31, 2016, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification. Accordingly, the warrants and conversion options are treated as derivative liabilities and are carried at fair value. As of December 31, 2016, some of the outstanding common stock warrants with the anti-dilution provision remained outstanding.

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the Black-Scholes Option Pricing Model assuming maximum value, a Level 3, input, with the following assumptions used:

Year	2016	2015
Dividend yield:	0%	0%
Expected volatility	146.67 to 110.19%	133.81 to 167.50%
Risk free interest rate	0.00 to 1.07%	.13% to 1.07%
Expected life (years)	0.00 to 0.56	0.00 to 1.57
The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2016 and 2015:

Balance, December 31, 2014	$(1,708)
Derivative warrants exchanged for debt	1,693
Loss on change in fair value of derivative liabilities	(325)
Balance, December 31, 2015	(310)
Loss on change in fair value of derivative liabilities	266
Balance, December 31, 2016	$(44)

The aggregate gain (loss) on derivative liabilities for the years ended December 31, 2016 and December 31, 2015 was $266 and ($295), respectively.

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

The unexpired net operating loss carry forward at December 31, 2016 is approximately $34,650,000 with various expiration dates between 2018 and 2036 if not utilized. All tax years starting with 2013 are open for examination.

Non-current deferred tax asset:

	2016	2015
34% of Net operating loss carry forwards	$11,781,690	$11,776,321
Valuation allowance	(11,781,690)	(11,776,321)
Net non-current deferred tax asset	-	-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2016 and 2015 are listed below.

	2016	2015
Expected federal income tax benefit	$141,354	$450,287
Change in valuation allowance	(5,369)	(808,294)
Goodwill amortization	142,386	142,386
Derivative gain	90	(67,524)
Other	(1,720)	298,303
Stock-based compensation	(276,741)	(15,158)
Income tax expense (benefit)	$0	$0

The Company has no tax positions at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.

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

The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum, an additional one-time charge of $20,000 due on maturity, the issuance of 200,000 shares of stock as interest, and a $1,000 per day late fee for each day the principal and interest is late. It is our contention that these sums make the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness. Furthermore, we have filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full. In addition, Wound Management is seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remains unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note. The case was set for trial for the week of October 21, 2013, but after three (3) days of trial before a jury, the judge declared a mistrial. The case was subsequently reset for trial for the week of December 1, 2014 and the judge again declared a mistrial. The case is currently set for trial the week of May 15, 2017. Subsequent to October 21, 2013, Ken Link amended his pleadings and alleges that Wound Management Technologies, Inc. never intended to pay the $223,500 promissory note and sought damages for fraud and the loss of the benefit of the bargain relating to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. On September 4, 2015, Ken Link again amended his pleadings once again seeking the sums he says are owed to him that were advanced to him in the amount of $223,500. It is unclear if he is suing on the note or not, but it appears he is. We are taking steps to vigorously defend this matter, however, we are unable at this time to determine the ultimate outcome of this matter or determine the effect it may have on our business, financial condition or result of operations.

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP: Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas against Fox Lake Animal Hospital, PSP and Bohdan Rudawksi, Trustee of the Fox Lake Animal Hospital, PSP. The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000, but the loan actually loaned for a 6-month period was $25,000, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would be excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note. In the opinion of counsel, the counterclaim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

Wound Management Technologies, Inc. v. Bohdan Rudawski: Wound Management Technologies, Inc. instituted litigation in Cause No. 352-263856-13 in the 352nd District Court of Tarrant County, Texas against Bohdan Rudawksi. The case has been postponed until September of 2016. The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Bohdan Rudawski involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $156,000, but the loan actually loaned for a 6-month period was $100,000, charging an effective interest rate of over 100% which violates the provisions of the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Bohdan Rudawski has filed an answer and alleges there was not an absolute obligation to repay the note, attempting to defeat the usury claim. Bohdan Rudawski has further asserted that the claims violate the Federal Securities Exchange Act and allege fraud of inducement in entering into the promissory note. In the opinion of counsel, that counter-claim is without merit. Wound Management Technologies, Inc. will pursue this case to final judgment.

The 352nd Judicial District Court entered an order in December, 2016 consolidating the Bohdan Rudawski case and the Fox Lake Animal Hospital case into the 352nd Court case. This case is currently set for trial for the week of June 19, 2017.

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

NOTE 13 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the capital lease were $4,733 and $4,504 during 2016 and 2015, respectively. At December 31, 2016, a total lease liability of $3,766 remained which will be due in full during 2017.

NOTE 14 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all significant events or transactions that occurred after December 31, 2017, are outlined below:

On March 9, 2017, the Company issued 150,000 shares of common stock to each of the Company’s four Board Directors, (a total of 600,000 shares valued at $42,000).

On March 10, 2017, the Company issued 250,000 shares of common stock valued at $17,500 to a contract consultant upon achievement of specified revenue targets which occurred January, 31, 2017.

On March 10, 2017, the Company issued 715 shares of Series C preferred stock in exchange for cash in the amount of $50,050.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B. OTHER INFORMATION

On March 10, 2017, WTI and John Siedhoff, the chairman of the Company’s Board of Directors, entered into an amendment to the Consulting Agreement, dated April 25, 2016, by and between the Company and Mr. Siedhoff (the “Amendment”). The Amendment: (i) changes the name of the consultant under the Consulting Agreement from John Siedhoff to Twin Oaks Equities, LLC (an entity controlled by Mr. Siedhoff), and(ii) increases the monthly compensation payable under the Consulting Agreement from $15,000 to $20,000, effective as of January 1, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages, and positions of the current directors of the Company.

NAME	AGE	POSITION	YEAR FIRST ELECTED
S. Oden “Denny” Howell Jr.	77	Director	2015
Dr. Philip J. Rubinfeld	61	Director	2010
John Siedhoff	57	Director	2014
James Stuckert	79	Director	2015

S. Oden “Denny” Howell, Jr. is a long-time investor in pharmaceutical and medical device companies, as well as a past director of a pharmaceutical company. Mr. Howell currently serves (and has served since 1972) as President of Howell & Howell Contractors, Inc., a renovation contractor, and industrial and commercial painting contractor. He is also (a) the Secretary/Treasurer of LCM Constructors, Inc., a general construction company, (b) Secretary/Treasurer of SemperFi Constructors, LLC, a service-disabled, veteran-owned small business, (c) Chairman of Keller Manufacturing Company, (d) Chairman of PDD, LLC, (e) Director of THV Holdings, LLC, and (f) Trustee of Lindsey Wilson College in Columbia, Kentucky.

Dr. Philip J. Rubinfeld has served as the (a) Director of Anesthesiology and Pain Management at Surgery Center of Northwest Jersey, LLC since 2001, and (b) Medical Director and Director of Anesthesiology at Specialty Surgical Center, LLC since 2007. Dr. Rubinfeld has also worked in private practice specializing in pain management since 1996.

John Siedhoff earned a Bachelor of Science Degree in Mechanical Engineering from Iowa State University, and spent the next 12 years working for Fluor Corporation and Controls Southeast, Inc. in the design, manufacture and installation of high temperature, high pressure piping systems for oil refineries and petrochemical plants. Mr. Siedhoff’s turnaround and merger and acquisition experience started as Chief Operating Officer of Enduro Systems, Inc., where he acquired companies to vertically integrate material handling operations including the weighing, conveying, and filling of oil refined products, and the rapid loading of grain.

James W. Stuckert Since 2004, Mr. Stuckert has been a Senior Executive of J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a full service financial asset management firm located in 13 Midwestern states. Mr. Stuckert joined Hilliard Lyons in 1962 and served in several capacities including Chief Executive Officer prior to being named Chairman in December of 1995. He served as Chairman from December of 1995 to December of 2003. Mr. Stuckert holds a Bachelor of Science degree in Mechanical Engineering and a Master of Business Administration degree from the University of Kentucky. He is a long term investor in the Company, as well as a former Board Member of (a) Royal Gold, Inc. (for 24 years), (b) SenBanc Fund (where he served as Chairman), (c) Board Member of DataBeam, Inc., and (d) the Securities Industry Association. In the past, he has served as (a) a member of the Nominating Committee of the New York Stock Exchange, (b) Chair of the Regional Firms Committee of the Security Industry Association (SIA), (c) a member of the Board of Trustees of the University of Kentucky (where he served as Vice Chair and Chair of the Finance Committee), and (d) Chair of an Investment Committee for a hospital group with investable assets totaling in excess of $1.2 Billion.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME	AGE	POSITION
Deborah Jenkins Hutchinson	58	President
J. Michael Carmena	61	Chief Financial Officer
Cathy Bradshaw	64	President of WCI

Deborah Jenkins Hutchinson has served as the Company’s President since October 16, 2013. She previously served as the Company’s President from January 12, 2010 until March 20, 2012. From 2005 until January 12, 2010, she served various entities in various capacities, including most recently, as President of Virtual Technology Licensing, LLC (“Virtual Technology”). Prior to joining Virtual Technology, she was (a) the Managing Member of Cognitive Communications, LLC, a business consulting company, and (b) Special Consultant to Health Office India for strategy development and operations assistance for work with U.S. clients in medical transcription and coding services. Ms. Hutchinson is currently on the Board of Directors of Private Access, Inc.

J. Michael Carmena has served as the Company’s Chief Financial Officer since December 8, 2016. From 2010 until 2013, Mr. Carmena served as Senior Director, Business & Sales Operations, of Smith and Nephew plc, formerly known as Healthpoint Biotherapeutics. Mr. Carmena previously served Healthpoint Biotherapeutics as Senior Director, Finance & Administration (from 2008 to 2010) and as Controller (from 1998 to 2008).

Cathy Bradshaw serves as the President of WCI. Ms. Bradshaw has over 25 years of healthcare management experience in homecare, pharmacy & infusion services, long term care, and durable medical equipment (DME) suppliers, including serving as SE Regional VP at Ivonyx, Inc. (home infusion) and Sr. VP of Managed Care/Contracting at Flag Ship Home Health in Florida. Cathy is responsible for the Science and Technology of CellerateRX®.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports with the SEC of ownership and changes in ownership of our common stock and other equity securities of the Company. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, during the fiscal year ended December 31, 2016, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: Ms. Hutchinson had a delinquent Form 4 filing on March 31, 2017 for an issuance of 500,000 shares of Common Stock that occurred on October 24, 2016; Mr. Stuckert had a delinquent Form 4 filing on March 10, 2016 for an issuance of 1,071 shares of Series C Preferred Stock that occurred on February 9, 2016; Mr. Howell had a delinquent Form 4 filing on March 10, 2016 for an issuance of 1,071 shares of Series C Preferred Stock that occurred on February 9, 2016; Mr. Stuckert had a delinquent Form 4 filing on April 20, 2016 for issuance of 2,143 shares of Series C Convertible Preferred Stock that occurred on March 30, 2016, and the transfer of 1,500,000 shares of common stock from a trust of which Mr. Stuckert is the trustee to a trustee of which Mr. Stuckert’s spouse is the trustee that occurred on April 5, 2016; and Mr. Howell had a delinquent Form 4 filing on April 20, 2016 for an issuance of 2,143 shares of Series C Convertible Preferred Stock that occurred on March 30, 2016.

Independent Directors

The Board consists of non-management directors. Three of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards. (Mr. Siedhoff may be deemed not to be independent by virtue of compensation received pursuant to his consulting agreement with the Company.) Under the NASDAQ’s listing standards, no director qualifies as independent unless the Board affirmatively determines that he or she has no material relationship with the Company. Based upon information requested from and provided by each director concerning their background, employment, and affiliations, including commercial, banking, consulting, legal, accounting, charitable, and familial relationships, the Board has determined that, other than being a director and/or shareholder of the Company, each of the independent directors named above has either no relationship with the Company, either directly or as a partner, shareholder, or officer of an organization that has a relationship with the Company, or has only immaterial relationships with the Company, and is independent under the NASDAQ’s listing standards.

Meetings and Committees of the Board

Our business is managed under the direction of the Board. The Board meets on a regular basis—at least quarterly—to review significant developments affecting the Company and to act on matters requiring the approval of the Board. In addition to regularly scheduled meetings, the Board also holds special meetings when the Company faces a matter requiring attention or action by the Board. The Board does not currently have a standing audit, compensation, nominating or governance committee, and the entire Board performs the functions of each such committees, participating in all relevant decisions thereof. It is the expectation of the Company that, upon election of new directors, it will be able to form standing committees so as to more efficiently perform the various functions of such committee, and that each such committee will adopt a charter as appropriate and make such charter available on the Company’s website. The Company further recognizes that none of its directors currently qualifies as an audit committee financial expert. The Board continues to search for qualified candidates to fill such role.

Nominations

The existing directors work to identify qualified candidates to serve as nominees for director. When identifying director nominees, the Board may consider, among other factors, the potential nominee’s reputation, integrity, independence from the Company, skills and business, government or other professional acumen, bearing in mind the composition of the Board and the current state of the Company and the industry generally. The Board may also consider the number of other public companies for which the person serves as director; and the availability of the person’s time and commitment to the Company. In the case of current directors being considered for re-nomination, the Board will also take into account the director’s tenure as a member of the Board, the director’s history of attendance at meetings of the Board and the director’s preparation for and participation in such meetings.

Shareholders seeking to nominate director candidates may do so by writing the Corporate Secretary of the Company and giving the recommended candidate’s name, biographical data and qualifications, if such recommendations are submitted by shareholders in compliance with the Company’s Bylaws.

Following identification of the need to replace, add or re-elect a director to the Board, and consideration of the above criteria and any shareholder recommendations, the Board will submit its recommended nominees to the shareholders for election. The Board utilizes this process, rather than a formal nominations committee, because they have found that, for the Company, the functions of a nominations committee are more than adequately fulfilled by this process.

Board Leadership Structure

There are currently no lead independent directors serving on the Board.

Our Board leadership structure is commonly utilized by other public companies in the U.S., and we believe that it is effective. This leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among the President, the Chief Financial Officer and the independent directors. Of the four members of our Board, all are independent from management.

Risk Management

The Board is responsible for overseeing the Company’s management and operations. The Board serves in the role of an audit committee, fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, the performance of the Company’s internal audit function, and risk assessment and risk management. We believe that the Board provides effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer term horizon. Then, plans are developed to deal with the risks identified. In addition, members of our management team periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management team is responsible for the Company’s day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Meeting Attendance

During the fiscal years ended December 31, 2016 and December 31, 2015, the Board held three and four Board meetings, respectively. During 2016 and 2015, each director (once appointed) attended all Board meetings, (no director attended fewer than 75% of the meetings), and no director received any compensation in 2015 for service to the Company as a director. In 2016 one director received compensation for service. See “Director Compensation” under “Item 11. Executive Compensation.” The Company encourages, but does not require, directors to attend the annual meeting of shareholders; however, such attendance allows for direct interaction between shareholders and members of the Board.

Code of Ethics

On April 2, 2012, the Company adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The Code of Ethics can be found on our website at http://wmgtech.com under the Investor Relations tab.

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

All such communications will be reviewed initially by the Corporate Secretary. The Corporate Secretary will forward to the appropriate director(s) all correspondence, except for items of the following nature:

  ● advertising;
  ● promotions of a product or service;
  ● patently offensive material; and
  ● matters completely unrelated to the Board’s functions, Company performance, Company policies or that could not reasonably be expected to affect the Company’s public perception.

The Corporate Secretary will prepare a periodic summary report of all such communications for the Board. Correspondence not forwarded to the Board will be retained by the Company and will be made available to any director upon such director’s request.

ITEM 11. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Lutz, Jr (a)	2015	138,068	-	-	-	-	-	-	138,068

Deborah J. Hutchinson (b)	2015	150,000	-	-	-	-	-	-	150,000
	2016	200,000	-	25,000	-	-	-	-	225,000

Darren Stine (c)	2015	118,333	-	15,000	-	-	-	-	133,333
	2016	120,000	-	20,000	-	-	-	-	140,000

Cathy Bradshaw (d)	2015	120,000	-	-	-	-	-	-	120,000
	2016	120,000	-	-	-	-	-	-	120,000

J. Michael Carmena (e)	2016	8,636	-		-	-	-	-	8,636

Notes to Summary Compensation Table

(a)                 Robert Lutz Jr. resigned as CEO and Chairman of the Board effective November 30, 2015.

(b)                 Deborah J. Hutchinson was appointed as the Company’s President effective October 16, 2013.

(c)                 Darren Stine resigned from his position as the Company’s Chief Financial Officer effective December 2, 2016.

(d)                 J. Michael Carmena was appointed as the Company’s Chief Financial Officer effective December 8, 2016.

(e)                 Cathy Bradshaw is the President of WCI and, because the Company’ primary focus has been concentrated within this subsidiary, her compensation is included in this Executive Compensation disclosure.

Employment Agreements

None of our executive officers listed above has an employment agreement or an agreement containing change in control provisions with the Company or its subsidiaries and there are no verbal agreements with any of these executives (or other employees) regarding their employment or compensation. No executive officer listed above is entitled to payments upon termination or a change in control.

In December 2016, Deborah Hutchinson, Mandy Muse, Sheila Schultz and Jonathan Knickerbocker received a stock grant for 500,000, 250,000, 250,000 and 150,000 shares respectively. All shares vested immediately.

In March of 2015, Mr. Darren Stine received a grant of 250,000 shares of common stock, which were vested immediately.

Director Compensation

2016 DIRECTOR COMPENSATION TABLE

Name	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
S. Oden “Denny” Howell Jr.
Dr. Philip J. Rubinfeld
John Siedhoff					$290,000	$290,000
James Stuckert

We reimburse each director for reasonable travel expenses related to such director’s attendance at Board and committee meetings. In the years 2015 and 2016, the Company did not issue any equity compensation to the members of its Board in respect of their service thereon. On February 27, 2017, the Company awarded a for Board members 150,000 shares of the Company’s Common Stock, (600,000 shares total) for services. In the future, the Company might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

The Company does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors. In April of 2016, the Company engaged one director as a consultant and paid monthly fees per contract terms. No other or additional compensation for services were paid to any of the other directors during 2015 and 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards as of December 31, 2016, for our named executive officers and directors. We do not currently have an equity incentive plan; therefore, these columns have been omitted from the following table.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Dr. Philip J. Rubinfeld	18,750	—	0.15	9/11/2017	—	—
Deborah J. Hutchinson	18,750	—	0.15	9/11/2017	—	—
Cathy Bradshaw (1)	200,000	—	0.15	8/17/2017	—	—
	237,500	—			—	—

Footnotes to Outstanding Equity Awards table:

(1)
Ms. Bradshaw’s 200,000 stock purchase options issued on August 17, 2012, vested over a three-year period beginning on the first anniversary of issuance. Additionally, Ms. Bradshaw was issued 1,000 shares of Series D Preferred Stock pursuant to a restricted stock agreement on November 13, 2013, and such shares vested over a three-year period. On September 3, 2014, the outstanding shares of Series D preferred stock were automatically converted into shares of the Company’s common stock.

Pension Benefits

The Company does not sponsor any pension benefit plans and none of the named executive officers contribute to such a plan.

Non-Qualified Deferred Compensation

The Company does not sponsor any non-qualified defined compensation plans or other non-qualified deferred compensation plans and none of the named executive officers contribute to any such plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2017, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 31, 2017, (a) there were 110,540,387 shares of common stock issued and outstanding, with 4,089 shares held as treasury stock, (b) 85,646 shares of Series C Preferred Stock issued and outstanding, and (c) 0 shares of Series D Preferred Stock issued and outstanding

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Applied Nutritionals, LLC 1890 Bucknell Drive, Bethlehem, PA 18015	6,000,000	5.43%	—	—
Robert Lutz Jr (1) 5431 Ursula Ln Dallas, TX 75229	6,250,000	5.65%	—	—

(1) Mr. Robert Lutz Jr. may be deemed to beneficially own 250,000 shares of stock held by his wife. Ownership of Preferred Stock includes 3,257 shares of Series C Preferred Stock. Mr. Lutz resigned as CEO and Chairman of the Board November, 30, 2015.

	Common Stock		Preferred Stock
OFFICERS AND DIRECTORS:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
James W Stuckert (2)	13,901,755	12.58%	39,956	46.65%
S. Oden “Denny” Howell Jr. (3)	400,000	0.36%	24,137	28.18%
Dr. Philip J. Rubinfeld (4)	618,750	0.56%	1,723	2.01%
Cathy Bradshaw (5)	1,450,000	1.31%	—	—
Deborah J. Hutchinson (6)	2,768,750	2.50%	—	—
John Siedhoff	7,150,000	6.47%	—	—
All directors and executive officers as a group (6 persons)	26,289,255	23.78%	65,816	76.85%

(2) Mr. James W. Stuckert may be deemed to beneficially own 2,900,000 shares held by Diane V Stuckert Rev TR of which Mr. Stuckert’s wife is the trustee. Also reflects 270,000 shares issuable upon the exercise of warrants and/or options.

(3) Reflects 250,000 shares issuable upon the exercise of warrants and/or options.shares of Series C Preferred Stock. 18,750 shares issuable upon the exercise of warrants.
(4) Reflects 118,750 shares issuable upon the exercise of warrants and/or options. Ownership of Preferred Stock includes 1,723 shares of Series C Preferred Stock.
(5) Reflects 200,000 shares issuable upon the exercise of warrants and/or options.
(6) Reflects 18,750 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the officer and director compensation arrangements disclosed herein, the Company was involved in the following transactions with related parties during fiscal years 2015 or 2016. Funds are advanced to the Company from various related parties, including shareholders who fund the Company as necessary to meet working capital requirements and expenses.

In October of 2014, the note payable to MAH Holding, LLC (“MAH”) in the principal amount of $40,620 was acquired by an unrelated third party and settled on October 1, 2015.

In June of 2015, Mr. S Oden Howell, Jr. was elected to the Board and Mr. Howell is the holder of a convertible note payable in the principle amount of $600,000 and accrued interest of $96,164 through year end December 31, 2016.

In September of 2015, Mr. James Stuckert was elected to the Board and Mr. Stuckert is the holder of a convertible note payable in the principle amount of $600,000 and accrued interest of $96,164 through year end December 31, 2016.

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2016:

Related Party	Nature of Relationship	Terms of the Agreement	Principal Amount	Accrued Interest
S. Oden Howell Revocable Trust	Mr. S. Oden Howell, Jr. became a member of the Board in June of 2015.	See “June 15, 2015 Convertible Promissory Note”.	600,000	96,164

James W. Stuckert Revocable Trust	Mr. James W. Stuckert became a member of the Board in September of 2015.	See “June 15, 2015 Convertible Promissory Note”.	600,000	96,164
Total			$1,200,000	$192,328

Three of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards. Mr. Siedhoff may be deemed not to be independent by virtue of compensation received pursuant to his consulting agreement with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We engaged MaloneBailey, LLP to conduct our audits for the years ended December 31, 2016 and December 31, 2015, and our audit fees for services performed were $51,500 and $51,500, respectively.

Tax Fees. We engaged Pritchett, Siler & Hardy, P.C. as our accountants and our tax fees for services performed for the years ended December 31, 2016 and December 31, 2015, were $13,238 and $12,532, respectively.

All Other Fees. None.

Consideration of Non-audit Services Provided by the Independent Auditors. The Board has considered whether the services provided for non-audit services are compatible with maintaining MaloneBailey, LLP’s independence, and has concluded that the independence of such firm has been maintained.

Audit Committee Pre-Approval Policy

The policy of the Board, in its capacity as the Company’s audit committee, is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Board approved all of the fees described above. The Board may also pre-approve particular services on a case-by-case basis. The independent public accountants are required to periodically report to the Board regarding the extent of services provided by the independent public accountants in accordance with such pre-approval. The Board may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Board at the next scheduled Board meeting.

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

4.1
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed November 30, 2007)

4.2
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010)

4.3
Wound Management Technologies, Inc. 2010 Omnibus Long Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

4.4
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2014 amending the Company’s Current Report on Form 8-K filed October 15, 2013)

4.5
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2013)

10.1
Term Loan Agreement dated June 15, 2015 by and among Wound Management Technologies, Inc., Wound Care Innovations, LLC, Resorbable Orthopedic Products, LLC, Biopharma Management Technologies, Inc., The James W. Stuckert Revocable Trust and The S. Oden Howell Revocable Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.2
Senior Secured Convertible Promissory Note dated June 15, 2015 in Favor of The James W. Stuckert Revocable Trust (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.3
Senior Secured Convertible Promissory Note dated June 15, 2015 in Favor of The S. Oden Howell Revocable Trust (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 18, 2015)

10.4
Exchange Agreement dated June 26, 2015, by and between Wound Management Technologies, Inc. and Tonaquint, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed August 17, 2015)

10.5
Convertible Promissory Note dated June 26, 2015 by and between Wound Management Technologies, Inc. and Tonaquint, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed August 17, 2015)

10.6
Letter Agreement dated April 26, 2016 by and between Wound Management Technologies, Inc., Evolution Venture Partners, LLC and Middlebury Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2016)

10.7
Consulting Agreement dated April 25, 2016 by and between Wound Management Technologies, Inc. and John Siedhoff (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2016)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

April 4, 2017	By:	/s/ J. Michael Carmena
J. Michael Carmena
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deborah J. Hutchinson	President (Principal Executive Officer)	April 4, 2017
Deborah J. Hutchinson

/s/ J. Michael Carmena	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2017
J. Michael Carmena

/s/ Dr. Philip J. Rubinfeld	Director	April 4, 2017
Dr. Philip J. Rubinfeld

/s/ James W. Stuckert	Director	April 4, 2017
James W. Stuckert

/s/ Mr. John Siedhoff	Director	April 4, 2017
Mr. John Siedhoff

/s/ Oden Howell, Jr.	Director	April 4, 2017
Oden Howell, Jr.