Form 10-Q
period 2017-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2017-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

Commission File No. 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Summit Avenue
Suite 414
Fort Worth, Texas 76102
(Address of principal executive offices)
(817) 529-2300
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

As of May 12, 2017, 110,540,387 of the Issuer's $.001 par value common stock were issued and 110,536,298 shares were outstanding.

Wound Management Technologies, Inc. and Subsidiaries

Form 10-Q

Quarter Ended March 31, 2017

Page
Part I – Financial Information

Item 1. Financial Statements	3

Unaudited Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

ITtem 1A Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults upon Senior Securities	13

Item 4. Mine Safety Disclosures	3

Item 5. Other Information	13

Item 6. Exhibits	14

Signatures	15

Part I – Financial Information

Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016

(Unaudited)

Assets	March 31, 2017	December 31, 2016
Current Assets:
Cash	$531,194	$833,480
Accounts receivable, net of allowance for bad debt of $19,946 and $21,947	660,464	744,044
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence for $126,145 and $153,023	301,811	348,457
Prepaid and other assets	207,296	19,782
Total Current Assets	1,751,015	1,996,013

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $48,683 and $41,328	142,120	34,939
Intangible assets, net of accumulated depreciation of $382,733 and $369,974	127,577	140,336
Total Long-term assets	269, 697	175,275

Total Assets	$2,020,712	$2,171,288

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$195,567	$238,229
Accounts payable - Related Parties	45,108	93,655
Accrued royalties and dividends	93,750	276,916
Current lease obligation	2,640	3,766
Accrued interest	402,425	367,411
Derivative liabilities	178	44
Notes payable	341,507	414,338
Total current liabilities	1,081,175	1,394,359

Long-term liabilities
Convertible notes payable - Related Parties	1,200,000	1,200,000
Total long-term liabilities	1,200,000	1,200,000

Total liabilities	2,281,175	2,594,359

Stockholders’ deficit
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 86,361 issued and outstanding as of
March 31, 2017, and 85,646 issued and outstanding as of December 31, 2016	863,610	856,460
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 110,540,387 issued and 110,536,298 outstanding as
of March 31, 2017, and 109,690,387 issued and 109,686,298 outstanding as of December 31, 2016	110,540	109,690
Preferred Stock Subscription	-	-
Additional paid-in capital	45,924,120	45,822,570
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,146,694)	(47,199,752)
Total stockholders' deficit	(260,463)	(423,071)

Total liabilities and stockholders’ deficit	$2,020,712	$2,171,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	March 31, 2017
	2017	2016

Revenues	$1,605,246	$1,095,223

Cost of goods sold	173,702	190,643

Gross profit	1,431,544	904,580

Operating expenses
Selling, general and administrative expense	1,350,062	746,401
Depreciation and amortization	20,113	15,154
Bad debt expense	3,110	4,159
Total operating expenses	1,373,285	765,714

Operating income	58,259	138,866

Other income / (expense)
Debt forgiveness	39,709	-
Change in fair value of derivative liability	(134)	34
Other income	27	-
Interest expense	(44,803)	(48,625)
Total other income / (expense)	(5,201)	(48,591)

Net income	53,058	90,275

Series C preferred stock dividends	(12,936)	(73,269)

Net loss available to common stockholders	$40,122	$17,006

Basic income per share of common stock	$0.00	$0.00

Diluted income per share of common stock	$0.00	$0.00

Weighted average number of common shares outstanding, basic	109,983,165	107,974,738

Weighted average number of common shares outstanding, diluted	207,423,800	108,600,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	March 31
	2017	2016

Cash flows from operating activities:
Net income	$53,058	$90,275
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	20,113	15,153
Gain on forgiveness of debt	(39,709)	-
Bad debt expense	3,110	4,159
Common stock issued for services	59,500	5,482
(Gain) loss on change in fair value of derivative liabilities	134	(34)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	80,470	(169,084)
(Increase) decrease in royalties receivable	-	150,750
(Increase) decrease in inventory	46,646	(131,750)
(Increase) decrease in prepaids and other assets	(187,514)	98,815
Increase (decrease) in accrued royalties and dividends	(183,166)	(229,312)
Increase (decrease) in accounts payable	(2,953)	(25,616)
Increase (decrease) in accounts payable related parties	(48,547)	11,104
Increase (decrease) in accrued interest payable	35,014	43,839
Net cash flows used in operating activities	(163,844)	(136,219)

Cash flows from investing activities:
Purchase of property and equipment	(114,535)	(702)
Net cash flows used in investing activities	(114,535)	(702)

Cash flows from financing activities:
Payments on capital lease obligation	(1,126)	(1,194)
Payments on debt	(72,831)	(60,900)
Cash proceeds from sale of series C preferred stock	50,050	300,000
Net cash flows provided by (used in) financing activities	(23,907)	237,906

Net increase (decrease) in cash	(302,286)	100,985
Cash and cash equivalents, beginning of period	833,480	182,337
Cash and cash equivalents, end of period	$531,194	$283,322

Cash paid during the period for:
Interest	$-	$2,420
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	$-	$99
Common stock issued for conversion of Series C Preferred Stock	-	10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. The accompanying unaudited consolidated balance sheet as of March 31, 2017, and unaudited consolidated statements of operations for the three months ended March 31, 2017 and 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2016, and December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded inventory obsolescence expense of $26,878 for the three months ended March 31, 2017, and $147,980 for the three months ended March 31, 2016. The allowance for obsolete and slow moving inventory had a balance of $126,145 at March 31, 2017, and $153,023 at December 31, 2016.

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

At March 31, 2017, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input. The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income (loss) per share when the effect is dilutive. Basic income (loss) per share is computed by dividing loss available to common stockholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the outstanding convertible preferred stock and certain warrants for the three months ended March 31, 2017, was 97,440,635 shares and an adjustment to net income of $12,936.

Note 2 – Going Concern

The Company has continuously incurred losses from operations, however, the operating loss in 2016 included a significant nonrecurring expense in the amount of

$818,665, primarily a non-cash loss on the issuance of warrants for services valued at $758,665. Without this non-cash expense, operating income was $342,918 for 2016. The Company has a working capital balance of 669,840 on March 31, 2017, and $601,654 on December 31, 2016. The Company has adopted a robust operating plan for 2017 that projects existing cash and future cash to be generated from operations will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months. However, minimal funding may be required at certain times during the year due to the timing of significant expenditures such as inventory purchases. The Company obtained $50,050 cash proceeds from the issuance of series C preferred stock during the three months ended March 31, 2017, and believes it will be able to obtain any such additional funding, if required during the remainder of 2017. We will also monitor our cash flow; assess our business plan; and make expenditure adjustments accordingly.

Based upon the Company's current ability to obtain additional financing or equity capital and to achieve profitable operations, it is not appropriate at this time to continue using the going concern basis.

Note 3 – Notes Payable

During the three months ended March 31, 2017, the Company paid the final payment of $300 to Quest Capital as part of the furniture purchase agreement in the original amount of $11,700.

During the three months ended March 31, 2017, the Company paid $72,531 principal and $0 in accrued interest for three non-related party notes

Convertible notes payable - related parties

In June of 2015, Mr. S Oden Howell, Jr. was elected to the Board of Directors. Mr. Howell in June of 2015 is the holder of a Senior Secured Convertible Promissory Note Payable in the principle amount of $600,000 and accrued interest at 10% per annum compounded. In September of 2015, Mr. James Stuckert was elected to the Board of Directors. Mr. Stuckert in June of 2015 is the holder of a Senior Secured Convertible Promissory Note Payable in the principle amount of $600,000 and accrued interest at 10% per annum compounded. The Company’s obligations under the two notes are secured by all the assets of the Company and its subsidiaries.

Note 4 – Commitments and Contingencies

Royalty agreements.

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount. The total of unpaid royalties as of December 31, 2016, was $276,916. These prior year royalties were paid in full in January of 2017. As of March 31, 2017, the balance of accrued royalties for the current year is $93,750.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine Consultants, LLC for distribution to the original patent holders, (including Mr. Constantine) and/or their heirs. The royalty expense was $4,020 for each of the three-months ended March 31, 2017 and March 31, 2016. Mr. Constantine is a contract employee of the Company holding the position of Director of R&D.

Prepaids from inventory contracts

In February and March of 2017, WCI entered issued two purchase orders with the manufacturer of the CellerateRX product to purchase $387,650 of product. Payments totaling $193,825 were made in February and March of 2017, with the remaining balance of $193,825 to be paid in 2017 upon receipt of the products. This amount is recorded as an asset in the “Prepaid and other assets” account at March 31, 2017, based on the contractual obligation of the parties.

Office leases

The Company’s corporate office was located at 16633 Dallas Parkway, Suite 250, Addison, TX 75001. The lease was entered into in November of 2013. The lease expired on April 30, 2017, and required base rent payments of $5,737 per month for months 1-17, $5,866 for months 18-29, and $5,995 for months 30-41.

In March of 2017, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102 and relocated our corporate offices there on April 22, 2017. The lease is effective May 1, 2017, and ends on the last day of the fiftieth (50th) full calendar month following the effective date, (June 30, 2021). Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703.

Payables to Related Parties

As of March 31, 2017, and December 31, 2016, the Company had outstanding payables to related parties totaling $45,108 and $93,655, respectively. The payables are unsecured, bear no interest and due on demand.

Note 5 – Stockholders’ Equity

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

The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of March 31, 2017, and December 31, 2016, there were 86,361 and 85,646 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2017, and December 31, 2016, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of March 31, 2017, and December 31, 2016, there are no shares of Series E Preferred Stock issued and outstanding.

During the three months ended March 31, 2017, the Company issued 715 shares of Series C Preferred Stock for cash proceeds of $50,050.

The Series C Preferred Stock earned dividends of $12,936 and $73,269 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, no Series C Preferred Stock dividends have been declared.

Common Stock

On March 9, 2017, the Company issued 150,000 shares of common stock to each of the Company’s four Board Directors, (a total of 600,000 shares valued at $42,000).

On March 10, 2017, the Company issued 250,000 shares of common stock valued at $17,500 to a contract consultant upon achievement of specified revenue targets.

Warrants

A summary of the status of the warrants granted for the three months ended March 31, 2017, and changes during the period then ended is presented below:

For the Three Months Ended March 31, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	67,246,300	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	67,746,300	$0.12

	As of March 31, 2017, Warrants Outstanding			As of March 31, 2017 Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted-Average Exrcise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	1.5	$0.06	4,500,000	$0.06
0.08	550,000	0.9	0.08	550,000	0.08
0.09	625,000	1.1	0.09	625,000	0.09
0.12	60,000,000	4.1	0.12	12,000,000	0.12
0.15	1,571,300	0.4	0.15	1,571,300	0.15
$0.06-0.15	67,246,300	3.8	$0.12	19,246,300	$0.12

The aggregate intrinsic value of the exercisable warrants as of March 31, 2017, was $148,300.

Stock Options

A summary of the status of the stock options granted for the three-month period ended March 31, 2017, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,093,500	$0.15

	As of March 31, 2017			As of March 31, 2017
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1	0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1	0.15	943,500	$0.15

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

The aggregate intrinsic value of the exercisable options as of March 31, 2017 was $0.

Note 6 – Derivative Liabilities

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification. Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2015, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock. As of March 31, 2017, only 10,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

		Fair Value Measurement at March 31, 2017
Liabilities:	Carrying Value at March 31, 2017	Level 1	Level 2	Level 3
Warrant derivative liabilities	$178	$-	$-	$178
Total	$178	$-	$-	$178

		Fair Value Measurement at December 31, 2016
Liabilities:	Carrying Value at December 31, 2016	Level 1	Level 2	Level 3
Warrant derivative liabilities	$44	$-	$-	$44
Total	$44	$-	$-	$44

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	159.98 % to 90.19%
Risk free interest rate	0.00% to 1.07%
Expected life (years)	0.00 to 0.32
The following table sets forth the changes in the fair value of derivative liabilities for the three months ended	March 31, 2017:
Balance, December 31, 2016		$(44)
Loss on change in fair value of derivative liabilities		(134)
Balance, March 31, 2017		$(178)

The aggregate loss on derivative liabilities for the three months ended March 31, 2017 was $134.

Note 7 – Related Party Transactions

On April 25, 2016, the Company and John Siedhoff, a member of the Company’s Board of Directors, entered into a Consulting Agreement (the “Agreement”), pursuant to which Mr. Siedhoff provides certain consulting services to the Company. The Agreement provided for a payment in the amount of $200,000 to Mr. Siedhoff as compensation for consulting services rendered to the Company prior to April 1, 2016, as well as a consulting fee of $15,000 per month during the term of the Agreement. The Agreement also provides for the reimbursement of reasonable and necessary expenses, and may be terminated by either party upon 30 days’ advance written notice. On March 10, 2017, the Agreement, was amended to: (i) change the name of the consultant under the Agreement from John Siedhoff to Twin Oaks Equity, LLC (an entity controlled by Mr. Siedhoff), and (ii) increase the monthly compensation payable from $15,000 to $20,000, effective as of January 1, 2017. The consulting fee expense was $100,000 for the three months ended March 31, 2017, (including a bonus of $40,000).

Note 8 – Capital Lease Obligation

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of

$2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the lease were $1,126 for the three months ended March 31, 2017. At March 31, 2017, a tota lease liability of $2,640 remained which is due in full during 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2017. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

Wound Care Innovations, LLC (“WCI”), a wholly-owned subsidiary of the Company was organized as a Nevada limited liability company on August 21, 2003. WCI is a growing provider of the patented CellerateRX® Activated Collagen® product in the wound care and surgical markets. The wound care market is quickly expanding, particularly with respect to diabetic wound applications due to an aging global population; an increase in the incidence of obesity; and an increase in the number of diabetic patients. In 2012, WCI expanded its Activated Collagen product line to include CellerateRX Surgical products, which is a key factor in the Company’s growth.

Resorbable Orthopedic Products, LLC (“ROP”) a wholly-owned subsidiary of the Company was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multi-faceted patent for resorbable bone hemostasis products. ROP is both licensing technology from this patent and also developing products itself. In 2014, the Company entered into a commercial license for a bone void filler. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023. In 2016 ROP received FDA 510(k) clearance for HemaQuell™ Resorbable Bone Wax. HemaQuell™ is a mechanical tamponade for bleeding bone that resorbs within 2-7 days after use. In the first quarter of 2017, ROP launched HemaQuell® Resorbable Bone Wax via the Company’s Innovate OR, Inc, subsidiary. Initial sales efforts are focused on orthopedic, cardiovascular, and spine surgeries.

Our primary focus is developing and marketing products for the advanced wound care market, with a focus on surgical products, as pursued through our wholly owned subsidiaries, WCI and ROP, which brings a unique mix of products, procedures and expertise to the wound care arena and surgical wounds. CellerateRX’s patented Activated Collagen fragments (CRa® are a fraction of the size of the native collagen molecules and particles found in other products, which delivers the benefits of collagen to the body immediately.

Management Letter

Wound Management Technologies, Inc. is pleased to report another profitable quarter to start 2017 with net income of $53,058. First quarter revenues were $1,605,246, a 47% increase compared to the first quarter of 2016 revenues of $1,095,223. Approximately 96% of revenues were from the CellerateRX product line and the other 4% of revenue occurred in royalties from the Resorbable Orthopedic Products, LLC subsidiary (ROP).

CellerateRX revenues continue to increase as the result of developing and carrying out our strategic initiatives to expand our surgical product sales to new customers, develop our sales force and to continue sales to existing customers. Our Regional Sales Managers are working closely with our distributor and representative network to increase awareness and sales. We are also increasing our market presence with continuing case studies by key opinion leaders.

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

Results of Operations

For the three months ended March 31, 2017, compared with the three months ended March 31, 2016:

Revenues. The Company generated revenues for the three months ended March 31, 2017, of $1,605,246 compared to revenues of $1,095,223 for the three months ended March 31, 2016, or a 47% increase in revenues. The increase in revenues is the result of the Company’s increased sales and marketing efforts. Revenues in both 2017 and 2016 include $50,250 in royalties from the Biostructures License.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2017, was $173,702, as compared to costs of goods sold of $190,643 for the three months ended March 31, 2016, or a 9% decrease. The cost of goods sold decreased as a result of the changing mix of wound care product sales as compared to surgical product sales which have more positive margins.

Selling, General and administrative expenses (“SG&A”). SG&A expenses for the three months ended March 31, 2017, were $1,350,062, as compared to SG&A expenses of $746,401 for the three months ended March 31, 2016, or an 81% increase in SG&A expenses. SG&A expenses increased primarily due to sales commission expense related to the revenue increase, payroll expenses as we grow our infrastructure and consulting fees related to strategic initiatives.

Interest expense. Interest expense was $ 44,803 for the three months ended March 31, 2017, as compared to $48,625 for the three months ended March 31, 2016, or a decrease of 8%. The decrease in interest expense is the result of the Company’s paying down interest bearing notes.

Net income/loss. We had net income for the three months ended March 31, 2017, of $53,058, compared to net income of $90,275 for the three months ended March 31, 2016. The decrease of 41% was due to the increase in SG&A related to our three-year strategic plan of expanding our infrastructure to better support future sales growth.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $1,751,015, including cash of $531,194 and inventories of $301,811. As of December 31, 2016, our current assets of $1,996,013 included cash of $833,480 and inventories of $348,457.

As of March 31, 2017, we had total current liabilities of $1,081,175 including $341,507 of notes payable. Our current liabilities also include $93,750 of current year royalties payable. As of December 31, 2016, our current liabilities of $1,394,359 included $414,338 of notes payable and royalties payable of $276,916.

As of March 31, 2017, our current liabilities also included derivative liabilities of $178 compared to derivative liabilities of $44 at December 31, 2016. At March 31, 2017, and December 31, 2016, our derivative liabilities related to 10,000 of the 10,000 outstanding common stock purchase warrants.

For the three months ended March 31, 2017, net cash used in operating activities was $163,844 compared to $136,219 used in the first three months of 2016.

In the three months ended March 31, 2017, net cash used in investing activities was $114,535 compared to $702 used in the first three months of 2016. The 2017 expenditure is for a robust new software system.

In the three months ended March 31, 2017, net cash used in financing activities was $23,907. For the three months ended March 31, 2016, financing activities provided $237,906.

   Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2017, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual Commitments

Royalty agreements. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount. The total of unpaid royalties as of December 31, 2016, was $276,916. These prior year royalties were paid in full in January of 2017. As of March 31, 2017, the balance of accrued royalties for the current year is $93,750.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine Consultants, LLC. for distribution to the original patent holders, (including Mr. Constantine) and/or their heirs. The royalty expense was $4,020 for each of the three-months ended March 31, 2017 and March 31, 2016. Mr. Constantine is a contract employee of the Company holding the position of Director of R&D.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

Part II — Other Information

Item 1. Legal Proceedings

There have been no material developments subsequent to our most recent annual report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

   Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Amendment to Consulting Agreement dated March 10, 2017, by and between the Company and John Siedhoff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2017)

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*±	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*±

32.2*±	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*±

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Filed herewith
± The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wound Management Technologies, Inc.

May 12, 2017	By:	/s/ J. Michael Carmena
J. Michael Carmena
Chief Financial Officer