Form 10-Q
period 2017-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2017-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

Commission File No.    0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Summit Ave
Suite 414
Fort Worth, Texas 76102
(Address of principal executive offices)

(817) 529-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2017, 110,540,387 shares of the Issuer's $.001 par value common stock were issued and 110,536,298 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2017

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Part I – Financial Information
Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash	$456,804	$833,480
Accounts receivable, net of allowance for bad debt of $21,766 and $21,947	668,633	744,044
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence for $120,667 and $153,023	455,305	348,457
Prepaid and other assets	108,841	19,782
Total current assets	1,739,833	1,996,013

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $56,741 and $41,328	135,709	34,939
Intangible assets, net of accumulated amortization of $395,490 and $369,974	114,820	140,336
Total long-term assets	250,529	175,275

Total assets	1,990,362	$2,171,288

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$123,482	$238,229
Accounts payable - Related Parties	22,860	93,655
Accrued royalties	138,761	276,916
Accrued payable	5,340	-
Accrued commission	10,625	-
Deferred rent	14,355	-
Current lease obligation	1,493	3,766
Accrued interest	431,361	367,411
Derivative liabilities	5	44
Notes payable	223,500	414,338
Total current liabilities	971,782	1,394,359

Long-term liabilities
Convertible notes payable - Related parties	1,200,000	1,200,000
Total long-term liabilities	1,200,000	1,200,000

Total liabilities	2,171,782	2,594,359

Stockholders' deficit
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 86,361 issued and outstanding as of June 30, 2017 and 85,646 issued and outstanding as of December 31, 2016	863,610	856,460
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 110,540,387 issued and 110,536,298 outstanding as of June 30, 2017 and 109,690,387 issued and 109,686,298 outstanding as of December 31, 2016	110,540	109,690
Additional paid-in capital	45,924,120	45,822,570
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,067,651)	(47,199,752)
Total stockholders' deficit	(181,420)	(423,071)

Total liabilities and stockholders' deficit	$1,990,362	$2,171,288

The accompanying notes are an integral part of these consolidated financial statements.

Wound Management Technologies, Inc. And Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenues	$1,452,900	$1,257,928	$3,058,146	$2,353,151

Cost of goods sold	164,320	210,232	338,022	400,875

Gross profit	1,288,580	1,047,696	2,720,124	1,952,276

Operating expenses
Selling, general and administrative expenses	1,146,238	1,117,201	2,496,300	1,863,602
Other administrative expenses	-	818,665	-	818,665
Depreciation and amortization	20,816	15,165	40,929	30,319
Bad debt expense	2,805	468	5,915	4,627
Total operating expenses	1,169,859	1,951,499	2,543,144	2,717,213

Operating income	118,721	(903,803)	176,980	(764,937)

Other income / (expense)
Change in fair value of derivative liability	172	53	38	87
Other income	24	-	51	-
Debt forgiveness	10,937	22,944	50,646	22,944
Interest expense	(50,811)	(41,631)	(95,614)	(90,256)
Total other income / (expense)	(39,678)	(18,634)	(44,879)	(67,225)

Net income / (loss)	79,043	(922,437)	132,101	(832,162)

Series C preferred stock dividends	(44,868)	(65,135)	(57,804)	(138,403)

Net income / (loss) available to common stockholders	$34,175	$(987,572)	$74,297	$(970,565)

Basic income / (loss) per share of common stock	$0.00	$(0.01)	$0.00	$(0.01)

Diluted income / (loss) per share of common stock	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic	110,536,298	108,530,751	110,217,342	108,397,112

Weighted average number of common shares outstanding, diluted	111,866, 339	108,530,751	208,546,177	108,397,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

Cash flows from operating activities:
Net income (loss)	$132,101	$(832,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:		-
Depreciation and amortization	40,929	30,319
Gain on forgiveness of debt	(50,646)	(22,944)
Bad debt expense	5,915	4,627
Common stock issued for services	59,500	10,965
(Gain) on change in fair value of derivative liabilities	(39)	(87)
Warrant expense	-	758,665
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	69,496	(247,876)
Decrease in royalties receivable	-	150,750
(Increase) in inventory	(106,848)	(85,798)
(Increase) decrease in prepaids and other assets	(89,059)	14,289
(Decrease) in accrued royalties	(138,155)	(161,232)
Increase (decrease) in accounts payable	(75,038)	14,827
(Decrease) in accounts payable related parties	(70,795)	-
Increase in accrued liabilities	30,320	-
Increase in accrued interest payable	74,887	83,076
Net cash flows used in operating activities	(117,432)	(282,581)

Cash flows from investing activities:
Purchase of property and equipment	(116,183)	(703)
Net cash flows used in investing activities	(116,183)	(703)

Cash flows from financing activities:
Payments on capital lease obligation	(2,273)	(2,364)
Payments on debt	(190,838)	(121,800)
Cash proceeds from sale of series C preferred stock	50,050	450,000
Net cash flows provided by (used in) financing activities	(143,061)	325,836

Net increase (decrease) in cash	(376,676)	42,552
Cash and cash equivalents, beginning of period	833,480	182,337
Cash and cash equivalents, end of period	456,804	224,889

Cash paid during the period for:
Interest	$10,937	$7,180
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	-	$99
Common stock issued for conversion of Series C Preferred Stock	-	10,000
Issuance of vested stock	-	167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2017, and unaudited consolidated statements of operations for the six months ended June 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2016, and December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded inventory obsolescence expense of $8,347 for the three months and six months ended June 30, 2017, compared to $0 for the six months ended June 30, 2016. The allowance for obsolete and slow-moving inventory had a balance of $120,667 at June 30, 2017, and $153,023 at December 31, 2016.

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

At June 30, 2017, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants. The derivative liability on stock purchase warrants was valued using the Black-Scholes Option Pricing Model, a Level 3 input. The fair value of the conversion features associated with the convertible debt was estimated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income (loss) per share when the effect is dilutive. Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the outstanding warrants for the three months ended June 30, 2017, was 1,330,041 shares and an adjustment to net income of $0. Outstanding convertible debt and convertible preferred stock were excluded as their inclusion would have been anti-dilutive during the three months ended June 30, 2017. The dilutive effect of the outstanding convertible preferred stock and certain warrants for the six months ended June 30, 2017, was 98,328,835 shares and an adjustment to net income of $57,804. Outstanding convertible debt was excluded as its inclusion would have been anti-dilutive during the six months ended June 30, 2017.

Note 2 - Going Concern

The Company has continuously incurred losses from operations, however, the operating loss in 2016 included a significant nonrecurring expense in the amount of $818,665, primarily a non-cash loss on the issuance of warrants for services valued at $758,665. Without this non-cash expense, operating income was $342,918 for 2016. The Company has a working capital balance of 768,051 on June 30, 2017, and $601,654 on December 31, 2016. The Company has adopted a robust operating plan for 2017 that projects existing cash and future cash to be generated from operations will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months. However, minimal funding may be required at certain times during the year due to the timing of significant expenditures such as inventory purchases. The Company obtained $50,050 cash proceeds from the issuance of series C preferred stock during the six months ended June 30, 2017, and believes it will be able to obtain any such additional funding, if required during the remainder of 2017. We will also monitor our cash flow; assess our business plan; and make expenditure adjustments accordingly. Based upon the Company's current ability to obtain additional financing or equity capital and to achieve profitable operations, it is not appropriate at this time to continue using the going concern basis.

Note 3 – Accounts Payable and Notes Payable

Accounts Payable

During the six months ended June 30, 2017, the WMTI reached an agreement to settle an outstanding payable with WellDyne Health, LLC, (“WellDyne”), that had provided shipping and consulting services on behalf of the Company effective through September 19, 2015. As part of that settlement, WellDyne forgave $39, 709 of the outstanding payable.

Notes Payable

During the six months ended June 30, 2017, the Company paid a total of $190,838 principal and $10,937 in accrued interest to three non-related party note holders and reached an agreement with them to forgive $10,937 in accrued interest. As a result, all three of these notes were retired. As of June 30, 2017, the balance consists of one note in the amount of $223,500.

Convertible notes payable - related parties

In June of 2015, Mr. S. Oden Howell, Jr. was elected to the Board of Directors. Mr. Howell in June of 2015 is the holder of a Senior Secured Convertible Promissory Note Payable in the principle amount of $600,000 and accrued interest at 10% per annum compounded. In September of 2015, Mr. James Stuckert was elected to the Board of Directors. Mr. Stuckert in June of 2015 is the holder of a Senior Secured Convertible Promissory Note Payable in the principle amount of $600,000 and accrued interest at 10% per annum compounded. The Company’s obligations under the two notes are secured by all the assets of the Company and its subsidiaries.

Note 4 – Commitments and Contingencies

Royalty agreements.

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount. The total of unpaid royalties as of December 31, 2016, was $276,916, and it was paid in full in January of 2017. As of June 30, 2017, the balance of accrued royalties for the current year is $138,761.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSIACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine Consultants, LLC for distribution to the original patent holders, (including Mr. Barry Constantine) and/or their heirs. The royalty expense was $8,040 for each of the six-months ended June 30, 2017, and June 30, 2016, and $4,020 for each of the three-months ended June 30, 2017 and June 30, 2016. Mr. Constantine is a contract employee of the Company holding the position of Director of R&D.

Evolution Partners LLC Letter Agreement

On April 26, 2016, the Company entered into a letter agreement with Evolution Venture Partners LLC (“EVP”) to serve as a strategic adviser together with Middlebury Securities, LLC (“Middlebury”) to serve as the exclusive placement agent to the Company in connection with the pursuit and execution of a “Financing Transaction” or “Strategic Transaction”. A Financing Transaction is defined as a single transaction or a series of related transactions, a private or public offering or issuance of equity securities or indebtedness of the Company for cash, assumption or incurrence of indebtedness, securities or other consideration with any party. A Strategic Transaction is defined as any acquisition, business combination, transfer or other disposition or any other corporate transaction involving the assets, intellectual property, securities or businesses of the Company, whether by way of a merger or consolidation, license, divestiture, reorganization, recapitalization or restructuring, issuance of indebtedness, tender or exchange offer, negotiated purchase, leveraged buyout, minority investment or partnership, joint venture, collaborative venture or otherwise with any party. A Strategic Transaction does not include any transaction identified or sourced internally by the Company or the Company’s Board of Directors and entered into in the Company’s ordinary course of business

The initial term of the agreement is for a period of one (1) year from the execution of the agreement (the “Term”); provided, however, that such initial term will be extended for successive six (6) month periods unless terminated by written notice by either party. Furthermore, in the event within twelve (12) months following the expiration of the Term (such period, the “Tail Period”) the Company closes a Strategic Transaction or Financing Transaction with a person or entity contacted by EVP on behalf of the Company during the Term, then the Company shall pay and deliver to EVP all fees, expenses and warrants as though such transaction were consummated during the Term.

As compensation for these services, EVP received a one-time consulting fee of $60,000 plus a warrant to purchase up to 60 million shares of the common stock of the Company (which number of shares was approximately 23% of the Company’s outstanding capital stock, calculated on a fully diluted basis, on the agreement date). The total amount of this expense was $818,665 and is recognized in 2016 as “Other administrative expenses” in the Consolidated Statement of Operations.

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

Prepaids from inventory contracts

In March of 2017, WCI entered issued a purchase order with the manufacturer of the CellerateRX product to purchase $190,740 of product. A payment totaling $95,370 was made in March of 2017, with the remaining balance of $95,370 to be paid in 2017 upon receipt of the products. This amount is recorded as an asset in the “Prepaid and other assets” account at June 30, 2017, based on the contractual obligation of the parties.

Office leases

In March of 2017, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102 and relocated our corporate offices there on April 22, 2017. The lease is effective May 1, 2017, and ends on the last day of the fiftieth (50th) full calendar month following the effective date, (June 30, 2021). Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $14,355 as of June 30, 2017.

Payables to Related Parties

As of June 30, 2017, and December 31, 2016, the Company had outstanding payables to related parties totaling $22,860 and $93,655, respectively. The payables are unsecured, bear no interest and due on demand.

Note 5 - Stockholders’ Equity

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

The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of June 30, 2017, and December 31, 2016, there were 86,361 and 85,646 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2017, and December 31, 2016, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of June 30, 2017, and December 31, 2016, there are no shares of Series E Preferred Stock issued and outstanding.

On March 7, 2017, the Company issued 715 shares of Series C Preferred Stock for cash proceeds of $50,050.

The Series C preferred stock earned dividends of $57,804 and $138,403 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, no Series C preferred stock dividends have been declared.

Common Stock

On March 9, 2017, the Company issued 150,000 shares of common stock to each of the Company’s four Board Directors, (a total of 600,000 shares valued at $42,000).

On March 10, 2017, the Company issued 250,000 shares of common stock valued at $17,500 to a contract consultant upon achievement of specified revenue targets.

Warrants

A summary of the status of the warrants granted for the six months ended June 30, 2017, and changes during the period then ended is presented below:

	For the Six Months Ended June 30, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	67,246,300	$0.12
Granted	-	-
Exercised	-	-
Forfeited	51,300	-
Expired	-	-
Outstanding at end of period	67,195,000	$0.12

	As of June 30, 2017			As of June 30, 2017
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	1.25	$0.06	4,500,000	$0.06
0.08	550,000	0.69	0.08	550,000	0.08
0.09	625,000	0.79	0.09	625,000	0.09
0.12	60,000,000	3.82	0.12	12,000,000	0.12
0.15	1,520,000	0.10	0.15	1,520,000	0.15
$0.06 -.15	67,195,000	3.51	$0.11	19,195,000	$0.11

The aggregate intrinsic value of the exercisable warrants as of June 30, 2017, was $92,750.

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

Stock Options

A summary of the status of the stock options granted for the six-month period ended June 30, 2017, and changes during the period then ended is presented below:

For the Six Months Ended June 30, 2017
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of Period	1,093,500	$0.15

	As of June 30, 2017			As of June 30, 2017
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	0.15	0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	0.15	0.15	943,500	$0.15

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

The aggregate intrinsic value of the exercisable options as of June 30, 2017 was $0.

Note 6 – Derivative Liabilities

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification. Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2016, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock. As of June 30, 2017, only 10,000 warrants remained as derivative liabilities due to the existence of reset provisions that qualify the instruments as derivative liabilities under FASB ASC 815.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

		Fair Value Measurement at June 30, 2017
Liabilities:	Carrying Value at June 30, 2017	Level 1	Level 2	Level 3
Warrant derivative liabilities	$5	$-	$-	$5
Total	$5	$-	$-	$5

		Fair Value Measurement at December 31, 2016
Liabilities:	Carrying Value at December 31, 2016	Level 1	Level 2	Level 3
Warrant derivative liabilities	$44	$-	$-	$44
Total	$44	$-	$-	$44

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the lack-Scholes Option Pricing Model assuming maximum value, Level 3 inputs, with the following assumptions used:

Dividend yield:	0%
Expected volatility	132.50% to 34.68%
Risk free interest rate	0.0% to 1.07%
Expected life (years)	0.0 to 0.07

The following table sets forth the changes in the fair value of derivative liabilities for the six months ended June 30, 2017:

Balance, December 31, 2016	$44
Gain on change in fair value of derivative liabilities	(39)
Balance, June 30, 2017	$5

The aggregate gain on derivative liabilities for the six months ended June 30, 2017 was $39.

Note 7 – Related Party Transactions

On April 25, 2016, the Company and John Siedhoff, a member of the Company’s Board of Directors, entered into a Consulting Agreement (the “Agreement”), pursuant to which Mr. Siedhoff provides certain consulting services to the Company. The Agreement provided for a payment in the amount of $200,000 to Mr. Siedhoff as compensation for consulting services rendered to the Company prior to April 1, 2016, as well as a consulting fee of $15,000 per month during the term of the Agreement. The Agreement also provides for the reimbursement of reasonable and necessary expenses, and may be terminated by either party upon 30 days’ advance written notice. On March 10, 2017, the Agreement, was amended to: (i) change the name of the consultant under the Agreement from John Siedhoff to Twin Oaks Equity, LLC (an entity controlled by Mr. Siedhoff), and (ii) increase the monthly compensation payable from $15,000 to $20,000, effective as of January 1, 2017. The consulting fee expense was $160,000 for the six months ended June 30, 2017, (including a bonus of $40,000 in recognition of 2016 results).

Note 8 – Capital Lease Obligation

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the lease were $2,273 for the six months ended June 30, 2017. At June 30, 2017, a total lease liability of $1,493 remained which is due in full in 2017.

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

The following discussion and analysis of our financial condition is as of June 30, 2017.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

The Company, through its wholly-owned subsidiary, Wound Care Innovations, LLC (WCI), markets and sells the patented CellerateRX® Activated Collagen® products in the expanding advanced wound care market. CellerateRX’s activated collagen, which is approximately 1/100th the size of native collagen, delivers the essential benefits of collagen to a wound immediately—other forms of native, intact collagen in commercially available products require time for the body to prepare the collagen for use in the wound healing process. CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and are offered in both gel and powder form. CellerateRX is currently approved for reimbursement under Medicare Part B and no prescription is required.

We believe that these products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. The Company is focused on delivering the CellerateRX® product line to hospitals and surgery centers as well as the diabetic care and long-term care markets.

Resorbable Orthopedic Products, LLC (“ROP”) a wholly-owned subsidiary of the Company was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multi-faceted patent for resorbable bone hemostasis products. ROP is both licensing technology from this patent and also developing products itself. In 2014, the Company entered into a commercial license for a bone void filler. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023. In 2016 ROP received FDA 510(k) clearance for HemaQuell™ Resorbable Bone Hemostat. HemaQuell™ is a mechanical tamponade for bleeding bone that resorbs within 2-7 days after use. In the first quarter of 2017, ROP launched HemaQuell® Resorbable Bone Hemostat via the Company’s Innovate OR, Inc, subsidiary. Initial sales efforts are focused on orthopedic, cardiovascular, and spine surgeries.

Our primary focus is developing and marketing products for the advanced wound care market, with a focus on surgical products, as pursued through our wholly owned subsidiaries, WCI and ROP, which brings a unique mix of products, procedures and expertise to the wound care arena including surgical wounds. CellerateRX’s patented Activated Collagen fragments (CRa® are a fraction of the size of the native collagen molecules and particles found in other products, which delivers the benefits of collagen to the body immediately.

Management Letter

Wound Management Technologies, Inc. is pleased to report its fourth consecutive profitable quarter with net income of $79,043 for the three-months ended June 30, 2017. Year-to-date is profitable as well with net income of $132,101 for the six-months ended June 30, 2017.

Revenues of $1,492,900 for the three months ended June 30, 2017, represent a 15% increase over the same period in 2016, $1,257,928. Year-to-date revenues of $3,058,146 for the six months ended June 30, 2017, were up 30% from the same period in 2016, $2,353,151. This increase of just over $700,000 is the result of growing our network of distributor sales partners since the first half of 2016. Second quarter revenues were down from the previous quarter by approximately 9% due to the temporary suspension of business with a large national hospital chain while we worked through contract negotiations. In May we entered into a purchase agreement with their division that represents the majority of their historical sales and we are currently in negotiations with the divisions that represent the balance of their business.

Our gross profit margin continues to improve, increasing to 89% of revenues for both the three-months and six-months ended June 30, 2016, compared to 83% of revenues for the same periods in 2016.

In the first six-months of this year we completed another three-year Strategic Plan initiative by retiring all amortized notes payable.

We are continuing to focus on growing CellerateRX® revenues by developing and carrying out our strategic initiatives to: grow our sales force; expand our surgical product sales to new customers; and increase sales to existing customers. Our Regional Sales Managers are working closely with our distributor and representative network to increase awareness and sales. We are also increasing our market presence with continuing case studies by key opinion leaders.

The Company hired a seasoned medical industry veteran with experience in both wound care and hemostasis as VP of Marketing in May of this year, to spearhead the launch of our new product, HemaQuell® Resorbable Bone Hemostat and coordinate the marketing and sales efforts for CellerateRX®. HemaQuell has to date been used in a few cardiac, spine and orthopedic cases and we are working on clinical studies with strategic partners to facilitate the product’s adoption by major hospital systems across the Country.

In closing, Wound Management Technologies continues to be well positioned to execute our strategic growth initiatives with a solid go-to-market plan in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in strategic growth, sales, marketing and clinical support for CellerateRX® and HemaQuell™.

Results of Operations

For the three and six months ended June 30, 2017, compared with the three and six months ended June 30, 2016:

Revenues.  The Company generated revenues of $1,452,900 for the three months ended June 30, 2017, compared to revenues of $1,257,928 for the three months ended June 30, 2016, representing a 15% increase in revenues. The Company generated revenues for the six months ended June 30, 2017, of $3,058,146, compared to revenues of $2,353,151 for the six months ended June 30, 2016, or a 30% increase in revenues. The increase in revenues is the result of an expanded salesforce and the successful implementation of the Company’s strategic plan to introduce our products into hospitals, operating rooms and wound centers. Revenues include $50,250 in royalty income for each of the three months ended June 30, 2017 and 2016, and $100,500 in royalty income for each of the six months ended June 30, 2017 and 2016 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2017, was $164,320, compared to costs of goods sold of $210,232 for the three months ended June 30, 2016, (a 22% decrease). Cost of goods sold for the six months ended June 30, 2017, was $338,022, as compared to costs of goods sold of $400,875 for the six months ended June 30, 2016, a (a 16% decrease). Although revenues increased over these two periods, cost of goods sold decreased as a result of the increase in the percent of surgical sales which have a greater gross profit margin.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three months ended June 30, 2017, were $1,146,238, as compared to SG&A expenses of $1,117,201 for the three months ended June 30, 2016, a 3% increase in SG&A expenses. SG&A expenses for the six months ended June 30, 2017, were $2,496,300, as compared to SG&A expenses of $1,863,602 for the six months ended June 30, 2016, or a 34% increase in SG&A expenses. SG&A expenses increased primarily due to sales commission expense related to the revenue increase, payroll expenses as we grow our infrastructure and consulting fees related to strategic initiatives.

Other administrative expense. Other administrative expenses for the six months ended June 30, 2016, consisted of a onetime non-cash expense of $758,665 for a warrant to purchase shares of the Company’s stock and a onetime cash expense of $60,000 for professional fees, both incurred in the Second Quarter related to a strategic growth initiative. As of this date, there are no transactions being considered by the Company as a result of this initiative.

Interest expense. Interest expense was $50,811 for the three months ended June 30, 2017, as compared to $41,631 for the three months ended June 30, 2016. Interest expense was $95,614 for the six months ended June 30, 2017, as compared to $90,256 for the six months ended June 30, 2016. This change was due to amending several notes and recapturing previous expensed interest expense.

Net income/loss. We had net income of $79,043 for the three months ended June 30, 2017, compared to a net loss of $922,437 for the three months ended June 30, 2016. We had net income of $132,101 for the six months ended June 30, 2017, compared to a net loss of $832,162 for the six months ended June 30, 2016. The 2016 losses were primarily due to a onetime non-cash expense of $758,665 for a warrant to purchase shares of the Company’s stock and a onetime cash expense of $60,000 for professional fees, both incurred in the Second Quarter related to a strategic growth initiative. As of this date, there are no transactions being considered by the Company as a result of this initiative.

Liquidity and Capital Resources

Working capital grew to $768,051 as of June 30, 2017, an increase of $166,397 from the 2016 year-end balance of $601,654.

As of June 30, 2017, we had total current assets of $1,739,833, including cash of $456,804 and inventories of $455,305. As of December 31, 2016, our current assets of $1,996,013 included cash of $833,480 and inventories of $348,457.

As of June 30, 2017, we had total current liabilities of $971,782 including $223,500 of notes payable. Our current liabilities also include $138,761 of current year royalties payable. As of December 31, 2016, our current liabilities of $1,394,359 included $414,338 of notes payable and prior year accrued royalties payable of $276,916.

As of June 30, 2017, our current liabilities also included derivative liabilities of $5 related to 10,000 of the 21,736,844 outstanding stock purchase warrants. At December 31, 2016, our derivative liabilities totaled $44 to 10,000 of the 21,736,844 outstanding stock purchase warrants.

For the six months ended June 30, 2017, net cash used in operating activities was $117,432 compared to $282,581 used in the first six months of 2016.

In the six months ended June 30, 2017, net cash used in investing activities was $116,183 compared to $703 used in the first six months of 2016.

In the six months ended June 30, 2017, net cash used in financing activities was $143,061. For the six months ended June 30, 2016, financing activities provided $325,836.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2017, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual Commitments

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2016 was $323,062. These prior year royalties were paid in full in March of 2016. As of June 30, 2017, the balance of accrued royalties for the current year is $138,761.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Wound Management Technologies, Inc.

August 11, 2017	By:	/s/ J. Michael Carmena
J. Michael Carmena,
Chief Financial Officer