Form 10-Q
period 2017-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2017-11-16
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 16, 2017, 112,227,943 shares of the Issuer's $.001 par value common stock were issued and 112,223,854 shares were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2017

Part I – Financial Information
Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash	$151,314	$833,480
Accounts receivable, net of allowance for bad debt of $24,764 and $21,947	814,048	744,044
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence for $116,772 and $153,023	820,908	348,457
Prepaid and other assets	51,662	19,782
Total current assets	1,888,182	1,996,013

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $85,384 and $41,328	117,336	34,939
Intangible assets, net of accumulated amortization of $408,248 and $369,974	102,062	140,336
Total long-term assets	219,398	175,275

Total assets	$2,107,580	$2,171,288

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$160,689	$238,229
Accounts payable - Related Parties	21,842	93,655
Accrued royalties and dividends	232,511	276,916
Accrued payable	5,340	-
Accrued commission	17,492	-
Deferred rent	14,138	-
Current lease obligation	344	3,766
Accrued interest	460,956	367,411
Derivative liabilities	-	44
Notes payable	223,500	414,338
Convertible notes payable - Related parties	1,200,000	-
Total current liabilities	2,336,812	1,394,359

Long-term liabilities
Convertible notes payable - Related parties	-	1,200,000
Total long-term liabilities	-	1,200,000

Total liabilities	2,336,812	2,594,359

Stockholders' deficit
Series A Preferred Stock, $10 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Series B Convertible Preferred Stock, $10 par value, 7,500 shares authorized; none issued and outstanding	-	-
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 85,561 issued and outstanding as of September 30, 2017 and 85,646 issued and outstanding as of December 31, 2016	855,610	856,460
Series D Convertible Preferred Stock, $10 par value, 25,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $10 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common Stock: $.001 par value; 250,000,000 shares authorized; 112,227,943 issued and 112,223,854 outstanding as of September 30, 2017 and 109,690,387 issued and 109,686,298 outstanding as of December 31, 2016	112,227	109,690
Additional paid-in capital	45,931,183	45,822,570
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,116,213)	(47,199,752)
Total stockholders' deficit	(229,232)	(423,071)

Total liabilities and stockholders' deficit	$2,107,580	$2,171,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. And Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Revenues	$1,549,016	$1,409,530	$4,607,162	$3,762,681

Cost of goods sold	230,049	211,639	568,071	612,514

Gross profit	1,318,967	1,197,891	4,039,091	3,150,167

Operating expenses
Selling, general and administrative expenses	1,303,344	963,738	3,799,644	2,827,340
Other administrative expenses	-	-	-	818,665
Depreciation and amortization	41,400	15,282	82,329	45,601
Bad debt expense	2,998	2,718	8,913	7,345
Total operating expenses	1,347,742	981,738	3,890,886	3,698,951

Operating income / (loss)	(28,775)	216,153	148,205	(548,784)

Other income / (expense)
Change in fair value of Derivative Liability	6	118	44	205
Other income	14	1	65	1
Debt forgiveness	-	7,648	50,646	30,592
Interest expense	(19,807)	(42,433)	(115,421)	(132,689)
Total other income / (expense)	(19,787)	(34,666)	(64,666)	(101,891)

Net income / (loss)	(48,562)	181,487	83,539	(650,675)

Series C preferred stock dividends	(42,873)	(75,031)	(100,677)	(213,435)

Net income / (loss) available to common stockholders	$(91,435)	$106,456	$(17,138)	$(864,110)

Basic loss per share of common stock	$(0.00)	$0.00	$(0.00)	$(0.01)

Diluted loss per share of common stock	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding basic	111,161,335	108,539,909	110,536,584	108,397,112

Weighted average number of common shares outstanding diluted	111,161,335	194,229,681	110,536,584	108,397,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$83,539	$(650,675)
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation and amortization	82,330	45,601
Gain on forgiveness of debt	(50,646)	(30,592)
Bad debt expense	8,913	7,345
Common stock issued for services	60,250	12,876
(Gain) loss on change in fair value of derivative liabilities	(44)	(206)
(Gain) loss on issuance of debt for warrants	-	758,665
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(78,917)	(287,601)
(Increase) decrease in royalities receivable	-	150,750
(Increase) decrease in inventory	(472,451)	(167,562)
(Increase) decrease in prepaids and other assets	(31,880)	108,014
Increase (decrease) in accrued royalties and dividends	(44,405)	(100,761)
Increase (decrease) in accounts payable	(37,831)	34,842
Increase (decrease) in accounts payable related parties	(71,813)	387
Increase (decrease) in accrued liabilities	36,970	-
Increase (decrease) in accrued interest payable	104,482	108,826
Net cash flows (used in) operating activities	(411,503)	(10,091)

Cash flows from investing activities:
Purchase of property and equipment	(126,453)	(3,029)
Net cash flows used in investing activities	(126,453)	(3,029)

Cash flows from financing activities:
Payments on capital lease obligation	(3,422)	(3,557)
Payments on debt	(190,838)	(172,700)
Cash proceeds from sale of series C preferred stock	50,050	450,000
Net cash flows provided by (used in) financing activities	(144,210)	273,743

Net increase (decrease) in cash	(682,166)	260,623
Cash and cash equivalents, beginning of period	833,480	182,337
Cash and cash equivalents, end of period	$151,314	$442,960

Cash paid during the period for:
Interest	$10,937	$23,863

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	137	99
Common stock issued for conversion of Series C Preferred Stock	8,000	10,000
Issuance of vested stock	-	167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. The accompanying unaudited consolidated balance sheet as of September 30, 2017, and unaudited consolidated statements of operations for the nine months ended September 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2016, and December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded inventory obsolescence expense of $0 for the three months and $8,347 for the nine months ended September 30, 2017, compared to $15,631 for the nine months ended September 30, 2016. The allowance for obsolete and slow-moving inventory had a balance of $116,772 at September 30, 2017, and $153,023 at December 31, 2016.

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

On July 25, 2017, the stock purchase warrants related to the remaining derivative liabilities expired and on September 30, 2017, the Company had no derivative liabilities related to stock purchase warrants.

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income (loss) per share when the effect is dilutive. Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded as their inclusion would have been anti-dilutive during both the three months and nine months ended September 30, 2017 and the nine months ended September 30, 2016. The dilutive effect of the outstanding convertible preferred stock for the three months ended September 30, 2016 was 85,689,772 shares and an adjustment to net income of $75,032.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers which is to be effective for reporting periods beginning after December 15, 2017. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company is currently reviewing any impact that it will have on the Company’s financial position, operations or cash flows.

Note 2 - Going Concern

The Company has continuously incurred losses from operations, however, the operating loss in 2016 included a significant nonrecurring expense in the amount of $818,665, primarily a non-cash loss on the issuance of warrants for services valued at $758,665. Without this non-cash expense, operating income was $342,918 for 2016. The Company has a working capital deficit of $448,630 on September 30, 2017, and surplus of $601,654 on December 31, 2016. The Company has adopted a robust operating plan for 2017 that projects existing cash and future cash to be generated from operations will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months. However, minimal funding may be required at certain times during the year due to the timing of significant expenditures such as inventory purchases. The Company obtained $50,050 cash proceeds from the issuance of series C preferred stock during the nine months ended September 30, 2017, and believes it will be able to obtain any such additional funding, if required during the remainder of 2017. We will also monitor our cash flow; assess our business plan; and make expenditure adjustments accordingly. Based upon the Company's current ability to obtain additional financing or equity capital and to achieve profitable operations, it is not appropriate at this time to continue using the going concern basis.

Note 3 – Accounts Payable and Notes Payable

Accounts Payable

During the nine months ended September 30, 2017, the WMTI reached an agreement to settle an outstanding payable with WellDyne Health, LLC, (“WellDyne”), a third party that had provided shipping and consulting services on behalf of the Company effective through September 19, 2015. As part of that settlement, WellDyne forgave $39,709 of the outstanding payable.

Notes Payable

During the nine months ended September 30, 2017, the Company paid a total of $190,838 principal and $10,937 in accrued interest to three non-related party note holders and reached an agreement with them to forgive $10,937 in accrued interest. As a result, all three of these notes were retired. As of September 30, 2017, the balance consists of one note in the amount of $223,500. See Note 9 Subsequent Events for a discussion of the disposition of this note payable.

Convertible Notes Payable - Related Parties

On June 15, 2015, the Company entered into term loan agreements with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The Notes each carry an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes is due and payable on June 15, 2018. The Notes may be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Notes may be converted, at the option of SRT and HRT, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.”). The Company’s obligations under the two notes are secured by all the assets of the Company and its subsidiaries.

Note 4 – Commitments and Contingencies

Royalty agreements.

Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount. The total of unpaid royalties as of December 31, 2016, was $276,916, and it was paid in full in January of 2017. As of September 30, 2017, the balance of accrued royalties for the current year is $232,511.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSIACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine Consultants, LLC for distribution to the original patent holders, (including Mr. Barry Constantine) and/or their heirs. The royalty expense was $12,060 for each of the nine-months ended September 30, 2017, and September 30, 2016, and $4,020 for each of the three-months ended September 30, 2017 and September 30, 2016. Mr. Constantine resigned effective October 1, 2017, as a contract employee of the Company in which he held the position of Director of R&D.

Evolution Partners LLC Letter Agreement and Termination Agreement

On October 10, 2017, Wound Management Technologies, Inc. (the “Company”) and Evolution Venture Partners LLC (“EVP”) entered into a termination agreement (the “Termination Agreement”) terminating, effective as of September 29, 2017, that certain letter agreement dated April 26, 2016, (the “Agreement”), by and between the Company, EVP, and Middlebury Securities, LLC (“Middlebury”). Middlebury terminated its charter on or about July 27, 2016, and therefore is not a party to the Termination Agreement. The Agreement had an initial term of one year (with an automatic six-month renewal term) and provided for:

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

· The issuance to EVP of a warrant (the “Warrant”) for the purchase of 60,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $0.12 per share.

The total amount of the consulting fee and warrant expense was $818,665 and is recognized in 2016 as “Other administrative expenses” in the Consolidated Statement of Operations.

As of the termination date, there were no Financing Transactions or Strategic Transactions (as defined in the Agreement) being considered by the Company and no such transactions occurred.

Pursuant to the Termination Agreement, EVP has agreed to cancel the Warrant in exchange for the Company’s issuance to EVP of 750,000 shares of Common Stock. There was no incremental increase in the fair value of the modified stock-based compensation award as of the modification date and accordingly, no additional compensation cost was recognized.

Office leases

In March of 2017, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102 and relocated our corporate offices there on April 22, 2017. The lease is effective May 1, 2017, and ends on the last day of the fiftieth (50th) full calendar month following the effective date, (June 30, 2021). Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $14,138 as of September 30, 2017.

Payables to Related Parties
As of September 30, 2017, and December 31, 2016, the Company had outstanding payables to related parties totaling $21,842 and $93,655, respectively. The payables are unsecured, bear no interest and due on demand.

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

The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation, and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of September 30, 2017, and December 31, 2016, there were 85,561 and 85,646 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation, and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2017, and December 31, 2016, there are no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of September 30, 2017, and December 31, 2016, there are no shares of Series E Preferred Stock issued and outstanding.

On March 7, 2017, the Company issued 715 shares of Series C Preferred Stock for cash proceeds of $50,050.

The Series C preferred stock earned dividends of $100,677 and $213,435 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, no Series C preferred stock dividends have been declared.

Common Stock

On March 9, 2017, the Company issued 150,000 shares of common stock to each of the Company’s four Board Directors, (a total of 600,000 shares valued at $42,000).

On March 10, 2017, the Company issued 250,000 shares of common stock valued at $18,250 to a contract consultant upon achievement of specified revenue targets.

On July 31, 2017, the Company issued 937,556 shares of common stock for the conversion of 800 shares of Series C Convertible Preferred Stock and $9,629 of related Series C dividends.

Warrants

During the nine months ended September 30, 2017, 61,326,300 of the 67,246,300 warrants outstanding at the beginning of the period were either forfeited or expired, leaving a balance of 5,920,000 outstanding on September 30, 2017. A summary of the status of the warrants granted for the nine months ended September 30, 2017, and changes during the period then ended is presented below:

	For the Nine Months Ended September 30, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	67,246,300	$0.12
Granted	-	-
Exercised	-	-
Forfeited	(60,051,300)	-
Expired	(1,275,000)
Outstanding at end of period	5, 920,000	$0.07

	As of September 30, 2017			As of September 30, 2017
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	1.00	$0.06	4,500,000	$0.06
0.08	550,000	0.43	0.08	550,000	0.08
0.09	625,000	0.54	0.09	625,000	0.09
0.15	245,000	0. 05	0.15	245,000	0.15
$0.06 -.15	5,920,000.86		$0.07	5,920,000	$0.07

The aggregate intrinsic value of the exercisable warrants as of September 30, 2017, was $45,000.

On October 10, 2017, Wound Management Technologies, Inc. (the “Company”) and Evolution Venture Partners LLC (“EVP”) entered into a termination agreement (the “Termination Agreement”) terminating, effective as of September 29, 2017, that certain letter agreement dated April 26, 2016, (the “Agreement”), by and between the Company, EVP, and Middlebury Securities, LLC (“Middlebury”). Middlebury terminated its charter on or about July 27, 2016, and therefore is not a party to the Termination Agreement. Pursuant to the Termination Agreement, EVP has agreed to cancel a warrant for the purchase of 60,000,000 shares of the Company’s common stock in exchange for the Company’s issuance to EVP of 750,000 shares of Common Stock (the “Shares”). As the fair value of the surrendered warrants exceeded the fair value of the Shares, there is no expense associated with this transaction.

Stock Options
During the nine months ended September 30, 2017, 943,500 of the 1,093,500 options outstanding at the beginning of the period expired. A summary of the status of the stock options granted for the nine-month period ended September 30, 2017, and changes during the period then ended is presented below:

For the Nine Months Ended September 30, 2017
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-
Exercised	-	-
Forfeited	-	-
Expired	(943,500)	$0.15
Outstanding at end of period	150,000	(a)

	As of September 30, 2017			As of September 30, 2017
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
(a)	150,000	-	-	-	(a)

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

The aggregate intrinsic value of the exercisable options as of September 30, 2017 was $0.

Note 6 – Derivative Liabilities

As of December 31, 2013, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all convertible notes payable. As a result, the Company determined that the warrants and the embedded conversion features of the outstanding debt instruments did not qualify for equity classification. Accordingly, the warrants and conversion features were treated as derivative liabilities and were carried at fair value. During the year ended December 31, 2016, all of the outstanding convertible notes that qualified as derivative liabilities were paid in full or converted to common stock. As of September 30, 2017, no warrants remained as derivative liabilities due to their expiration on July 25, 2017.

The following table sets forth the changes in the fair value of derivative liabilities for the nine months ended September 30, 2017:

Balance, December 31, 2016	$(44)
Gain on change in fair value of derivative liabilities	44
Balance, September 30, 2017	$0

The aggregate gain on derivative liabilities for the nine months ended September 30, 2017 was $44.

Note 7 – Related Party Transactions

On April 25, 2016, the Company and John Siedhoff, a member of the Company’s Board of Directors, entered into a Consulting Agreement (the “Agreement”), pursuant to which Mr. Siedhoff provides certain consulting services to the Company. The Agreement provided for a payment in the amount of $200,000 to Mr. Siedhoff as compensation for consulting services rendered to the Company prior to April 1, 2016, as well as a consulting fee of $15,000 per month during the term of the Agreement. The Agreement also provides for the reimbursement of reasonable and necessary expenses, and may be terminated by either party upon 30 days’ advance written notice. On March 10, 2017, the Agreement, was amended to: (i) change the name of the consultant under the Agreement from John Siedhoff to Twin Oaks Equity, LLC (an entity controlled by Mr. Siedhoff), and (ii) increase the monthly compensation payable from $15,000 to $20,000, effective as of January 1, 2017. The consulting fee expense was $220,000 for the nine months ended September 30, 2017, (including a bonus of $40,000 in recognition of 2016 results).

Note 8 – Capital Lease Obligation

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the lease were $3,423 for the nine months ended September 30, 2017. At September 30, 2017, a total lease liability of $344 remained which is due in full in 2017.

Note 9 – Subsequent Events

On November 1, 2017, the Company and Ken Link entered into a binding settlement agreement, which will result in dismissal with prejudice of all claims and counterclaims asserted in Cause No. 342-256486-11, in exchange for which the Company will deliver to Ken Link 1,200,000 shares of Wound Management Technologies, Inc. common stock in total satisfaction of all obligations between the parties. As a result of this settlement the Note Payable to Mr. Link in the amount of $223,500 is cancelled.

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

The following discussion and analysis of our financial condition is as of September 30, 2017.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

Management Letter

Wound Management Technologies, Inc. is pleased to report revenues of $1,549,016 for the third quarter of 2017, an increase of approximately 10% over the $1,409,530 reported during the same period in 2016. Year-to-date revenues of $4,607,162 for the nine months ended September 30, 2017, were up 22% from the $3,762,681 reported during the same period in 2016. This increase of approximately $845,000 is the result of continued expansion of our network of distributor sales partners since the third quarter of 2016. Although third quarter revenues were up from the previous quarter by approximately $100,000, revenues from the Texas Coast were down approximately $65,000 from the previous quarter primarily during a period in which the region was feeling the impact of Hurricane Harvey.

Although we incurred a net loss of $48,562 for the three-months ended September 30, 2017, year-to-date remained profitable with net income of $83,539 for the nine-months ended September 30, 2017. The current quarter loss was primarily due to sales and marketing initiatives including HemaQuell™ prelaunch expenses, and sales advisory services. Additional one-time consulting expenses were incurred related to a new business development opportunity that we decided not to pursue.

 In the first nine-months of this year we completed another three-year Strategic Plan initiative by retiring all amortized notes payable.

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

The Company hired a seasoned medical industry veteran with experience in both surgical suite sales and general wound care as Director of Strategic Accounts in September of this year, to spearhead our efforts to expand our distributor partner networks and to work with strategic partners to facilitate the product’s adoption by major hospital systems across the Country.

In closing, Wound Management Technologies continues to be well positioned to execute our strategic growth initiatives with a solid go-to-market plan in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in strategic growth, sales, marketing and clinical support for CellerateRX® and HemaQuell™.

Results of Operations

For the three and nine months ended September 30, 2017, compared with the three and nine months ended September 30, 2016:

Revenues.  The Company generated revenues of $1,549,016 for the three months ended September 30, 2017, compared to revenues of $1,409,530 for the three months ended September 30, 2016, representing a 10% increase in revenues. The Company generated revenues for the nine months ended September 30, 2017, of $4,607,162, compared to revenues of $3,762,681 for the nine months ended September 30, 2016, or a 22% increase in revenues. The increase in revenues is the result of an expanded salesforce and the successful implementation of the Company’s strategic plan to introduce our products into hospital operating rooms and surgery centers. Revenues include $50,250 in royalty income for each of the three months ended September 30, 2017 and 2016, and $150,750 in royalty income for each of the nine months ended September 30, 2017 and 2016 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2017, was $230,049, compared to costs of goods sold of $211,639 for the three months ended September 30, 2016, (a 9% increase). Cost of goods sold for the nine months ended September 30, 2017, was $568,071, as compared to costs of goods sold of $612,514 for the nine months ended September 30, 2016, (a 7% decrease). Although revenues increased by 22% over the nine-month period, cost of goods sold as a percent of revenues decreased as a result of the increase in the percent of surgical sales which have a greater gross profit margin.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three months ended September 30, 2017, were $1,303,344, as compared to SG&A expenses of $963,738 for the three months ended September 30, 2016, a 35% increase in SG&A expenses. SG&A expenses for the nine months ended September 30, 2017, were $3,799,644, as compared to SG&A expenses of $2,827,340 for the nine months ended September 30, 2016, or a 34% increase in SG&A expenses. SG&A expenses increased primarily due to sales commission expense related to the revenue increase, payroll expenses as we grow our infrastructure and consulting fees related to strategic initiatives.

Other administrative expense. Other administrative expenses for the nine months ended September 30, 2016, consisted of a onetime non-cash expense of $758,665 for a warrant to purchase shares of the Company’s stock and a onetime cash expense of $60,000 for professional fees, both incurred in the Second Quarter related to a strategic growth initiative.

Interest expense. Interest expense was $19,807 for the three months ended September 30, 2017, as compared to $42,433 for the three months ended September 30, 2016. Interest expense was $115,421 for the nine months ended September 30, 2017, as compared to $132,689 for the nine months ended September 30, 2016. This change was due to amending several notes and recapturing previous expensed interest expense.

Net income/loss. We had a net loss of $48,562 for the three months ended September 30, 2017, compared to net income of $181,487 for the three months ended September 30, 2016. The current quarter loss was primarily due to sales and marketing initiatives including HemaQuell™ prelaunch expenses, a National Sales Meeting, and sales advisory services. Additional one-time consulting expenses were incurred related to a new business development opportunity that we decided not to pursue. We had net income of $83,539 for the nine months ended September 30, 2017, compared to a net loss of $650,675 for the nine months ended September 30, 2016. The 2016 loss was primarily due to a onetime non-cash expense of $758,665 for a warrant to purchase shares of the Company’s stock and a onetime cash expense of $60,000 for professional fees, both incurred in the Second Quarter related to a strategic growth initiative.

Liquidity and Capital Resources

As a result of the current status of the Company’s two Convertible notes payable to Related parties totaling $1,200,000, the Company has a working capital deficit of $448,630 as of September 30, 2017, a decrease of $1,050,284 from the 2016 year-end surplus balance of $601,654.

As of September 30, 2017, we had total current assets of $1,888,182, including cash of $151,314 and inventories of $820,908. As of December 31, 2016, our current assets of $1,996,013 included cash of $833,480 and inventories of $348,457.

As of September 30, 2017, we had total current liabilities of $2,336,812 including $223,500 of notes payable. Our current liabilities also include $232,511 of current year royalties payable. As of December 31, 2016, our current liabilities of $1,394,359 included $414,338 of notes payable and prior year accrued royalties payable of $276,916.

As of September 30, 2017, no derivative liabilities remained due to the expiration of the related warrants on July 25, 2017. At December 31, 2016, our derivative liabilities totaled $44 related to 10,000 of the 21,736,844 outstanding stock purchase warrants.

For the nine months ended September 30, 2017, net cash used in operating activities was $411,503 compared to $10,091 used in the first nine months of 2016.

In the nine months ended September 30, 2017, net cash used in investing activities was $126,453 compared to $3,029 used in the first nine months of 2016.

In the nine months ended September 30, 2017, net cash used in financing activities was $144,210. For the nine months ended September 30, 2016, financing activities provided $273,743.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2017, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers which is to be effective for reporting periods beginning after December 15, 2017. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company is currently reviewing any impact that it will have on the Company’s financial position, operations or cash flows.

Contractual Commitments

Royalty agreement. Effective November 28, 2007, WCI entered into separate exclusive license agreements with Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. In consideration for the licenses, WCI agreed to pay to Applied  the following royalties, beginning January 3, 2008: (a) an upfront royalty of $100,000 in the aggregate, (b) an aggregate royalty of fifteen percent (15%) of gross sales occurring during the first year of the license; (c) an additional upfront royalty of $400,000, in the aggregate, which was paid October, 2009; plus (d) an aggregate royalty of three percent (3%) of gross sales for all sales occurring after the payment of the $400,000 upfront royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter, if the royalty payments made do not meet or exceed that amount.  The total of unpaid royalties as of December 31, 2016 was $276,916. These prior year royalties were paid in full in March of 2016. As of September 30, 2017, the balance of accrued royalties for the current year is $232,511.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Wound Management Technologies, Inc.

November 16, 2017	By:	/s/ J. Michael Carmena
J. Michael Carmena,
Chief Financial Officer