Form 10-K
period 2017-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2018-03-29
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
------------------------------------------------------
Commission File Number 0-11808

WOUND MANAGEMENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Summit Ave, Suite 414, Fort Worth, Texas 76102
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 based on the $0.07 closing price as of such date was approximately $6,062,571.

As of March 29, 2018, 236,646,990 shares of the Issuer’s $.001 par value common stock were issued and 236,642,901 were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2017

LETTER FROM THE CEO

Dear Shareholders:

As we enter the third year of our three-year plan, we’d like to reflect on the momentum we continued to build in 2017 and give perspective about our future. The plan for 2017 included initiatives for building a solid company infrastructure and maintaining positive cash flow while focusing on strategic growth. I am pleased to report that we accomplished our 2017 goals by building a strong sales and marketing leadership team; growing annual revenues by 14%; realizing net income of $331,000, and retiring all debt except for our two convertible notes payable.

The Company was able to report annual net income for the first time in its history in 2017. Furthermore, 2016 included a significant nonrecurring expense in the amount of $818,665, primarily a noncash loss on the issuance of warrants for services valued at $758,665. Without this noncash expense, operating income was $343,000 for 2016. These warrants issued in 2016 were cancelled in 2017. We were able to achieve this two-year period of positive net cash from operations while still investing resources to strengthen our operational capabilities, grow our sales force, and invest in product development.

Continuing the momentum we enjoyed in 2016, more hospitals and surgeons from a variety of specialties recognized the benefits to their patients of our CRXa® Activated Collagen® Product Line. I am also pleased to report we realized the first sales of our HemaQuell® Resorbable Bone Hemostat in the fourth quarter of 2017. This novel product stops bone bleeding on contact and then resorbs within 2-7 days following surgery to allow for normal healing. HemaQuell Hemostat is delivered in a patent-pending applicator that simplifies its use in the surgical suite. Early adopter surgeons are recognizing the need and the value for this novel technology.

Beginning with the May 2017 hiring of Robert (Rob) K. Mart as Vice President, Marketing, 2017 saw the building of an outstanding sales and marketing leadership team. Rob is a seasoned leader with forty plus years of healthcare industry experience including twenty-three years with Johnson & Johnson. His leadership experience includes many successes and awards in research & product development and sales & marketing. We further bolstered our marketing and product development capabilities with the late summer hiring of Sherlene Bagley, another healthcare industry veteran with extensive marketing, product development and operations experience.

In the Fall, we brought great sales leadership into the Company with the addition of Zachary (Zach) B. Fleming as Vice President, Sales and Jay M. Speelhoffer as Director, Strategic Accounts. Zach is a dynamic sales leader with twenty years of progressive medical sales leadership roles, most recently with Smith & Nephew. He has a history of creating winning teams by attracting and retaining top sales talent as well as a drive to help clinicians and their patients achieve superior clinical outcomes. Jay has demonstrated success for thirty plus years in customer-facing sales and account management leadership positions with companies such as Johnson & Johnson, Bristol Myers Squibb, and most recently St. Jude Medical. His experience and reputation in the industry has already paid dividends in growing our sales distribution network. In addition, we just had two offers accepted, one for our new Chief Financial Officer and one for our Director of Customer Service. Both individuals are experienced medical device/pharma professionals who will add great value to our management team.

Along with adding key staff, the Company implemented a robust, cloud-based enterprise software system to improve productivity and facilitate the scale-up of order taking, processing, shipping, invoicing, and customer management. Also, in the Spring of 2017 we moved our corporate offices into a larger, more convenient location in the DFW Metroplex to accommodate our growing staff.

2018 is getting off to a great start with several major accomplishments already under our belts. While we have an aggressive forecast, we hit the January and February numbers and expect to achieve the forecast for March and the first quarter as well as our daily sales rate continues to increase.

I am also extremely pleased to announce that on Monday, March 26, 2018, the Company submitted an FDA 510(k) application seeking U.S. marketing clearance for our new internally sourced hydrolyzed collagen. With the pending expiration of Applied Nutritionals’ patent covering the use of hydrolyzed collagen in wound care on February 27, 2018, part of our three-year strategic plan was to develop our own source for the hydrolyzed collagen raw material used to manufacture our surgical and wound care products. All laboratory and preclinical tests have confirmed that the internally sourced hydrolyzed collagen is equivalent to the currently sourced material. Having control of sourcing will reduce supply risks, control inventory costs, and give us the ability to develop new, differentiated products that meet the needs of our customers. We are currently ramping up production and, upon FDA clearance, we expect to be selling our internally sourced products by September of this year. In the meantime, we have ample stock available of CellerateRX®/CRXa® Branded products to fulfill customers’ needs through August of this year as provided for in our current license agreement.

(i)

Other significant milestones in the First Quarter of 2018 include:

●
The retirement of all debt – both current and long term.
●
The conversion of all Series C Preferred Stock and accumulated dividends to Common Stock so the Company only has one class of stock.
●
The conclusion of all outstanding litigation.
●
The expansion of our Company Sales Force.

In summary, for the first time in the Company’s history, we are extremely pleased to report a year of positive net income, sustained growth, and long awaited financial stability. As we enter the last year of our three-year plan, we anticipate our momentum will continue forward, resulting in growth of revenues, the addition of more core products, continued investments in new products and clinical support of existing products, and expanding our staff to support our growing business. We will continue to do our best to meet or exceed customer and shareholder expectations.

J. Michael Carmena
Chief Executive Officer

(ii)

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

Wound Care Innovations, LLC (“WCI”), a wholly-owned subsidiary of the Company was organized as a Nevada limited liability company on August 21, 2003. WCI is a growing provider of CellerateRX®/CRXɑ® Activated Collagen® Adjuvant in the general wound care and surgical markets. The general/chronic wound care market is quickly expanding, particularly with respect to chronic wound applications due to an aging population and increases in the incidence of obesity and diabetes. In 2012, WCI expanded its Activated Collagen® Adjuvant product line to include surgical products, which resulted in the Company’s sales growth.

Resorbable Orthopedic Products, LLC (“ROP”) a whollyowned subsidiary of the Company, was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multifaceted patent for resorbable bone hemostasis products. ROP is both licensing technology from this patent and also developing products itself. In 2014 the Company entered into a commercial license for a bone void filler and in 2016 ROP received FDA 510(k) clearance for ROP Bone Hemostasis Material, (registered tradename HemaQuell®). HemaQuell® Resorbable Bone Hemostat is a mechanical tamponade for bleeding bone that resorbs within 27 days after use. The Company began selling HemaQuell Hemostat in the fourth quarter of 2017. Initial sales efforts are focused on orthopedic, cardiovascular, and spine surgeries.

The Product

CellerateRX®/CRXɑ® Activated Collagen®/CRXɑ® Adjuvant, (the “Product”) is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is offered in both powder and gel form. CellerateRX Wound Care Products are available without a prescription and are currently approved for reimbursement under Medicare Part B. CellerateRX Activated Collagen® Surgical Adjuvant Products are available under a physician’s order. Applied Nutritionals, LLC (“AN”) manufactures the Products and owns the CellerateRX registered trademark. The Company has incurred no research and development costs related to CellerateRX during the last two fiscal years.

Patent, License and Royalty Agreements

WCI began marketing and selling CellerateRX Products under the terms of a distribution agreement with AN that was effective on July 28, 2004. Effective January 3, 2008, WCI entered into separate exclusive license agreements with both AN and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive worldwide license to certain patented technologies and processes related to CellerateRX Products. The licenses are limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds). Although the term of these licenses expired on February 27, 2018, the agreements permit WCI to continue to sell and distribute Product with third parties for a period not exceeding six (6) months from the termination date.

In consideration for the licenses, WCI agreed to pay AN and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000. (b) a royalty of 15% of gross sales occurring during the first year of the license. (c) an additional advance royalty of $400,000 on January 3, 2009. plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. AN and Petito have been paid the minimum aggregate annual royalty payments each year since 2008, including both 2017 and 2016. Sales of CellerateRX Products occurring after the termination date are subject to the 3% royalty.

Marketing, Sales and Distribution

We began marketing our products in the chronic wound care and long-term care markets, as well as the professional medical markets, due to the prevalence of diabetic and decubitus, (pressure) ulcers. We believe that our Activated Collagen® Products are unique in composition and clinical performance and demonstrate the ability to reduce costs associated with standard wound management. In 2012, the Company added the CellerateRX Surgical Activated Collagen® Adjuvant product line to expand into the surgical wound market. WCI Surgical Products are attracting increased business from hospitals and surgery centers due to the unique benefits of hydrolyzed collagen, including product efficacy and economic value. The Products are used in specialty areas including total joint replacement, spine, orthopedic, trauma, vascular, general, plastic and reconstructive surgeries and podiatry. Chronic wound care Products are sold via independent distributors, distributor organizations, healthcare distributors, representatives and internal sales activities. The surgical Products are sold through a growing network of surgical product distributors and Company representatives who are credentialed to demonstrate the products in surgical settings.

Staffing

As of March 31, 2018, the Company has a staff of 18, consisting of 13 full-time employees, and 5 contractors.

Competition

The general wound care market is served by a number of large, multi-product line companies offering a suite of products to the market as well as a large number of small companies. Our Activated Collagen Products compete with primary dressings, advanced wound care products, collagen matrices and other biopharmaceutical products. Manufacturers and distributors of competitive products include: Smith & Nephew plc, Acelity L.P. Inc., Medline Industries, Inc., and Integra LifeSciences Holdings Corporation. Many of our competitors are significantly larger than we are and have more financial and personnel resources than we do. Consequently, we will be at a competitive disadvantage in marketing and selling our products in the marketplace. We believe, however, that the unique molecular form of Activated Collagen® Adjuvant used in our Products outperforms currently available, non-active dressings by improving efficacy, reducing the cost of patient care, and replacing numerous products with a single primary dressing.

New Products, Markets and Services

In September 2009. the Company acquired a patent (U.S. Patent No. 7,074,425, the “ROP Patent”) from Resorbable Orthopedics, LLC, (“ROP”) for a resorbable bone hemostat and delivery system for orthopedic bone void fillers (See Note 5 “Intangible Assets”). The ROP Patent offers innovative, safe and effective resorbable orthopedic products that are complementary to the already-existing Activated Collagen® Surgical Products. Together, the bone hemostat and delivery system addresses issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing. The resorbable orthopedic products covered by the ROP Patent are (a) a resorbable bone hemostat used to stop blood flow; (b) a delivery system for osteogenic/osteoinductive orthopedic products (bone void fillers); and (c) the formula as a delivery system for bone growth factors. These products have a complimentary sales call point for surgical representatives that sell the Company’s Activated Collagen® Surgical Products.

The Company received 510(k) clearance for the resorbable orthopedic hemostat in February of 2016; completed subsequent testing and launched HemaQuell® Resorbable Bone Hemostat in 2017, with our first sales realized in the Fourth Quarter. The Company is currently focusing its sales efforts in the domestic, (United States) market.

On November 8, 2011, ROP executed a development and license agreement with BioStructures, LLC, (The “BioStructures License”) which licensed certain bone hemostat rights to BioStructures, LLC to develop products in the field of bone remodeling, based on the ROP Patent, (see Note 5 “Intangible Assets”) for use in the human skeletal system. The BioStructures License excludes the fields of (1) a resorbable bone hemostat, (2) a resorbable orthopedic hemostat and antimicrobial dressing, and (3) veterinary orthopedic applications. In accordance with the terms of the BioStructures License, BioStructures, LLC paid an initial fee of $100,000 for the right to develop royalty-bearing products based on the ROP Patent for a 24-month period (such products shall hereinafter be referred to as the “BioStructures Products”). That right was extended to allow for the additional time needed for their FDA 510(k) clearance which occurred in 2014. At the time of their first FDA clearance, BioStructures paid a $50,000 FDA clearance fee and then entered into a Commercial License with ROP to market their cleared bone void filler. BioStructures paid $100,000 for the Commercial License which also included a 3% royalty on any such product’s sales over the life of the ROP Patent, which expires in 2023 and annual minimum royalties of $201,000. In 2015, BioStructures was acquired by BioVentus LLC. In 2016, BioVentus LLC and ROP agreed to reduce the royalty fee to 1.5% with the annual minimum royalty unchanged.

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

RISKS RELATED TO HOW WE OPERATE OUR BUSINESS:

We had a history of losses in prior years and may not maintain profitability.

Prior to 2017, the Company continuously incurred net losses since we began our current operations in 2004. (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Most recently, we incurred net losses from continuing operations of $415,747, and $1,340,455 in 2016, and 2015, respectively. However, the operating loss in 2016 included a significant nonrecurring expense in the amount of $818,665, primarily a non-cash loss on the issuance of warrants for services valued at $758,665. Without this non-cash expense, operating income was $342,918 for 2016. We plan to continue making significant investments in our sales and clinical programs resulting in a substantial increase in our operating expenses. Consequently, we will need to continue our revenue growth to maintain profitability in the future. We cannot offer any assurance that we will be able to generate future sales growth. If we fail to maintain profitability, our stock price may decline and you may lose part or all of your investment.

Our revenue growth for a particular period is difficult to predict, and a shortfall in forecast revenues may harm our operating results.

Because we are a relatively small company, our revenue growth and consequently results of operations are difficult to predict. We plan our operating expense levels based primarily on forecasted revenue levels. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce our fixed expenses in response to short-term revenue shortfalls. We have experienced fluctuations in revenue and operating results from quarter to quarter and anticipate that these fluctuations will continue until we achieve a critical mass with our product sales. These fluctuations are due to a variety of factors, including:

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

●
actual events, circumstances, outcomes and amounts differing from assumptions and estimates used in preparing our operating plan and how well we execute our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of future results. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business.

If our products do not gain market acceptance, we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, but not limited to:

●
the price of our products relative to other products for the same indications;

●
the perception by physicians and other members of the healthcare community of the efficacy and safety of our products for their indicated applications and treatments;

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

The wound care sector of the medical products industry is characterized by a multitude of technologies and intense competition. Our competitors currently manufacture and distribute a variety of products that are, in many respects, comparable to our products. Many suppliers of competing products are considerably larger and have much greater resources than we do. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound care products on their own or through joint ventures. It is possible that these competitors may develop technologies and products that are more effective than any we currently have. If this occurs, any of our products and technology affected by these developments could become obsolete.

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

RISKS RELATED TO INTELLECTUAL PROPERTY:

The patent on the CellerateRX products expired in February 2018.

CellerateRX products no longer benefit from the protection of a patent that expired in February 2018 and may become subject to increased competition resulting from the marketing of substantially equivalent products, and the Company’s performance may suffer as a result.

If we are unable to protect our intellectual property rights adequately, we may not be able to compete effectively.

Part of our success depends on our ability to protect proprietary rights to technologies used in certain of our products. We rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. Our patents and patent applications may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or our attempts to enforce them, may not necessarily be upheld by the courts. Efforts to enforce any of our proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert management’s attention. There can be no assurance that our proprietary rights will not be challenged, invalidated or circumvented or that the rights will in fact provide competitive advantages to us.

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

If we fail to obtain or experience significant delays in obtaining regulatory clearances or approvals to market future medical device products, we will be unable to commercialize these products until such clearance or approval is obtained.

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

Our directors own or control a large percentage of our common stock (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). As a result, our directors could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our directors, and principal stockholders; e.g., our principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our Articles of Incorporation, as amended, and Bylaws, as amended, may delay or prevent a potential takeover of the Company.

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

Our Board can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of the Company more difficult even if it might benefit our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate office is currently located at 1200 Summit Avenue, Suite 414, Fort Worth, TX 76102. The lease for the Company’s corporate office was entered into in March of 2017 and effective May 1, 2017. The lease expires on the last day of the fiftieth (50th) full calendar month following the effective date, (June 30, 2021). Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703.

ITEM 3. LEGAL PROCEEDINGS

Ken Link v. Wound Management Technologies, Inc., et al. On November 14, 2011, Ken Link instituted litigation against Wound Management Technologies, Inc. and Scott A. Haire in the District Court of Tarrant County Texas, Cause No. 342-256486-11 of the 342nd Judicial District, alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserted at that point in time that the unpaid balance of the note, including accrued interest as of December 4, 2011, was the sum of $355,292. Mr. Link also asserted that he was entitled to receive 200,000 shares of the Company’s common stock. Mr. Link was also seeking attorney’s fees; interest at 13% per annum; plus $1,000 per day. We disputed the claim, because we believed the contract was tainted by usury, and therefore, a usury counterclaim would more than offset the unpaid balance of the promissory note.

The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum; an additional one-time charge of $20,000 due on maturity; the issuance of 200,000 shares of the Company’s common stock as interest; and a $1,000 per day late fee for each day the principal and interest is late. It was our contention that these sums made the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness. Furthermore, we filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full. In addition, Wound Management sought recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remained unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note. The case was set for trial the week of October 21, 2013, but after three (3) days of trial before a jury, the judge declared a mistrial. Subsequently, Ken Link amended his pleadings and alleged that Wound Management Technologies, Inc. never intended to pay the $223,500 promissory note and sought damages for fraud and the loss of the benefit of the bargain relating to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. The case was subsequently reset for trial the week of December 1, 2014, and the judge again declared a mistrial. On September 4, 2015, Ken Link amended his pleadings once again seeking the sums he says are owed to him that were related to the advance by him in the amount of $223,500. The case was set for trial the week of May 15, 2017, but again, after three (3) days of trial before a jury, the judge declared a mistrial.

The case was subsequently reset for trial the week of October 30, 2017, and during a break in the proceedings, (November 1, 2017), the Company and Ken Link entered into a binding settlement agreement, which resulted in dismissal with prejudice of all claims and counterclaims asserted in Cause No. 342-256486-11, in exchange for which the Company delivered to Ken Link 1,200,000 shares of Wound Management Technologies, Inc. common stock in total satisfaction of all obligations between the parties. As a result of this settlement, the Note Payable to Mr. Link in the amount of $223,500 is cancelled along with accrued interest in the amount of $147,373.

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas against Fox Lake Animal Hospital, PSP and Bohdan Rudawski, Trustee of the Fox Lake Animal Hospital, PSP. The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000, but the loan actually loaned for a 6-month period was $25,000, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would be excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note.

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

The 352nd Judicial District Court entered an order in December, 2016, consolidating the Bohdan Rudawski case and the Fox Lake Animal Hospital case into the 352nd Court case.  The case was tried and went to the jury on March 22, 2018. The jury, in response to the question concerning the fraud counterclaim, reached a verdict that there was no fraud, therefore, a Judgment should be entered finding that the Defendants take nothing by virtue of their fraud claim.

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

YEAR	QUARTER ENDING	HIGH	LOW
2017	March 31, 2017	$0.100	$0.038
	June 30, 2017	$0.100	$0.058
	September 30, 2017	$0.078	$0.048
	December 31, 2017	$0.070	$0.046
2016	March 31, 2016	$0.890	$0.050
	June 30, 2016	$0.080	$0.050
	September 30, 2016	$0.070	$0.040
	December 31, 2016	$0.050	$0.040

Record Holders

As of March 31, 2018, there were 2,166 shareholders of record holding shares of common stock issued, of which a total of 4,089 shares are held as treasury stock. As of March 31, 2018, there were 236,646,990 shares of common stock issued and 236,642,901 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the year ended December 31, 2017, not previously disclosed:

On March 9, 2017, the Company issued 150,000 shares of common stock to each of the Company’s directors (four directors at the time, for a total of 600,000 shares valued at $42,000).

On March 10, 2017, the Company issued 250,000 shares of common stock valued at $18,500 to a contract consultant upon achievement of specified revenue targets.

On July 31, 2017, the Company issued 937,556 shares of common stock for the conversion of 800 shares of Series C Convertible Preferred Stock and $9,629 of related Series C dividends.

On November 22, 2017, the Company issued 1,200,000 shares of common stock valued at $84,000 for settlement of debt. (See NOTE 11 below for a discussion of this settlement).

On November 22, 2017, the Company issued 750,000 shares of common stock to a contract consultant upon termination of contract. There was no incremental increase in the fair value of the modified stock-based compensation award as of the modification date and accordingly, no additional compensation cost was recognized. See NOTE 3 below for discussion of the contract termination.

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

Organizational Overview

Our primary focus is developing and marketing products for the advanced wound care market, with a focus on surgical products, as pursued through our wholly-owned subsidiaries, WCI and ROP, which brings a unique mix of products, procedures and expertise to the wound care arena and surgical wounds. CellerateRX/CRXɑ® Adjuvant’s unique Activated Collagen® fragments (CRa® are a fraction of the size of the native collagen molecules and particles found in other products, which delivers the benefits of collagen to the body immediately.

In September of 2009, the Company acquired the ROP Patent, which offers a solution to the problem of bone wound healing in a cost-effective manner. In February 2016, we received FDA 501(k) clearance for HemaQuell® our Resorbable Bone Hemostat. In 2011, ROP executed BioStructures License to develop certain products in the field of bone remodeling. In January of 2014, BioStructures received 510(k) clearance for their first Biostructures Product: an innovative bioactive bone graft putty and bone graft extender. In February of 2014, ROP granted a Commercial License to BioStructures according to the terms of the Biostructures License. In November 2015, BioStructures was sold to BioVentus Global and the License remains in effect.

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

Results of Operations

Comparison of Year ended December 31, 2017 Compared to Year ended December 31, 2016

Revenues. The Company generated revenues for the year ended December 31, 2017 of $6,304,741 compared to revenues of $5,507,853 for the year ended December 31, 2016, or a 14% increase in revenues. The increase in revenues is the result of the Company’s increased sales and marketing efforts. Revenues in both 2017 and 2016 include $201,000 in annual royalties from the Biostructures License.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2017 were $806,038 compared to cost of goods sold of $943,579 for the year ended December 31, 2016, or a 14% decrease in cost of goods sold. In 2017, although the Company’s revenue from product sales increased significantly, the Company did not yet exceed the sales threshold needed to exceed the minimum annual royalty of $375,000.

Selling, General and administrative (“SG&A”) expenses. SG&A expenses for the year ended December 31, 2017 were $5,275,402 compared to SG&A expenses of $3,946,124 for the year ended December 31, 2016, or a 34% increase in SG&A expenses due to the buildup in our sales and marketing infrastructure to support future field sales force expansion. In 2016 the Company was successful in controlling general and administrative costs while still growing sales.

Interest Expense. Interest expense was $126,825 for the year ended December 31, 2017, compared to $174,493 for the year ended December 31, 2016, or a decrease of 27%.

Net Income / loss. We had net income for the year ended December 31, 2017, of $331,309 compared with a net loss of $415,747 for the year ended December 31, 2016, or an improvement of $747,056. This improvement was primarily because 2016 included a significant nonrecurring expense in the amount of $818,665, mostly a non-cash loss on the issuance of warrants for services valued at $758,665.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities used approximately $145,000 for the year ended December 31, 2017, and generated approximately $245,000 for the year ended December 31, 2016.

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

As of December 31, 2017, we had total current assets of $2,037,360, including cash of $463,189 and inventories of $711,397. As of December 31, 2016, we had total current assets of $1,996,013, including cash of $833,480 and inventories of $348,457.

As of December 31, 2017, we had total current liabilities of $2,115,324 including $1,200,000 of notes payable to related parties. Our current liabilities also include $244,422 of current year royalties payable, which were paid in full during February of 2018. As of December 31, 2016, we had total current liabilities of $1,394,359 including $414,338 of notes payable and convertible notes payable to unrelated parties. Our current liabilities also included $276,916 of current year royalties payable.

For the year ended December 31, 2017, net cash used in operating activities was $139,862 compared to net cash provided by operating activities of $409,245 in 2016.

We used $85,875 in investing activities in the year ended December 31, 2017, compared to $3,029 in the year ended December 31, 2016.

For the year ended December 31, 2017, net cash used in financing activities was $144,554, compared to net cash provided by financing activities of $244,927 in 2016.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

Royalty Agreements

Pursuant to the agreements with AN and Petito, the Company is obligated to pay royalties to AN and Petito, as described in “Item 1. Product, Patent, License and Royalty Agreement.” The Company is current with all such royalty obligations.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC (“RSI”), a wholly-owned subsidiary of the Company that was subsequently renamed Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine, LLC for distribution to the original patent holders, (including Mr. Constantine) and/or their heirs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Wound Management Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2014.
Houston, Texas
March 29, 2018

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017, AND 2016

	December 31,
	2017	2016
Assets
Current assets
Cash	$463,189	$833,480
Accounts receivable, net of allowance for bad debt of $28,910 and $21,947	786,250	744,044
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence for $144,996 and $153,023	711,397	348,457
Prepaid and other assets	26,274	19,782
Total current assets	2,037,360	1,996,013

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $56,951 and $41,328	63,211	34,939
Intangible assets, net of accumulated amortization of $434,999 and $369,974	117,291	140,336
Total long-term assets	180,502	175,275

Total assets	$2,217,862	$2,171,288

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$225,462	$238,229
Accounts payable - related parties	60,000	93,655
Accrued royalties	244,422	276,916
Deferred rent	13,920	-
Accrued Commission	46,534	-
Current lease obligation	-	3,766
Accrued interest	324,986	367,411
Derivative liabilities	-	44
Notes payable	-	414,338
Convertible notes payable – related parties	1,200,000	-
Total current liabilities	2,115,324	1,394,359

Long-term liabilities
Convertible notes payable - related parties	-	1,200,000
Total long-term liabilities	-	1,200,000

Total liabilities	2,115,324	2,594,359

Stockholders' equity (deficit)
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; 85,561 issued and outstanding as of December 31, 2017 and 85,646 issued and outstanding as of December 31, 2016	855,610	856,460
Common Stock: $.001 par value; 250,000,000 shares authorized; 113,427,943 issued and 113,423,854 outstanding as of December 31, 2017 and 109,690,387 issued and 109,686,298 outstanding as of December 31, 2016	113,428	109,690
Additional paid-in capital	46,013,982	45,822,570
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(46,868,443)	(47,199,752)
Total stockholders' equity (deficit)	102,538	(423,071)

Total liabilities and stockholders' equity (deficit)	$2,217,862	$2,171,288

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended
	December 31,
	2017	2016
Revenues	$6,304,741	$5,507,853

Cost of goods sold	806,038	943,579

Gross profit	5,498,703	4,564,274

Operating expenses
Selling, general and administrative expense	5,275,402	3,946,124
Other administrative expense	-	818,665
Depreciation and amortization	80,648	60,883
Bad debt expense	22,207	10,735
Total operating expenses	5,378,257	4,836,407

Operating income/(loss)	120,444	(272,133)

Other income / (expense)
Gain on settlement of debt	286,873	-
Debt forgiveness	50,646	30,592
Change in fair value of derivative liability	44	266
Other income	125	21
Interest expense	(126,825)	(174,493)
Total other income / (expense)	210,863	(143,614)

Net income/(loss)	331,309	(415,747)

Series C preferred stock dividends	(139,006)	(261,716)

Net income/(loss) available to common stockholders	$192,303	$(677,463)

Basic net loss per share of common stock	$0.00	$(0.01)

Diluted net loss per share of common stock	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic	111,381,832	108,604,489

Weighted average number of common shares outstanding, diluted	208,645,538	108,604,489

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock Series C Shares	$10.00 Par Value Amount	Common Stock Shares	$0.001 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2015	80,218	$802,180	107,274,816	$107,274	$44,615,321	(4,089)	$(12,039)	$(46,784,005)	$(1,271,269)
Issuance of Common stock for:
Services	-	-	1,316,667	1,317	56,183	-	-	-	57,500
Conversion of Series C Preferred Stock	(1,000)	(10,000)	1,000,000	1,000	9,000	-	-	-	-
Series C Dividend	-	-	98,904	99	(99)	-	-	-	-
Issuance of Preferred stock for:
Cash	6,428	64,280	-	-	385,720	-	-	-	450,000
Recognition of vesting stock	-	-	-	-	(2,220)	-	-	-	(2,220)
Warrant expense	-	-	-	-	758,665	-	-	-	758,665
Net Loss	-	-	-	-	-	-	-	(415,747)	(415,747)
Balance at December 31, 2016	85,646	$856,460	109,690,387	$109,690	$45,822,570	(4,089)	$(12,039)	$(47,199,752)	$(423,071)
Issuance of Common stock for:
Services	-	-	1,600,000	1,600	58,650	-	-	-	60,250
Conversion of Series C Preferred Stock	(800)	(8,000)	800,000	800	7,200	-	-	-	-
Series C Dividend	-	-	137,556	138	(138)	-	-	-	-
Common stock issued for settlement of debt	-	-	1,200,000	1,200	82,800	-	-	-	84,000
Issuance of Preferred stock for:	-	-	-	-	-	-	-	-	-
Cash	715	7,150	-	-	42,900	-	-	-	50,050
Net income	-	-	-	-	-	-	-	331,309	331,309
Balance at December 31, 2017	85,561	$855,610	113,427,943	$113,428	$46,013,982	(4,089)	$(12,039)	$(46,868,443)	$102,538

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Twelve Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income/(loss)	$331,309	$(415,747)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	80,648	60,883
Forgiveness of debt	(50,646)	30,592
Gain on settlement of debt	(286,873)	-
Bad debt expense	22,207	10,735
Inventory obsolescence	57,483	152,547
Common stock issued for services	60,250	55,280
(Gain) loss on change in fair value of derivative liabilities	(44)	(266)
Warrant expense	-	758,665
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(64,413)	(503,233)
(Increase) decrease in royalties receivable	-	150,750
(Increase) decrease in inventory	(420,423)	(91,226)
(Increase) decrease in prepaids and other assets	(6,492)	94,227
Increase (decrease) in accrued royalties and dividends	(32,494)	(46,146)
Increase (decrease) in accounts payable	26,942	15,877
Increase (decrease) in accounts payable related parties	(33,655)	72,556
Increase (decrease) in accrued liabilities	60,454	-
Increase (decrease) in accrued interest payable	115,885	63,751
Net cash flows provided by (used in) operating activities	(139,862)	409,245

Cash flows from investing activities:
Purchase of property and equipment	(43,895)	(3,029)
Purchase of intangible assets	(41,980)	-
Net cash flows used in investing activities	(85,875)	(3,029)

Cash flows from financing activities:
Payments on capital lease obligation	(3,766)	(4,711)
Payments on debt	(190,838)	(200,362)
Cash proceeds from sale of series C preferred stock	50,050	450,000
Net cash flows (used in) provided by financing activities	(144,554)	244,927

Net increase (decrease) in cash	(370,291)	651,143
Cash and cash equivalents, beginning of period	833,480	182,337
Cash and cash equivalents, end of period	$463,189	$833,480

Cash paid during the period for:
Interest	$10,937	$49,559
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	$137	$99
Common stock issued for conversion of Series C Preferred Stock	8,000	10,000
Issuance of vested stock	-	167

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

INCOME / LOSS PER SHARE

The Company computes income/loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income/loss per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss available to common stockholders by the weighted average number of common shares available. Diluted income/loss per share is computed similar to basic income/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The calculation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Basic net income (loss) per share:
Numerator:
Net income (loss)	$331,309	$(415,747)
Denominator:
Weighted-average common shares outstanding	111,381,832	108,604,489

Basic net income (loss) per share	$0.00	$(0.01)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$331,309	$(415,747)
Series C dividends	(139,006)
Diluted net income (loss)	$192,303	$(415,747)
Denominator:
Weighted-average common shares outstanding	111,381,832	108,604,489
Common stock warrants	694,834	-
Convertible debt	-	-
Preferred shares	96,568,871	-
Weighted average shares used in computing diluted net income (loss) per share	208,645,538	108,604,489

Diluted net income (loss) per share	$0.00	$(0.00)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2017 and 2016 as such shares would have had an anti-dilutive effect:

	2017	2016
Preferred shares	-	92,915,071
Convertible debt	19,890,414	18,082,186

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company recorded bad debt expense of $22,207 and $10,735 in 2017 and 2016, respectively. The allowance for doubtful accounts at December 31, 2017 was $28,910 and the amount at December 31, 2016 was $21,947.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods, powders, gels and the related packaging supplies. The Company recorded inventory obsolescence expense of $57,483 in 2017 and $152,547 in 2016. The allowance for obsolete and slow-moving inventory had a balance of $144,996 and $153,023 at December 31, 2017 and December 31, 2016, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed utilizing the straight-line method over the estimated economic life of the assets, which ranges from five to ten years. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. As of December 31, 2017, fixed assets consisted of $120,162 including furniture and fixtures, computer equipment, phone equipment and the Company websites. As of December 31, 2016, fixed assets consisted of $76,267 including furniture and fixtures, computer equipment, phone equipment and the Company websites. The depreciation expense recorded in 2017 was $15,623 and the depreciation expense recorded in 2016 was $9,852. The balance of accumulated depreciation was $56,951 and $41,328 at December 31, 2017 and December 31, 2016, respectively. The Company paid $43,895 to acquire fixed assets during 2017.

INTANGIBLE ASSETS

As of December 31, 2017, and 2016 intangible assets include a patent acquired in 2009 with a historical cost of $510,310. The patent is being amortized over its estimated useful life of 10 years using the straight-line method. Amortization expense recognized was $65,025 and $51,031 during 2017 and 2016. In 2017, the Company put into service a business software. The costs to implement this software which totaled $41,980 are included in intangible assets and are being amortized over the initial term of the license which is three years.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2017 and 2016.

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

Our intangible assets have also been valued using the fair value accounting treatment and a description of the methodology used, including the valuation category, is described below in Note 5 “Intangible Assets.”

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2017 and 2016.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities as of December 31, 2017	$-	$-	$-	$-
Derivative Liabilities as of December 31, 2016	$-	$-	$44	$44

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

NOTE 3 – OTHER SIGNIFICANT TRANSACTIONS

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

●
A $60,000 consulting fee payable upon execution of the Agreement, refundable only upon cancellation of the Agreement by EVP during the initial one-year term.

●
A success fee in an amount equal to 5% of the transaction value of any strategic transaction.

●
A selling fee equal to 3% of the gross proceeds of any debt financing transaction or 5% of the gross proceeds of any equity financing transaction.

●
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

Pursuant to the Termination Agreement, EVP canceled the Warrant in exchange for the Company’s issuance to EVP of 750,000 shares of the Company’s Common Stock. There was no incremental increase in the fair value of the modified stock-based compensation award as of the modification date and accordingly, no additional compensation cost was recognized.

NOTE 4 – NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Funds are advanced to the Company from various related parties as necessary to meet working capital requirements. Below is a summary of outstanding convertible notes due to related parties, including accrued interest separately recorded, as of December 31, 2017 and 2016:

				Accrued Interest
Related Party	Nature of Relationship	Term of the agreement	Principal amount	2017	2016
S. Oden Howell Revocable Trust ("HRT")	Mr. S. Oden Howell, Jr. became a member of the Board of Directors in June of 2015	The note is secured, bears interest at 10% per annum, matures June 15, 2018, and is convertible into shares of the Company's Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.	$600,000	$162,493	$96,164

James W. Stuckert Revocable Trust ("SRT")	Mr. James W. Stuckert became a member of the Board of Directors in September of 2015	The note is secured, bears interest at 10% per annum, matures June 15, 2018, and is convertible into shares of the Company's Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.	$600,000	$162,493	$96,164

Total			$1,200,000	$324,986	$192,328

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

NOTES PAYABLE

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2017 and 2016:

		Principal Amount			Accrued Interest
Note Payable	Terms of the agreement	2017		2016	2017		2016
March 4, 2011 Note Payable	223,500 note payable; (i) interest accrues at 13% per annum; (ii) maturity date of September 4, 2011; (iii) $20,000 fee due at maturity date with a $1,000 per day fee for each day the principal and interest is late. This note was settled in full on November 1, 2017 (see Note 11 "Legal Proceedings")	$-		$223,500	$-		$147,373

Third Quarter 2012 Secured Subordinated Promissory Notes	Three notes in the aggregate principal amount of $110,000; (i) interest accrues at 5% per annum; (ii) maturity date of October 12, 2012; (iii) after the maturity date interest shall accrue at 18% per annum and the company shall pay to the note holders on a pro rata basis, an amount equal to twenty percent of the sales proceeds received by the Company and its subsidiary, WCI, from the sale of surgical powders, until such time as the note amounts have been paid in full. As of December 31, 2017, all of these notes have been repaid in full.		$-	$104,571	$-		$8,200

September 28, 2012 Promissory Note	$51,300 note payable (i) interest accrues at 10% per annum; (ii) original maturity date of December 31, 2012; (iii) default interest rate of 15% per annum. As of December 31, 2017, the note is paid in full.	$-		$11,300		$-	$19,510

Quest Capital Investors, LLC	Furniture purchase agreement in the original amount of $11,700 with $300 payments due each month. Secured by fixed assets of the Company. As of December 31, 2017, the note is paid in full.	$-		$300	$-		$-

May 28, 2015 Promissory Note	$96,000 note payable (i) interest accrues at 10% per annum; (ii) original maturity date of May 28, 2016; (iii) amended maturity date of June 30, 2017. As of December 31, 2017, the note is paid in full.	$-		$74,667	$-		$-

Total		$-		$414,338	$-		$175,083

During the year ended December 31, 2016, the Company paid $26,762 principal and $49,559 in accrued interest for three of the non-related party notes. In June and July of 2016, two of the parties' notes were amended and they agreed to forgive a portion of the accrued interest in the amounts of $22,943 and $7,649 for a total of $30,592.

During 2017, the WMTI reached an agreement to settle an outstanding payable with WellDyne Health, LLC, (“WellDyne”), a third party that had provided shipping and consulting services on behalf of the Company effective through September 19, 2015. As part of that settlement, WellDyne forgave $39,709 of the outstanding payable.

During 2017, the Company paid a total of $190,838 principal to three non-related party note holders and reached an agreement with them to forgive $10,937 in accrued interest. As a result, all three notes were paid in full. The Company also settled $223,500 note payable and $147,373 accrued interest in Common Stock, see note 11.

NOTE 5 – INTANGIBLE ASSETS

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent from in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent. Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability. The intangible asset is being amortized over an estimated ten-year useful life.

Software Implementation

In 2017, the Company put into service a business software. The costs to implement this software which totaled $41,980 are included in intangible assets and are being amortized over the initial term of the license which is three years.

The activity for the intangible assets is summarized below:

Cost	Patent	Software	Total
Balance at December 31, 2016	$510,310	$-	$510,310
Implementation costs		41,980	41,980
Balance at December 31, 2017	$510,310	$41,980	$552,290
Accumulated amortization
Balance at December 31, 2016	$369,974	$-	$369,974
Amortization expense	51,032	13,993	65,025
Balance at December 31, 2017	$421,006	$13,993	$434,999
Net carrying amount
Balance at December 31, 2016	$140,336	$-	$140,336
Balance at December 31, 2017	$89,304	$27,987	$117,291

NOTE 6 – CUSTOMERS AND SUPPLIERS

The Company had one significant customer which accounted for approximately 16% of the Company’s sales in 2017 and had two significant customers which accounted for approximately 18% and 14% of the Company’s sales in 2016. The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

The Company purchases all raw materials inventory for its principal product from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENTS

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. The licenses are limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds) and include any new product developments based on the licensed patent and processes and any continuations. Although the term of these licenses expired on February 27, 2018, the agreements permit WCI to continue to sell and distribute products for a period not exceeding six (6) months from the effective termination date.

In consideration for the licenses, WCI agreed to pay Applied and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. The amounts listed in the two preceding sentences are the aggregate of amounts paid/owed to Applied and Petito) and the Company has paid the minimum aggregate annual royalty payments each year since 2008, including both 2017 and 2016. Sales of CellerateRX occurring after the termination date are subject to the 3% royalty. The total unpaid royalties as of December 31, 2017 and 2016, is $244,422 and $276,916, respectively.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSI-ACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s common stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable. The royalty is paid to Barry Constantine Consultant LLC for distribution to the original patent holders, (including Mr. Constantine) and/or their heirs.

PREPAID FROM INVENTORY CONTRACT

In November of 2016, ROP entered into a contract with the contract manufacturer of HemaQuell® product to purchase $13,787 of product. This amount was recorded as an asset in the “Prepaid and Other Assets” account at December 31, 2016, based on the contractual obligation of the parties.

OFFICE LEASE

The Company’s corporate office is located at 1200 Summit Avenue, Suite 414, Fort Worth, TX 76102. The lease was entered into in March of 2017, with an effective date of May 1, 2017. The lease expires on the last day of the fiftieth (50th) full calendar month following the effective date (June 30, 2021). Monthly base rental payments are as follows: months 1-2, $0; months 3-14, $7,250; months 15-26, $7,401; months 27-38, $7,552; and months 39-50, $7,703.

PAYABLES TO RELATED PARTIES

As of December 31, 2017, and 2016, the Company had outstanding payable to related parties totaling $60,000 and $93,655, respectively. The payables are unsecured, bear no interest and due on demand.

NOTE 8 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock issued or outstanding as of December 31, 2017 and 2016.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution. Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate. There were no Series B Shares issued or outstanding as of December 31, 2017 and 2016.

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

The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of December 31, 2017, and December 31, 2016, there were 85,561 and 85,646 shares of Series C Preferred Stock issued and outstanding, respectively.

During the year ended December 31, 2016, the Company issued 6,428 shares of Series C preferred stock to Directors of the Company for cash proceeds of $450,000.

On March 10, 2017, the Company issued 715 shares of Series C preferred stock in exchange for cash in the amount of $50,050.

During 2017, one shareholder converted 800 shares of Series C preferred stock and dividend of $9,692 to common stock of 937,556 shares.

Series C preferred stock dividends were $139,006 and $261,716 for the years ended December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, the aggregate outstanding accumulated arrearages of cumulative dividends was $909,557, ($10.63 per share). As of the date of this filing, $1,060,098 Series C preferred stock dividends have been converted to 15,144,247 shares of common stock at $0.07 per share.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. On September 3, 2014, the Company increased its authorized common stock to 250,000,000 shares. As a result, all outstanding Series D preferred shares were converted to common stock.

In November of 2013, the Company granted an aggregate of 15,000 shares of Series D preferred stock to employees and nonemployees for services. 9,000 of the shares were granted to employees and vested immediately upon grant; 4,000 shares were granted to a nonemployee and vested immediately upon grant; 1,000 of the shares were granted to an employee and vested in equal tranches over three years through October 1, 2016; and 1,000 of the shares were granted to a nonemployee and vested in equal tranches over three years through September 15, 2016. The aggregate fair value of the awards was determined to be $1,046,669 of which $925,787 was recognized during the year ended December 31, 2013; $79,318 was recognized during the year ended December 31, 2014; $6,628, (net forfeitures of $19,173) was recognized during the year ended December 31, 2015; and $8,109 was recognized during the year ended December 31, 2016. As of October 1, 2016, all shares have vested, no further expense is to be recognized.

During the year ended December 31, 2014, the Company granted an aggregate of 1,445 shares of Series D preferred stock to three nonemployees which vested immediately upon grant. The aggregate fair value of the awards was determined to be $157,050 which was recognized during the year ended December 31, 2014 and no further expense is to be recognized.

On September 3, 2014, the Company increased its authorized common stock to 250,000,000 shares. Accordingly, the 16,545 outstanding shares of Series D preferred stock were automatically converted into 16,545,000 common shares.

As of December 31, 2017, and December 31, 2016 there were no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2017, there were no shares of Series E Preferred Stock issued and outstanding.

The Company evaluated the Series C preferred stock under FASB ASC 815 and determined that they do not qualify as derivative liabilities. The Company then evaluated the Series C preferred stock for beneficial conversion features under FASB ASC 470-30 and determined that none existed.

COMMON STOCK

On September 3, 2014, the Company held a stockholders meeting. The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000.

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

On March 9, 2017, the Company issued 150,000 shares of common stock to each of the Company’s then four Board Directors, (a total of 600,000 shares valued at $42,000).

On March 10, 2017, the Company issued 250,000 shares of common stock valued at $18,250 to a contract consultant upon achievement of specified revenue targets which occurred January 31, 2017.

On July 31, 2017, the Company issued 937,556 shares of common stock for the conversion of 800 shares of Series C Convertible Preferred Stock and $9,629 of related Series C dividends

On November 22, 2017, the Company issued 1,200,000 shares of common stock valued at $84,000 for settlement of debt (see NOTE 11 below for a discussion of the settlement).

On November 22, 2017, the Company issued 750,000 shares of common stock valued at $0 to a contract consultant upon termination of contract (see NOTE 3 above for a discussion of the termination).

WARRANTS

At December 31, 2017, there were 5,100,000 warrants outstanding with a weighted average exercise price of $0.06. At December 31, 2016, there were 67,246,300 warrants outstanding with a weighted average exercise price of $0.12.

A summary of the status of the warrants granted at December 31, 2017 and 2016, and changes during the years then ended is presented below:

For the Year Ended December 31, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	67,246,300	$0.12
Granted	-	-
Exercised	-	-
Forfeited	(60,051,300)	0.12
Expired	(2,095,000)	0.13
Outstanding at end of period	5,100,000	$0.06

For the Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,736,844	$0.19
Granted	60,000,000	0.12
Exercised	-	-
Forfeited	-	-
Expired	(2,490,544)	0.60
Outstanding at end of period	67,246,300	$0.12

The following table summarizes the outstanding warrants as of December 31, 2017:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	1	$0.06	4,500,000	$0.06
0.08	200,000	1	0.08	200,000	0.08
0.09	400,000	1	0.09	400,000	0.09
$0.06 -0.09	5,100,000	1	$0.06	5,100,000	$0.06

The following table summarizes the outstanding warrants as of December 31, 2016:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	2	$0.06	4,500,000	$0.06
0.08	550,000	1	0.08	550,000	0.08
0.09	625,000	1	0.09	625,000	0.09
0.12	60,000,000	4	0.12	12,000,000	0.12
0.15	1,571,300	1	0.15	1,571,300	0.15
$0.06 -.15	67,246,300	4	$0.12	19,246,300	$0.12

STOCK OPTIONS

A summary of the status of the stock options granted for the years ended December 31, 2017 and 2016, and changes during the period then ended is presented below:

For the Year Ended December 31, 2017
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	1,150,000	0.06
Exercised	-	-
Forfeited	(150,000)	(a)
Expired	(943,500)	0.15
Outstanding at end of period	1,150,000	$0.06

For the Year Ended December 31, 2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,093,500	$0.15

(a) On January 1, 2015, the Company granted three tranches of options, 25,000, 25,000, and 100,000 which vest upon meeting specific performance measures. The measures include achieving three specific sales targets per month for 3 consecutive months. The exercise price and expiration date of each tranche will be set upon achieving the targets. As of the date of this filing the performance measures have not been met. As a result, the exercise price is undetermined and these options are excluded from the calculation of weighted average remaining life. As of December 31, 2017, the options were forfeited.

On December 31, 2017, the Company granted a total of 1,150,000 options to five employees. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $61,322 and no expense was recognized.

The following table summarizes the outstanding options as of December 31, 2017:

As of December 31, 2017			As of December 31, 2017
Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	1,150,000	5	$0.06	-	$-

The following table summarizes the outstanding options as of December 31, 2016:

As of December 31, 2016			As of December 31, 2016
Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.15	943,500	1.75	$0.15	943,500	$0.15
(a)	150,000	-	-	-	-
$0.15	1,093,500	1.63	$0.15	943,500	$0.15

(a) On January 1, 2015, the Company granted three tranches of options, 25,000, 25,000, and 100,000 which vest upon meeting specific performance measures. The measures include achieving three specific sales targets per month for 3 consecutive months. The exercise price and expiration date of each tranche will be set upon achieving the targets. As of the date of this filing the performance measures have not been met. As a result, the exercise price is undetermined and these options are excluded from the calculation of weighted average remaining life. As of December 31, 2017, the options were forfeited.

NOTE 9 – DERIVATIVE LIABILITIES

During 2017 and 2016, the Company had outstanding common stock warrants that contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price. In addition, the Company also had outstanding convertible notes payable to various lenders that were convertible at discounts ranging from 30% to 50% of the fair market value of the Company’s common stock.

As of December 31, 2017, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants and the conversion of all outstanding convertible notes payable. As a result, the Company determined that the warrants and the embedded beneficial conversion features of the debt instruments do not qualify for equity classification. Accordingly, the warrants and conversion options are treated as derivative liabilities and are carried at fair value. As of December 31, 2017, no outstanding common stock warrants with anti-dilution provision remained outstanding.

The Company estimates the fair value of the derivative warrant liabilities by using the Black-Scholes Option Pricing Model and the derivative liabilities related to the conversion features in the outstanding convertible notes using the Black-Scholes Option Pricing Model assuming maximum value, a Level 3, input, with the following assumptions used:

Year	2017	2016
Dividend yield:	0%	0%
Expected volatility	127.73% to 0%	146.67 to 110.19%
Risk free interest rate	0.00 to 1.07%	0.00 to 1.07%
Expected life (years)	0.00 to 0.00	0.00 to 0.56

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2016 and 2015:

Balance, December 31, 2015	$(310)
Derivative warrants exchanged for debt
Loss on change in fair value of derivative liabilities	266
Balance, December 31, 2016	(44)
Loss on change in fair value of derivative liabilities	44
Balance, December 31, 2017	$-

The aggregate gain (loss) on derivative liabilities for the years ended December 31, 2017 and December 31, 2016 was $44 and $266, respectively.

NOTE 10 – INCOME TAXES

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

The unexpired net operating loss carry forward at December 31, 2017 is approximately $34,740,000 with various expiration dates between 2019 and 2037 if not utilized. All tax years starting with 2014 are open for examination.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 34% to 21%. As a result of this effective tax rate change the Net operating loss carry forward as of December 31, 2017, decreased from $11,928,740 to $7,295,315, a decrease of $4,633,425. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

Non-current deferred tax asset:

	2017	2016
Net operating loss carry forwards, (21% as of December 31, 2017 and 34% as of December 31, 2016	$7,295,315	$11,781,690
Valuation allowance	(7,295,315)	(11,781,690)
Net non-current deferred tax asset	$-	$-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2017 and 2016 are listed below.

	2017	2016
Expected federal income tax benefit	$(112,645)	$141,354
Goodwill amortization	142,386	142,386
Gain on settlement of debt	114,757	-
NOL carryover reduced by settlement of debt	(114,403)	-
Change in valuation allowance	(11,807)	(5,369)
Expired capital loss carryover	(9,227)	-
Other	(9,061)	(1,720)
Derivative gain	-	90
Stock-based compensation	-	(276,741)
Income tax expense (benefit)	$0	$0

The Company has no tax positions at December 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties.

NOTE 11 – LEGAL PROCEEDINGS

Ken Link v. Wound Management Technologies, Inc., et al. On November 14, 2011, Ken Link instituted litigation against Wound Management Technologies, Inc. and Scott A. Haire in the District Court of Tarrant County Texas, Cause No. 342-256486-11 of the 342nd Judicial District, alleging default under the terms of a certain promissory note executed by Wound Management Technologies, Inc. and guaranteed by Scott A. Haire. Ken Link asserted at that point in time that the unpaid balance of the note, including accrued interest as of December 4, 2011, was the sum of $355,292, Mr. Link asserted that he was entitled to receive 200,000 shares of the Company’s common stock. Mr. Link was also seeking attorney’s fees and interest at 13% per annum, plus $1,000 per day. We disputed the claim, because we believed the contract was tainted by usury, and therefore, a usury counterclaim would more than offset the unpaid balance of the promissory note.

The note, in the original principal amount of $223,500, required the payment of interest accrued at 13% per annum; an additional one-time charge of $20,000 due on maturity; the issuance of 200,000 shares of stock as interest; and a $1,000 per day late fee for each day the principal and interest is late. It was our contention that these sums made the contract usurious and the usury claims more than offset the amount of the unpaid indebtedness. Furthermore, we filed an action for recovery of damages for usury under the Texas Finance Code for a note which was previously executed by the Company and payable to Ken Link, which was in fact paid to Mr. Link in full. In addition, Wound Management was seeking recovery of attorney’s fees pursuant to the usury provisions of the Texas Finance Code. While the amount of the promissory note remained unpaid, the counterclaims more than offset the maximum amount that could be asserted on the promissory note. The case was set for trial the week of October 21, 2013, but after three (3) days of trial before a jury, the judge declared a mistrial. Subsequently, Ken Link amended his pleadings and alleged that Wound Management Technologies, Inc. never intended to pay the $223,500 promissory note and sought damages for fraud and the loss of the benefit of the bargain relating to the shares of stock, plus interest as set forth in the note, exemplary damages, and attorney's fees. The case was subsequently reset for trial the week of December 1, 2014, and the judge again declared a mistrial. On September 4, 2015, Ken Link again amended his pleadings seeking the sums he says were owed to him resulting from the advance by him in the amount of $223,500. The case was set for trial the week of May 15, 2017. but again, after three (3) days of trial before a jury, the judge declared a mistrial.

The case was subsequently reset for trial the week of October 30, 2017, and during a break in the proceedings, (November 1, 2017), the Company and Ken Link entered into a binding settlement agreement, which resulted in dismissal with prejudice of all claims and counterclaims asserted in Cause No. 342-256486-11, in exchange for which the Company delivered to Ken Link 1,200,000 shares of Wound Management Technologies, Inc. common stock in total satisfaction of all obligations between the parties. As a result of this settlement, the Note Payable to Mr. Link in the amount of $223,500 was cancelled along with accrued interest in the amount of $147, 253. The fair value of the 1,200,000 shares of common stock issued was $84,000 based on the stock price when issued, the Company recognized gain on settlement of debt of $286,873.

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

The 352nd Judicial District Court entered an order in December, 2016 consolidating the Bohdan Rudawski case and the Fox Lake Animal Hospital case into the 352nd Court case.  The case was tried and went to the jury on March 22, 2018. The jury, in response to the question concerning the fraud counterclaim, reached a verdict that there was no fraud, therefore, a Judgment should be entered finding that the Defendants take nothing by virtue of their fraud claim.

NOTE 12 – CAPITAL LEASE OBLIGATION

In December 2014, the Company entered into a Capital Lease agreement for the purchase of a phone system. The agreement required a down payment of $2,105 and 36 monthly payments of $375. The Company recorded an asset of $13,512 and a capital lease obligation of $13,512. Aggregate payments under the capital lease were $3,766 and $4,733 during 2017 and 2016, respectively. At December 31, 2017, the balance was paid in full.

NOTE 13 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all significant events or transactions that occurred after December 31, 2017, are outlined below:

On March 6, 2018 the Company issued 22,651,356 shares of common stock for the conversion of $1,200,000 in convertible debt.

In February and March 2018, the company issued 100,567,691 shares of common stock for conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends.

As of the date of this report there are no Series C Convertible Preferred stock shares outstanding.

In response to the expiration of Applied Nutritionals’ patent covering the use of hydrolyzed collagen in wound care on February 27, 2018, the Company submitted an FDA 510(k) application on March 26, 2018, seeking U.S. marketing clearance for our new internally sourced hydrolyzed collagen.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management, including our Chief Executive Officer / Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

ITEM 9B. OTHER INFORMATION

On March 10, 2017, the Company and John Siedhoff, the chairman of the Company’s Board of Directors, entered into an amendment to the Consulting Agreement, dated April 25, 2016, by and between the Company and Mr. Siedhoff (the “Amendment”). The Amendment: (i) changes the name of the consultant under the Consulting Agreement from John Siedhoff to Twin Oaks Equities, LLC (an entity controlled by Mr. Siedhoff), and (ii) increases the monthly compensation payable under the Consulting Agreement from $15,000 to $20,000, effective as of January 1, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages, and positions of the current directors of the Company.

NAME	AGE	POSITION	YEAR FIRST ELECTED
S. Oden “Denny” Howell Jr.	78	Director	2015
John C. Siedhoff	58	Director	2014
James W. Stuckert	80	Director	2015

S. Oden “Denny” Howell, Jr. is a long-time investor in pharmaceutical and medical device companies, as well as a past director of a pharmaceutical company. He has served as President of Howell & Howell Contractors, Inc., a renovation and industrial/commercial painting contractor since 1972. He is also the Secretary/Treasurer of LCM Constructors, Inc., a general construction company; Secretary/Treasurer of SemperFi Constructors, LLC, a service-disabled, veteran-owned small business; Chairman of Keller Manufacturing Co., Inc.; Chairman of PDD, LLC, and a Trustee of Lindsey Wilson College in Columbia, Kentucky.

John C. Siedhoff has been a part of acquiring more than twenty companies with a focus and expertise on turnaround opportunities. His turnaround, merger and acquisition experience began as Chief Operating Officer of Enduro Systems, Inc., and as Chief Financial Officer of Deep Down, Inc., where he completed a reverse merger public transaction. Mr. Siedhoff is a founding member of Twin Oaks Equity, LLC, a firm specializing in corporate turnarounds, mergers and acquisitions located in The Woodlands, Texas. Mr. Siedhoff has served on the boards of Enduro Holdings, Deep Down, SK Holdings and 40 Days For Life. He earned a Bachelor of Science Degree in Mechanical Engineering from Iowa State University.

James W. Stuckert began an illustrious 53-year career with J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”) as an advisor/trader, ultimately rising to lead the Company as Chairman and Chief Executive Officer in 1995. Hilliard Lyons is a full-service financial asset management firm Headquartered in Louisville, Kentucky. Under his leadership Hilliard Lyons grew to over 2,200 employees with 85 offices in thirteen Midwestern states, and managed assets in excess of $35 billion. Mr. Stuckert was an initial investor and served 24 years on the Board of Royal Gold, Inc; He has served as Chairman of SenBanc Fund; board member of DataBeam, Inc.; and board member of the Securities Industry Association, (SIA). He has also served as a past member of the nominating committee of the New York Stock Exchange and as Chairman of the SIA’s Regional Firms Committee. Mr. Stuckert has served his alma mater, the University of Kentucky as a member of the Board of Trustees; Vice Chairman and Chairman of the Finance Committee; and Chairman of the Presidential Search Committee. In addition, he was Chairman of a hospital’s investment committee with investable assets in excess of $1.2 billion. Mr. Stuckert earned a Bachelor of Science in Mechanical Engineering, and Master of Business Administration degrees from the University of Kentucky.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME	AGE	POSITION
J. Michael Carmena	62	Chief Executive Officer and Chief Financial Officer

J. Michael Carmena was appointed Chief Executive Officer effective February 20, 2018 and has served as the Company’s Chief Financial Officer since December 8, 2016. Prior to joining the Company, Mr. Carmena served as Senior Director, Business & Sales Operations, of Smith and Nephew plc, formerly known as Healthpoint Biotherapeutics. Mr. Carmena previously served Healthpoint Biotherapeutics as Senior Director, Finance & Administration (from 2008 to 2010) and as Controller (from 1998 to 2008). Mr. Carmena began his professional career at Arthur Andersen & Co., after graduating, magna cum laude, with a BBA in Accounting from Texas Christian University in 1978.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports with the SEC of ownership and changes in ownership of our common stock and other equity securities of the Company. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, during the fiscal year ended December 31, 2017, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: Though he became the Company’s Chief Financial Officer on December 8, 2016, Mr. Carmena filed his initial Form 3 upon being named Chief Executive Officer on February 20, 2018.

Independent Directors

The Board consists of non-management directors. Two of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards. (Mr. Siedhoff may be deemed not to be independent by virtue of compensation received pursuant to his consulting agreement with the Company.) Under the NASDAQ’s listing standards, no director qualifies as independent unless the Board affirmatively determines that he or she has no material relationship with the Company. Based upon information requested from and provided by each director concerning their background, employment, and affiliations, including commercial, banking, consulting, legal, accounting, charitable, and familial relationships, the Board has determined that, other than being a director and/or shareholder of the Company, each of the independent directors named above has either no relationship with the Company, either directly or as a partner, shareholder, or officer of an organization that has a relationship with the Company, or has only immaterial relationships with the Company, and is independent under the NASDAQ’s listing standards.

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

Our Board leadership structure is commonly utilized by other public companies in the U.S., and we believe that it is effective. This leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among the Chief Executive Officer/Chief Financial Officer, the chairman, and the independent directors. Of the three members of our Board, two are independent from management.

Risk Management

The Board is responsible for overseeing the Company’s management and operations. The Board serves in the role of an audit committee, fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, the performance of the Company’s internal audit function, and risk assessment and risk management. We believe that the Board provides effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer-term horizon. Then, plans are developed to deal with the risks identified. In addition, members of our management team periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management team is responsible for the Company’s day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Meeting Attendance

During the fiscal years ended December 31, 2017 and December 31, 2016, the Board held four and three Board meetings, respectively. During 2017 and 2016, each director (once appointed) attended all Board meetings, (no director attended fewer than 75% of the meetings). The Company encourages, but does not require, directors to attend the annual meeting of shareholders; however, such attendance allows for direct interaction between shareholders and members of the Board.

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
1200 Summit Avenue, Suite 414
Fort Worth, TX 76102

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
J. Michael Carmena (a)	2016	8,636	-	-		-	-	-	8,636
	2017	175,000	-	-	30,000	-	-	-	205,000

Deborah J. Hutchinson (b)	2016	200,000	-	25,000	-	-	-	-	225,000
	2017	170,000	-	-		-	-	-	170,000

Darren Stine (c)	2016	120,000	-	20,000	-	-	-	-	140,000
	2017	-	-	-	-	-	-	-	-

Notes to Summary Compensation Table

(a)
J. Michael Carmena was appointed as the Company’s Chief Executive Officer effective February 20, 2018 and as Chief Financial Officer effective December 8, 2016.

(b)
Deborah J. Hutchinson retired as the Company’s President effective July 19, 2017.

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

Director Compensation

2017 DIRECTOR COMPENSATION TABLE

Name	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
S. Oden “Denny” Howell Jr.	$10,500					$10,500
Phillip J. Rubinfeld	$10,500					$10,500
John C. Siedhoff	$10,500				$280,000	$290,500
James W. Stuckert	$10,500					$10,500

We reimburse each director for reasonable travel expenses related to such director’s attendance at Board and committee meetings. In 2016 the Company did not issue any equity compensation to the members of its Board in respect of their service thereon. On February 27, 2017, the Company awarded each Board members 150,000 shares of the Company’s Common Stock, (600,000 shares total) for services. In the future, the Company might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

The Company does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors. In April of 2016, the Company engaged one director as a consultant and paid monthly fees per contract terms. No other or additional compensation for services were paid to any of the other directors during 2016 and 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards as of December 31, 2017, for our named executive officers and directors. We do not currently have an equity incentive plan; therefore, these columns have been omitted from the following table.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
J. Michael Carmena	—	500,000	0.06	12/31/2022	500,000	30,000
Robert K. Mart	—	300,000	0.06	12/31/2022	300,000	18,000
Zachary B. Fleming	—	200,000	0.06	12/31/2022	200,000	12,000
Jay Speelhoffer	—	100,000	0.06	12/31/2022	100,000	6,000
Sherlene Bagley	—	50,000	0.06	12/31/2022	50,000	3,000
	—	1,150,000			1,150,000	69,000

Footnotes to Outstanding Equity Awards table:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2018, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 31, 2018, (a) there were 236,642,901 shares of common stock issued and outstanding, with 4,089 shares held as treasury stock, (b) 0 shares of Series C Preferred Stock issued and outstanding, and (c) 0 shares of Series D Preferred Stock issued and outstanding

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Common Stock		Preferred Stock
OFFICERS AND DIRECTORS:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
James W Stuckert (1)	72,795,489	32.07%	—	—
S. Oden “Denny” Howell Jr.	42,092,429	18.54%	—	—
John C. Siedhoff	7,150,000	3.15%	—	—
J. Michael Carmena (2)	—	—	—	—
All directors and executive officers as a group (4 persons)	122,037,918	53.77%	—	—%

(1)
Mr. James W. Stuckert may be deemed to beneficially own 6,865,400 shares held by Diane V Stuckert Rev TR of which Mr. Stuckert’s wife is the trustee.
(2)
Though Mr. Carmena holds warrants for the purchase of 500,000 shares of Common Stock, they are subject to a vesting schedule and will not become partially exercisable until December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the officer and director compensation arrangements disclosed herein, the Company was involved in the following transactions with related parties during fiscal years 2016 and 2017. Funds are advanced to the Company from various related parties, including shareholders who fund the Company as necessary to meet working capital requirements and expenses.

In June of 2015, Mr. S Oden Howell, Jr. was elected to the Board and Mr. Howell is the holder of a convertible note payable in the principle amount of $600,000 and accrued interest of $162,493 through year end December 31, 2017.

In September of 2015, Mr. James Stuckert was elected to the Board and Mr. Stuckert is the holder of a convertible note payable in the principle amount of $600,000 and accrued interest of $162,493 through year end December 31, 2017.

The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2017:

Related Party	Nature of Relationship	Terms of the Agreement	Principal Amount	Accrued Interest
S. Oden Howell Revocable Trust	Mr. S. Oden Howell, Jr. became a member of the Board in June of 2015.	See “June 15, 2015 Convertible Promissory Note”.	600,000	162,493

James W. Stuckert Revocable Trust	Mr. James W. Stuckert became a member of the Board in September of 2015.	See “June 15, 2015 Convertible Promissory Note”.	600,000	162,493
Total			$1,200,000	$324,986

Two of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards. Mr. Siedhoff may be deemed not to be independent by virtue of compensation received pursuant to his consulting agreement with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We engaged MaloneBailey, LLP to conduct our audits for the years ended December 31, 2017 and December 31, 2016, and our audit fees for services performed were $53,500 and $51,500, respectively.

Tax Fees. We engaged Pritchett, Siler & Hardy, P.C. as our accountants and our tax fees for services performed for the years ended December 31, 2017 and December 31, 2016, were $14,655 and $13,238, respectively.

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

4.1
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed November 30, 2007)

4.2
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 25, 2010)

4.3
Wound Management Technologies, Inc. 2010 Omnibus Long-Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

4.4
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2014 amending the Company’s Current Report on Form 8-K filed October 15, 2013)

4.5
Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2013)

10.1
Letter Agreement dated April 26, 2016 by and between Wound Management Technologies, Inc., Evolution Venture Partners, LLC and Middlebury Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2016)

10.2
Consulting Agreement dated April 25, 2016 by and between Wound Management Technologies, Inc. and John Siedhoff (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2016)

10.3	Amendment to Consulting Agreement dated March 10, 2017, by and between the Company and John Siedhoff (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2017)

10.4
Termination Agreement effective September 29, 2017, by and between the Company and Evolution Venture Partners LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2017)

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

WOUND MANAGEMENT TECHNOLOGIES, INC.

March 29, 2018	By:	/s/ J. Michael Carmena
J. Michael Carmena
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael Carmena	CEO (Principal Executive Officer)	March 29, 2018
J. Michael Carmena

/s/ J. Michael Carmena	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2018
J. Michael Carmena

/s/ James W. Stuckert	Director	March 29, 2018
James W. Stuckert

/s/ Mr. John Siedhoff	Director	March 29, 2018
Mr. John Siedhoff

/s/ Oden Howell, Jr.	Director	March 29, 2018
Oden Howell, Jr.