Form 10-Q
period 2018-03-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2018-05-15
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 15, 2018, 236,642,901 shares of the Issuer's $.001 par value were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2018

Part I – Financial Information

Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$261,446	$463,189
Accounts receivable, net of allowance for bad debt of $36,400 and $28,910	1,016,290	786,250
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence of $144,897 and $144,996	613,714	711,397
Prepaid and other assets	70,093	26,274
Total current assets	2,011,793	2,037,360

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $60,944 and $56,951	60,516	63,211
Intangible assets, net of accumulated amortization of $451,255 and $434,999	101,035	117,291
Total long-term assets	161,551	180,502

Total assets	$2,173,344	$2,217,862

Liabilities and shareholders' equity

Current liabilities
Accounts payable	$253,203	$225,462
Accounts payable - Related Parties	5,885	60,000
Accrued royalties and payables	102,250	244,422
Accrued bonus and commissions	103,962	46,534
Deferred rent	13,703	13,920
Accrued interest	-	324,986
Convertible notes payable - Related Parties	-	1,200,000
Total current liabilities	479,003	2,115,324

Long-term liabilities
Total long-term liabilities	-	-

Total liabilities	479,003	2,115,324

Stockholders' equity
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; none issued and outstanding as of March 31, 2018 and 85,646 issued and outstanding as of December 31, 2017	-	855,610
Common Stock: $.001 par value; 250,000,000 shares authorized; 236,646,990 issued and 236,642,901 outstanding as of March 31, 2018 and 113,427,943 issued and 113,423,854 outstanding as of December 31, 2017	236,647	113,428
Additional paid-in capital	48,331,967	46,013,982
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(46,862,234)	(46,868,443)
Total shareholders' equity	1,694,341	102,538

Total liabilities and shareholders' equity	$2,173,344	$2,217,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three-months Ended March 31, 2018 and 2017
(Unaudited)

	Three-months Ended
	March 31
	2018	2017

Revenues	$1,961,787	$1,605,246

Cost of goods sold	210,912	173,702

Gross profit	1,750,875	1,431,544

Operating expenses
Selling, general and administrative expenses	1,654,361	1,350,062
Depreciation and amortization	20,248	20,113
Bad debt expense	9,558	3,110
Total operating expenses	1,684,167	1,373,285

Operating income	66,708	58,259

Other income / (expense)
Debt forgiveness	-	39,709
Other income	109	27
Change in fair value of Derivative Liability	-	(134)
Interest expense	(60,608)	(44,803)
Total other income / (expense)	(60,499)	(5,201)

Net income	6,209	53,058

Series C Preferred Stock dividends	(28,061)	(12,936)
Series C Preferred Stock inducement dividends	(103,197)	-

Net income (loss) available to common shareholders	$(125,049)	$40,122

Basic income (loss) per share of Common stock	$(0.00)	$0.00

Diluted income (loss) per share of Common Stock	$(0.00)	$0.00

Weighted average number of common shares outstanding basic	158,903,529	109,983,165

Weighted average number of common shares outstanding diluted	158,903,529	207,423,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three-months Ended March 31, 2018 and 2017
(Unaudited)

	Three-months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net income	$6,209	$53,058
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	20,248	20,113
Interest expense on convertible debt	60,608	-
Gain on forgiveness of debt	-	(39,709)
Bad debt expense	9,558	3,110
Common stock issued for services	-	59,500
Loss on change in fair value of derivative liabilities	-	134
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(239,598)	80,470
(Increase) decrease in inventory	97,683	46,646
(Increase) decrease in prepaid and other assets	(43,819)	(187,514)
Increase (decrease) in accrued royalties and dividends	(150,672)	(183,166)
Increase (decrease) in accounts payable	27,741	(2,953)
Increase (decrease) in accounts payable related parties	(54,115)	(48,547)
Increase (decrease) in accrued liabilities	65,711	-
Increase (decrease) in accrued interest payable	-	35,014
Net cash flows used in operating activities	(200,446)	(163,844)

Cash flows from investing activities:
Purchase of property and equipment	(1,297)	(114,535)
Net cash flows used in investing activities	(1,297)	(114,535)

Cash flows from financing activities:
Payments on capital lease obligation	-	(1,126)
Payments on debt	-	(72,831)
Cash proceeds from sale of series C Preferred Stock	-	50,050
Net cash flows used in financing activities	-	(23,907)

Net decrease in cash	(201,743)	(302,286)
Cash and cash equivalents, beginning of period	463,189	833,480
Cash and cash equivalents, end of period	$261,446	$531,194

Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for dividends on Series C Preferred Stock	15,007	-
Common stock issued for conversion of Series C Preferred Stock	85,561	-
Common stock issued for conversion of Related Party debt and interest	1,585,594	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. and its wholly owned subsidiaries. The accompanying unaudited consolidated balance sheet as of March 31, 2018, and unaudited consolidated statements of operations for the three-months ended March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2017, and December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended March 31, 2018 as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Royalty revenues include $50,250 in accrued income for each of the three-months ended March 31, 2018 and 2017 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011. Royalties of 1.5% are earned on sales of products containing ROP patented resorbable bone hemostasis. As of the date of this filing the minimum royalty due for the first quarter has been received.

Revenue streams from sales of CellerateRX and HemaQuell products for the three-months ended March 31, 2018 and 2017 are presented below.

	Three-months Ended
	March 31,
	2018	2017
CellerateRX Powder	$1,788,276	$1,442,938
CellerateRX Gel	121,164	117,613
HemaQuell	6,600	-
Other revenue	45,747	44,695
Total Revenue	$1,961,787	$1,605,246

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded inventory obsolescence expense of $99 for the three-months ended March 31, 2018, compared to $26,878 for the three-months ended March 31, 2017. The allowance for obsolete and slow-moving inventory had a balance of $144,897 at March 31, 2018, and $144,996 at December 31, 2017.

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

Income Per Share

The Company computes income per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the outstanding convertible preferred stock and certain warrants for the three months ended March 31, 2017, was 97,440,635 shares and an adjustment to net income of $12,936.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

Note 2 – Notes Payable

Convertible Notes Payable - Related Parties

On June 15, 2015, the Company entered into term loan agreements with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The Notes each carried an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes were due and payable on June 15, 2018. On February 19, 2018, both Notes totaling $1,200,000 plus $385,594 of accrued interest were converted to 22,651,356 common shares of the Company's Common Stock. The accrued interest included $60,608 of interest expense recognized during the first quarter of 2018.

Note 3 – Commitments and Contingencies

Royalty agreements.

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. The licenses were limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds) and include any new product developments based on the licensed patent and processes and any continuations. Although the term of these licenses expired on February 27, 2018, the agreements permit WCI to continue to sell and distribute products for a period not exceeding six (6) months from the effective termination date.

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

Office leases

In March of 2017, and as amended in March 2018, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease is effective May 1, 2018 and ends on June 30, 2021. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-38, $8,914. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $13,703 as of March 31, 2018.

Payables to Related Parties

As of March 31, 2018, and December 31, 2017, the Company had outstanding payables to related parties totaling $5,885 and $60,000, respectively. The payables are unsecured, bear no interest and due on demand.

Note 4 - Shareholders’ Equity

Preferred Stock

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00. The Series C Preferred Stock was entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018.

The Series C Preferred Stock was senior to the Company’s Common Stock and any other currently issued series of the Company’s Preferred Stock upon liquidation and was entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares was convertible at the option of the holder into 1,000 shares of Common Stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock was entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could have been converted.

As of December 31, 2017, there were 85,561 shares of Series C Preferred Stock issued and outstanding. In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends. Dividends were converted at $0.07 per share. As of March 31, 2018, there were no shares of Series C Preferred Stock outstanding and all accrued dividends were converted to Common Stock.

Series C Preferred dividends were $28,061 and $12,936 for the quarters ended March 31, 2018 and March 31, 2017, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to apply the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

Common Stock

On March 6, 2018, the Company issued 22,651,356 shares of Common Stock for the conversion of $1,200,000 in Related Party convertible debt and $385,594 in accrued interest. In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends.

Warrants

A summary of the status of the warrants granted for the three-months ended March 31, 2018, and changes during the period then ended is presented below:

For the Three-months Ended March 31, 2018
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	5,100,000	$0.06

	As of March 31, 2018			As of March 31, 2018
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	0.05	$0.06	4,500,000	$0.06
0.08	200,000	0.37	0.08	200,000	0.08
0.09	400,000	0.23	0.09	400,000	0.09
$0.06 -0.09	5,100,000.47		$0.06	5,100,000	$0.06

The aggregate intrinsic value of the exercisable warrants as of March 31, 2018, was $0.

Stock Options

A summary of the status of the stock options granted for the three-month period ended March 31, 2018, and changes during the period then ended is presented below:

	For the Three-months Ended March 31, 2018
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,150,000	$0.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired
Outstanding at end of period	1,150,000	$0.06

As of March 31, 2018				As of March 31, 2018
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	1,150,000	4.75	$0.06	$-	-

On December 31, 2017, the Company granted a total of 1,150,000 options to five employees. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $61,322.

Note 5 – Related Party Transactions

On April 25, 2016, and as amended March 10, 2017, the Company and John Siedhoff, the Chairman of the Company’s Board of Directors, entered into a consulting Agreement. The Agreement provides for compensation payable to an entity controlled by Mr. Siedhoff in the amount of $20,000 per month. The consulting fee expense was $60,000 for the three-months ended March 31, 2018.

Note 6 – Subsequent Events

On April 3, 2018, the Company announced that it will be operating under a new trade name, “WNDM Medical Inc.”, a registered DBA of Wound Management Technologies, Inc. The purpose of the change was to better align the Company’s name with its innovative and cost-effective products provided across a broad range clinical needs.

As part of the rebrand, the Company also unveiled a new corporate logo and changed its website address to WNDM.com.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of March 31, 2018.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2017.

Business Overview

Unless otherwise indicated, we use “WMT,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of Wound Management Technologies, Inc. and its wholly owned subsidiaries.

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

We believe that the Products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. The Company is focused on delivering the CellerateRX/CRXɑ product lines to hospitals and surgery centers as well as the diabetic care and long-term care markets.

Resorbable Orthopedic Products, LLC (“ROP”) a wholly-owned subsidiary of the Company was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multi-faceted patent for resorbable bone hemostasis products. ROP is both licensing technology from this patent and also developing products itself. In 2014, the Company entered into a commercial out-license for a bone void filler. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023. In 2016 ROP received FDA 510(k) clearance for HemaQuell® Resorbable Bone Hemostat. HemaQuell is a mechanical tamponade for bleeding bone that resorbs within 2-7 days after use. The Company received 510(k) clearance for the resorbable orthopedic hemostat in February of 2016; completed subsequent testing and launched HemaQuell® Resorbable Bone Hemostat in 2017, with our first sales realized in the fourth quarter. The Company is currently focusing its sales efforts in the domestic (United States) market, with an emphasis on orthopedic, cardiovascular, and spine surgeries.

Our primary focus is developing and marketing products for the advanced wound care market, with an emphasis on surgical products, as pursued through our wholly owned subsidiaries, WCI and ROP, which brings a unique mix of products, procedures and expertise to the wound care arena including surgical wounds. CellerateRX/CRXɑ® Adjuvant’s unique Activated Collagen® fragments (CRa® are a fraction of the size of the native collagen molecules and particles found in other products, which delivers the benefits of collagen to the body immediately.

Management Letter

Wound Management Technologies, Inc. is pleased to report first quarter 2018 revenue of $1,961,787 which was up 22% compared to prior year and represented an all-time high in quarterly sales for the Company. The higher revenues were the result of our continued success implementing strategic initiatives to grow our sales force, expand our surgical product sales to new customers, and a renewed focus on long-term care. We are also increasing our market presence with continuing case studies by key opinion leaders.

The Company also achieved another profitable quarter, as it continues to invest heavily in expanding its sales reach, product development and clinical support. All convertible debt was converted to common shares of the Company's stock in the first quarter of 2018, resulting in zero debt on the balance sheet for the first time in the history of the Company. In addition, all Series C Convertible Preferred Stock shareholders converted their Series C shares and related dividends to common shares of the Company's stock resulting in one class of common shares issued and outstanding as of March 31, 2018.

In closing, Wound Management Technologies continues to be well positioned to execute our strategic growth initiatives with a solid go-to-market plan in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in strategic growth, sales, marketing and clinical support for CellerateRX®/CRXɑ® Activated Collagen®/CRXɑ® Adjuvant  and HemaQuell® Resorbable Bone Hemostat .

Results of Operations

For the three months ended March 31, 2018, compared with the three months ended March 31, 2017:

Revenues.  The Company generated revenues of $1,961,787 for the three-months ended March 31, 2018, compared to revenues of $1,605,246 for the three-months ended March 31, 2017, representing a 22% increase in revenues. The higher revenues were the result of our continued success implementing strategic initiatives to grow our sales force, expand our surgical product sales to new customers, and a renewed focus on long-term care. Revenues include $50,250 in royalty income for each of the three-months ended March 31, 2018 and 2017 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three-months ended March 31, 2018, was $210,912, compared to costs of goods sold of $173,702 for the three-months ended March 31, 2017. The increase over prior year was consistent with the higher sales volume.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three-months ended March 31, 2018, were $1,654,361, as compared to SG&A expenses of $1,350,062 for the three-months ended March 31, 2017, a 22% increase in SG&A expenses. SG&A expenses increased primarily due to higher sales commission expense related to the revenue increase, higher payroll expenses as we grow our infrastructure and consulting fees related to strategic initiatives.

Operating Income. Operating income for the three-months ended March 31, 2018 was $66,708, compared to operating income of $58,259, representing a 15% increase over prior year. The increase in operating income was primarily due to higher revenues, partially offset by higher SG&A.

Interest expense. Interest expense was $60,608 for the three-months ended March 31, 2018, as compared to $44,803 for the three-months ended March 31, 2017 or an increase of 35%. This change was due to additional Related Party interest related to the early conversion of note in 2018.

Net income. We had a net income of $6,209 for the three-months ended March 31, 2018, compared to net income of $53,058 for the three-months ended March 31, 2017. The decrease in net income was due to higher Related Party interest expense in 2018, and a gain recognized in 2017 related to debt forgiveness.

Liquidity and Capital Resources

As a result of the conversion of the two notes payable to related parties totaling $1,200,000, the Company has a working capital surplus of $1,532,790 as of March 31, 2018, an increase of $1,610,754 from the 2017 year-end deficit balance of $77,964.

As of March 31, 2018, we had total current assets of $2,011,793, including cash of $261,446 and inventories of $613,714. As of December 31, 2017, our current assets of $2,037,360 included cash of $463,189 and inventories of $711,397.

As of March 31, 2018, we had total current liabilities of $479,003. Our current liabilities also include $102,250 of current year accrued payables and royalties. As of December 31, 2017, our current liabilities of $2,115,324 included $1,200,000 of notes payable to related parties. Our current liabilities also included $244,442 of current year accrued payables and royalties, which were paid in full during January of 2018.

For the three-months ended March 31, 2018, net cash used in operating activities was $200,446 compared to $163,844 used in the first three-months of 2017.

In the three-months ended March 31, 2018, net cash used in investing activities was $1,297 compared to $114,535 used in the first three-months of 2017.

In the three-months ended March 31, 2018, net cash used in financing activities was $0. For the three-months ended March 31, 2017, financing activities provided $23,907.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2018, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

 In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers which is to be effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended March 31, 2018 as a result of applying Topic 606.
.
 In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

Contractual Commitments

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Part II — Other Information

Item 1.  Legal Proceedings

Wound Management Technologies, Inc. v. Fox Lake Animal Hospital, PSP: Wound Management Technologies, Inc. instituted litigation in Cause No. 96-263918-13 in the 96th District Court of Tarrant County, Texas against Fox Lake Animal Hospital, PSP and Bohdan Rudawksi, Trustee of the Fox Lake Animal Hospital, PSP. The cause of action asserts that the loan transaction between Wound Management Technologies, Inc. and Fox Lake Animal Hospital PSP involved the collection of illegal usurious interest for the reason that while the face amount of the promissory note is $39,000, but the loan actually loaned for a 6-month period was $25,000, resulting in an interest rate in excess of the maximum rate permitted by the Texas Finance Code. Wound Management Technologies, Inc. is seeking to recover the penalties authorized by the Texas Finance Code, together with the attorney’s fees. Fox Lake Animal hospital and Bohdan Rudawski, Trustee have filed a counterclaim where they allege there were misrepresentations by Wound Management Technologies, Inc. that would excuse them from having to pay penalties under the Texas Finance Code for charging usurious interest. Fox Lake Animal Hospital and Bohdan Rudawski, Trustee further claim that actions asserted violates the Federal Securities Exchange Act and alleged fraud and fraud in the inducement in entering into the promissory note.

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

Wound Management Technologies, Inc.

May 15, 2018	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer