Form 10-Q
period 2018-06-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2018-08-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, 236,642,901 shares of the Issuer's $.001 par value were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2018

Part I – Financial Information
Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(Unaudited)

	June, 30	December 31,
	2018	2017
Assets
Current assets
Cash	$459,529	$463,189
Accounts receivable, net of allowance for bad debt of $39,400 and $28,910	1,086,337	786,250
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence of $127,741 and $144,996	494,551	711,397
Prepaid and other assets	64,360	26,274
Total current assets	2,155,027	2,037,360

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $60,814 and $56,951	59,396	63,211
Intangible assets, net of accumulated amortization of $467,511 and $434,999	84,779	117,291
Total long-term assets	144,175	180,502

Total assets	$2,299,202	$2,217,862

Liabilities and shareholder' equity

Current liabilities
Accounts payable	$228,543	$225,462
Accounts payable - Related Parties	-	60,000
Accrued royalties and payables	77,691	244,422
Accrued bonus and commissions	243,574	46,534
Deferred rent	12,913	13,920
Accrued interest	-	324,986
Convertible notes payable - Related Parties	-	1,200,000
Total current liabilities	562,721	2,115,324

Long-term liabilities
Total long-term liabilities	-	-

Total liabilities	562,721	2,115,324

Shareholders' equity
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; none issued and outstanding as of June 30, 2018 and 85,646 issued and outstanding as of December 31, 2017	-	855,610
Common Stock: $.001 par value; 250,000,000 shares authorized; 236,646,990 issued and 236,642,901 outstanding as of June 30, 2018 and 113,427,943 issued and 113,423,854 outstanding as of December 31, 2017	236,647	113,428
Additional paid-in capital	48,342,934	46,013,982
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(46,831,061)	(46,868,443)
Total shareholders' equity	1,736,481	102,538

Total liabilities and shareholders' equity	$2,299,202	$2,217,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. And Subsidiaries
Consolidated Statements of Operations
For the Three and Six-months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Revenues	$2,262,090	$1,452,900	$4,223,877	$3,058,146

Cost of goods sold	157,982	164,320	368,894	338,022

Gross profit	2,104,108	1,288,580	3,854,983	2,720,124

Operating expenses
Selling, general and administrative expenses	2,048,300	1,146,238	3,702,661	2,496,300
Depreciation and amortization	21,828	20,816	42,076	40,929
Bad debt expense	3,000	2,805	12,558	5,915
Total operating expenses	2,073,128	1,169,859	3,757,295	2,543,144

Operating income	30,980	118,721	97,688	176,980

Other income / (expense)
Change in fair value of derivative liability	-	172	-	38
Other income	193	24	302	51
Debt forgiveness	-	10,937	-	50,646
Interest expense	-	(50,811)	(60,608)	(95,614)
Total other income / (expense)	193	(39,678)	(60,306)	(44,879)

Net income	31,173	79,043	37,382	132,101

Series C preferred stock dividends	-	(44,868)	(28,061)	(57,804)
Series C preferred stock inducement dividends	-	-	(103,197)	-

Net income / (loss) available to common shareholders	$31,173	$34,175	$(93,876)	$74,297

Basic income (loss) per share of common stock	$0.00	$0.00	$(0.00)	$0.00

Diluted income (loss) per share of common stock	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding basic	236,642,901	110,536,298	197,361,313	110,217,342

Weighted average number of common shares outstanding diluted	236,642,901	111,866,339	197,361,313	208,546,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six-months Ended June 30, 2018 and 2017
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$37,382	$132,101
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	42,076	40,929
Additional interest expense on convertible debt	60,608	-
Gain on forgiveness of debt	-	(50,646)
Bad debt expense	12,558	5,915
Recognition of vesting stock option expense	10,967	-
Common stock issued for services	-	59,500
(Gain) on change in fair value of derivative liabilities	-	(39)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(312,645)	69,496
(Increase) decrease in inventory	216,846	(106,848)
(Increase) decrease in prepaids and other assets	(38,086)	(89,059)
Increase (decrease) in accrued royalties	(180,220)	(138,155)
Increase (decrease) in accounts payable	3,081	(75,038)
Increase (decrease) in accounts payable related parties	(60,000)	(70,795)
Increase (decrease) in accrued liabilities	209,522	30,320
Increase (decrease) in accrued interest payable	-	74,887
Net cash flows provided by (used in) operating activities	2,089	(117,432)

Cash flows from investing activities:
Purchase of property and equipment	(5,749)	(116,183)
Net cash flows used in investing activities	(5,749)	(116,183)

Cash flows from financing activities:
Payments on capital lease obligation	-	(2,273)
Payments on debt	-	(190,838)
Cash proceeds from sale of series C preferred stock	-	50,050
Net cash flows used in financing activities	-	(143,061)

Net decrease in cash	(3,660)	(376,676)
Cash and cash equivalents, beginning of period	463,189	833,480
Cash and cash equivalents, end of period	$459,529	$456,804

Cash paid during the period for:
Interest	-	10,937
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for Series C dividends	15,007	-
Common stock issued for conversion of Series C Preferred Stock	85,561	-
Common stock issued for conversion of related party debt and interest	1,585,594	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The terms “WMT,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. and its wholly owned subsidiaries. The accompanying unaudited consolidated balance sheet as of June 30, 2018, and unaudited consolidated statements of operations for the six-months ended June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2017, and December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended June 30, 2018 as a result of applying Topic 606.

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

Royalty revenues include $50,250 in accrued income for each of the three-months ended June 30, 2018 and 2017, and revenues of $100,500 for each of the six-months ended June 30, 2018 and 2017 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011. Royalties of 1.5% are earned on sales of products containing ROP patented resorbable bone hemostasis.

Revenue streams from sales of CellerateRX and HemaQuell products for the six-months ended June 30, 2018 and 2017 are presented below.	Six-months Ended
	June, 30
	2018	2017
CellerateRX Powder	$3,876,693	$2,748,573
CellerateRX Gel	265,462	213,459
HemaQuell	25,183	-
Other revenue	56,539	96,114
Total Revenue	$4,223,877	$3,058,146

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded no inventory obsolescence expense for the six-months ended June 30, 2018, compared to $8,347 for the six-months ended June 30, 2017. The allowance for obsolete and slow-moving inventory had a balance of $127,741 at June 30, 2018, and $144,996 at December 31, 2017.

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

Income Per Share

The Company computes income per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Outstanding warrants were excluded during the three months and six months ended June 30, 2018 as their inclusion would have been anti-dilutive. The dilutive effect of the outstanding warrants for the three-months ended June 30, 2017, was 1,330,041 shares with no effect to net income. The dilutive effect of the outstanding warrants and convertible preferred stock for the six-months ended June 30, 2017, was 98,328,835 shares and an adjustment to net income of $57,804.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

Note 2 – Notes Payable

Convertible Notes Payable - Related Parties

On June 15, 2015, the Company entered into term loan agreements with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The Notes each carried an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes were due and payable on June 15, 2018. On February 19, 2018, both Notes totaling $1,200,000 plus $385,594 of accrued interest were converted to 22,651,356 common shares of the Company's Common Stock. The accrued interest included $60,608 of additional interest expense recognized during the first quarter of 2018.

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

In consideration for the licenses, WCI agreed to pay Applied and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. The amounts listed in the two preceding sentences are the aggregate of amounts paid/owed to Applied and Petito and the Company has paid the minimum aggregate annual royalty payments each year since 2008, including both 2017 and 2016. Sales of CellerateRX occurring after the termination date are subject to the 3% royalty.

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

Office leases

In March of 2017, and as amended in March 2018, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease is effective May 1, 2018 and ends on June 30, 2021. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-38, $8,914. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $12,913 as of June 30, 2018.

Payables to Related Parties

As of June 30, 2018, and December 31, 2017, the Company had outstanding payables to related parties totaling $0 and $60,000, respectively. The payables are unsecured, bear no interest and due on demand.

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

As of December 31, 2017, there were 85,561 shares of Series C Preferred Stock issued and outstanding. In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends. Dividends were converted at $0.07 per share. As of June 30, 2018, and December 31, 2017, there were 0 and 85,561 shares of Series C Preferred Stock outstanding, respectively.

Series C Preferred dividends were $28,061 and $57,804 for the six months ended June 30, 2018 and 2017, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to apply the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

Common Stock

On March 6, 2018, the Company issued 22,651,356 shares of Common Stock for the conversion of $1,200,000 in Related Party convertible debt and $385,594 in accrued interest. In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends.

During the three-months ended June 30, 2018, the Company issued no shares of Common Stock.

Warrants

A summary of the status of the warrants granted for the six-months ended June 30, 2018, and changes during the period then ended is presented below:

	For the Six-months Ended June 30, 2018
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(400,000)	-
Outstanding at end of period	4,700,000	$0.06

	As of June 30, 2018			As of June 30, 2018
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	0.25	$0.06	4,500,000	$0.06
0.08	200,000	0.12	0.08	200,000	0.08
$0.06 -0.08	4,700,000.25		$0.06	4,700,000	$0.06

The aggregate intrinsic value of the exercisable warrants as of June 30, 2018, was $22,500.

Stock Options

A summary of the status of the stock options granted for the six-month period ended June 30, 2018, and changes during the period then ended is presented below:

	For the Six-months Ended June 30, 2018
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,150,000	$0.06
Granted	200,000	0.06
Exercised	-	-
Forfeited	-	-
Expired
Outstanding at end of period	1,350,000	$0.06

	As of June 30, 2018			As of June 30, 2018
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	1,350,000	4.55	$0.06	-	$-

On December 31, 2017, the Company granted a total of 1,150,000 options to five employees. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $61,322 which will be expensed over the three-year vesting period.

On April 13, 2018, the Company granted a total of 200,000 options to one employee and one contractor. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $8,943 which will be expensed over the three-year vesting period.

During the six-month period ending June 30, 2018 an option expense of $10,967 was recognized.

Note 5 – Related Party Transactions

On April 25, 2016, and as amended March 10, 2017, the Company and John Siedhoff, the Chairman of the Company’s Board of Directors, entered into a consulting Agreement. The Agreement provides for compensation payable to an entity controlled by Mr. Siedhoff in the amount of $20,000 per month. The consulting fee expense was $120,000 for the six-months ended June 30, 2018.

Note 6 – Subsequent Events

None

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

The following discussion and analysis of our financial condition is as of June 30, 2018.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

Management Letter

Wound Management Technologies, Inc. is pleased to report second quarter 2018 revenue of $2,262,090 which was up 56% compared to prior year and represented an all-time high in quarterly sales for the Company. The higher revenues were the result of our continued success implementing strategic initiatives to grow our sales force, expand our surgical product sales to new customers, and a renewed focus on long-term care. We are also increasing our market presence with continuing case studies by key opinion leaders.

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

In closing, Wound Management Technologies continues to be well positioned to execute our strategic growth initiatives with a solid go-to-market plan in place.  The Company looks forward to capitalizing on the traction it has built in the market thus far with additional investments in strategic growth, sales, marketing and clinical support for CellerateRX®/CRXɑ® Activated Collagen®/CRXɑ® Adjuvant and HemaQuell® Resorbable Bone Hemostat.

Results of Operations

For the three and six-months ended June 30, 2018, compared with the three and six-months ended June 30, 2017:

Revenues.  The Company generated revenues of $2,262,090 for the three-months ended June 30, 2018, compared to revenues of $1,452,900 for the three-months ended June 30, 2017, representing a 56% increase in revenues. The Company generated revenues for the six-months ended June 30, 2018, of $4,223,877, compared to revenues of $3,058,146 for the six-months ended June 30, 2017, or a 38% increase in revenues. The higher revenues were the result of our continued success implementing strategic initiatives to grow our sales force, expand our surgical product sales to new customers, and a renewed focus on long-term care. Revenues include $50,250 in royalty income for each of the three-months ended June 30, 2018 and 2017, and $100,500 in royalty income for each of the six-months ended June 30, 2018 and 2017 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three-months ended June 30, 2018, was $157,982, compared to costs of goods sold of $164,320 for the three-months ended June 30, 2017. Cost of goods sold for the six-months ended June 30, 2018, was $368,894, as compared to costs of goods sold of $338,022 for the six-months ended June 30, 2017. The increase over prior year was primarily due to higher sales volume.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three-months ended June 30, 2018, were $2,048,300, as compared to SG&A expenses of $1,146,238 for the three-months ended June 30, 2017. SG&A expenses for the six-months ended June 30, 2018, were $3,702,661, as compared to SG&A expenses of $2,496,300 for the six-months ended June 30, 2017. SG&A expenses increased primarily due to higher sales commission expense related to the revenue increase, higher payroll expenses as we grow our infrastructure and consulting fees related to strategic initiatives.

Operating Income. Operating income for the three-months ended June 30, 2018 was $30,980, compared to operating income of $118,721 for the three-months ended June 30, 2017. Operating income for the six-months ended June 30, 2018 was $97,688, compared to operating income of $176,980 for the six-months ended June 30, 2017. The decrease in operating income was due to higher SG&A related to expansion of our sales force and additional investment in our corporate infrastructure.

Interest expense. Interest expense was $0 for the three-months ended June 30, 2018, as compared to $50,811 for the three-months ended June 30, 2017. Interest expense was $60,608 for the six-months ended June 30, 2018, as compared to $95,614 for the six-months ended June 30, 2017. The lower interest expense in 2018 was due to early conversion of Related Party notes and all associated interest to common stock during the first quarter of 2018.

Net income. We had a net income of $31,173 for the three-months ended June 30, 2018, compared to net income of $79,043 for the three-months ended June 30, 2017. We had a net income of $37,382 for the six-months ended June 30, 2018, compared to net income of $132,101 for the six-months ended June 30, 2017. The decrease in net income was due to higher SG&A related to expansion of our sales force, additional investment in our corporate infrastructure, and a gain recognized in 2017 related to debt forgiveness.

Liquidity and Capital Resources

The Company has a working capital surplus of $1,592,306 as of June 30, 2018, an increase of $1,670,270 from the 2017 year-end deficit balance of $77,964. The large increase was primarily due to the conversion of Related Party notes and accrued interest to common stock during the first quarter of 2018.

As of June 30, 2018, we had total current assets of $2,155,027, including cash of $459,529 and inventories of $494,551. As of December 31, 2017, our current assets of $2,037,360 included cash of $463,189 and inventories of $711,397.

As of June 30, 2018, we had total current liabilities of $562,721. Current liabilities also included $77,691 of current year accrued payables and royalties. As of December 31, 2017, current liabilities of $2,115,324 included $1,200,000 of notes payable to related parties. Current liabilities also included $244,422 of current year accrued payables and royalties, which were paid in full during January of 2018.

For the six-months ended June 30, 2018, net cash provided by operating activities was $2,089 compared to $117,432 used in operating activities during the first six-months of 2017.

During the six-months ended June 30, 2018, net cash used in investing activities was $5,749 compared to $116,183 used in the first six-months of 2017.

During the six-months ended June 30, 2018, net cash used in financing activities was $0. During the six-months ended June 30, 2017, financing activities provided $143,061.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2018, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

 In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers which is to be effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended June 30, 2018 as a result of applying Topic 606.

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

In consideration for the licenses, WCI agreed to pay Applied and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. The amounts listed in the two preceding sentences are the aggregate of amounts paid/owed to Applied and Petito and the Company has paid the minimum aggregate annual royalty payments each year since 2008, including both 2017 and 2016. Sales of CellerateRX occurring after the termination date are subject to the 3% royalty.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Wound Management Technologies, Inc.

August 13, 2018	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer