Form 10-Q
period 2018-09-30
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2018-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of November 14, 2018, 236,642,901 shares of the Issuer's $.001 par value were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2018

Part I – Financial Information
Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(Unaudited)
	September, 30	December 31,
	2018	2017
Assets
Current assets
Cash	$646,496	$463,189
Accounts receivable, net of allowance for bad debt of $41,384 and $28,910	865,149	786,250
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence of $0 and $144,996	-	711,397
Prepaid and other assets	43,105	26,274
Total current assets	1,605,000	2,037,360

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $65,874 and $56,951	57,069	63,211
Intangible assets, net of accumulated amortization of $483,767 and $434,999	68,523	117,291
Equity method investment (Cellerate, LLC)	1,959,417	-
Total long-term assets	2,085,009	180,502

Total assets	$3,690,009	$2,217,862

Liabilities and shareholder' equity

Current liabilities
Accounts payable	$198,787	$225,462
Accounts payable - Related Parties	23,044	60,000
Accrued royalties and payables	126,853	244,422
Accrued bonus and commissions	230,438	46,534
Deferred rent	12,141	13,920
Accrued interest	-	324,986
Convertible notes payable - Related Parties	-	1,200,000
Total current liabilities	591,263	2,115,324

Long-term liabilities
Convertible notes payable	1,500,000	-
Accrued interest	6,986	-
Total long-term liabilities	1,506,986	-

Total liabilities	2,098,249	2,115,324

Shareholders' equity
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; none issued and outstanding as of September 30, 2018 and 85,646 issued and outstanding as of December 31, 2017	-	855,610
Common Stock: $.001 par value; 250,000,000 shares authorized; 236,646,990 issued and 236,642,901 outstanding as of September 30, 2018 and 113,427,943 issued and 113,423,854 outstanding as of December 31, 2017	236,647	113,428
Additional paid-in capital	48,349,245	46,013,982
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(46,982,093)	(46,868,443)
Total shareholders' equity	1,591,760	102,538

Total liabilities and shareholders' equity	$3,690,009	$2,217,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. And Subsidiaries
Consolidated Statements of Operations
For the Three and Nine-months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018 (a)	2017	2018 (a)	2017

Revenues	1,566,425	$1,549,016	5,790,302	$4,607,162

Cost of goods sold	115,907	230,049	484,801	568,071

Gross profit	1,450,518	1,318,967	5,305,501	4,039,091

Operating expenses
Selling, general and administrative expenses	1,561,197	1,303,344	5,263,858	3,799,644
Depreciation and amortization	21,316	41,400	63,392	82,329
Bad debt expense	-	2,998	12,558	8,913
Total operating expenses	1,582,513	1,347,742	5,339,808	3,890,886

Operating income / (loss)	(131,995)	(28,775)	(34,307)	148,205

Other income / (expense)
Income from equity method investment – Cellerate, LLC	10,906	-	10,906	-
Change in fair value of derivative liability	-	6	-	44
Other expense / (income)	(22,957)	14	(22,655)	65
Interest expense	(6,986)	(19,807)	(67,594)	(115,421)
Debt forgiveness	-	-	-	50,646
Total other income / (expense)	(19,037)	(19,787)	(79,343)	(64,666)

Net income / (loss)	(151,032)	(48,562)	(113,650)	83,539

Series C preferred stock dividends	-	(42,873)	(28,061)	(100,677)
Series C preferred stock inducement dividends	-	-	(103,197)	-

Net loss available to common shareholders	$(151,032)	$(91,435)	$(244,908)	$(17,138)

Basic loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic	236,642,901	111,161,335	210,599,065	110,536,584

Weighted average number of common shares outstanding diluted	236,642,901	111,161,335	210,599,065	110,536,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
See Note 1, Principles of Consolidation for more information regarding the use of the equity method of accounting beginning September 1, 2018.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine-months Ended September 30, 2018 and 2017
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income / (loss)	$(113,650)	$83,539
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	63,392	82,330
Additional interest expense on convertible debt	60,608	-
Gain on forgiveness of debt	-	(50,646)
Bad debt expense	12,558	8,913
Recognition of vesting stock option expense	17,278	-
Income from equity method investment	(10,906)	-
Common stock issued for services	-	60,250
(Gain) on change in fair value of derivative liabilities	-	(44)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(91,457)	(78,917)
(Increase) decrease in inventory	262,886	(472,451)
(Increase) decrease in prepaids and other assets	(16,831)	(31,880)
Increase (decrease) in accrued royalties	(185,877)	(44,405)
Increase (decrease) in accounts payable	(26,675)	(37,831)
Increase (decrease) in accounts payable related parties	(36,956)	(71,813)
Increase (decrease) in accrued liabilities	250,433	36,970
Increase (decrease) in accrued interest payable	6,986	104,482
Net cash flows provided by (used in) operating activities	191,789	(411,503)

Cash flows from investing activities:
Purchase of property and equipment	(8,482)	(126,453)
Net cash flows used in investing activities	(8,482)	(126,453)

Cash flows from financing activities:
Payments on capital lease obligation	-	(3,422)
Payments on debt	-	(190,838)
Cash proceeds from sale of series C preferred stock	-	50,050
Net cash flows used in financing activities	-	(144,210)

Net increase (decrease) in cash	183,307	(682,166)
Cash and cash equivalents, beginning of period	463,189	833,480
Cash and cash equivalents, end of period	$646,496	$151,314

Cash paid during the period for:
Interest	-	10,937
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Equity method investment	1,948,511	-
Common stock issued for Series C dividends	15,007	137
Common stock issued for conversion of Series C Preferred Stock	85,561	8,000
Common stock issued for conversion of related party debt and interest	1,585,594	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The terms “WMT,” “WNDM,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. and its wholly owned subsidiaries. The accompanying unaudited consolidated balance sheet as of September 30, 2018, and unaudited consolidated statements of operations for the nine-months ended September 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMT, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2017, and December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Effective August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX® Surgical Activated Collagen® Peptides and CellerateRX® Hydrolyzed Collagen wound fillers (CellerateRX), through a 50% ownership interest in a newly formed limited liability company, Cellerate, LLC. The remaining 50% ownership interest is held by an affiliate of The Catalyst Group (CGI), which recently acquired an exclusive license to distribute CellerateRX products. Cellerate, LLC will conduct operations with an exclusive sublicense from a CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company has significant influence over the operations of Cellerate, LLC, the Company does not have a controlling interest. CGI has the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC is reported using the equity method of accounting. Beginning September 1, 2018, the Company’s 50% share of Cellerate, LLC’s net income or loss is presented as a single line item on WMT’s Statement of Operations. Cellerate, LLC’s Statement of Operations are included as an exhibit to the Financial Statements of WMT (see Exhibit 30.6 for Cellerate, LLC’s Statement of Operations for the month ended September 30, 2018).

The definitive agreements related to the Cellerate, LLC transaction are summarized below. The full agreements are attached as exhibits to this filing.

Contribution Agreement

Wound Care Innovations, LLC (“Wound Care”), a wholly owned subsidiary of WNDM, transferred to Cellerate, LLC all of its existing inventories and certain Wound Care trademarks and UPC numbers in exchange for its 50% ownership interest in Cellerate, LLC. The inventories had a net book value of $448,511 at the time of closing. Additionally, as part of the transaction, the Company issued a 30-month convertible promissory note to CGI in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly, but may be deferred at WNDM’s election to the maturity of the Note. Outstanding principal and interest are convertible at CGI’s option into shares of WNDM common stock at a conversion price of $.09 per share.

The Company recorded its initial investment in Cellerate, LLC at cost, which was $1,948,511 as of the closing date. This included the $1,500,000 convertible promissory note to CGI and inventories valued at $448,511 net of obsolescence. The trademarks and UPC numbers contributed to Cellerate, LLC had zero book value. For the period ending September 30, 2018, the Company recognized $10,906 of income from its equity method investment in Cellerate, LLC, resulting in an investment balance of $1,959,417 as of September 30, 2018.

CGI transferred to Cellerate, LLC in exchange for its 50% ownership interest an exclusive sublicense to distribute CellerateRX into the wound care and surgical markets in the United States, Canada and Mexico. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by CGI or Wound Care on six-months' notice.

The foregoing summary of the Contribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Contribution Agreement. See Exhibit 30.1 for a full copy of the Contribution Agreement.

Operating Agreement

Cellerate, LLC’s Operating Agreement provides for the business and affairs of Cellerate, LLC to be managed by a Board of Managers consisting of two persons. CGI and Wound Care each has the right to appoint one person to the Board of Managers who serve indefinite terms until their resignation, removal or death. The Board of Managers act by a vote of the Managers, but in the event of a deadlocked vote, the vote of the CGI designated manager will be controlling, except (i) in the case of a transaction with a related party or affiliate (other than Cellerate, LLC) of the CGI designee or (ii) CGI transfers any portion of its ownership interest in Cellerate, LLC to a third party or more that 50% of CGI’s ownership is transferred to a third party. The initial Board of Managers is Mr. Ron Nixon as the CGI designee, and Mr. Michael Carmena as the Wound Care designee. The Board of Managers manages the general operations of Cellerate, LLC, subject however to a vote by members of Cellerate, LLC holding two-thirds of the membership interests in Cellerate, LLC to approve major actions of Cellerate, LLC.

When sufficient cash is available, distributions to Cellerate, LLC’s owners will be made at times and in amounts determined by a vote of the Board of Managers. Cellerate, LLC, however, will make distributions on an annual basis sufficient for each owner to pay such owner’s income taxes arising from its ownership interest in Cellerate, LLC.

The Operating Agreement contains restrictions on transfer of ownership interests with customary rights of first refusal, co-sale and buy/sell provisions applicable to each owner.

The foregoing summary of Cellerate, LLC’s Operating Agreement does not purport to be complete and is qualified in its entirety by reference to the Operating Agreement. See Exhibit 30.2 for a full copy of the Operating Agreement.

Sublicense Agreement

Cellerate, LLC has an exclusive sublicense to distribute CellerateRX® Activated Collagen® products into the wound care and surgical markets in the United States, Canada and Mexico. The wound care market comprises the care for external wounds, including the treatment of external, tunneled or undermined wounds. This would include pressure ulcers (Stages I-IV), venous stasis ulcers, diabetic ulcers, ulcers resulting from arterial insufficiency, surgical wounds, traumatic wounds, first and second-degree burns, superficial wounds, cuts, scrapes, skin tears, skin flaps and skin grafts. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six-months' notice.

Cellerate, LLC pays specified royalties to CGI based on Cellerate, LLC’s annual net sales of CellerateRX® Activated Collagen® Adjuvant.

The foregoing summary of the Sublicense Agreement does not purport to be complete and is qualified in its entirety by reference to the Sublicense Agreement. See Exhibit 30.3 for a full copy of the Sublicense Agreement.

Professional Services Agreement

WNDM and CGI have agreed to provide Cellerate, LLC with certain professional services needed to conduct the affairs of Cellerate, LLC through December 31, 2018. WNDM and CGI will be reimbursed on a monthly basis by Cellerate, LLC for services performed, consistent with historical costs to provide the services. WNDM will also receive reimbursement for office lease and other overhead costs dedicated to supporting Cellerate, LLC’s activities. These reimbursements from Cellerate, LLC will be recognized by the Company as reductions of lease and overhead costs.

The foregoing summary of the Professional Services Agreement does not purport to be complete and is qualified in its entirety by reference to the Professional Services Agreement. See Exhibit 30.4 for a full copy of the Professional Services Agreement.

Promissory Note

As part of the transaction to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to CGI in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly, but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at CGI’s option into shares of WNDM common stock at a conversion price of $.09 per share. See Exhibit 30.5 for a full copy of the convertible promissory note.

Equity Method Investment

The Company owns membership interests of 50% in Cellerate, LLC. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. The Company accounts for its interest in Cellerate, LLC using the equity method. Under the equity method of accounting, the Company records the investment at cost. The Company’s investment in the entity is increased by additional contributions to the entity as well as its proportionate share of earnings in the entity. Conversely, the Company’s investment is decreased by distributions made by the entity and by its proportionate share of losses by the entity. During the period ending September 30, 2018, the Company recognized Income from equity method investment of $10,906.

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended September 30, 2018 as a result of applying Topic 606.

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

Royalty revenues include $50,250 in accrued income for each of the three-months ended September 30, 2018 and 2017, and revenues of $150,750 for each of the nine-months ended September 30, 2018 and 2017 from the development and license agreement the Company executed with BioStructures, LLC (BioStructures) in 2011. Royalties of 2.0% are earned on sales of products containing the Company’s patented resorbable bone hemostasis, provided however, the minimum annual royalty due to the Company shall be $201,000 throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $52,250.

Revenue streams from royalties and sales of CellerateRX and HemaQuell products for the nine-months ended September 30, 2018 and 2017 are presented below.

	Nine-months Ended
	September, 30
	2018	2017
CellerateRX Powder	$5,249,059	$4,083,068
CellerateRX Gel	355,472	373,344
HemaQuell	35,021	-
Royalty revenue	150,750	150,750
Total Revenue	$5,790,302	$4,607,162

Beginning September 1, 2018, all CellerateRX and HemaQuell revenues were excluded from the Company’s results and included in Cellerate, LLC’s Statement of Operations. The Company will report its investment in Cellerate, LLC using the equity method of accounting. The Company’s 50% share of Cellerate, LLC’s net income or loss will be presented as a single line item on WMT’s Statement of Operations beginning September 1, 2018.

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Inventories

As part of the Cellerate, LLC transaction described above, the Company transferred to Cellerate, LLC all of its existing inventories including certain trademarks and UPC numbers. As a result, the Company has no product inventory or allowance for obsolete inventory on its balance sheet as of September 30, 2018. For prior period reporting, inventories were stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded no inventory obsolescence expense for the nine-months ended September 30, 2018, compared to $8,347 for the nine-months ended September 30, 2017. The allowance for obsolete and slow-moving inventory had a balance of $0 at September 30, 2018, and $144,996 at December 31, 2017.

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

Our intangible assets have also been valued using the fair value accounting treatment. A description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K.

Income Per Share

The Company computes income per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded as their inclusion would have been anti-dilutive during both the three months and nine months ended September 30, 2018 and 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, which eliminates a requirement for the retroactive adjustment on a step by step basis of the investment, results of operations, and retained earnings as if the equity method had been effective during all previous periods that the investment had been held when an investment qualifies for equity method accounting due to an increase in the level of ownership or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. The presentation of the Company’s financial statements is consistent with this guidance.

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

Convertible Notes Payable – Non-Related Parties

As part of the aforementioned transaction with CGI to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to CGI in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly, but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at CGI’s option into shares of WNDM common stock at a conversion price of $.09 per share. The company has evaluated this conversion option for a derivative and for a beneficial conversion feature and determined none existed.

Note 3 – Commitments and Contingencies

Royalty agreements.

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. The licenses were limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds) and include any new product developments based on the licensed patent and processes and any continuations. Although the term of these licenses expired on February 27, 2018, the agreements permitted WCI to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied, an exclusive sublicense was acquired by a CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018 that continued operations to market CellerateRX through Cellerate, LLC, a newly formed entity in which the Company and CGI each have a 50% ownership interest.

In consideration for the licenses, WCI agreed to pay Applied and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. The amounts listed in the two preceding sentences are the aggregate of amounts paid/owed to Applied and Petito, and the Company has paid the minimum aggregate annual royalty payments each year since 2008, including both 2017 and 2016.

On September 29, 2009, the Company entered into an Asset Purchase Agreement with Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, the Company acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s Common Stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable.

Office leases

In March of 2017, and as amended in March 2018, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease is effective May 1, 2018 and ends on June 30, 2021. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-38, $8,914. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $12,141 as of September 30, 2018. The amount of rent expense recognized by the Company will be reduced by the amount billed to Cellerate, LLC under the terms of the Professional Services agreement between the Company and Cellerate, LLC. For the month ending September 30, 2018, the net rent expense recognized by the Company was $1,231.

Payables to Related Parties

As of September 30, 2018, and December 31, 2017, the Company had outstanding payables to related parties totaling $23,044 and $60,000, respectively. The payables are unsecured, bear no interest and due on demand.

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

As of December 31, 2017, there were 85,561 shares of Series C Preferred Stock issued and outstanding. In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends. Dividends were converted at $0.07 per share. As of September 30, 2018, and December 31, 2017, there were 0 and 85,561 shares of Series C Preferred Stock outstanding, respectively.

Series C Preferred dividends were $28,061 and $100,677 for the nine months ended September 30, 2018 and 2017, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to apply the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

Common Stock

On March 6, 2018, the Company issued 22,651,356 shares of Common Stock for the conversion of $1,200,000 in Related Party convertible debt and $385,594 in accrued interest. In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends.

During the three-months ended September 30, 2018, the Company issued no shares of Common Stock.

Warrants

A summary of the status of the warrants granted for the nine-months ended September 30, 2018, and changes during the period then ended is presented below:
For the Nine-months Ended September 30, 2018
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,100,000)	0.06
Outstanding at end of period	-	$-

Stock Options

A summary of the status of the stock options granted for the nine-month period ended September 30, 2018, and changes during the period then ended is presented below:
	For the Nine-months Ended September 30, 2018
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,150,000	$0.06
Granted	400,000	0.06
Exercised	-	-
Forfeited	-	-
Expired
Outstanding at end of period	1,550,000	$0.06

	As of September 30, 2018			As of September 30, 2018
	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	1,550,000	4.38	$0.06	-	$-

On December 31, 2017, the Company granted a total of 1,150,000 options to five employees. The options vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $61,322 which will be expensed over the three-year vesting period.

On April 13, 2018, the Company granted a total of 200,000 options to one employee and one contractor. The options vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $8,943 which will be expensed over the three-year vesting period.

On August 31, 2018 the Company granted a total of 200,000 options to one employee. The options vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $16,405 which will be expensed over the three-year vesting period.

During the nine-month period ending September 30, 2018 an option expense of $17,278 was recognized.

Note 5 – Related Party Transactions

On April 25, 2016, and as amended March 10, 2017, the Company and John Siedhoff, the Chairman of the Company’s Board of Directors, entered into a consulting Agreement. The Agreement provides for compensation payable to an entity controlled by Mr. Siedhoff in the amount of $20,000 per month. The consulting fee expense was $180,000 for the nine-months ended September 30, 2018.

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

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of September 30, 2018.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2017.

Business Overview

Unless otherwise indicated, we use “WMT, "WNDM,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of Wound Management Technologies, Inc. and its wholly owned subsidiaries.

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

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is offered in both powder and gel form. CellerateRX Wound Care Products are available without a prescription and are currently approved for reimbursement under Medicare Part B. CellerateRX products are available under a physician’s order. Applied Nutritionals, LLC (“AN”) manufactures the products and owns the CellerateRX registered trademark. The Company has incurred no research and development costs related to CellerateRX during the last two fiscal years.

We believe that the CellerateRX products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. Through its 50% ownership in Cellerate, LLC, the Company is focused on delivering the CellerateRX product lines to hospitals and surgery centers as well as the diabetic care and long-term care markets.

Resorbable Orthopedic Products, LLC (“Resorbable”) a wholly-owned subsidiary of the Company was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multi-faceted patent for resorbable bone hemostasis products. Resorbable is both licensing technology from this patent and also developing products itself. In 2014, the Company entered into a commercial out-license for a bone void filler. The Company began receiving royalties under this agreement in the fourth quarter of 2013. Royalties will continue for the life of the patent which expires in 2023. Resorbable was dissolved during the third quarter of 2018. All of its rights and obligations were assigned to its parent company WMT.

In February 2016, the Company received FDA 510(k) clearance for HemaQuell® Resorbable Bone Hemostat. HemaQuell is a mechanical tamponade for bleeding bone that resorbs within 2-7 days after use. The Company completed subsequent testing and launched HemaQuell® Resorbable Bone Hemostat with our first sales realized in the fourth quarter of 2017. Cellerate, LLC is focusing HemaQuell sales efforts in the domestic (United States) market, with an emphasis on orthopedic, cardiovascular, and spine surgeries.

Management Letter

As previously disclosed in the Company’s 8-K filing on September 4, 2018, the Company consummated agreements with The Catalyst Group that continued operations to market the Company’s principal product, CellerateRX through a 50% ownership interest in a newly formed limited liability company, Cellerate, LLC. In accordance with generally accepted accounting principles, WMT will report its investment in Cellerate, LLC using the equity method of accounting.

While the Company has significant influence over the operations of Cellerate, LLC, the Company does not have a controlling interest. CGI has the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC is reported using the equity method of accounting. The Company’s 50% share of Cellerate, LLC’s net income or loss will be presented as a single line item on WMT’s Statement of Operations beginning September 1, 2018. Cellerate, LLC’s Statement of Operations are included as an exhibit to the Financial Statements of WMT (see Exhibit 30.6 for Cellerate, LLC’s Statement of Operations for the month ended September 30, 2018).

Results of Operations

For the three and nine-months ended September 30, 2018, compared with the three and nine-months ended September 30, 2017:

Revenues.  The Company generated revenues of $1,566,425 for the three-months ended September 30, 2018, compared to revenues of $1,549,016 for the three-months ended September 30, 2017, representing a 1% increase in revenues. The Company generated revenues for the nine-months ended September 30, 2018, of $5,790,302, compared to revenues of $4,607,162 for the nine-months ended September 30, 2017, or a 25% increase in revenues. Although 2018 revenues were higher for the three months and nine months ending September 30, 2018, sales of CellerateRX and HemaQuell products during the month of September 2018 are not included in the Company’s revenues on the Statements of Operations, but are included in Cellerate, LLC’s Statement of Operations. The Company’s 50% share of Cellerate, LLC’s operations are presented as a single line item on WMT’s Statement of Operations beginning September 1, 2018. The Company’s revenues include $50,250 in royalty income for each of the three-months ended September 30, 2018 and 2017, and $150,750 in royalty income for each of the nine-months ended September 30, 2018 and 2017 from the development and license agreements the Company executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three-months ended September 30, 2018, was $115,907, compared to costs of goods sold of $230,049 for the three-months ended September 30, 2017. Cost of goods sold for the nine-months ended September 30, 2018, was $484,801, as compared to costs of goods sold of $568,071 for the nine-months ended September 30, 2017. The cost of goods sold for CellerateRX and HemaQuell products during the month of September 2018 are not included in the Company’s financials, but are included in Cellerate, LLC’s Statement of Operations. The Company’s 50% share of Cellerate, LLC’s operations are presented as a single line item on WMT’s Statement of Operations beginning September 1, 2018.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three-months ended September 30, 2018, were $1,561,197, as compared to SG&A expenses of $1,303,344 for the three-months ended September 30, 2017. SG&A expenses for the nine-months ended September 30, 2018, were $5,263,858, as compared to SG&A expenses of $3,799,644 for the nine-months ended September 30, 2017. SG&A expenses increased primarily due to higher sales commission expense related to the revenue increase and higher payroll expenses as we grow our infrastructure. In addition, the three-month period ending September 30, 2018 included one-time transaction costs related to the Cellerate, LLC transaction. A significant portion of the Company’s SG&A during the month of September 2018 are not included in the Company’s financials, but are included in Cellerate, LLC’s Statement of Operations. The Company’s 50% share of Cellerate, LLC’s operations are presented as a single line item on WMT’s Statement of Operations beginning September 1, 2018.

Operating Income. The operating loss for the three-months ended September 30, 2018 was $131,995, compared to operating loss of $28,775 for the three-months ended September 30, 2017. The operating loss for the nine-months ended September 30, 2018 was $34,307, compared to operating income of $148,205 for the nine-months ended September 30, 2017. The decrease in operating income was due to higher SG&A related to expansion of our sales force and additional investment in our corporate infrastructure. In addition, the three-month period ending September 30, 2018 included one-time transaction costs related to the Cellerate, LLC transaction.

Interest expense. Interest expense was $6,986 for the three-months ended September 30, 2018, as compared to $19,807 for the three-months ended September 30, 2017. Interest expense was $67,594 for the nine-months ended September 30, 2018, as compared to $115,421 for the nine-months ended September 30, 2017. The lower interest expense in 2018 was due to early conversion to common stock of Related Party notes and all accrued interest to common stock during the first quarter of 2018.

Net income. We had a net loss of $151,032 for the three-months ended September 30, 2018, compared to net loss of $48,562 for the three-months ended September 30, 2017. We had a net loss of $113,650 for the nine-months ended September 30, 2018, compared to net income of $83,539 for the nine-months ended September 30, 2017. The decrease in net income was due to higher SG&A related to expansion of our sales force, additional investment in our corporate infrastructure, and a gain recognized in 2017 related to debt forgiveness. In addition, the three-month period ending September 30, 2018 included one-time transaction costs related to the Cellerate, LLC transaction.

Liquidity and Capital Resources

The Company had working capital of $1,013,737 as of September 30, 2018, an increase of $1,091,701 from the 2017 year-end deficit balance of $77,964. The large increase was primarily due to the conversion to common stock of $1,200,000 Related Party notes and accrued interest to common stock during the first quarter of 2018.

As of September 30, 2018, we had total current assets of $1,605,000, including cash of $646,496. As of December 31, 2017, our current assets of $2,037,360 included cash of $463,189 and inventories of $711,397.

As of September 30, 2018, we had total current liabilities of $591,263. Current liabilities also included $126,853 of current year accrued payables and royalties. As of December 31, 2017, current liabilities of $2,115,324 included $1,200,000 of notes payable to related parties. Current liabilities also included $244,422 of current year accrued payables and royalties, which were paid in full during January of 2018.

For the nine-months ended September 30, 2018, net cash provided by operating activities was $191,789 compared to $411,503 used in operating activities during the first nine-months of 2017.

During the nine-months ended September 30, 2018, net cash used in investing activities was $8,482 compared to $126,453 used in the first nine-months of 2017.

During the nine-months ended September 30, 2018, net cash used in financing activities was $0 compared to $144,210 used in the first nine-months of 2017.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2018, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

 In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers which is to be effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended September 30, 2018 as a result of applying Topic 606.

 In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

Contractual Commitments

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. The licenses are limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds) and include any new product developments based on the licensed patent and processes and any continuations. Although the term of these licenses expired on February 27, 2018, the agreements permitted WCI to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied, an exclusive sublicense was acquired by a CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018 that continued operations to market CellerateRX through Cellerate, LLC, a newly formed entity in which the Company and CGI each have a 50% ownership interest.

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

On September 29, 2009, the Company entered into an Asset Purchase Agreement with Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, the Company acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000  shares of the Company’s Common Stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosure
This item is not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1*	Contribution Agreement dated August 27, 2018 between Wound Care Innovations, LLC and CGI Cellerate RX, LLC.

10.2*	Operating Agreement dated August 27, 2018 between Wound Care Innovations, LLC and CGI Cellerate RX, LLC.

10.3*	Sublicense Agreement dated August 27, 2018 between CGI Cellerate RX, LLC and Cellerate, LLC.

10.4*	Professional Services Agreement dated August 27, 2018 between Wound Management Technologies, Inc., CGI Cellerate RX, LLC and Cellerate, LLC.

10.5*	Convertible Promissory Note to CGI Cellerate RX, LLC

10.6*	Cellerate, LLC Statement of Operations for the month ending September 30, 2018

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wound Management Technologies, Inc.

November 14, 2018	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer