Form 10-K
period 2018-12-31
WOUND MANAGEMENT TECHNOLOGIES, INC.
filed 2019-04-01
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 based on the $0.065 closing price as of such date was approximately $7,449,324.

As of April 1, 2019, 236,646,512 shares of the Issuer’s $.001 par value common stock were issued and 236,642,423 were outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC.

Form 10-K
For the Year Ended December 31, 2018

LETTER FROM THE CEO

Dear Shareholders:

Last year was a year of growth and change for our Company. We continued our three-year strategic plan to grow top line revenues, build a strong company infrastructure, and maintain positive cash flow. We also entered into an exciting new alliance with The Catalyst Group, Inc. (Catalyst), a middle market private equity firm whose primary focus is healthcare products and services. Catalyst currently has ownership interests in several companies in the healthcare industry. Our new relationship with Catalyst and its affiliated companies has already provided additional cross-selling opportunities, as well as a soon to be launched antimicrobial product focused on biofilm management in surgical and chronic wounds.

As previously announced, our rights to sell CellerateRX® hydrolyzed collagen products expired in August 2018. Despite diligent efforts, we were unsuccessful with renewing this license agreement. Catalyst, however, managed to secure the rights to market CellerateRX in North America. Recognizing our success in building a strong team with extensive healthcare experience along with our proven revenue growth, Catalyst and WNDM believe it will be in the best interest of both parties as well as our patients to form a partnership to jointly execute a shared growth strategy. Effective August 28, 2018, we entered into agreements with Catalyst to continue our core operations of marketing CellerateRX through a newly formed entity, Cellerate, LLC, in which the Company and Catalyst each had a 50% ownership interest.

More recently, on March 15, 2019, we were pleased to announce the Company acquired Catalyst’s 50% ownership in Cellerate, LLC in exchange for the issuance to Catalyst of 1,136,815 shares of WNDM's newly created Series F Convertible Preferred Stock, which are convertible into 227,363,000 shares of our common stock. As of the transaction effective date of March 15, 2019, WNDM owns 100% of Cellerate, LLC. As a wholly owned subsidiary, we will report its operations and financial results on a consolidated basis beginning on the effective date. Following the closing of this transaction, Mr. Ron Nixon, Founder and Managing Partner of Catalyst, was appointed to WNDM's Board of Directors. Mr. Nixon currently serves on the board of directors of publicly traded LHC Group, Inc., and is also a director of Trilliant Surgical, LLC, Rochal Industries, LLC, Triad Life Sciences, Inc. and several other privately held companies. Mr. Nixon holds a bachelor's degree in mechanical engineering from the University of Texas at Austin. With his strong background in financing and growing companies, particularly in health care, and his many contacts in advanced wound care, Ron is already making an outstanding impact on our business.

As we look forward to 2019, WNDM will continue its strategy to expand the distribution of CellerateRX and other products related to our strategy. We are also seeking potential new opportunities that have arisen as part of our association with Catalyst. This includes a focus in areas such as biofilm management, placental biologics, negative pressure wound therapy adjunct products, debridement, and oxygen delivery systems to the wound bed.

Our 2018 reported results include the use of the equity method of accounting for our ownership interest in Cellerate, LLC during the four-month period of September through December 2018. Under the equity method, Cellerate, LLC revenues were not recognized by the Company in its consolidated financial statements. Rather, the Company’s 50% share of Cellerate, LLC’s net income was presented as a single line item on our Statement of Operations. As a result, our 2018 reported results only include product sales for January through August. Product sales for September through December were reported in Cellerate, LLC’s unaudited Statement of Operations which is attached as an exhibit to our 10-K.

On a combined basis, sales of our core product, CellerateRX, totaled $8.6 million in 2018. This represented a 40% increase over 2017 sales. Our strong sales performance is largely due to the fact that we have a great product that is efficacious and significantly improves patient outcomes This theme of providing efficacious products that improve patient outcomes will continue to be our focus going forward.

On March 25, 2019, the Company announced a 1-for-100 reverse stock split and a corresponding adjustment to authorized capital stock. We believe these changes will take effect near the end of April or early May, 2019. When it becomes effective, the reverse stock split will not change a shareholder's ownership percentage of the Company's common stock, except for the small effect where the reverse stock split would result in a shareholder owning a fractional share. No fractional shares will be issued as a result of the reverse split. Shareholders who would otherwise be entitled to receive a fractional share will instead receive a cash payment based on the market price of a share of common stock on the day after the reverse stock split becomes effective. The reverse split is intended to increase the per share trading price of our stock, and increase the appeal of our common stock to the financial community and investing public, as well as give us more flexibility for a possible future listing of our common stock on a national stock exchange.

We also recently announced that we plan to change the name of the Company to Sanara MedTech Inc. Sanara comes from the Latin word ‘sana’ meaning ‘heal’ in English. The name reflects our commitment to provide an expanded portfolio of products for patients to benefit from reduced pain and better healing outcomes.

We are off to an excellent start this year and we are optimistic that our sales momentum will continue in 2019 and beyond.

J. Michael Carmena
Chief Executive Officer

i

PART I

Item 1. BUSINESS

Background

The terms “WMTI,” “WNDM,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. and its wholly owned subsidiaries, unless the context suggests otherwise. With its No. 1 goal of improving patient outcomes, the Company develops, markets and distributes biotechnology products to physicians, hospitals, nursing homes and clinics. Our primary products are in the $11 billion U.S. consumable medical device market and the $1.5 billion biomaterials market.

Wound Management Technologies, Inc. (“WMTI”) was organized on December 14, 2001, as a Texas corporation under the name eAppliance Innovations, Inc. In June of 2002, MB Software Corporation, a public corporation formed under the laws of Colorado, merged with the Company (which at the time was a wholly-owned subsidiary of MB Software Corporation), and the Company changed its name to MB Software Corporation as part of the merger. In May of 2008, the Company changed its name to Wound Management Technologies, Inc.

WCI, LLC (“WCI”), a wholly-owned subsidiary of the Company was organized as a Nevada limited liability company on August 21, 2003 under the name Wound Care Innovations, LLC. WCI has been a growing provider of CellerateRX®/CRXɑ® Activated Collagen® Adjuvant (CellerateRX) in the general wound care and surgical markets. The general/chronic wound care market is quickly expanding, particularly with respect to chronic wound applications due to an aging population and increases in the incidence of obesity and diabetes. In 2012, WCI expanded its CellerateRX product line to include surgical products, which has significantly contributed to the Company’s sales growth.

Resorbable Orthopedic Products, LLC (“ROP”) a wholly-owned subsidiary of the Company, was organized as a Texas limited liability company on August 24, 2009, as part of a transaction to acquire a multi-faceted patent for resorbable bone hemostasis products. The Company is both licensing technology from this patent and also developing products itself. In 2014, the Company entered into a commercial license for a bone void filler and in 2016 received FDA 510(k) clearance for ROP Bone Hemostasis Material, (registered tradename HemaQuell®). HemaQuell® Resorbable Bone Hemostat is a mechanical tamponade for bleeding bone that resorbs within 2 to 7 days after use. ROP was dissolved during the third quarter of 2018. All of its rights and obligations were assigned to its parent company WMTI.

The Company’s exclusive license to sell and distribute CellerateRX products in the human health care market (excluding dental and retail) expired on February 27, 2018. The license agreements permitted the Company to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied Nutritionals, LLC, an affiliate of The Catalyst Group, Inc. (CGI) acquired an exclusive license to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

Effective August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX, through a 50% ownership interest in a newly formed limited liability company, Cellerate, LLC. The remaining 50% ownership interest is held by an affiliate of CGI. Cellerate, LLC conducts operations with an exclusive sublicense from CGI’s affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company has significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. CGI has the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC is reported using the equity method of accounting. Beginning September 1, 2018, the Company’s 50% share of Cellerate, LLC’s net income or loss is presented as a single line item on WMTI’s Statement of Operations.

On March 15, 2019, the Company executed and closed an agreement with CGI to acquire the remaining 50% equity interest in Cellerate, LLC not then owned by the Company. After closing the acquisition, the Company owns 100% of Cellerate, LLC, and as a wholly owned subsidiary will report its financial results on a consolidated basis beginning March 15, 2019. The Company acquired the remaining 50% equity interest in Cellerate, LLC in exchange for the issuance of 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock (the “Series F Preferred Stock”). For more information, see Subsequent Events (Note 12) in the notes to the consolidated financial statements.

 The Products

CellerateRX is cleared by the FDA as a medical device for use on all acute and chronic wounds, except third degree burns, and is offered in both powder and gel form. CellerateRX Wound Care products are available without a prescription and are currently approved for reimbursement under Medicare Part B. CellerateRX Surgical products are available under a physician’s order. Applied Nutritionals manufactures the products and owns the CellerateRX registered trademark. The Company has incurred no research and development costs related to CellerateRX during the last two fiscal years.

We believe that the CellerateRX products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. Through our initial 50% ownership and now 100% ownership of Cellerate, LLC, the Company is focused on delivering the CellerateRX product lines to hospitals and surgery centers as well as the diabetic care and long-term care markets.

In February 2016, the Company received FDA 510(k) clearance for HemaQuell® Resorbable Bone Hemostat. HemaQuell is a mechanical tamponade for bleeding bone that resorbs within 2-7 days after use. The Company completed subsequent testing and launched HemaQuell® Resorbable Bone Hemostat with our first sales realized in the fourth quarter of 2017. We are focusing HemaQuell sales efforts in the domestic (United States) market, with an emphasis on orthopedic, cardiovascular, and spine surgeries.

Marketing, Sales and Distribution

We began marketing our CellerateRX products in the chronic wound care and long-term care markets, as well as the professional medical markets, due to the prevalence of diabetic and decubitus (pressure) ulcers. We believe our products are unique in composition and clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. In 2012, the Company added the CellerateRX Surgical product line to expand into the surgical wound market.

The Company continues to market the CellerateRX products through its 50%, now 100%, ownership in Cellerate, LLC. The products are attracting increased business from hospitals and surgery centers due to the unique benefits of hydrolyzed collagen, including product efficacy and economic value. The products are used in specialty areas including total joint replacement, spine, orthopedic, trauma, vascular, general, plastic and reconstructive surgeries and podiatry. Chronic wound care products are sold via independent distributors, healthcare distributors, Company representatives and internal sales activities. The surgical Products are sold through a growing network of surgical product distributors and Company representatives who are credentialed to demonstrate the products in surgical settings.

Staffing

As of April 1, 2019, the Company has a staff of 24, consisting of 19 full-time employees, 2 part time employees and 4 contractors.

Competition

The general wound care market is served by a number of large, multi-product line companies offering a suite of products to the market as well as a large number of small companies. Our CellerateRX products compete with primary dressings, advanced wound care products, collagen matrices and other biopharmaceutical products. Manufacturers and distributors of competitive products include: Smith & Nephew plc, Acelity L.P. Inc., Medline Industries, Inc., and Integra LifeSciences Holdings Corporation. Many of our competitors are significantly larger than we are and have greater financial and personnel resources. Consequently, we will be at a competitive disadvantage in marketing and selling our products in the marketplace. We believe, however, that the unique molecular form of Activated Collagen® Adjuvant used in our products outperforms currently available, non-active dressings by improving efficacy, reducing the cost of patient care, and replacing numerous products with a single primary dressing.

New Products, Markets and Services

In September 2009 the Company acquired a patent (U.S. Patent No. 7,074,425, the “ROP Patent”) from Resorbable Orthopedics, LLC, (“ROP”) for a resorbable bone hemostat and delivery system for orthopedic bone void fillers (see Note 6 “Intangible Assets” in the notes to the Company’s consolidated financial statements). The ROP Patent offers innovative, safe and effective resorbable orthopedic products that are complementary to the already-existing CellerateRX Surgical products. Together, the bone hemostat and delivery system address issues such as bone wax granuloma and the cost-effective delivery of materials that manage bone wound healing. The Company received 510(k) clearance for the resorbable orthopedic hemostat in February of 2016; completed subsequent testing and launched HemaQuell® Resorbable Bone Hemostat in 2017, with our first sales realized in the fourth quarter of 2017. This product shares a complementary sales call point for surgical representatives that sell the Company’s CellerateRX Surgical products.

The Company has also licensed the ROP Patent to a third party to market a bone void filler product for which the Company receives a 3% royalty on product sales over the life of the ROP Patent, which expires in 2023 with annual minimum royalties of $201,000.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (http://www.wndm.com/), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it.

Item 1A. RISK FACTORS

The following risk factors should be considered with respect to making any investment in our securities as such an investment involves a high degree of risk. You should carefully consider the following risks and the other information set forth elsewhere in this report, including the financial statements and related notes, before you decide to purchase shares of our stock. If any of these risks occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our stock could decline, perhaps significantly, and you could lose part or all of your investment. As used herein, the word “business” as used in “material adverse effect on our business”, “adversely affect our business” and other similar phrases includes any of (or any combination of) the Company’s present or future operations, financial performance, margins, revenues, operating margins, stock value, competitive position, or other indicators of Company performance.

RISKS RELATED TO HOW WE OPERATE OUR BUSINESS:

We had a history of losses in prior years and may not maintain profitability as we expand our selling efforts.

The Company has incurred net losses in most years since we began our current operations in 2004. We plan to continue making significant investments in our sales and clinical programs resulting in a substantial increase in our operating expenses. Consequently, we will need to continue our revenue growth to maintain profitability in the future. We cannot offer any assurance that we will be able to generate future sales growth. If we fail to maintain profitability, our stock price may decline and you may lose part or all of your investment.

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

Several factors may affect the market acceptance of our products or any other products we develop or acquire. These include, but are not limited to:

●
the price of our products relative to other products for the same indications;

●
the perception by physicians and other members of the healthcare community of the efficacy and safety of our products for their indicated applications and treatments;

●
changes in practice guidelines and the standard of care for the targeted indication

●
the effectiveness of our sales and marketing efforts or our partners’ sales and marketing efforts.

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

We have a history of operating losses and with the exception of 2016 and 2018, negative cash flow from operating activities. As such, we have utilized funds from offerings of our securities to fund our operations. Future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, risks from competitors, regulatory approval of our new products, technological change, and dependence on key personnel. Although we have taken steps to improve our overall liquidity, if our cash flow is insufficient, we may be forced either to secure a line of credit or seek additional equity financing in order to:

●
fund operating losses;

●
increase marketing to address the market for wound care and surgical products;

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

Several factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, and the price of our products relative to alternative products, the availability of third-party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. There can be no assurance that our products will receive market acceptance in a commercially viable period of time, if at all. Furthermore, there can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing or acquiring products and technologies that are more effective than those being developed by us, that would render our products and technologies less competitive or obsolete.

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

Although we have contractual indemnity from the manufacturer of CellerateRX for liability claims related to their products, we could face a product liability claim outside of the scope of the contractual indemnity. We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or parties marketing the products we sell. In any event, indemnification from the manufacturer of CellerateRX or from any other party is limited by the terms of the indemnity and by the creditworthiness of the indemnifying party. A successful product liability claims or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business. In the event that we do not have adequate insurance or contractual indemnification, product liability claims relating to defective products could have a material adverse effect on our business.

RISKS RELATED TO INTELLECTUAL PROPERTY:

The patent on the CellerateRX products expired in February 2018.

CellerateRX products no longer benefit from the protection of a patent that expired in February 2018 and may become subject to increased competition resulting from the marketing of substantially equivalent products, and the Company’s investment in Cellerate, LLC may suffer as a result.

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

The developing, testing, manufacturing, marketing and selling of medical devices is subject to extensive regulation by governmental authorities in the U.S. and other countries. The process of obtaining regulatory clearance and approval of certain medical technology products is costly and time consuming. Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before many products can be approved for human use. With respect to medical devices, such as those that we manufacture and market, before a new medical device, or a new use of, or claim for, an existing product can be marketed (unless it is a Class I device), it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k)-clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The premarket approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees.

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

We cannot assure you that the FDA or other regulatory agencies will clear or approve any products developed by us on a timely basis, if at all, or, if granted, that clearance or approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

Changes to the FDA clearance and approval processes or ongoing regulatory requirements could make it more difficult for us to obtain FDA clearance or, approval of new products or comply with ongoing requirements.

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

Any modification to an FDA-cleared product that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval (PMA). The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or PMA, but the FDA may review and disagree with any decision reached by the manufacturer. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our decisions not to seek new clearance or approval and may require us to obtain clearance or approval for previous modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

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

FORWARD-LOOKING STATEMENTS:

When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company’s executive officers, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “plan” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. Our management believes its assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that our actual results of operations or the results of our future activities will not differ materially from these assumptions. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March of 2017, and as amended in March 2018, the Company executed a new office lease that expires June 30, 2021 for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-39, $8,914. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $10,474 as of December 31, 2018. The amount of rent expense recognized by the Company will be reduced by the amount billed to Cellerate, LLC under the terms of the Professional Services agreement between the Company and Cellerate, LLC.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2018, and as of this filing date, the Company has no outstanding legal proceedings.

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

YEAR	QUARTER ENDING	HIGH	LOW
2018	March 31, 2018	$0.750	$0.041
	June 30, 2018	$0.076	$0.043
	September 30, 2018	$0.100	$0.057
	December 31, 2018	$0.074	$0.020
2017	March 31, 2017	$0.100	$0.038
	June 30, 2017	$0.100	$0.058
	September 30, 2017	$0.078	$0.048
	December 31, 2017	$0.070	$0.046

Record Holders

As of April 1, 2019, there were 2,136 shareholders of record holding shares of common stock issued, of which a total of 4,089 shares are held as treasury stock. As of April 1, 2019, there were 236,646,512 shares of common stock issued and 236,642,423 shares of common stock outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the year ended December 31, 2017, and 2018, not previously disclosed:

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

On November 22, 2017, the Company issued 750,000 shares of common stock to a contract consultant upon termination of contract. There was no incremental increase in the fair value of the modified stock-based compensation award as of the modification date and accordingly, no additional compensation cost was recognized. See Note 4 in the notes to the Company’s consolidated financial statements below for discussion of the contract termination.

On February 19, 2018, the Company issued 22,651,356 shares of common stock upon conversion of two related party promissory notes in the aggregate principal amount of $1,200,000 plus $385,594 of accrued interest.

The issuances described above were made in private transactions in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933. The investors were not solicited through any form of general solicitation or advertising, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities. We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

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

Organizational Overview

The Company’s primary focus is developing and marketing products for the advanced wound care and surgical tissue repair markets. In particular, CellerateRX’s unique Activated Collagen® fragments (CRa®) are a fraction of the size of the native collagen molecules and particles found in other products, which results in a more immediate delivery of the benefits of collagen to the body.

The Company’s exclusive license to sell and distribute CellerateRX products in the human health care market (excluding dental and retail) expired on February 27, 2018. The license agreements permitted the Company to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied Nutritionals, LLC, a CGI affiliate acquired an exclusive license to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018, that continued operations to market CellerateRX through Cellerate, LLC, a newly formed entity in which the Company and CGI each have a 50% ownership interest.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. CGI had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC is reported using the equity method of accounting. Beginning September 1, 2018, the Company’s 50% share of Cellerate, LLC’s net income or loss is presented as a single line item on WMTI’s Statement of Operations. Cellerate, LLC’s unaudited Balance Sheet and unaudited Statement of Operations is included as an exhibit to the Financial Statements of WMTI (see Exhibit 99.1).

On March 15, 2019, the Company executed and closed an agreement with CGI to acquire the remaining 50% equity interest in Cellerate, LLC not then owned by the Company. After closing the acquisition, the Company owns 100% of Cellerate, LLC, and as a wholly owned subsidiary will report its financial results on a consolidated basis beginning March 15, 2019. The Company acquired the remaining 50% equity interest in Cellerate, LLC in exchange for the issuance to an affiliate of CGI of 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock (the “Series F Preferred Stock”). For more information, see Subsequent Events (Note 12) in the notes to the consolidated financial statements.

The Company acquired a patent in 2009 for a resorbable bone hemostat and delivery system for orthopedic bone void fillers and in the fourth quarter of 2017 began selling HemaQuell® Resorbable Bone Hemostat. The Company has also licensed the patent to a third party to market a bone void filler product for which the Company receives a 3% royalty on product sales over the life of the patent, which expires in 2023 with annual minimum royalties of $201,000.

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

Results of Operations

Comparison of Year ended December 31, 2018 Compared to Year ended December 31, 2017

As discussed above, the Company’s investment in Cellerate, LLC is reported using the equity method of accounting. As a result, the Company’s financial statements for the four-month period of September 1, 2018 through December 31, 2018 do not include revenues, cost of goods sold, or operating expenses related to the operations of Cellerate, LLC.

The Company and CGI agreed to provide Cellerate, LLC with certain professional services needed to conduct the affairs of Cellerate, LLC. The Company and CGI are reimbursed by Cellerate, LLC for services performed, consistent with historical costs to provide the services. The Company also receives reimbursement for office lease and other overhead costs dedicated to supporting Cellerate, LLC’s activities. These reimbursements from Cellerate, LLC are recognized by the Company as reductions of selling, general and admirative expenses.

Revenues. The Company generated revenues for the year ended December 31, 2018 of $5,837,839 compared to revenues of $6,304,741 for the year ended December 31, 2017. The lower revenues in 2018 were due to the adoption of the equity method of accounting effective September 1, 2018, which resulted in no reported product revenues for the four-month period ending December 31, 2018. Revenues in both 2018 and 2017 include $201,000 in annual royalties from the Company’s patent license to a third party to sell a bone void filler product. Cellerate, LLC revenues totaled $3,006,320 for the four-month period ending December 31, 2018.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2018 were $507,418 compared to cost of goods sold of $806,038 for the year ended December 31, 2017. The lower cost of goods sold was due to the adoption of the equity method of accounting during the last four months of 2018 as discussed above. Cellerate, LLC’s cost of goods sold totaled $377,421 during the four-month period ending December 31, 2018.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the year ended December 31, 2018 were $5,735,834 compared to $5,275,402 for the year ended December 31, 2017. The higher expenses in 2018 were primarily due to sales force expansion, additional corporate infrastructure, higher product development costs, and one-time costs associated with the formation of Cellerate, LLC. Cellerate, LLC’s SG&A expenses were $2,519,469 during the four-month period ending December 31, 2018.

Interest expense. Interest expense was $86,587 for the year ended December 31, 2018, compared to $126,825 for the year ended December 31, 2017, or a decrease of 32%. The lower interest expense in 2018 was due to early conversion to common stock of Related Party notes during the first quarter of 2018. Cellerate, LLC did not incur interest expense in 2018.

Net income / loss. We had a net loss for the year ended December 31, 2018, of $600,574 compared with net income of $331,309 for the year ended December 31, 2017. The decrease in net income was primarily due to one-time costs associated with the Cellerate, LLC transaction, higher SG&A related to expansion of our sales force, higher product development costs, and additional investment in our corporate infrastructure. Cellerate, LLC had net income of $19,903 for the four-month period ending December 31, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities consumed approximately $145,000 for the year ended December 31, 2017. No financing activities occurred in 2018.

In December 2018, Cellerate, LLC executed agreements with Cadence Bank, N.A. which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $1,000,000. The line of credit is intended to support short-term working capital requirements of Cellerate, LLC.

We monitor our cash flow, assess our business plan, and make expenditure adjustments accordingly. If appropriate, we may pursue limited financing including issuing additional equity and/or entering into certain debt. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed. This would require us to modify our business plan, curtail various aspects of our operations or cease operations.

As of December 31, 2018, we had total current assets of $978,484 including cash of $731,849. As of December 31, 2017, we had total current assets of $2,037,360, including cash of $463,189 and inventories of $711,397.

As of December 31, 2018, we had total current liabilities of $404,004 including $21,313 of current year royalties payable, which were paid in full during February of 2019. As of December 31, 2017, we had total current liabilities of $2,115,324 including $1,200,000 of notes payable to related parties. Current liabilities as of December 31, 2017, also included $244,422 of royalties payable, which were paid in full during January and February of 2018.

For the year ended December 31, 2018, net cash provided by operating activities was $277,142 compared to net cash used in operating activities of $139,862 in 2017.

We used $8,482 in investing activities in the year ended December 31, 2018, compared to $85,875 in the year ended December 31, 2017.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Wound Management Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wound Management Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 1, 2019

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018, AND 2017

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$731,849	$463,189
Accounts receivable, net of allowance for bad debt of $40,550 and $28,910	164,459	786,250
Royalty receivable	50,250	50,250
Inventory, net of allowance for obsolescence of $0 and $144,996	-	711,397
Prepaid and other assets	31,926	26,274
Total current assets	978,484	2,037,360

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $70,116 and $56,951	52,827	63,211
Intangible assets, net of accumulated amortization of $500,023 and $434,999	52,266	117,291
Equity method investment (Cellerate, LLC)	1,958,463	-
Total long-term assets	2,063,556	180,502

Total assets	$3,042,040	$2,217,862

Liabilities and shareholders' equity

Current liabilities
Accounts payable	$54,179	$225,462
Accounts payable - Related Parties	63,288	60,000
Accrued royalties and payables	34,214	244,422
Accrued bonus and commissions	241,849	46,534
Deferred rent	10,474	13,920
Accrued interest	-	324,986
Convertible notes payable - Related Parties	-	1,200,000
Total current liabilities	404,004	2,115,324

Long-term liabilities
Convertible notes payable	1,500,000	-
Accrued interest	25,978	-
Total long-term liabilities	1,525,978	-

Total liabilities	1,929,982	2,115,324

Shareholders' equity
Series C Convertible Preferred Stock, $10 par value, 100,000 shares authorized; none issued and outstanding as of December 31, 2018 and 85,646 issued and outstanding as of December 31, 2017	-	855,610
Common Stock: $.001 par value; 250,000,000 shares authorized; 236,646,512 issued and 236,642,423 outstanding as of December 31, 2018 and 113,427,943 issued and 113,423,854 outstanding as of December 31, 2017	236,647	113,428
Additional paid-in capital	48,356,467	46,013,982
Treasury stock	(12,039)	(12,039)
Accumulated deficit	(47,469,017)	(46,868,443)
Total shareholders' equity	1,112,058	102,538

Total liabilities and shareholders' equity	$3,042,040	$2,217,862

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended
	December 31,
	2018	2017

Revenues	$5,837,839	$6,304,741

Cost of goods sold	507,418	806,038

Gross profit	5,330,421	5,498,703

Operating expenses
Selling, general and administrative expense	5,735,833	5,275,402
Depreciation and amortization	83,890	80,648
Bad debt expense	12,558	22,207
Total operating expenses	5,832,281	5,378,257

Operating income / (loss)	(501,860)	120,444

Other income / (expense)
Income from equity method investment – Cellerate, LLC	9,951	-
Gain on settlement of debt	-	286,873
Debt forgiveness	-	50,646
Change in fair value of derivative liability	-	44
Other income (expense)	(22,078)	125
Interest expense	(86,587)	(126,825)
Total other income / (expense)	(98,714)	210,863

Net income / (loss)	(600,574)	331,309

Series C Preferred stock inducement dividends	(103,197)	-
Series C preferred stock dividends	(28,061)	(139,006)

Net income/(loss) available to common shareholders	$(731,832)	$192,303

Basic net loss per share of common stock	$(0.00)	$0.00

Diluted net loss per share of common stock	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic	217,163,538	111,381,832

Weighted average number of common shares outstanding, diluted	217,163,538	208,645,538

The accompanying notes are an integral part of these consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock Series C Shares	$10.00 Par Value Amount	Common Stock Shares	$0.001 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2016	85,646	856,460	109,690,387	$109,690	$45,822,570	(4,089)	$(12,039)	$(47,199,752)	$(423,071)
Issuance of Common stock for:
Services	-	-	1,600,000	1,600	58,650	-	-	-	60,250
Conversion of Series C Preferred Stock	(800)	(8,000)	800,000	800	7,200	-	-	-	-
Series C Dividend	-	-	137,556	138	(138	-	-	-	-
Common stock issued for settlement of debt	-	-	1,200,000	1,200	82,800	-	-	-	84,000
Issuance of Preferred stock for:	-	-	-	-	-	-	-	-	-
Cash	715	7,150	-	-	42,900	-	-	-	50,050
Net income	-	-	-	-	-	-	-	331,309	331,309
Balance at December 31, 2017	85,561	855,610	113,427,943	$113,428	$46,013,982	(4,089)	$(12,039)	$(46,868,443)	$102,538
Issuance of Common stock for:
Services	-	-	-	-	-	-	-	-	-
Conversion of Series C Preferred Stock	(85,561)	(855,610)	85,560,522	85,561	770,049	-	-	-	-
Series C Dividend			15,006,691	15,007	(15,007	-	-	-	-
Common stock issued for conversion of debt			22,651,356	22,651	1,562,943	-	-	-	1,585,594
Recognition of stock option expense	-	-	-	-	24,500	-	-	-	24,500
Net loss	-	-	-	-	-	-	-	(600,574)	(600,574)
Balance at December 31, 2018	-	-	236,646,512	236,647	48,356,467	(4,089)	$(12,039)	$(47,469,017)	$1,112,058

The accompanying notes are an integral part of these consolidated financial statements.

 WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Twelve Months Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net income/(loss)	$(600,574)	$331,309
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	83,891	80,648
Additional interest expense on convertible debt	60,608	-
Gain on forgiveness of debt	-	(50,646)
Gain on settlement of debt	-	(286,873)
Recognition of vesting stock option expense	24,500	-
Income from equity method investment	(9,951)	-
Bad debt expense	12,558	22,207
Inventory obsolescence	-	57,483
Common stock issued for services	-	60,250
(Gain) loss on change in fair value of derivative liabilities	-	(44)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	609,233	(64,413)
(Increase) decrease in royalties receivable	-	-
(Increase) decrease in inventory	262,886	(420,423)
(Increase) decrease in prepaids and other assets	(5,652)	(6,492)
Increase (decrease) in accrued royalties and dividends	(223,109)	(32,494)
Increase (decrease) in accounts payable	(171,283)	26,942
Increase (decrease) in accounts payable related parties	3,288	(33,655)
Increase (decrease) in accrued liabilities	204,770	60,454
Increase (decrease) in accrued interest payable	25,978	115,885
Net cash flows provided by (used in) operating activities	277,142	(139,862)

Cash flows from investing activities:
Purchase of property and equipment	(8,482)	(43,895)
Purchase of intangible assets	-	(41,980)
Net cash flows used in investing activities	(8,482)	(85,875)

Cash flows from financing activities:
Payments on capital lease obligation	-	(3,766)
Payments on debt	-	(190,838)
Cash proceeds from sale of series C preferred stock	-	50,050
Net cash flows (used in) provided by financing activities	-	(144,554)

Net increase (decrease) in cash	268,660	(370,291)
Cash and cash equivalents, beginning of period	463,189	833,480
Cash and cash equivalents, end of period	$731,849	$463,189

Cash paid during the period for:
Interest	$-	$10,937
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Equity method investment	$1,948,511	$-
Common stock issued for Series C dividends	15,007	137
Common stock issued for conversion of Series C Preferred Stock	85,561	8,000
Common stock issued for conversion of related party debt and interest	1,585,594	-

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms “the Company,” “we,” “us” “WMTI” and “WNDM” are used in this report to refer to Wound Management Technologies, Inc. and its wholly owned subsidiaries, unless the context suggests otherwise. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WMTI and its wholly-owned subsidiaries: WCI, LLC a Nevada limited liability company (“WCI”); Resorbable Orthopedic Products, LLC, a Texas limited liability company (“ROP”); and Innovate OR, Inc. (“IOR”) formerly referred to as BioPharma Management Technologies, Inc., a Texas corporation (“BioPharma”). All intercompany accounts and transactions have been eliminated. ROP and IOR were dissolved during the third quarter of 2018. All rights and obligations of each were assigned to its parent company WMTI.

WCI’s exclusive license to sell and distribute CellerateRX products in the human health care market (excluding dental and retail) expired on February 27, 2018. The license agreements permitted WCI to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied, Nutritionals, LLC (“Applied”) an exclusive license was acquired by an affiliate of The Catalyst Group, Inc. (“CGI”) to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018, that continued operations to market CellerateRX through Cellerate, LLC, a newly formed Texas Limited Liability Company in which the Company and CGI each have a 50% ownership interest.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. CGI had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC is reported using the equity method of accounting. Beginning September 1, 2018, the Company’s 50% share of Cellerate, LLC’s net income or loss is presented as a single line item on WMTI’s Statement of Operations. Cellerate, LLC’s unaudited Balance Sheet and unaudited Statement of Operations is included as an exhibit to the Financial Statements of WMTI (see Exhibit 99.1).

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

 The calculation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(600,574)	$331,309
Denominator:
Weighted-average common shares outstanding	217,163,538	111,381,832

Basic net income (loss) per share	$(0.00)	$0.00

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(600,574)	$331,309
Series C dividends		(139,006)
Diluted net income (loss)	$-	$192,303
Denominator:
Weighted-average common shares outstanding	217,163,538	111,381,832
Common stock warrants	-	694,834
Convertible debt	-	-
Preferred shares	-	96,568,871
Weighted average shares used in computing diluted net income (loss) per share	217,163,538	208,645,538

Diluted net income (loss) per share	$(0.00)	$0.00

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2018 and 2017 as such shares would have had an anti-dilutive effect:

	2018	2017
Convertible debt	16,666,667	19,890,414

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-
Identification of the contract with a customer
-
Identification of the performance obligations in the contract
-
Determination of the transaction price
-
Allocation of the transaction price to the performance obligations in the contract
-
Recognition of revenue when, or as, the Company satisfies a performance obligation

Product revenues are recognized when the products are delivered and title passes to the customer. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to members are included in net sales.

The Company recognizes royalty revenue from a licensing agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement which stipulates the Company will receive quarterly royalty payments of at least $50,250. To date, royalties related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

The Company’s investment in Cellerate, LLC is reported using the equity method of accounting. Accordingly, Cellerate, LLC revenues are not recognized by the Company in its consolidated financial statements. Rather, the Company’s 50% share of Cellerate, LLC’s net income or loss is presented as a single line item on WMTI’s Statement of Operations. Cellerate, LLC’s unaudited Balance Sheet and unaudited Statement of Operations is included as an exhibit to the Financial Statements of WMTI (see Exhibit 99.1). Management has evaluated the carrying amount of the Company’s equity investment in Cellerate, LLC and has determined there has been no triggering event that would require impairment of this investment.

Under the terms of the development and license agreement the Company executed with BioStructures, LLC (BioStructures) in 2011, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. However, the minimum annual royalty due to the Company shall be $201,000 throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company recorded bad debt expense of $12,558 and $22,207 in 2018 and 2017, respectively. The allowance for doubtful accounts at December 31, 2018 was $40,550 and the amount at December 31, 2017 was $28,910. Accounts receivable written-off during 2018 totaled $918. Accounts recievable written-off during 2018 totaled $918.

INVENTORIES

As part of the formation of Cellerate, LLC, all WCI inventory was contributed to Cellerate, LLC on August 28, 2018. During 2017 and through August 28, 2018, inventories were stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods, powders, gels and the related packaging supplies. The Company recorded inventory obsolescence expense of $0 in 2018 and $57,483 in 2017. The allowance for obsolete and slow-moving inventory had a balance of $0 and $144,996 at December 31, 2018 and December 31, 2017, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed utilizing the straight-line method over the estimated economic life of the assets, which ranges from five to ten years. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. As of December 31, 2018, fixed assets consisted of $122,943 including furniture and fixtures, computer equipment, phone equipment and the Company’s websites. As of December 31, 2017, fixed assets consisted of $120,162 including furniture and fixtures, computer equipment, phone equipment and the Company’s websites. The depreciation expense recorded in 2018 was $18,866 and the depreciation expense recorded in 2017 was $15,623. The balance of accumulated depreciation was $70,116 and $56,951 at December 31, 2018 and December 31, 2017, respectively. The Company paid $8,482 to acquire fixed assets during 2018.

INTANGIBLE ASSETS

As of December 31, 2018, intangible assets include a patent acquired in 2009 with a historical cost of $510,310. The patent is being amortized over its estimated useful life of 10 years using the straight-line method. In 2017, the Company put into service a business software. The costs to implement this software which totaled $41,980 are included in intangible assets and are being amortized over the initial term of the license which is three years. Amortization expense recognized was $65,024 during each of the years 2018 and 2017.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2018 and 2017.

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

DERIVATIVES

The Company infrequently enters into derivative financial instruments to manage its funding of current operations. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in profit or loss immediately. There were no derivative liabilities as of December 31, 2017 or 2018.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers which is to be effective for reporting periods beginning after December 15, 2017. The Company adopted ASC 606 effective January 1, 2018 and the adoption had no impact on the Company’s financial position, operations or cash flows.

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company adopted the pronouncement effective January 1, 2019 and the adoption is not expected to have a material impact on the Company’s financial position, operations or cash flows. As a result of the adoption, the Company will record lease assets of approximately $245,000 and a corresponding lease liability of the same amount in January 2019.

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

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted the pronouncement effective January 1, 2019 and the adoption is not expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – ASC Topic 606, Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-
Identification of the contract with a customer

-
Identification of the performance obligations in the contract

-
Determination of the transaction price

-
Allocation of the transaction price to the performance obligations in the contract

-
Recognition of revenue when, or as, the Company satisfies a performance obligation

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify specific terms of products to be delivered, create the enforceable rights and obligations of both parties, and result in commercial substance.

Performance obligations

The Company’s performance obligation is generally limited to delivery of the requested items to its customers at the agreed upon quantities and prices.

Determination and allocation of the transaction price

The Company has established prices for its products. These prices are effectively agreed to when customers place purchase orders with the Company. Rebates and discounts, if any, are recognized in full at the time of sale as a reduction of net revenue. Allocation of transaction prices is not necessary where one performance obligation exists.

Recognition of revenue as performance obligations are satisfied

Product revenues are recognized when the products are delivered and title passes to the customer.

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the twelve-months ended December 31, 2018 and 2017. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Twelve months Ended
	December 31
	2018	2017
Product sales revenue	$5,636,839	$6,103,741
Royalty revenue	201,000	201,000
Total Revenue	$5,837,839	$6,304,741

NOTE 4 – OTHER SIGNIFICANT TRANSACTIONS

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

Cellerate, LLC

Effective August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX® Hydrolyzed Collagen (CellerateRX), through a 50% ownership interest in a newly formed Texas limited liability company, Cellerate, LLC. The remaining 50% ownership interest is held by an affiliate of The Catalyst Group Inc. (CGI), which recently acquired an exclusive license to distribute CellerateRX products. Cellerate, LLC will conduct operations with an exclusive sublicense from a CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company has significant influence over the operations of Cellerate, LLC, the Company does not have a controlling interest. CGI has the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company reports its investment in Cellerate, LLC using the equity method of accounting. The Company’s 50% share of Cellerate, LLC’s net income or loss is presented as a single line item on WMTI’s Statement of Operations beginning September 1, 2018.

The definitive agreements related to the Cellerate, LLC transaction are summarized below. The full agreements are attached as exhibits to this filing.

Contribution Agreement

WCI, LLC (“WCI”), a wholly-owned subsidiary of the Company, transferred to Cellerate, LLC all of its existing inventories and certain trademarks and UPC numbers in exchange for its 50% ownership interest in Cellerate, LLC. The inventories had a net book value of $448,511 at the time of closing. Additionally, as part of the transaction, the Company issued a 30-month promissory note to CGI in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly, but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at CGI’s option into shares of WNDM common stock at a conversion price of $.09 per share.

The Company recorded its initial investment in Cellerate, LLC at cost, which was $1,948,511 as of the closing date. This included the $1,500,000 promissory note to CGI and inventories valued at $448,511 net of obsolescence. The trademarks and UPC numbers contributed to Cellerate, LLC had zero book value. For the four months ending December 31, 2018, the Company recognized $9,951 of income from its equity method investment in Cellerate, LLC, resulting in an investment balance of $1,958,463 as of December 31, 2018.

CGI transferred to Cellerate, LLC in exchange for its 50% ownership interest an exclusive sublicense to distribute CellerateRX into the wound care and surgical markets in the United States, Canada and Mexico. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by CGI or WCI on six-months' notice.

The foregoing summary of the Contribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Contribution Agreement.

Operating Agreement

Cellerate, LLC’s Operating Agreement provides for the business and affairs of Cellerate, LLC to be managed by a Board of Managers consisting of two persons. CGI and WCI each has the right to appoint one person to the Board of Managers who serve indefinite terms until their resignation, removal or death. The Board of Managers act by a vote of the Managers, but in the event of a deadlocked vote, the vote of the CGI designated manager will be controlling, except (i) in the case of a transaction with a related party or affiliate (other than Cellerate, LLC) of the CGI designee or (ii) CGI transfers any portion of its ownership interest in Cellerate, LLC to a third party or more that 50% of CGI’s ownership is transferred to a third party. The initial Board of Managers is Mr. Ron Nixon as the CGI designee, and Mr. Michael Carmena as the WCI designee. The Board of Managers manages the general operations of Cellerate, LLC, subject however to a vote by members of Cellerate, LLC holding two-thirds of the membership interests in Cellerate, LLC to approve major actions of Cellerate, LLC.

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

Sublicense Agreement

Cellerate, LLC has an exclusive sublicense to distribute CellerateRX® Activated Collagen® products into the wound care and surgical markets in the United States, Canada and Mexico. The wound care market comprises the care for external wounds, including the treatment of external, tunneled or undermined wounds. This would include pressure ulcers (Stages I-IV), venous stasis ulcers, diabetic ulcers, ulcers resulting from arterial insufficiency, surgical wounds, traumatic wounds, first and second-degree burns, superficial wounds, cuts, scrapes, skin tears, skin flaps and skin grafts. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six-months' notice. Cellerate, LLC pays specified royalties to Applied based on Cellerate, LLC’s annual net sales of CellerateRX.

The foregoing summary of the Sublicense Agreement does not purport to be complete and is qualified in its entirety by reference to the Sublicense Agreement.

Professional Services Agreement

The Company and CGI agreed to provide Cellerate, LLC with certain professional services needed to conduct the affairs of Cellerate, LLC through December 31, 2018. The Company and CGI were reimbursed on a monthly basis by Cellerate, LLC for services performed, consistent with historical costs to provide the services. The Company also received reimbursement for office lease and other overhead costs dedicated to supporting Cellerate, LLC’s activities. These reimbursements from Cellerate, LLC are recognized by the Company as reductions of selling, general and administrative expenses.

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

 NOTE 5 – NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Funds are advanced to the Company from various related parties as necessary to meet working capital requirements. Below is a summary of outstanding convertible notes due to related parties, including accrued interest separately recorded, as of December 31, 2018 and 2017:

				Accrued Interest
Related Party	Nature of Relationship	Term of the agreement	Principal amount	2018	2017
S. Oden Howell Revocable Trust ("HRT")	Mr. S. Oden Howell, Jr. became a member of the Board of Directors in June of 2015	The note is secured, bears interest at 10% per annum, matures June 15, 2018, and is convertible into shares of the Company's Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity. As of December 31, 2018, the note is paid in full.	$-	$0	$162,493

James W. Stuckert Revocable Trust ("SRT")	Mr. James W. Stuckert became a member of the Board of Directors in September of 2015	The note is secured, bears interest at 10% per annum, matures June 15, 2018, and is convertible into shares of the Company's Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity. As of December 31, 2018, the note is paid in full.	$-	$0	$162,493

Total			$-	$0	$324,986

On June 15, 2015, the Company entered into term loan agreements with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The Notes each carried an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes were due and payable on June 15, 2018. The Notes provided that the Notes could be prepaid in whole or in part upon ten days’ written notice, and all unpaid principal and accrued interest under the Notes could be converted, at the option of SRT and HRT, into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $70.00 per share at any time prior to maturity.”). The Company’s obligations under the two notes were secured by all the assets of the Company and its subsidiaries.

On February 19, 2018, both Notes totaling $1,200,000 plus $385,594 of accrued interest were converted to 22,651,356 common shares of the Company's Common Stock. The accrued interest included $60,608 of additional interest expense recognized during the first quarter of 2018.

NOTES PAYABLE

The following is a summary of amounts due to unrelated parties, including accrued interest separately recorded, as of December 31, 2018 and 2017:

		Principal Amount		Accrued Interest
Note Payable	Terms of the agreement	2018	2017	2018	2017

August 27, 2018 Promissory Note	A $1,500,000 note payable (i) interest accrues at 5% per annum and compounds quarterly (ii) original maturity date of March 1, 2021	$1,500,000	-	$25,978	-

Total		$1,500,000	$-	$25,978	$-

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

On August 27, 2018, as part of the partnership transaction with CGI to form Cellerate, LLC, the Company issued a 30-month promissory note to CGI in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at CGI’s option into shares of WNDM common stock at a conversion price of $.09 per share.

NOTE 6 – INTANGIBLE ASSETS

Patent

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company acquired a patent in exchange for 500,000 shares of the Company’s common stock and the assumption of a legal fee payable in the amount of $47,595 which is related to the patent. Based on the guidance in ASC Topic No. 350-30, the patent was recorded as an intangible asset of $462,715, or approximately $.93 per share plus $47,595 for the assumed liability. The intangible asset is being amortized over an estimated ten-year useful life.

Software Implementation

In 2017, the Company put into service a business software. The costs to implement this software which totaled $41,980 are included in intangible assets and are being amortized over the initial term of the license which is three years.

The activity for the intangible assets is summarized below:

Cost	Patent	Software	Total
Balance at December 31, 2017	$510,310	$41,980	$552,290
Implementation costs
Balance at December 31, 2018	$510,310	$41,980	$552,290
Accumulated amortization
Balance at December 31, 2017	$421,006	$13,993	$434,999
Amortization expense	51,032	13,993	65,025
Balance at December 31, 2018	$472,038	$27,986	$500,024
Net carrying amount
Balance at December 31, 2017	$89,304	$27,987	$117,291
Balance at December 31, 2018	$38,272	$13,994	$52,266

NOTE 7 – CUSTOMERS AND SUPPLIERS

The Company had three significant customers with annual sales over $500,000 which accounted for approximately 10%, 9% and 6% of the Company’s sales in 2018 and had one significant customer which accounted for approximately 16% of the Company’s sales in 2017. The loss of the sales generated by these customers would have a significant effect on the operations of the Company.

The Company purchases all raw materials inventory for its principal product from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENTS

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied and its founder George Petito (“Petito”), pursuant to which WCI obtained the exclusive worldwide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. The licenses were limited to the human health care market, (excluding dental and retail) for external wound care (including surgical wounds) and include any new product developments based on the licensed patent and processes and any continuations. Although the term of these licenses expired on February 27, 2018, the agreements permitted WCI to continue to sell and distribute products through August 27, 2018.

In consideration for the licenses, WCI agreed to pay Applied and Petito, (in the aggregate), the following royalties, beginning January 3, 2008: (a) an advance royalty of $100,000; (b) a royalty of 15% of gross sales occurring during the first year of the license; (c) an additional advance royalty of $400,000 on January 3, 2009; plus (d) a royalty of 3% of gross sales for all sales occurring after the payment of the $400,000 advance royalty. In addition, WCI must maintain a minimum aggregate annual royalty payment of $375,000 for 2009 and thereafter if the royalty percentage payments made do not meet or exceed that amount. Sales of CellerateRX Products by WCI occurring after the termination date were subject to the 3% royalty.

Subsequent to the expiration of the license agreement between the Company and Applied, an exclusive license was acquired by a CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018, that continued operations to market CellerateRX through Cellerate, LLC, a newly formed entity in which the Company and CGI each have a 50% ownership interest. The term of the sublicense granted by CGI to Cellerate, LLC extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six-months' notice. Cellerate, LLC pays specified royalties to Applied at a rate of 3% of net sales of CellerateRX. In addition, Cellerate, LLC must maintain a minimum aggregate annual royalty payment of $400,000 for 2018 and thereafter if the royalty percentage payments made do not meet or exceed that amount.

On September 29, 2009, the Company entered into an Asset Purchase Agreement with Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, the Company acquired substantially all of Resorbable’s assets, in exchange for (i) 500,000 shares of the Company’s Common Stock, and (ii) a royalty equal to eight percent (8%) of the Company’s net revenues generated from products that utilize the patented technology acquired from Resorbable.

OFFICE LEASE

In March of 2017, and as amended in March 2018, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease is effective May 1, 2018 and ends on June 30, 2021. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-39, $8,914. Rent expense is recognized on a straight-line basis over the term of the Lease and the resulting deferred rent liability is $10,474 as of December 31, 2018. The amount of rent expense recognized by the Company will be reduced by the amount billed to Cellerate, LLC under the terms of the Professional Services agreement between the Company and Cellerate, LLC. For the month ending December 31, 2018, the net rent expense recognized by the Company was $926.

PAYABLES TO RELATED PARTIES

As of December 31, 2018, and 2017, the Company had outstanding payables to related parties totaling $63,288 and $60,000, respectively. The payables are unsecured, bear no interest and due on demand.

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

There are currently 5,000,000 shares of Series A Preferred Stock authorized, with no shares of Series A Preferred Stock issued or outstanding as of December 31, 2018 and 2017.

Effective June 24, 2010, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series B Convertible Redeemable Preferred Stock (the “Certificate”) with the Texas Secretary of State, designating 7,500 shares of Series B Preferred Stock, par value $10.00 per share (the “Series B Shares”). The Series B Shares rank senior to shares of all other common and preferred stock with respect to dividends, distributions, and payments upon dissolution. Each of the Series B Shares is convertible at the option of the holder into shares of common stock as provided in the Certificate. There were no Series B Shares issued or outstanding as of December 31, 2018 and 2017.

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

The Series C Preferred Stock is senior to the Company’s common stock and any other currently issued series of the Company’s preferred stock upon liquidation and is entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares is convertible at the option of the holder into 1,000 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted. As of December 31, 2018, and December 31, 2017, there were 0 and 85,561 shares of Series C Preferred Stock issued and outstanding, respectively.

On March 10, 2017, the Company issued 715 shares of Series C preferred stock in exchange for cash in the amount of $50,050.

During 2017, one shareholder converted 800 shares of Series C preferred stock and dividend of $9,692 to common stock of 937,556 shares.

During February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends. Dividends were converted at $0.07 per share. As of December 31, 2018, there were no shares of Series C Preferred Stock outstanding and all accrued dividends were converted to Common Stock.

The Series C preferred stock earned dividends of $28,061 and $139,006 for the years ended December 31, 2018 and December 31, 2017, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to apply the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

On November 13, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 25,000 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not entitled to any preference with respect to dividend or upon liquidation and will automatically convert (at a ratio of 1,000-to-1) into shares of the Company’s common stock, par value $0.001 upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. On September 3, 2014, the Company increased its authorized common stock to 250,000,000 shares. As a result, all outstanding Series D preferred shares were converted to common stock. As of December 31, 2018, and December 31, 2017 there were no shares of Series D Preferred Stock issued and outstanding.

On May 30, 2014, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series E Convertible Preferred Stock (The “Certificate of Designations”), under which it designated 5,000 shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not entitled to any preference with respect to dividends or upon liquidation, and will automatically convert (at a ratio of 1,000 shares of Common Stock for every one share of Series E Preferred Stock) into shares of the Company’s common stock, $0.001 par value upon approval of the Company’s stockholders (and filing of) and amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. As of December 31, 2018, there were no shares of Series E Preferred Stock issued and outstanding.

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

On November 22, 2017, the Company issued 750,000 shares of common stock valued at $0 to a contract consultant upon termination of contract (see Note 4 above for a discussion of the termination).

 On March 6, 2018, the Company issued 22,651,356 shares of Common Stock for the conversion of $1,200,000 in Related Party convertible debt and $385,594 in accrued interest.

In February and March 2018, the Company issued 100,567,691 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends.

WARRANTS

At December 31, 2018, there were 0 warrants outstanding. At December 31, 2017, there were 5,100,000 warrants outstanding with a weighted average exercise price of $0.06.

A summary of the status of the warrants granted at December 31, 2018 and 2017, and changes during the years then ended is presented below:

For the Year Ended December 31, 2018
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,100,000)	0.06
Outstanding at end of period	-	$-

For the Year Ended December 31, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	67,246,300	$0.12
Granted	-	-
Exercised	-	-
Forfeited	(60,051,300)	0.12
Expired	(2,095,000)	0.13
Outstanding at end of period	5,100,000	$0.06

The following table summarizes the outstanding warrants as of December 31, 2017:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	4,500,000	1	$0.06	4,500,000	$0.06
0.08	200,000	1	0.08	200,000	0.08
0.09	400,000	1	0.09	400,000	0.09
$0.06 - 0.09	5,100,000	1	$0.06	5,100,000	$0.06

 STOCK OPTIONS

A summary of the status of the stock options granted for the years ended December 31, 2018 and 2017, and changes during the period then ended is presented below:

For the Year Ended December 31, 2018
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,150,000	$0.06
Granted	400,000	0.06
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,550,000	$0.06

For the Year Ended December 31, 2017
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,093,500	$0.15
Granted	1,150,000	0.06
Exercised	-	-
Forfeited	(150,000)	(a)
Expired	(943,500)	0.15
Outstanding at end of period	1,150,000	$0.06

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

During the twelve-month period ending December 31, 2018 an option expense of $24,500 was recognized.

The following table summarizes the outstanding options as of December 31, 2018:

As of December 31, 2018			As of December 31, 2018
Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	1,550,000	4.39	$0.06	383,333	$0.06

The following table summarizes the outstanding options as of December 31, 2017:

As of December 31, 2017			As of December 31, 2017
Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06	1,150,000	5	$0.06	-	$-

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

The unexpired net operating loss carry forward at December 31, 2018 is approximately $34,859,000 with various expiration dates between 2019 and 2037 if not utilized. All tax years starting with 2015 are open for examination.

Non-current deferred tax asset:

	2018	2017
Net operating loss carry forwards, (21% as of December 31, 2018 and 21% as of December 31, 2017	$7,320,390	$7,295,315
Valuation allowance	(7,320,390)	(7,295,315)
Net non-current deferred tax asset	$-	$-

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 21% to the actual benefit for the years ended December 31, 2018 and 2017 are listed below.

	2018	2017
Expected federal income tax benefit	$124,448	$(112,645)
Goodwill amortization	87,944	142,386
Gain on settlement of debt	-	114,757
NOL carryover reduced by settlement of debt	-	(114,403)
Change in valuation allowance	(13,959)	(11,807)
Expired capital loss carryover	-	(9,227)
NOL carryover reduced by expiration	(151,658)	-
Other – M&E	(7,888)	(9,061)
Reserve for obsolete inventory	(20,357)	-
Pass through entity income allocation	(10,033)	-
Reserve for bad debt	(3,971)	-
Stock-based compensation	(4,526)	-
Income tax expense (benefit)	$-	$-

The Company has no tax positions at December 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.

NOTE 11 – LEGAL PROCEEDINGS

As of December 31, 2018, and as of this filing date, the Company has no outstanding legal proceedings.

NOTE 12 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all significant events or transactions that occurred after December 31, 2018, are outlined below:

Effective January 31, 2019, John Siedhoff resigned as Chairman and member of the Board of Directors of Wound Management Technologies, Inc. (the “Company”). Mr. Siedhoff did not resign as a result of a disagreement with the Company. Mr. Jim Stuckert, a Company Board member since 2015 and retired Chairman and Chief Executive Officer of J.J.B. Hilliard, W.L. Lyons, LLC, assumed the role of Chairman effective February 1, 2019.

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 200 shares of common stock. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. The Series F Convertible Preferred Stock is senior to the Company’s common stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock are entitled to a liquidation preference of $5 per share. See Exhibit 4.6, Certificate of Designations, Voting Power, Preferences and Rights of Series F Convertible Preferred Stock.

On March 15, 2019, the Company acquired the remaining 50% interest in Cellerate, LLC not owned by the Company. The acquisition was made from an affiliate of The Catalyst Group, Inc. (CGI) of Houston, Texas in exchange for the issuance of 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Preferred Stock, the fair value of the preferred shares issued to CGI was approximately $12.5 million. The Company owns 100% of Cellerate, LLC, and as a wholly-owned subsidiary will report its operations and financial results on a consolidated basis as of the transaction effective date of March 15, 2019. See Exhibit 10.6, Share Exchange Agreement between CGI CellerateRX, LLC and WNDM Medical, Inc.

Following the closing of this transaction, Mr. Ron Nixon, Founder and Managing Partner of CGI, was elected to the Company’s Board of Directors effective March 15, 2019. Mr. Nixon currently serves on the board of directors for publicly traded LHC Group, Inc., Trilliant Surgical, LLC, Rochal Industries, LLC, Triad Life Sciences, Inc. and several other privately held companies. Mr. Nixon holds a bachelor’s degree in mechanical engineering from the University of Texas at Austin and is a registered professional engineer in Texas.

On March 21, 2019, the Company filed SEC Schedule 14C notifying shareholders of common stock that a majority of our capital stock entitled to vote (the “Majority Shareholders”) approved by written consent in lieu of a meeting of shareholders an amendment to the Company’s Certificate of Formation (the “Amendment”) to accomplish the following actions (the “Corporate Actions”):

(1) the effectuation of a 1-for-100 reverse stock split of the Company’s outstanding Common Stock such that every Shareholder shall receive one share of Common Stock for every 100 shares of Common Stock held (the “Reverse Stock Split”);

(2) upon the effectiveness of the Reverse Stock Split, the reduction of the authorized capital stock of the Company to 20,000,000 shares of Common Stock and 2,000,000 shares of preferred stock; and

(3) the change of the name of the Company to: Sanara MedTech, Inc.

The written consent of the Majority Shareholders constitutes the required approval of the Company’s Shareholders and is sufficient under the Texas Business Organizations Code (the “TBOC”) and the Company’s Certificate of Formation and Bylaws to approve the Corporate Actions described above. No further action is required from the remaining Shareholders. Accordingly, the Corporate Actions are not being submitted to these other Shareholders for a vote.

The Company anticipates that these changes will take effect near the end of April or early May, 2019. When it becomes effective, the reverse stock split will not change a shareholder's ownership percentage of the Company's common stock, except for the small effect where the reverse stock split would result in a shareholder owning a fractional share. No fractional shares will be issued as a result of the reverse split. Shareholders who would otherwise be entitled to receive a fractional share will instead receive a cash payment based on the market price of a share of common stock on the day after the reverse stock split becomes effective.

The conversion and voting provisions of the Company's Series F Convertible Preferred Stock will be proportionally adjusted by a factor of 100 to reflect the reverse stock split. All of the Company's outstanding stock options will also be proportionally adjusted to reflect the reverse split, in accordance with the terms of the plans, agreements or arrangements governing such securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of December 31, 2018.

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

Management believes that our policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business ethics. In management's opinion, our financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, specifically its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments.  Based on this assessment, management has concluded that as of December 31, 2018, internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Management is currently evaluating the steps that would be necessary to eliminate this material weakness.

No Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages, and positions of the current directors of the Company.

NAME	AGE	POSITION	YEAR FIRST ELECTED
S. Oden “Denny” Howell Jr.	79	Director	2015
James W. Stuckert	81	Director	2015
Ronald T. Nixon	63	Director	2019

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

Ronald T. Nixon was appointed to the Board of Directors on March 15, 2019. Mr. Nixon is the Founder and Managing Partner of The Catalyst Group, Inc. Mr. Nixon currently serves on the board of directors for publicly traded LHC Group, Inc. He is also a director of Trilliant Surgical, LLC, Rochal Industries, LLC, Triad Life Sciences, Inc. and several other privately held companies. Mr. Nixon holds a bachelor's degree in mechanical engineering from the University of Texas at Austin and is a registered professional engineer in Texas.

 Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME	AGE	POSITION
J. Michael Carmena	63	Chief Executive Officer
Michael D. McNeil	53	Chief Financial Officer

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

Michael D. McNeil was appointed Chief Financial Officer effective April 11, 2018. Prior to joining the Company, Mr. McNeil served as Controller for Smith and Nephew’s U.S. Advanced Wound Management Division from 2012 to 2018. Mr. McNeil previously served as Controller and Assistant Controller with Healthpoint Biotherapeutics from 1999 to 2012. Prior to his employment at Healthpoint, Mr. McNeil held several finance and internal audit positions with Burlington Resources, Snyder Oil Corporation, and Union Pacific Corporation. Mr. McNeil earned his Bachelor of Science in Business Administration from the University of Nebraska and is a Texas certified public accountant.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports with the SEC of ownership and changes in ownership of our common stock and other equity securities of the Company. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, during the fiscal year ended December 31, 2018, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: Though he became the Company’s Chief Financial Officer on December 8, 2016, Mr. Carmena filed his initial Form 3 upon being named Chief Executive Officer on February 20, 2018.

Independent Directors

The Board of Directors consists of non-management directors. Two of our directors are independent, as defined by Rule 4200(a) (15) of the NASDAQ’s listing standards. Mr. Siedhoff, who resigned from the Board on January 31, 2019, was deemed not to be independent by virtue of compensation received pursuant to his consulting agreement with the Company. Since February 1, 2019, all members of the Board have been independent. Under the NASDAQ’s listing standards, no director qualifies as independent unless the Board affirmatively determines that he or she has no material relationship with the Company. Based upon information requested from and provided by each director concerning their background, employment, and affiliations, including commercial, banking, consulting, legal, accounting, charitable, and familial relationships, the Board has determined that, other than being a director and/or shareholder of the Company, each of the independent directors has either no relationship with the Company, either directly or as a partner, shareholder, or officer of an organization that has a relationship with the Company, or has only immaterial relationships with the Company, and is independent under the NASDAQ’s listing standards.

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

Following identification of the need to add or re-elect a director to the Board, and consideration of the above criteria and any shareholder recommendations, the Board submits its recommended nominees to the shareholders for election at a meeting of shareholders. The Board utilizes this process, rather than a formal nominations committee, because the directors have found that, for the Company, the functions of a nominations committee are more than adequately fulfilled by this process.

Board Leadership Structure

During 2018, the Chairman of the Board was not an executive officer of the Company. The Board determined he was not independent because of compensation he received from his consulting agreement with the Company. Of the three members of our Board, two have been determined by the Board to be independent. The Board believes this leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among the Chief Executive Officer, Chief Financial Officer, the Chairman, and the independent directors.

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

Meeting Attendance

During the fiscal year ended December 31, 2018 the Board of Directors held five Board meetings. During 2018, each director attended all Board meetings. The Company encourages, but does not require, directors to attend the annual meeting of shareholders.

Code of Ethics

On April 2, 2012, the Company adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The Code of Ethics can be found on our website at http://wndm.com under the Investors tab.

Shareholder Communications with the Board

Any Company shareholder or other interested party who wishes to communicate with the non-management directors as a group may direct such communications by writing to the:

Corporate Secretary
Wound Management Technologies, Inc.
1200 Summit Avenue, Suite 414
Fort Worth, TX 76102

The communication must be clearly addressed to the Board of Directors or to a specific director. If a response is desired, the individual should also provide contact information such as name, address and telephone number.

All such communications will be reviewed initially by the Corporate Secretary, who will forward to the appropriate director(s) all correspondence, except for items of the following nature:

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

J. Michael Carmena (b)	2017	175,000	-	-	30,000	-	-	-	205,000
	2018	207,107	-	-	-	-	-	-	207,107

Deborah J. Hutchinson (c)	2017	170,000	-	-	-	-	-	-	170,000
	2018	-	-	-	-	-	-	-	-

Michael D. McNeil (d)	2017	-	-	-	-	-	-	-	-
	2018	123,625	-	-	6,000	-	-	-	129,625

Notes to Summary Compensation Table

(a)
The value of option awards represents the grant date fair value of the stock options, determined in accordance with FASB ASC Topic 718. The grant date value was determined under the Black Scholes valuation model. The following assumptions on the date of grant were used in the grant date fair value: (i) option exercise price equal to the fair market value of the common stock; (ii) expected option life of 5 years; (iii) dividend yield of 0%; (iv) risk free rate of return of 2.65% for options granted in 2017 and 2.67% for options granted in 2018; and (v) volatility of 139.47% for options granted in 2017 and 145.77% for options granted in 2018.

 (b)
J. Michael Carmena was appointed as the Company’s Chief Executive Officer effective February 20, 2018.

(c)
Deborah J. Hutchinson retired as the Company’s President effective July 19, 2017.

(d)
Michael D. McNeil was appointed as the Company’s Chief Financial Officer effective April 9, 2018.

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

Director Compensation

2018 DIRECTOR COMPENSATION TABLE

Name	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John C. Siedhoff	-	-	-	-	240,000(a)	$240,000

Notes to Director Compensation Table

(a)
Compensation for services rendered as a consultant to the Company at a rate of $20,000 per month.

We reimburse each director for reasonable travel expenses related to such director’s attendance at Board and committee meetings. In 2018 the Company did not issue any equity compensation to the members of its Board for their service as directors. On February 27, 2017, the Company awarded each Board members 150,000 shares of the Company’s Common Stock, (600,000 shares total) for services. In the future, the Company might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

 The Company does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors. In April of 2016, the Company engaged one director as a consultant and paid monthly fees per contract terms. No other or additional compensation for services were paid to any of the other directors during 2017 and 2018.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards as of December 31, 2018, for our named executive officers and directors. Market values were determined using the last sale price of our Common Stock on December 31, 2018. We do not currently have an equity incentive plan; therefore, these columns have been omitted from the following table.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
J. Michael Carmena	166,667	333,333	0.06	12/31/2022	333,333	20,000
Michael D. McNeil	-	100,000	0.06	4/13/2023	100,000	6,000
	167,667	433,333			433.333	26,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2019, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of April 1, 2019, (a) there were 236,642,423 shares of common stock issued and outstanding, with 4,089 shares held as treasury stock, (b) 0 shares of Series C Preferred Stock issued and outstanding, (c) 0 shares of Series D Preferred Stock issued and outstanding, and 1,136,815 shares of Series F Preferred Stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of shares beneficially owned by a person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Common Stock		Series F Preferred Stock
OFFICERS AND DIRECTORS:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
James W Stuckert (1)	76,086,287	32.2%	—	—
S. Oden “Denny” Howell Jr.	42,292,429	17.9%	—	—
Ronald T. Nixon (2)	244,322,339	50.8%	1,136,185	100
J. Michael Carmena (3)	500,000	0.2%	—	—
Michael D. McNeil (4)	100,000	*	—	—
All directors and executive officers as a group (5 persons)	362,901,055	75.4%	1,136,185	100%

(1)
Mr. James W. Stuckert may be deemed to beneficially own 5,650,000 shares held by Diane V Stuckert, as trustee, who is the wife of Mr. Stuckert.

(2)
CGI Cellerate RX, LLC owns (i) 1,136,815 shares of the Company’s Series F Convertible Preferred Stock which is convertible into 227,363,000 shares of common stock and (ii) $1,500,000 principal amount of convertible debt of the Company which is convertible into 16,959,339 shares of common stock. Ronald T. Nixon is a director of the Company and a manager of Catalyst Rochal, LLC, which owns 100% of the equity interest of CGI Cellerate RX, LLC. Mr. Nixon, through a relationship of control of CGI Cellerate RX, LLC, may be deemed to share beneficial ownership of the shares of common stock beneficially owned by CGI Cellerate RX, LLC

(3)
Mr. Carmena holds warrants for the purchase of 500,000 shares of Common Stock which became fully vested on March 15, 2019.

(4)
Mr. McNeil holds warrants for the purchase of 100,000 shares of Common Stock which became fully vested on March 15, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the officer and director compensation arrangements disclosed herein, the Company was involved in the following transactions with related parties during fiscal years 2017 and 2018. Funds are advanced to the Company from various related parties, including shareholders who fund the Company as necessary to meet working capital requirements and expenses.

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

Both notes, including accrued interest, were converted to common shares in the February 2018. The following is a summary of amounts due to related parties, including accrued interest separately recorded, as of December 31, 2017:

Related Party	Nature of Relationship	Terms of the Agreement	Principal Amount	Accrued Interest
S. Oden Howell Revocable Trust	Mr. S. Oden Howell, Jr. became a member of the Board in June of 2015.	The Notes each carry interest at 10% per annum. All unpaid and accrued interest was due and payable on June 15, 2018. The	600,000	162,493

James W. Stuckert Revocable Trust	Mr. James W. Stuckert became a member of the Board in September of 2015.		600,000	162,493
Total			$1,200,000	$324,986

John C. Siedhoff was a director of the Company during 2018 and resigned that position January 31, 2019. During that period Mr. Siedhoff received compensation in the amount of $260,000 in consulting fees as a consultant to the Company. On January 31, 2019, Mr. Siedhoff entered into a consulting agreement with the Company that terminates December 31, 2020. Under the agreement Mr. Siedhoff will receive consulting fees in the amount of $21,947 per month through December 31, 2019, and $10,000 per month from January 1, 2019 through January 31, 2020. Subject to the satisfaction of certain conditions at the Company’s discretion during 2019, Mr. Siedhoff may be entitled to a payment of $140,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We engaged MaloneBailey, LLP to conduct our audits for the years ended December 31, 2018 and December 31, 2017, and our audit fees for services performed were $56,000 and $53,500, respectively.

Tax Fees. We engaged Haynie & Company as our accountants and our tax fees for services performed for the years ended December 31, 2018 and December 31, 2017, were $20,903 and $14,655, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Share Exchange Agreement between CGI CellerateRX, LLC and WNDM Medical Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2019).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

3.1.1	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the Commission on May 13, 2008)

3.1.2	Articles of Amendment to Articles of Incorporation, effective February 20, 2015

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

4.1	Certificate of Designations, of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

4.2
Wound Management Technologies, Inc. 2010 Omnibus Long-Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

10.1
Letter Agreement dated April 26, 2016 by and between Wound Management Technologies, Inc., Evolution Venture Partners, LLC and Middlebury Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2016)

10.2
Consulting Agreement dated April 25, 2016 by and between Wound Management Technologies, Inc. and John Siedhoff (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2016)

10.3
Amendment to Consulting Agreement dated March 10, 2017, by and between the Company and John Siedhoff (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2017)

10.4
Termination Agreement effective September 29, 2017, by and between the Company and Evolution Venture Partners LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2017)

10.5
Contribution Agreement dated August 27, 2018 between Wound Care Innovations, LLC and CGI Cellerate RX, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.6
Operating Agreement dated August 27, 2018 between Wound Care Innovations, LLC and CGI Cellerate RX, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.7
Sublicense Agreement dated August 27, 2018 between CGI Cellerate RX, LLC and Cellerate, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.8
Professional Services Agreement dated August 27, 2018 between Wound Management Technologies, Inc., CGI Cellerate RX, LLC and Cellerate, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.9	Convertible Promissory Note to CGI Cellerate RX, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Cellerate, LLC unaudited Balance Sheet and Statement of Operations for the four-month period ending December 31, 2019

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOUND MANAGEMENT TECHNOLOGIES, INC.

April 1, 2019	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael Carmena	CEO (Principal Executive Officer)	April 1, 2019
J. Michael Carmena

/s/ Michael McNeil	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Michael McNeil

/s/ James W. Stuckert	Director	April 1, 2019
James W. Stuckert

/s/ Mr. Ronald T. Nixon	Director	April 1, 2019
Mr. Ronald T. Nixon

/s/ Oden Howell, Jr.	Director	April 1, 2019
Oden Howell, Jr.