Form 10-Q
period 2019-03-31
Sanara MedTech Inc.
filed 2019-05-20
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

Commission File No.    0-11808

SANARA MEDTECH INC.
Formerly named
WOUND MANAGEMENT TECHNOLOGIES, INC.

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Summit Ave
Suite 414
Fort Worth, Texas 76102
(Address of principal executive offices)

(817) 529-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2019, the Company had 2,366,424 shares of Common Stock, $.001 par value per share outstanding.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2019

Part I – Financial Information
Item 1. Financial Statements

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018

	Successor	Successor
	March 31,	December 31,
Assets	2019	2018
Current assets
Cash	$742,457	$176,421
Accounts receivable, net of allowance for bad debt of $40,550 and $0	1,218,587	1,022,500
Royalty receivable	50,250	-
Inventory, net of allowance for obsolescence of $36,062 and $484	345,960	465,315
Prepaid and other assets	581,234	26,445
Total current assets	2,938,488	1,690,681
Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $75,548 and $511	65,976	18,777
Right of use assets – operating leases	216,077	-
Intangible assets, net of accumulated amortization of $516,279	36,010	-
Total long-term assets	318,063	18,777

Total assets	$3,256,551	$1,709,458

Liabilities and shareholders' equity

Current liabilities
Accounts payable	$416,818	$156,727
Accounts payable – related party	126,937	36,203
Accrued royalties and expenses	299,506	228,606
Accrued bonus and commissions	873,913	701,125
Operating lease liability - current	96,033	-
Line of credit	500,000	-
Total current liabilities	2,313,207	1,122,661

Long-term liabilities
Operating lease liability – long term	131,804	-
Convertible notes payable – related party	1,500,000	-
Accrued interest	44,878	-
Total long-term liabilities	1,676,682	-

Total liabilities	3,989,889	1,122,661

Shareholders' equity (deficit)
Series F Convertible Preferred Stock, $10 par value, 1,200,000 shares authorized; 1,136,815 issued and outstanding as of March 31, 2019 and 1,136,815 issued and outstanding as of December 31, 2018	11,368,150	11,368,150
Common Stock: $.001 par value; 20,000,000 shares authorized; 2,366,465 issued and 2,366,424 outstanding as of March 31, 2019 and 1,134,279 issued and 1,134,239 outstanding as of December 31, 2018	2,366	-
Additional paid-in capital	(12,079,568)	(10,919,639)
Retained earnings (accumulated deficit)	(24,286)	138,286
Total stockholders' equity (deficit)	(733,338)	586,797

Total liabilities and stockholders' equity	$3,256,551	$1,709,458

Wound Management Technologies, Inc. And Subsidiaries
Consolidated Statements of Operations
For the Three-months Ended March 31, 2019 and 2018
(Unaudited)

	Successor	Predecessor
	Three-months Ended
	March 31,
	2019	2018

Revenues	$2,486,896	$1,961,787

Cost of goods sold	289,340	210,912

Gross profit	2,197,556	1,750,875

Operating expenses
Selling, general and administrative expenses	2,350,363	1,654,361
Depreciation and amortization	4,340	20,248
Bad debt expense	-	9,558
Total operating expenses	2,354,703	1,684,167

Operating income (loss)	(157,147)	66,708

Other income / (expense)
Other income	-	109
Interest expense	(5,425)	(60,608)
Total other income / (expense)	(5,425)	(60,499)

Net income (loss)	(162,572)	6,209

Series C Preferred Stock dividends	-	(28,061)
Series C Preferred Stock inducement dividends	-	(103,197)

Net loss attributable to common stockholders	$(162,572)	$(125,049)

Basic income per share of Common stock	$(0.39)	$(0.08)

Diluted income per share of Common Stock	$(0.39)	$(0.08)

Weighted average number of common shares outstanding basic	420,698	1,589,035

Weighted average number of common shares outstanding diluted	420,698	1,589,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WOUND MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE 3 MONTHS ENDED March 31, 2019 and 2018

Predecessor	Common Stock Shares	$0.001 Par Value Amount	Preferred Stock Series C Shares	$10.00 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at December 31, 2017	1,134,279	$1,134	85,561	$855,610	$46,114,357	(41)	$(120)	$(46,868,443)	$102,538
Conversion of Series C Preferred Stock	855,605	855	(85,561)	(855,610)	854,755	-	-	-	-
Series C Dividend	150,067	150	-	-	(150)	-	-	-	-
Common stock issued for conversion of debt	226,514	227	-	-	1,585,367	-	-	-	1,585,594
Net income	-	-	-	- -	-	-	-	6,209	6,209
Balance at March 31, 2018	2,366,465	$2,366	-	-	$48,554,329	(41)	$(120)	$(46,862,234)	$$1,694,341

Successor	Common Stock Shares	$0.001 Par Value Amount	Preferred Stock Series F Shares	$10.00 Par Value Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2018	-	$-	1,136,815	$11,368,150	$(10,919,639)	-		$$138,286	$586,797
Reverse recapitalization	2,366,465	2,366	-	-	(1,159,929)	-		-	(1,157,563)
Net loss								(162,572)	(162,572)
Balance at March 31, 2019	2,366,465	$2,366	1,136,815	$11,368,150	$(12,079,568)	-	$	$(24,286)	$(733,338)

The accompanying notes are an integral part of these consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three-months Ended March 31, 2019 and 2018
(Unaudited)

	Successor	Predecessor
	Three-months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(162,572)	$6,209
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,340	20,248
Interest expense on convertible debt	3,255	60,608
Loss on disposal of asset	7,500	-
Bad debt expense	-	9,558
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(147,790)	(239,598)
(Increase) decrease in inventory	119,354	97,683
(Increase) decrease in prepaid and other assets	(506,118)	(43,819)
Increase (decrease) in accrued royalties and expenses	53,449	(150,672)
Increase (decrease) in accounts payable	14,279	27,741
Increase (decrease) in accounts payable related parties	38,670	(54,115)
Increase (decrease) in accrued liabilities	139,490	65,711
Net cash flows used in operating activities	(436,143)	(200,446)

Cash flows from investing activities:
Purchase of property and equipment	(6,794)	(1,297)
Cash received in reverse acquisition	508,973	-
Net cash flows from (used in) investing activities	502,179	(1,297)

Cash flows from financing activities:
Draw on line of credit	500,000	-
Net cash flows from financing activities	500,000	-

Net increase (decrease) in cash	566,036	(201,743)
Cash and cash equivalents, beginning of period	176,421	463,189
Cash and cash equivalents, end of period	$742,457	$261,446

Cash paid during the period for:
Interest	$2,170	$-
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for dividends on Series C Preferred Stock	-	15,007
Common stock issued for conversion of Series C Preferred Stock	-	85,561
Common stock issued for conversion of Related Party debt and interest	-	1,585,594
Common stock issued in reverse capitalization; less cash received of $508,973	1,666,537	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Wound Management Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Background and Basis of Presentation

The terms “WMTI,” “WNDM,” “we,” “the Company,” and “us” as used in this report refer to Wound Management Technologies, Inc. and its wholly owned subsidiaries. The accompanying unaudited consolidated balance sheet as of March 31, 2019, and unaudited consolidated statements of operations for the three-months ended March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of WMTI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2018, and December 31, 2017, included in the Company’s Annual Report on Form 10-K.

On August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX® Surgical Activated Collagen® Peptides and CellerateRX® Hydrolyzed Collagen wound fillers (CellerateRX), through a 50% ownership interest in a newly formed limited liability company, Cellerate, LLC which began operations on September 1, 2018. The remaining 50% ownership interest was held by an affiliate of The Catalyst Group (CGI), which acquired an exclusive license to distribute CellerateRX products. Cellerate, LLC conducts operations with an exclusive sublicense from the CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. CGI had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC was reported using the equity method of accounting beginning September 1, 2018. The Company’s 50% share of Cellerate, LLC’s net income or loss was presented as a single line item on WMTI’s Statement of Operations for the period September 1, 2018 through December 31, 2018.

On March 15, 2019, the Company acquired CGI’s 50% interest in Cellerate, LLC (the Cellerate Acquisition) in exchange for 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 2 shares of common stock, adjusted for the 1 for 100 reverse stock split of the Company’s common stock which became effective on May 10, 2019 (see Note 7 – Subsequent Events). Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Preferred Stock, the fair value of the preferred shares issued to CGI was approximately $12.5 million. Following the closing of this transaction, Mr. Ronald T. Nixon, Founder and Managing Partner of CGI, was elected to the Company’s Board of Directors effective March 15, 2019.

The Cellerate Acquisition was accounted for as a reverse merger and recapitalization because, immediately following the completion of the transaction, CGI could obtain effective control of the Company upon exercise of its convertible preferred stock and promissory note both of which could occur at CGI’s option. Additionally, Cellerate, LLC’s officers and senior executive positions will continue on as management of the combined entity after consummation of the Cellerate Acquisition. For accounting purposes, Cellerate, LLC will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of WMTI. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the reverse merger, Cellerate, LLC’s assets, liabilities and results of operations are the historical financial statements of the registrant, and Cellerate LLC’s assets, liabilities and results of operations have been consolidated with WMTI effective as of the date of the closing of the Cellerate Acquisition. The Company’s financial statement presentation identifies Cellerate, LLC as “Successor” for the three-month period ending March 31, 2019, and on the balance sheet date of December 31, 2018. Upon its formation on September 1, 2018, Cellerate LLC succeeded to the business of WMTI and its own operations before the succession appeared insignificant. As a result, WMTI is identified as “Predecessor” for the periods preceding September 1, 2018.

Principles of Consolidation

The financial statements have been presented on a comparative basis. The unaudited consolidated balance sheet at December 31, 2018 is identified as “Successor” and includes the accounts of Cellerate, LLC only. The unaudited consolidated balance sheet at March 31, 2019 is also identified as “Successor” and includes the accounts of Cellerate, LLC, WMTI, and WMTI’s other wholly owned subsidiaries WCI, LLC, Resorbable Orthopedic Products, LLC, and Innovate OR, Inc. (“IOR”).

The unaudited consolidated statement of operations for the period ending March 31, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full period, and the accounts of WMTI and its other wholly owned subsidiaries for the period March 16, 2019 through March 31, 2019. The statement of operations for the period ending March 31, 2018 is identified as “Predecessor” and includes the accounts of WMTI and its wholly owned subsidiaries (excluding Cellerate, LLC) as reported on WMTI’s Form 10-Q for the 3-month period ended March 31, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The unaudited consolidated statement of changes in shareholders’ equity includes two sections. The first section is identified as “Predecessor” and includes the WMTI equity information as previously reported by WMTI on its 2017 10-K annual report and its March 31, 2018 10-Q quarterly report. The second section is identified as “Successor” which includes a presentation of equity to reflect the recapitalization of WMTI as if it had occurred as of December 31, 2018. The presentation includes the issuance of the Series F Preferred Stock, the changes in paid-in capital, and the restatement of the accumulated deficit as if the recapitalization had occurred as of December 31, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The unaudited consolidated statement of cash flows for the period ending March 31, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full period and the accounts of WMTI (and its other wholly owned subsidiaries) for the period March 16, 2019 through March 31, 2019. The consolidated statement of cash flows for the period ending March 31, 2018 is identified as “Predecessor” and includes the accounts of WMTI and its wholly owned subsidiaries (excluding Cellerate, LLC) as reported on WMTI’s Form 10-Q for the 3-month period ended March 31, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

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

-
Recognition of revenue when, or as, the Company satisfies a performance obligation

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify specific terms of products to be delivered, create the enforceable rights and obligations of both parties, and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2018 or 2019.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three-months ended March 31, 2019 and 2018. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Three months Ended
	March 31,
	2019 (Successor)	2018 (Predecessor)
Product sales revenue	$2,478,521	$1,911,537
Royalty revenue	8,375	50,250
Total Revenue	$2,486,896	$1,961,787

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging supplies. The Company recorded inventory obsolescence expense of $38,837 for the three-months ended March 31, 2019, compared to $99 recorded by the Predecessor for the three-months ended March 31, 2018. The allowance for obsolete and slow-moving inventory had a balance of $36,062 at March 31, 2019, and $484 at December 31, 2018.

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

Income Per Share

The Company computes income per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded from the current and prior year calculations as their inclusion would have been anti-dilutive during the three-months ended March 31, 2019 and March 31, 2018.

Derivative Liabilities

The Company infrequently enters into derivative financial instruments to manage its funding of current operations. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in profit or loss immediately. There were no derivative liabilities as of March 31, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019 using the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the operating balance of retained earnings in the period of adoption without restating comparative periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy; an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Condensed Consolidated Statements of Operations. See Note 4 below for more information regarding leases.

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

Note 2 – Notes Payable

Convertible Notes Payable - Related Parties

On June 15, 2015, the Company entered into term loan agreements with The James W. Stuckert Revocable Trust (“SRT) and The S. Oden Howell Revocable Trust (“HRT”), pursuant to which SRT made a loan to the Company in the amount of $600,000 and HRT made a loan to the Company in the amount of $600,000 under Senior Secured Convertible Promissory Notes (the “Notes”). Both SRT and HRT are controlled by affiliates of the Company. The Notes each carried an interest rate of 10% per annum, and (subject to various default provisions) all unpaid principal and accrued but unpaid interest under the Notes were due and payable on June 15, 2018. On February 19, 2018, both Notes totaling $1,200,000 plus $385,594 of accrued interest were converted to 226,514 common shares of the Company's Common Stock. The accrued interest included $60,608 of interest expense recognized during the first quarter of 2018.

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

Note 3 – Commitments and Contingencies

Royalty agreements.

Effective January 3, 2008, WCI entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which WCI obtained the exclusive world-wide license to make products incorporating intellectual property covered by a patent related to CellerateRX products. Although the term of these licenses expired on February 27, 2018, the agreements permitted WCI to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied, an exclusive sublicense was acquired by a CGI affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018 that continued operations to market CellerateRX through Cellerate, LLC, a newly formed entity in which the Company and CGI each had a 50% ownership interest. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six-months' notice. Cellerate, LLC pays specified royalties to CGI based on Cellerate, LLC’s annual net sales of CellerateRX. Cellerate, LLC shall pay to CGI three percent (3%) of all collected net sales each year up to $12,000,000, four percent (4%) of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and five percent (5%) of all collected net sales each year that exceed $20,000,000. Minimum royalties due under the terms of the sublicense are $400,000 per year for first five (5) years of the sublicense agreement.

On September 29, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, RSIACQ, LLC, a wholly-owned subsidiary of the Company (RSI), Resorbable Orthopedic Products, LLC (“Resorbable”) and Resorbable’s members, pursuant to which, RSI acquired substantially all of Resorbable’s assets, in exchange for (i) 5,000 shares of the Company’s Common Stock, and (ii) a royalty equal to eight percent (8%) of the net revenues generated from products sold by the Company or any of its affiliates, which products are developed from or otherwise utilize any of the patented technology acquired from Resorbable.

Office leases

In March of 2017, and as amended in March 2018, the Company executed a new office lease for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease is effective April 1, 2018 and ends on June 30, 2021. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-39, $8,914. Rent expense is recognized on a straight-line basis over the term of the lease.

Payables to Related Parties

In addition to the convertible promissory note to CGI discussed in Note 2, the Company had outstanding payables to related parties totaling $126,937 at March 31, 2019, and $36,203 at December 31, 2018.

Note 4 – Leases

The Company enters into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019.

Right of use assets, which we refer to as “ROU assets,” represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the transition date based on the present value of lease payments over the respective lease term, with the office space ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight-line basis over the lease term.

The Company has two operating leases: an office space lease with a remaining lease term of 27 months and a copier lease with a remaining lease term of 28 months as of March 31, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which practical expediency has been elected to not recognize lease assets and lease liabilities.

As the implicit rate in the leases is not determinable, the discount rate applied to determine the present value of lease payments is the borrowing rate on our line of credit. The office space lease agreement contains no renewal terms so no lease liability is recorded beyond the termination date. The copier lease can be automatically renewed but no lease liability is recorded beyond initial termination date as exercising this option is not reasonably certain.

As a result of the adoption of ASC 842, the Company has recorded lease assets of $216,077 and a related lease liability of $227,837 as of March 31, 2019. Cash paid for amounts included in measurement of operating lease liabilities as of March 31, 2019 was $208. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

March 31, 2019
2019	$80,176
2020	108,591
2021	54,940
2022	-
Total lease payments	243,707
Less imputed interest	(15,870)
Present value of lease liabilities	$227,837

As of March 31, 2019, our operating leases had a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 6.25%.

Note 5 - Stockholders’ Equity

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

In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends. As of March 31, 2019, there were no shares of Series C Preferred Stock outstanding and all accrued dividends were converted to Common Stock in the first quarter of 2018.

Series C Preferred dividends were $0 and $28,061 ended March 31, 2019 and March 31, 2018, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to apply the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

The Company evaluated the Series C preferred stock under FASB ASC 815 and determined that they do not qualify as derivative liabilities. The Company then evaluated the Series C preferred stock for beneficial conversion features under FASB ASC 470-30 and determined that none existed.

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 2 shares of common stock. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. The Series F Convertible Preferred Stock is senior to the Company’s common stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock are entitled to a liquidation preference of $5 per share. As of March 31, 2019, there were 1,136,815 shares of the Series F Preferred stock issued and outstanding.

Common Stock

On March 6, 2018, the Company issued 226,514 shares of Common Stock for the conversion of $1,200,000 in Related Party convertible debt and $385,594 in accrued interest. In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends.

Warrants

At December 31, 2018 and March 31, 2019 there were no warrants outstanding.

Stock Options

A summary of the status of the stock options granted for the three-month period ended March 31, 2019, and changes during the period then ended is presented below:
	For the Three-months Ended March 31, 2019
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	15,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	2,000	$6.00
Expired	-	-
Outstanding at end of period	13,500	$6.00

As of March 31, 2019			As of March 31, 2019
Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$6.00	13,500	3.58	$6.00	3,833	$6.00

On December 31, 2017, the Company granted a total of 11,500 options to five employees. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $61,322. As of the date of this filing no expense has been recognized. On April 13, 2018, the Company granted a total of 2,000 options to one employee and one contractor. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $8,943 which will be expensed over the three-year vesting period. On August 31, 2018 the Company granted a total of 2,000 options to one employee. The shares vest in equal annual amounts over three years and the aggregate fair value of the awards was determined to be $16,405 which will be expensed over the three-year vesting period.

During the three-month period ending March 31, 2019, option expense of $1,056 was recognized.

Note 6 – Debt and Credit Facilities

In December 2018, Cellerate, LLC executed agreements with Cadence Bank, N.A. which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $1,000,000. The line of credit is intended to support short-term working capital requirements of Cellerate, LLC. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate under this loan is the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal (the “Index”). The index currently is 5.500% per annum. Interest on the unpaid principal balance of this line is calculated using a rate of 0.750 percentage points over the Index, resulting in an initial rate of 6.250% per annum. The Company made its first draw on the line of credit in the amount of $500,000 on March 11, 2019. The total outstanding line of credit balance was $500,000 at March 31, 2019. Accrued interest was $2,170 at March 31, 2019.

Note 7 – Subsequent Events

On May 9, 2019 the Company announced that the previously announced 1-for-100 reverse stock split of the Company's issued and outstanding shares of common stock would become effective at the commencement of trading on May 10, 2019. Concurrent with the reverse stock split, the Company changed its corporate name from Wound Management Technologies, Inc. to Sanara MedTech Inc.

The reverse stock split was previously approved by a majority of shareholders of the Company’s outstanding stock on March 21, 2019. On May 10, 2019, the Company’s common stock began trading on the OTCQB market under the symbol “WNDMD” and will trade under that symbol until June 6, 2019, at which time the Company will change our trading symbol to more closely reflect our new corporate name. The post-split common stock will be traded under a new CUSIP number 79957L100. In connection with the reverse stock split, the Company also made a corresponding adjustment to the Company’s authorized capital stock to reduce the authorized common stock to 20,000,000 shares and the authorized preferred stock to 2,000,000 shares, effective May 10, 2019.

The reverse stock split does not change a shareholder’s ownership percentage of the Company's common stock, except for the small effect where the reverse stock split would result in a shareholder owning a fractional share. No fractional shares will be issued as a result of the reverse split. Shareholders who would otherwise be entitled to receive a fractional share will instead receive a cash payment based on the market price of a share of the common stock on May 13, 2019.

The conversion and voting provisions of the Company’s Series F Convertible Preferred Stock are being proportionally adjusted by a factor of 100 to reflect the reverse stock split. All of the Company's outstanding stock options are also proportionally adjusted to reflect the reverse split, in accordance with the terms of the plans, agreements or arrangements governing such securities. All share and per share amounts herein have been retroactively adjusted to reflect the split.

On May 7, 2019, the Company formed Sanara Pulsar, LLC (Sanara Pulsar), a Texas limited liability company. On May 9, 2019, (the Execution Date) the Company, through its wholly owned subsidiary Cellerate, LLC, and Wound Care Solutions, Limited, a company registered in the United Kingdom (WCS), the two members of Sanara Pulsar, executed a Company Agreement, (the Company Agreement). The Company Agreement includes the Sanara Pulsar ownership structure, operating framework, and members’ rights, responsibilities, and voting power.

Simultaneously with the execution of the Company Agreement, Sanara Pulsar and WCS entered into a supply agreement whereby Sanara Pulsar would become the exclusive distributor in the United States of certain wound care products (the WCS Products) that utilize intellectual property developed and owned by WCS.

Per the terms of the Company Agreement, Cellerate, LLC owns sixty-percent (60%) of the initial membership interests in Sanara Pulsar, while WCS owns forty-percent (40%). Net profits and losses will be shared by the initial members in proportion to their respective membership interests. The agreement includes customary terms and conditions regarding profit distributions and the sale or transfer of membership interests. The Company will consolidate the operations and financial position of Sanara Pulsar with Sanara MedTech Inc. The Company expects to see first sales begin at Sanara Pulsar in the third quarter of 2019.

The Company Agreement includes a provision whereby Cellerate, LLC will advance to WCS $100,000 sixty days (60) from the Execution Date and an additional $100,000 120 (120) days from the Execution Date. These advances will be deducted from future distributions, other than tax distributions, to WCS. In the event the Form K-l prepared by the Company for the year 2020 does not allocate to WCS net income in an amount of $200,000 (the "Target Net Income") or more, then Cellerate shall, within thirty (30) days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on the Form K-1 for the year 2020. For the years 2021 through 2024 the Target Net Income will increase by 10% each year and in the event the Form K-1 prepared by the Company for any of those years does not allocate to WCS net income in an amount of the Target Net Income or more for such year, then Cellerate shall, within thirty (30) days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on the Form K-1 for the respective year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is as of March 31, 2019.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2018.

Business Overview

The Company’s primary focus is developing and marketing products for the advanced wound care and surgical tissue repair markets. In particular, CellerateRX’s unique Activated Collagen® fragments (CRa®) are a fraction of the size of the native collagen molecules and particles found in other products, which results in a more immediate delivery of the benefits of collagen to the body.

The Company’s exclusive license to sell and distribute CellerateRX products in the human health care market (excluding dental and retail) expired on February 27, 2018. The license agreements permitted the Company to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied Nutritionals, LLC, a CGI affiliate acquired an exclusive license to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and CGI entered into definitive agreements on August 27, 2018, that continued operations to market CellerateRX through Cellerate, LLC, a newly formed entity in which the Company and CGI each had a 50% ownership interest.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. CGI had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC was reported using the equity method of accounting. Beginning September 1, 2018, the Company’s 50% share of Cellerate, LLC’s net income or loss was presented as a single line item on WMTI’s Statement of Operations.

On March 15, 2019, the Company executed and closed an agreement with CGI to acquire the remaining 50% equity interest in Cellerate, LLC not then owned by the Company. After closing the acquisition, the Company owned 100% of Cellerate, LLC, and as a wholly owned subsidiary will report its financial results on a consolidated basis beginning March 15, 2019. The Company acquired the remaining 50% equity interest in Cellerate, LLC in exchange for the issuance to an affiliate of CGI of 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock (the “Series F Preferred Stock”).

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

Results of Operations

As discussed in the Summary of Significant Accounting Policies, the unaudited consolidated statement of operations for the period ending March 31, 2019 is identified as “Successor” and reflects the statement of operations of the deemed acquirer or successor in the Cellerate Acquisition which includes the accounts of Cellerate, LLC for the full period, and the accounts of WMTI and its other wholly owned subsidiaries for the period March 16, 2019 through March 31, 2019. The statement of operations for the period ending March 31, 2018 is identified as “Predecessor” and reflects the statement of operations of the predecessor entity to Cellerate which includes the accounts of WMTI and its wholly owned subsidiaries (excluding Cellerate, LLC) as reported on WMTI’s Form 10-Q for the 3-month period ended March 31, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The following discussion regarding results of operation compares the three months ended March 31, 2019 as reported for “Successor”, compared with the three months ended March 31, 2018 as previously reported for “Predecessor” in WMTI’s Form 10-Q for the 3-month period ended March 31, 2018. The Successor financials for the three months ended March 31, 2019 do not include revenues and expenses related to the Predecessor (WMTI) for the period January 1, 2019 through March 15, 2019. During this period, WMTI’s revenues were approximately $35,400 and expenses were approximately $378,400.

Revenues.  The Company generated revenues of $2,486,896 for the three-months ended March 31, 2019, compared to revenues of $1,961,787 for the three-months ended March 31, 2018, representing a 27% increase in revenues. The higher revenues were the result of the Company’s continued success implementing strategic initiatives to grow our sales force, expand our surgical product sales to new customers, and a renewed focus on long-term care. Revenues included $50,250 in royalty income for each of the three-months ended March 31, 2019 and 2018 from the development and license agreement the Resorbable Orthopedic Products, LLC subsidiary (ROP) executed with BioStructures, LLC in 2011.

Cost of goods sold. Cost of goods sold for the three-months ended March 31, 2019, was $289,340, compared to costs of goods sold of $210,912 for the three-months ended March 31, 2018. The increase over prior year was consistent with the higher sales volume.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three-months ended March 31, 2019, were $2,350,363, as compared to SG&A expenses of $1,654,361 for the three-months ended March 31, 2018. SG&A expenses increased primarily due to higher sales commission expense related to higher revenue, increased payroll costs resulting from our sales force expansion, and higher costs associated with several sales growth initiatives.

Operating income / loss. The operating loss for the three-months ended March 31, 2019 was $157,147, compared to operating income of $66,708 during the first quarter of 2018. The operating loss in 2019 was due to higher initial costs to accelerate sales growth as discussed above.

Interest expense. Interest expense was $5,425 for the three-months ended March 31, 2019, as compared to $60,608 for the three-months ended March 31, 2018. The lower interest expense in 2019 was due to the conversion of interest-bearing notes to common stock in the first quarter of 2018.

Net income / loss. We had a net loss of $162,572 for the three-months ended March 31, 2019, compared to net income of $6,209 for the three-months ended March 31, 2018. The net loss was due to higher initial costs to implement our sales growth program.

Liquidity and Capital Resources

Our principal sources of liquidity have been our cash and cash equivalents, and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities.  No financing activities occurred in 2018.

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

For the three-months ended March 31, 2019, net cash used in operating activities was $436,143 as reported for Successor compared to $200,446 used in operating activities during the first three-months of 2018 as reported for Predecessor.

In the three-months ended March 31, 2019, net cash provided by investing activities was $502,179 as reported for Successor, compared to $1,297 used in investing activities during the first three-months of 2018 as reported for Predecessor.

In the three-months ended March 31, 2019, net cash provided by financing activities was $500,000 as reported for Successor, compared to $0 for the three-months ended March 31, 2018 as reported for Predecessor.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on this assessment, management has concluded that as of March 31, 2019, internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Management is currently evaluating the steps that would be necessary to eliminate this material weakness.

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

Part II — Other Information

Item 1.  Legal Proceedings

As of March 31, 2019, and as of this filing date, the Company has no outstanding legal proceedings.

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

Wound Management Technologies, Inc.

May 20, 2019	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer