Form 10-Q
period 2019-06-30
Sanara MedTech Inc.
filed 2019-08-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019
or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.    0-11808

SANARA MEDTECH INC.
(Exact name of registrant as specified in its charter)

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Summit Ave, Suite 414,Fort Worth, Texas 76102
(Address of principal executive offices)

(817) 529-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of August 14, 2019, the Company had 2,366,181 shares of Common Stock, $.001 par value per share outstanding.

SANARA MEDTECH INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2019

Part I – Financial Information
Item 1. Financial Statements
Sanara MedTech Inc. and Subsidiaries
Consolidated Balance Sheets

	Successor	Successor
	June 30,	December 31,
Assets	2019 (unaudited)	2018
Current assets
Cash	$419,163	$176,421
Accounts receivable, net of allowance for bad debt of $40,865 and $0	1,330,139	1,022,500
Royalty receivable	50,250	-
Inventory, net of allowance for obsolescence of $81,196 and $484	394,585	465,315
Prepaid other - related party	144,587	-
Prepaid and other assets	855,691	26,445
Total current assets	3,194,415	1,690,681

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $74,403 and $511	72,422	18,777
Right of use assets – operating leases	193,634	-
Intangible assets, net of accumulated amortization of $532,535 and $0	19,754	-
Total long-term assets	285,810	18,777

Total assets	$3,480,225	$1,709,458

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$185,241	$156,727
Accounts payable – related party	143,510	36,203
Accrued royalties and expenses	412,435	228,606
Accrued bonus and commissions	1,057,050	701,125
Operating lease liability - current	98,071	-
Line of credit	1,000,000	-
Total current liabilities	2,896,307	1,122,661

Long-term liabilities
Operating lease liability – long term	106,580	-
Convertible notes payable – related party	1,500,000	-
Accrued interest – related party	64,208	-
Total long-term liabilities	1,670,788	-

Total liabilities	4,567,095	1,122,661

Shareholders' equity (deficit)
Series F Convertible Preferred Stock: $10 par value, 1,200,000 shares authorized; 1,136,815 issued and outstanding as of June 30, 2019 and 1,136,815 issued and outstanding as of December 31, 2018	11,368,150	11,368,150
Common Stock: $0.001 par value, 20,000,000 shares authorized; 2,366,181 issued and outstanding as of June 30, 2019 and none issued and outstanding as of December 31, 2018	2,366	-
Additional paid-in capital	(12,080,629)	(10,919,639)
Retained earnings (accumulated deficit)	(375,703)	138,286
Total Sanara MedTech shareholders' equity (deficit)	(1,085,816)	586,797
Equity attributable to noncontrolling interest	(1,054)	-
Total shareholders' equity (deficit)	(1,086,870)	586,797

Total liabilities and shareholders' equity	$3,480,225	$1,709,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$3,017,489	$2,262,090	$5,504,385	$4,223,877

Cost of goods sold	334,829	157,982	624,169	368,894

Gross profit	2,682,660	2,104,108	4,880,216	3,854,983

Operating expenses
Selling, general and administrative expenses	2,983,248	2,048,300	5,333,611	3,702,661
Depreciation and amortization	22,542	21,828	26,882	42,076
Bad debt expense	-	3,000	-	12,558
Total operating expenses	3,005,790	2,073,128	5,360,493	3,757,295

Operating income (loss)	(323,130)	30,980	(480,277)	97,688

Other income / (expense)
Other income (expense)	145	193	145	302
Interest expense	(29,486)	-	(34,911)	(60,608)
Total other income / (expense)	(29,341)	193	(34,766)	(60,306)

Net income (loss)	(352,471)	31,173	(515,043)	37,382

Less: Net income (loss) attributable to noncontrolling interest	(1,054)	-	(1,054)	-

Net income (loss) attributable to Sanara MedTech Inc.	(351,417)	31,173	(513,989)	37,382

Series C Preferred Stock dividends	-	-	-	(28,061)
Series C Preferred Stock inducement dividends	-	-	-	(103,197)

Net income (loss) attributable to Sanara MedTech common shareholders	$(351,417)	$31,173	$(513,989)	$(93,876)

Basic income per share of Common stock	$(0.15)	$0.01	$(0.37)	$(0.05)

Diluted income per share of Common Stock	$(0.15)	$0.01	$(0.37)	$(0.05)

Weighted average number of common shares outstanding basic	2,366,288	2,366,429	1,398,867	1,973,613

Weighted average number of common shares outstanding diluted	2,366,288	2,366,429	1,398,867	1,973,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(unaudited)

Predecessor	Preferred Stock Series C		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2017	85,561	$855,610	1,134,279	$1,134	$46,114,357	(41)	$(120)	$(46,868,443)	$-	$102,538
Conversion of Series C Preferred Shares	(85,561)	(855,610)	855,605	855	854,755	-	-	-	-	-
Series C Dividend	-	-	150,067	150	(150)	-	-	-	-	-
Common Stock issued for conversion of debt	-	-	226,514	227	1,585,367	-	-	-	-	1,585,594
Net income (loss)	-	-	-	-	-	-	-	6,209	-	6,209
Balance at March 31, 2018	-	$-	2,366,465	$2,366	$48,554,329	(41)	$(120)	$(46,862,234)	$-	$1,694,341
Recognition of stock option expense	-	-	-	-	10,967	-	-	-	-	10,967
Net income (loss)	-	-	-	-	-	-	-	31,173	-	31,173
Balance at June 30, 2018	-	$-	2,366,465	$2,366	$48,565,296	(41)	$(120)	$(46,831,061)	$-	$1,736,481

Successor	Preferred Stock Series F		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$138,286	$-	$586,797
Reverse recapitalization	-	-	2,366,465	2,366	(1,159,929)	(41)	-	-	-	(1,157,563)
Net income (loss)	-	-	-	-		-	-	(162,572)	-	(162,572)
Balance at March 31, 2019	1,136,815	$11,368,150	2,366,465	$2,366	$(12,079,568)	(41)	$-	$(24,286)	$-	$(733,338)
Treasury stock retirement	-	-	(41)	-	-	41	-	-	-	-
Repurchase and cancellation of fractional shares	-	-	(243)	-	(1,061)	-	-	-	-	(1,061)
Net income (loss)	-	-	-	-		-	-	(351,417)	(1,054)	(352,471)
Balance at June 30, 2019	1,136,815	$11,368,150	2,366,181	$2,366	$(12,080,629)	-	$-	$(375,703)	$(1,054)	$(1,086,870)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Successor	Predecessor
	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(515,043)	$37,382
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	26,882	42,076
Interest expense on convertible debt	22,585	60,608
Loss on disposal of asset	13,581	-
Bad debt expense	-	12,558
Recognition of vesting stock option expense	-	10,967
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(259,342)	(312,645)
(Increase) decrease in inventory	70,729	216,846
(Increase) decrease in prepaid - related parties	(144,587)	-
(Increase) decrease in prepaid and other assets	(758,132)	(38,086)
Increase (decrease) in accounts payable	(217,299)	3,081
Increase (decrease) in accounts payable related parties	55,243	(60,000)
Increase (decrease) in accrued royalties and expenses	166,379	(180,220)
Increase (decrease) in accrued liabilities	299,440	209,522
Net cash flows provided by (used in) operating activities	(1,239,564)	2,089

Cash flows from investing activities:
Purchase of property and equipment	(25,606)	(5,749)
Cash received in reverse acquisition	508,973	-
Repurchase and cancellation of fractional shares	(1,061)	-
Net cash flows from (used in) investing activities	482,306	(5,749)

Cash flows from financing activities:
Draw on line of credit	1,000,000	-
Net cash flows from financing activities	1,000,000	-

Net increase (decrease) in cash	242,742	(3,660)
Cash and cash equivalents, beginning of period	176,421	463,189
Cash and cash equivalents, end of period	$419,163	$459,529

Cash paid during the period for:
Interest	$7,465	$-
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for dividends on Series C Preferred Stock	-	15,007
Common stock issued for conversion of Series C Preferred Stock	-	85,561
Common stock issued for conversion of Related Party debt and interest	-	1,585,594
Common stock issued in reverse capitalization; less cash received of $508,973	1,666,537	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Background and Basis of Presentation

On May 9, 2019, the Company changed its corporate name from Wound Management Technologies, Inc. to Sanara MedTech Inc. The terms “SMTI,” “Sanara,” “we,” “the Company,” and “us” as used in this report refer to Sanara MedTech Inc. and its subsidiaries. The accompanying unaudited consolidated balance sheet as of June 30, 2019, and unaudited consolidated statements of operations for the six-months ended June 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2018, and December 31, 2017, included in the Company’s Annual Report on Form 10-K.

On August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX® Surgical Activated Collagen® Peptides and CellerateRX® Hydrolyzed Collagen wound fillers (CellerateRX), through a 50% ownership interest in a newly formed Texas limited liability company, Cellerate, LLC which began operations on September 1, 2018. The remaining 50% ownership interest was held by an affiliate of The Catalyst Group, Inc. (Catalyst), which acquired an exclusive world-wide license to distribute CellerateRX products. Cellerate, LLC conducts operations with an exclusive sublicense from the Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. Catalyst had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC was reported using the equity method of accounting beginning September 1, 2018. The Company’s 50% share of Cellerate, LLC’s net income or loss was presented as a single line item on SMTI’s Statement of Operations for the period September 1, 2018 through December 31, 2018.

On March 15, 2019, the Company acquired Catalyst’s 50% interest in Cellerate, LLC (the Cellerate Acquisition) in exchange for 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 2 shares of common stock, adjusted for the 1 for 100 reverse stock split of the Company’s common stock which became effective on May 10, 2019. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Preferred Stock, the fair value of the preferred shares issued to Catalyst was approximately $12.5 million. Following the closing of this transaction, Mr. Ronald T. Nixon, Founder and Managing Partner of Catalyst, was elected to the Company’s Board of Directors effective March 15, 2019.

The Cellerate Acquisition was accounted for as a reverse merger and recapitalization because, immediately following the completion of the transaction, Catalyst could obtain effective control of the Company upon exercise of its convertible preferred stock and promissory note, both of which could occur at Catalyst’s option. Additionally, Cellerate, LLC’s officers and senior executive positions continued on as management of the combined entity after consummation of the Cellerate Acquisition. For accounting purposes, Cellerate, LLC was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of SMTI. As part of the reverse merger and recapitalization, the net liabilities existing in the Company as of the date of the merger totaling approximately $1,666,537 were converted to equity as part of this transaction. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the reverse merger, Cellerate, LLC’s assets, liabilities and results of operations are the historical financial statements of the registrant, and Cellerate, LLC’s assets, liabilities and results of operations have been consolidated with SMTI effective as of the date of the closing of the Cellerate Acquisition. The Company’s financial statement presentation identifies Cellerate, LLC as “Successor” for the six-month period ending June 30, 2019, and on the balance sheet date of December 31, 2018. Upon its formation on August 28, 2018, Cellerate LLC succeeded to the business and operations of SMTI. As a result, SMTI is identified as “Predecessor” for the periods preceding August 28, 2018.

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

Per the terms of the Company Agreement, Cellerate, LLC owns sixty-percent (60%) of the membership interests in Sanara Pulsar, while WCS owns forty-percent (40%). Net profits and losses will be shared by the members in proportion to their respective membership interests. The agreement includes customary terms and conditions regarding profit distributions and the sale or transfer of membership interests. The Company will consolidate the operations and financial position of Sanara Pulsar with Sanara MedTech Inc.

Principles of Consolidation

The financial statements have been presented on a comparative basis. The consolidated balance sheet at December 31, 2018 is identified as “Successor” and includes the accounts of Cellerate, LLC only. The unaudited consolidated balance sheet at June 30, 2019 is also identified as “Successor” and includes the accounts of Cellerate, LLC, SMTI, and Sanara Pulsar, LLC.

The unaudited consolidated statement of operations for the period ending June 30, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full period, the accounts of SMTI for the period March 16, 2019 through June 30, 2019, and the accounts of Sanara Pulsar, LLC for the period May 9, 2019 through June 30, 2019. The statement of operations for the period ending June 30, 2018 is identified as “Predecessor” and includes the accounts of SMTI and its wholly owned subsidiaries (excluding Cellerate, LLC) as reported on SMTI’s Form 10-Q for the six-month period ended June 30, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The unaudited consolidated statement of changes in shareholders’ equity includes two sections. The first section is identified as “Predecessor” and includes the SMTI equity information as previously reported by SMTI on its 2017 Form 10-K annual report and its June 30, 2018 Form 10-Q quarterly report. The second section is identified as “Successor” which includes a presentation of equity to reflect the recapitalization of SMTI as if it had occurred as of December 31, 2018. The presentation includes the issuance of the Series F Preferred Stock, the changes in paid-in capital, and the restatement of the accumulated deficit as if the recapitalization had occurred as of December 31, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods

The unaudited consolidated statement of cash flows for the period ending June 30, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full period, the accounts of SMTI for the period March 16, 2019 through June 30, 2019, and the accounts of Sanara Pulsar, LLC for the period May 9, 2019 through June 30, 2019. The consolidated statement of cash flows for the period ending June 30, 2018 is identified as “Predecessor” and includes the accounts of SMTI and its wholly owned subsidiaries (excluding Cellerate, LLC) as reported on SMTI’s Form 10-Q for the six-month period ended June 30, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

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

Recognition of revenue as performance obligations are satisfied

Product revenues are recognized when the products are delivered, and title passes to the customer.

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the six months ended June 30, 2019 and 2018. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Successor	Predecessor
	Six Months Ended
	June 30,
	2019	2018
Product sales revenue	$5,445,760	$4,123,377
Royalty revenue	58,625	100,500
Total Revenue	$5,504,385	$4,223,877

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $85,838 for the six months ended June 30, 2019, compared to $0 recorded by the Predecessor for the six months ended June 30, 2018. The allowance for obsolete and slow-moving inventory had a balance of $81,196 at June 30, 2019, and $484 at December 31, 2018.

Fair Value Measurements

As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC Topic 820 are as follows:

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

Our intangible assets have been valued using the fair value accounting treatment. A description of the methodology used, including the valuation category, is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Income Per Share

The Company computes income per share in accordance with ASC Topic 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded from the current and prior year calculations as their inclusion would have been anti-dilutive during the three months and six months ended June 30, 2019 and June 30, 2018.

Derivative Liabilities

The Company infrequently enters into derivative financial instruments to manage its funding of current operations. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in profit or loss immediately. There were no derivative liabilities as of June 30, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842). The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard became effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019, using the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating comparative periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permits the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy; an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Condensed Consolidated Statements of Operations. See Note 4 below for more information regarding leases.

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

As part of the aforementioned transaction with Catalyst to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly but may be deferred at the Company’s election to the maturity of the promissory note. Outstanding principal and interest are convertible at Catalyst’s option into shares of SMTI common stock at a conversion price of $9 per share. The Company has evaluated this conversion option for a derivative and for a beneficial conversion feature and determined none existed.

Note 3 – Commitments and Contingencies

Royalty agreements

Effective January 3, 2008, a subsidiary of the Company entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which the Company obtained the exclusive world-wide license to market products incorporating intellectual property covered by a patent related to CellerateRX products. Although the term of these licenses expired on February 27, 2018, the agreements permitted the Company to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied, a new exclusive license was acquired by a Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and Catalyst entered into definitive agreements on August 27, 2018 that continued operations to market CellerateRX under a new sublicense granted by the Catalyst affiliate to Cellerate, LLC, a newly formed entity in which the Company and Catalyst each had a 50% ownership interest. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six months' notice. Cellerate, LLC pays royalties to Catalyst based on Cellerate, LLC’s annual net sales of CellerateRX consisting of 3% of all collected net sales each year up to $12,000,000, 4% of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected net sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

Office leases

In March 2017, and as amended in March 2018, the Company executed a new office lease effective April 1, 2019 for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The lease expires on June 30, 2021. Monthly base rental payments are as follows: months 1-2, $8,390; months 3-14, $8,565; months 15-26, $8,740; and months 27-39, $8,914. Rent expense is recognized on a straight-line basis over the term of the lease. On July 1, 2019, the Company amended its office lease agreement effective upon completion by landlord of certain leasehold improvements which were expected to be completed in late August 2019. See Note 7 – Subsequent Events for more information.

Payables to Related Parties

In addition to the convertible promissory note to Catalyst discussed in Note 2, the Company had outstanding payables to related parties totaling $143,510 at June 30, 2019, and $36,203 at December 31, 2018.

Advances to Related Parties

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Wound Care Solutions, Limited, a related party due to its interest in Sanara Pulsar, LLC which is partly owned by the Company (see “Other commitments” below). As of June 30, 2019, and December 31, 2018, the balance due from the related party for future shipments was $144,587 and $0, respectively.

Other commitments

On May 7, 2019, the Company formed Sanara Pulsar, LLC (Sanara Pulsar), a Texas limited liability company. On May 9, 2019, (the Execution Date) the Company, through its wholly owned subsidiary Cellerate, LLC (Cellerate), and Wound Care Solutions, Limited, a company registered in the United Kingdom (WCS), the two members of Sanara Pulsar, executed a Company Agreement, (the Company Agreement). The Company Agreement includes the Sanara Pulsar ownership structure, operating framework, and members’ rights, responsibilities, and voting power.

Simultaneously with the execution of the Company Agreement, Sanara Pulsar and WCS entered into a supply agreement whereby Sanara Pulsar would become the exclusive distributor in the United States of certain wound care products (the WCS Products) that utilize intellectual property developed and owned by WCS.

Per the terms of the Company Agreement, Cellerate owns sixty-percent (60%) of the initial membership interests in Sanara Pulsar, while WCS owns forty-percent (40%). Net profits and losses will be shared by the initial members in proportion to their respective membership interests. The agreement includes customary terms and conditions regarding profit distributions and the sale or transfer of membership interests. The Company will consolidate the operations and financial position of Sanara Pulsar with Sanara MedTech Inc. The Company expects to see first sales begin at Sanara Pulsar in the third quarter of 2019.

The Company Agreement provides that Cellerate advance to WCS $100,000 sixty days from the Execution Date and an additional $100,000 one hundred twenty days from the Execution Date. All distributions made by Sanara Pulsar to its members, not including tax distributions, shall be made exclusively to Cellerate until such time as Cellerate has received an amount of distributions equal to the advances. In the event WCS’s Form K-l for the year 2020 does not allocate to WCS net income in an amount of $200,000 ("Target Net Income") or more, then Cellerate shall, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. For the years 2021 through 2024 Target Net Income will increase by 10% each year and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount of the Target Net Income or more for such year, then Cellerate shall, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the respective year.

Note 4 – Leases

The Company periodically enters into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019.

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

The Company has two operating leases: an office space lease with a remaining lease term of 24 months and a copier lease with a remaining lease term of 25 months as of June 30, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which practical expediency has been elected to not recognize lease assets and lease liabilities.

As the implicit rate in the leases is not determinable, the discount rate applied to determine the present value of lease payments is the borrowing rate on our line of credit. The office space lease agreement contains no renewal terms, so no lease liability is recorded beyond the termination date. The copier lease can be automatically renewed but no lease liability is recorded beyond the initial termination date as exercising this option is not reasonably certain.

As a result of the adoption of ASC 842, the Company has recorded lease assets of $193,634 and a related lease liability of $204,651 as of June 30, 2019. Cash paid for amounts included in measurement of operating lease liabilities as of June 30, 2019 was $ 26,700 The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

June 30, 2019
2019	$53,684
2020	108,591
2021	54,940
2022	-
Total lease payments	217,215
Less imputed interest	(12,564)
Present value of lease liabilities	$204,651

As of June 30, 2019, our operating leases have a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 6.25%.

Note 5 - Shareholders’ Equity

Preferred Stock

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”), under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00. The Series C Preferred Stock was entitled to accruing dividends (payable, at the Company’s option, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018.

In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C Preferred Stock dividends. As of June 30, 2019, there were no shares of Series C Preferred Stock outstanding and all accrued dividends were converted to Common Stock in the first quarter of 2018.

Accrued Series C Preferred Stock dividends were $0 and $28,061 as of June 30, 2019 and June 30, 2018, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to pay the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Preferred Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

The Company evaluated the Series C Preferred Stock under FASB ASC 815 and determined that they do not qualify as derivative liabilities. The Company then evaluated the Series C Preferred Stock for beneficial conversion features under FASB ASC 470-30 and determined that none existed.

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 2 shares of common stock. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. The Series F Convertible Preferred Stock is senior to the Company’s common stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock are entitled to a liquidation preference of $5 per share. As of June 30, 2019, there were 1,136,815 shares of the Series F Preferred stock issued and outstanding.

Common Stock

On March 6, 2018, the Company issued 226,514 shares of Common Stock for the conversion of $1,200,000 in Related Party convertible debt and $385,594 in accrued interest. In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C Preferred Stock dividends.

On May 10, 2019 the Company effected a 1-for-100 reverse stock split of the Company's issued and outstanding shares of common stock. Concurrent with the reverse stock split, the Company changed its corporate name from Wound Management Technologies, Inc. to Sanara MedTech Inc.

The reverse stock split was previously approved by a majority of shareholders of the Company’s outstanding voting stock on March 21, 2019. On May 10, 2019, the Company’s common stock began trading on the OTCQB market under the symbol “WNDMD” and traded under that symbol until June 6, 2019, at which time the Company changed its trading symbol to “SMTI”. The post-split common stock is traded under a new CUSIP number 79957L100. In connection with the reverse stock split, the Company also made a corresponding adjustment to the Company’s authorized capital stock to reduce the authorized common stock to 20,000,000 shares and the authorized preferred stock to 2,000,000 shares, effective May 10, 2019.

The reverse stock split does not change a shareholder’s ownership percentage of the Company's common stock, except for the small effect where the reverse stock split would result in a shareholder owning a fractional share. No fractional shares were issued as a result of the reverse split. Shareholders otherwise entitled to receive a fractional share instead became entitled to receive a cash payment based on the market price of a share of the common stock on May 13, 2019.

The conversion and voting provisions of the Company’s Series F Convertible Preferred Stock are being proportionally adjusted by a factor of 100 to reflect the reverse stock split. All of the Company’s outstanding stock options are also proportionally adjusted to reflect the reverse split, in accordance with the terms of the plans, agreements or arrangements governing such securities. All share and per share amounts herein have been retroactively adjusted to reflect the reverse stock split.

Stock Options

A summary of the status of the stock options granted for the six-month period ended June 30, 2019, and changes during the period then ended is presented below:

	For the Six Months Ended
	June 30, 2019
	Options	Weighted Average	Weighted Average
		Exercise Price	Remaining Contract Life
Outstanding at beginning of period	15,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	(2,000)	$6.00
Expired	-	-
Outstanding at June 30, 2019	13,500	$6.00	3.64

Exercisable at June 30, 2019	13,500	$6.00	3.64

On December 31, 2017, the Company granted a total of 11,500 options to five employees. The aggregate fair value of the awards was determined to be $61,322 and was to be expensed over a three-year vesting period. On April 13, 2018, the Company granted a total of 2,000 options to one employee and one contractor. The aggregate fair value of the awards was determined to be $8,943 and was to be expensed over a three-year vesting period. On August 31, 2018 the Company granted a total of 2,000 options to one employee. The aggregate fair value of the awards was determined to be $16,405 and was to be expensed over a three-year vesting period.

The Company’s stock option agreements include a provision whereby all outstanding options vest immediately if the Company consummates a transaction resulting in a change in control of the Company, as defined in the stock option agreements. The Cellerate Acquisition on March 15, 2019 (see Note 1 for more information) represented a change in control of the Company for purposes of the stock option agreements. Accordingly, all outstanding SMTI stock options fully vested on March 15, 2019. No option expense is reflected in the consolidated statements of operations in 2019.

Note 6 – Debt and Credit Facilities

In December 2018, Cellerate, LLC executed agreements with Cadence Bank, N.A. (“Cadence”) which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $1,000,000. The line of credit is intended to support short-term working capital requirements of Cellerate, LLC. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate per annum under this loan is the “Prime Rate” as it varies from time to time and designated in the “Money Rates” section of the Wall Street Journal plus 0.75%. The Prime Rate at June 30, 2019 was 5.500% per annum, resulting in a rate of 6.250% per annum through June 30, 2019.

On June 21, 2019, the Company executed a modification agreement with Cadence whereby the Company and Cadence agreed to increase the Company’s revolving line of credit from $1,000,000 million to a maximum principal amount of $2,500,000. Most terms of the modification agreement, including security and interest rate, were unchanged from the original loan agreement. Significant changes under the terms of the modification agreement include moving the maturity date from December 16, 2019 to June 19, 2020, and the addition of a financial covenant requiring the Company to effect an equity investment into the Company of $5,000,000 no later than December 31, 2019. The expanded line of credit is intended to provide the Company with additional working capital for its product pipeline, sales force expansion and other corporate purposes.

The Company made its first draw on the line of credit in the amount of $500,000 on March 11, 2019 and a second draw of $500,000 on May 29, 2019. The total outstanding line of credit balance was $1,000,000 at June 30, 2019. Accrued interest was $4,861 at June 30, 2019.

Note 7 – Subsequent Events

Amended Office Lease

On July 1, 2019, the Company amended its office lease agreement related to its current office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease is effective upon completion by landlord of certain leasehold improvements (the “Commencement Date”) which were expected to be completed in August 2019. Under the terms of the amended lease agreement, the Company will lease an additional 1,682 rentable square feet of office space which will bring the total square footage leased to 5,877. The amended lease agreement extends the original term of the lease for a period of 36 months through June 30, 2024. Upon the Commencement Date of the amended lease, the monthly base rental payments are as follows:

BIAKŌS™ License Agreement

On July 8, 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”) whereby Sanara acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “License Agreement”). Currently, the products covered by the License Agreement are BIAKŌS™ Antimicrobial Wound Gel, and FDA cleared BIAKŌS™ Antimicrobial Skin and Wound Cleanser. A director and indirect principal shareholder of Sanara is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder.

Key terms of the License Agreement include:

1.
In consideration for the license, Sanara paid to Rochal $1,000,000 and agreed to pay an additional $500,000 upon FDA clearance of the BIAKŌS™ Antimicrobial Wound Gel product for sale within the United States.

2.
Subject to the occurrence of specified Sanara financing conditions in 2019, Sanara will also pay Rochal $1,500,000, which at Sanara’s option may be in cash or Sanara Common Stock; or a combination of cash and Sanara Common Stock.

3.
Sanara will pay Rochal a royalty of:

a.
4% of net sales of licensed products in countries in which patents are registered

b.
2% of net sales of licensed products in countries without patent protection.

c.
The minimum annual royalty due to Rochal will be $100,000 beginning with calendar year 2020. The annual minimum royalty will increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

d.
Beginning with the 2020 calendar year, Sanara will pay an additional royalty based on specific net profit targets related to the licensed products. Net profits for the licensed products are defined as net sales, less cost of goods sold (including royalties) and direct marketing and selling expenses. The additional royalty will be 25% of the amount of actual net profits in excess of the established net profit targets, subject to a maximum of $1,000,000 for any calendar year. The established net profit targets for each calendar year are:

i.
2020 - $1,500,000

ii.
2021 - $5,000,000

iii.
2022 - $8,000,000

iv.
2023 - $10,000,000

v.
2024 - $15,000,000

vi.
Beginning in 2025 and for each calendar year thereafter, net profit targets will be equal to the immediately preceding calendar year’s net profit target incremented by the greater of (1) 50% of the U.S. dollar growth in the amount of net profit in the current year over net profit in the immediately preceding calendar year, or (2) the percentage of overall growth of the market for the category by which the licensed products are generally described.

4.
Unless previously terminated by the parties, the License Agreement will expire with the related patents in December 2031.

The foregoing summary of the License Agreement does not purport to be complete and is qualified in its entirety by reference to the License Agreement. See Exhibit 10.1 for a full copy of the License agreement.

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

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include but are not limited to the risks discussed in this and our other SEC filings. We do not undertake to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of June 30, 2019.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2018.

Business Overview

The Company was organized on December 14, 2001, as a Texas corporation under the name eAppliance Innovations, Inc. In June of 2002, MB Software Corporation, a public corporation formed under the laws of Colorado, merged with the Company (which at the time was a wholly owned subsidiary of MB Software Corporation), and the Company changed its name to MB Software Corporation as part of the merger. In May of 2008, the Company changed its name to Wound Management Technologies, Inc. In May 2019, the Company changed its name to Sanara MedTech Inc.

The Company’s primary focus is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech distributes CellerateRX® Surgical Activated Collagen® Adjuvant (CellerateRX®); HYCOL™ Hydrolyzed Collagen (HYCOL™); BIAKŌS™ Antimicrobial Skin & Wound Cleanser (BIAKŌS™); and PULSAR II™ Advanced Wound Irrigation System (AWI™). All of our products are cleared by the FDA as medical devices.

CellerateRX® products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons on surgical wounds. HYCOL™ products are available through skilled nursing facilities, wound care clinics and other medical facilities, and are intended for the management of full and partial thickness wounds including pressure ulcers, venous and arterial leg ulcers and diabetic foot ulcers. HYCOL™ is currently approved for reimbursement under Medicare Part B. We believe CellerateRX® and HYCOL™ products are unique in composition, applicability and clinical performance, and demonstrate the ability to reduce costs associated with the standards of care for their intended uses.

BIAKŌS is a patented product that effectively disrupts extracellular polymeric substances to eradicate biofilm microbes. BIAKŌS also provides mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first and second-degree burns as well as grafted and donor sites. BIAKŌS is effective in killing free-floating microbes, immature and mature bacterial biofilms such as MRSA and Pseudomonas aeruginosa, and fungal biofilms such as Candida albicans. In addition, BIAKŌS safety studies show that it is non-cytotoxic, non-irritating, and non-sensitizing to healthy skin and assists in the normal wound healing process. First sales of BIAKŌS™ Antimicrobial Skin and Wound Cleanser occurred in July 2019.

PULSAR II™ Advanced Wound Irrigation System (AWI™) is a portable, safe, no touch, painless, selective Hydro-Mechanical Debridement System that effectively removes bacteria and necrotic tissue from wounds without disrupting healthy tissue.

Results of Operations

As discussed in the Summary of Significant Accounting Policies, the unaudited consolidated statement of operations for the three and six-month period ending June 30, 2019 is identified as “Successor” and reflects the statement of operations of the deemed acquirer or successor in the Cellerate Acquisition which includes the accounts of Cellerate, LLC for the full period, and the accounts of SMTI and its other subsidiaries for the period March 16, 2019 through June 30, 2019. The statement of operations for the three and six-month periods ending June 30, 2018 is identified as “Predecessor” and reflects the statement of operations of the predecessor entity to Cellerate, LLC which includes the accounts of SMTI and its subsidiaries (excluding Cellerate, LLC) as reported on SMTI’s Form 10-Q for the six-month period ended June 30, 2018. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The following discussion regarding results of operation compares the three and six months ended June 30, 2019 as reported for “Successor”, compared with the three and six months ended June 30, 2018 as previously reported for “Predecessor” in SMTI’s Form 10-Q for the six-month period ended June 30, 2018.

The Successor financials for the six months ended June 30, 2019 do not include revenues and expenses related to the Predecessor (SMTI) for the period January 1, 2019 through March 15, 2019. During this period, SMTI’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in SMTI’s results of operations during the six months ended June 30, 2019.

Revenues.  The company generated revenues of $3,017,489 for the three months ended June 30, 2019, compared to revenues of $2,262,090 for the three months ended June 30, 2018, representing a 33% increase in revenues. For the six months ended June 30, 2019, revenues totaled $5,504,385, compared to revenues of $4,223,877 for the six months ended June 30, 2018, or a 30% increase from prior year. The higher revenues in 2019 were primarily due to the continued execution of the Company’s strategy to expand its sales force and independent distribution network in both new and existing U.S. markets. Revenues included $50,250 in royalty income for each of the three months ended June 30, 2019 and 2018, and $58,625 and $100,500 for the six months ended June 30, 2019 and 2018, respectively.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2019, was $334,829, compared to costs of goods sold of $157,982 for the three months ended June 30, 2018. Cost of goods sold for the six months ended June 30, 2019, was $624,169, compared to costs of goods sold of $368,894 for the six months ended June 30, 2018. The increase over prior year was due to higher sales volume, higher accruals related to minimum royalties, and non-cash obsolescence charges related to certain raw materials and finished goods inventory.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three months ended June 30, 2019, were $2,983,248, as compared to SG&A expenses of $2,048,300 for the three months ended June 30, 2018. SG&A expenses for the six months ended June 30, 2019, were $5,333,611, as compared to SG&A expenses of $3,702,661 for the six months ended June 30, 2018. The higher SG&A expenses in 2019 were primarily due to higher sales commission expense as a result of higher product sales, increased payroll costs resulting from sales force expansion and operational support, and higher costs associated with several initiatives related to sales growth and promotional activities.

Operating income / loss. The operating loss for the three months ended June 30, 2019 was $323,130, compared to operating income of $30,980 during the corresponding quarter of 2018. The operating loss for the six months ended June 30, 2019 was $480,277, compared to operating income of $97,688 during the first six months of 2018. The operating loss in 2019 was due to the higher SG&A costs described above, which have been driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure. As mentioned above, the Successor financials for the six months ended June 30, 2019 do not include revenues and expenses related to the Predecessor (SMTI) for the period January 1, 2019 through March 15, 2019. During this period, SMTI’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in SMTI’s results of operations during the six months ended June 30, 2019.

Interest expense. Interest expense was $29,486 for the three months ended June 30, 2019, as compared to $0 for the three months ended June 30, 2018. Interest expense was $34,911 for the six months ended June 30, 2019, as compared to $60,608 for the six months ended June 30, 2018. The lower interest expense in 2019 was primarily due to a lower interest rate on the Company’s outstanding promissory note during the first half of 2019, compared to a higher interest rate on outstanding promissory notes during the same period in 2018.

Net income / loss. The Company had a net loss of $352,471 for the three months ended June 30, 2019, compared to net income of $31,173 for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company had a net loss of $515,043, compared to net income of $37,382 for the six months ended June 30, 2018. The net loss was due to higher SG&A costs described above, which have been driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure. As mentioned above, the Successor financials for the six months ended June 30, 2019 do not include revenues and expenses related to the Predecessor (SMTI) for the period January 1, 2019 through March 15, 2019. During this period, SMTI’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in SMTI’s results of operations during the six months ended June 30, 2019.

Liquidity and Capital Resources

During 2018 and 2019, our principal sources of liquidity have been our cash and cash equivalents, cash generated from operations, and more recently, cash provided through a bank line of credit. Cash and cash equivalents consist of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities.  No financing activities occurred in 2018.

In December 2018, and as amended in June 2019, the Company executed agreements with Cadence Bank, N.A. which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $2,500,000 which matures in June 2020. The expanded line of credit is intended to provide the Company with additional working capital for its product pipeline, sales force expansion and other corporate purposes. As of June 30, 2019, the Company had drawn $1,000,000 on the line of credit. In July 2019, an additional $700,000 was drawn on the line of credit to fund the initial payment due under the terms of the BIAKŌS license agreement.

We monitor our cash flow, assess our business plan, and make expenditure adjustments accordingly. If appropriate, we may pursue limited financing including issuing additional equity and/or incurring additional debt. Although we have successfully funded our past operations through additional bank debt and issuance of equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital at prices attractive to the Company. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed. This would require us to modify our business plan, which could curtail various aspects of our operations or cease operations.

For the six months ended June 30, 2019, net cash used in operating activities was $1,239,564 as reported for Successor compared to $2,089 provided by operating activities during the first six months of 2018 as reported for Predecessor. The higher use of cash in 2019 was due to investments in our sales force expansion and related sales support infrastructure, higher inventory purchases, an increase in accounts receivable as a result of higher sales volume, and an increase in prepaid items related to inventory and the BIAKŌS license agreement.

For the six months ended June 30, 2019, net cash provided by investing activities was $482,306 as reported for Successor, compared to $5,749 used in investing activities during the first six months of 2018 as reported for Predecessor.

For the six months ended June 30, 2019, net cash provided by financing activities was $1,000,000 as reported for Successor, compared to $0 for the six months ended June 30, 2018 as reported for Predecessor. The cash was funded by draws against our bank line of credit.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on this assessment, management concluded that as of June 30, 2019, internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Management is currently evaluating the steps that would be necessary to eliminate this material weakness.

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

Part II — Other Information

Item 1.  Legal Proceedings

As of June 30, 2019, and as of this filing date, the Company has no outstanding legal proceedings.

Item 1a.  Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

This item is not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1*	Exclusive License Agreement dated July 7, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.
 *  Filed herewith
Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanara MedTech Inc.

August 14, 2019	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer