Form 10-Q
period 2019-09-30
Sanara MedTech Inc.
filed 2019-11-14
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019
or
☐
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

As of November 14, 2019, the Company had 3,571,001 shares of Common Stock, $.001 par value per share outstanding.

SANARA MEDTECH INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2019

Part I – Financial Information
Item 1. Financial Statements

Sanara MedTech Inc. and Subsidiaries
Consolidated Balance Sheets

	Successor	Successor
	September 30,	December 31,
Assets	2019 (unaudited)	2018
Current assets
Cash	$160,711	$176,421
Accounts receivable, net of allowance for bad debt of $94,150 and $0	1,049,628	1,022,500
Royalty receivable	50,250	-
Inventory, net of allowance for obsolescence of $66,119 and $484	799,818	465,314
Prepaid other - related party	335,876	-
Prepaid and other assets	92,656	26,446
Total current assets	2,488,939	1,690,681

Long-term assets:
Property, plant and equipment, net of accumulated depreciation of $66,937 and $511	205,110	18,777
Right of use assets – operating leases	613,531	-
Intangible assets, net of accumulated amortization of $569,332 and $0	1,005,442	-
Total long-term assets	1,824,083	18,777

Total assets	$4,313,022	$1,709,458

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$216,976	$156,727
Accounts payable – related party	188,228	36,203
Accrued royalties and expenses	481,598	228,606
Accrued bonus and commissions	1,148,123	701,125
Operating lease liability - current	112,611	-
Line of credit	2,000,000	-
Total current liabilities	4,147,536	1,122,661

Long-term liabilities
Operating lease liability – long term	511,829	-
Convertible notes payable – related party	1,500,000	-
Accrued interest – related party	83,760	-
Total long-term liabilities	2,095,589	-

Total liabilities	6,243,125	1,122,661

Shareholders' equity (deficit)
Series F Convertible Preferred Stock: $10 par value, 1,200,000 shares authorized; 1,136,815 issued and outstanding as of September 30, 2019 and 1,136,815 issued and outstanding as of December 31, 2018	11,368,150	11,368,150
Common Stock: $0.001 par value, 20,000,000 shares authorized; 2,366,181 issued and outstanding as of September 30, 2019 and none issued and outstanding as of December 31, 2018	2,366	-
Additional paid-in capital	(12,080,629)	(10,919,639)
Retained earnings (accumulated deficit)	(1,212,679)	138,286
Total Sanara MedTech shareholders' equity (deficit)	(1,922,792)	586,797
Equity attributable to noncontrolling interest	(7,311)	-
Total shareholders' equity (deficit)	(1,930,103)	586,797

Total liabilities and shareholders' equity	$4,313,022	$1,709,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	August 28, 2018-September 30, 2018	July 1, 2018-August 27, 2018	2019	August 28, 2018-September 30, 2018	January 1, 2018-August 27, 2018

Revenues	$2,909,282	$672,844	$1,549,675	$8,413,667	$672,844	$5,773,552

Cost of goods sold	285,164	93,027	111,809	909,333	93,027	480,703

Gross profit	2,624,118	579,817	1,437,866	7,504,334	579,817	5,292,849

Operating expenses
Selling, general and administrative expenses	3,315,575	551,727	1,423,989	8,649,186	551,727	5,126,650
Depreciation and amortization	45,762	50	14,349	72,644	50	56,425
Bad debt expense	60,000	-	-	60,000	-	12,558
Total operating expenses	3,421,337	551,777	1,438,338	8,781,830	551,777	5,195,633

Operating income (loss)	(797,219)	28,040	(472)	(1,277,496)	28,040	97,216

Other income / (expense)
Other income (expense)	-	23,367	268	145	23,367	570
Interest expense	(46,014)	-	-	(80,925)	-	(60,608)
Total other income / (expense)	(46,014)	23,367	268	(80,780)	23,367	(60,038)

Net income (loss)	(843,233)	51,407	(204)	(1,358,276)	51,407	37,178

Less: Net income (loss) attributable to noncontrolling interest	(6,257)	-	-	(7,311)	-	-

Net income (loss) attributable to Sanara MedTech, Inc.	(836,976)	51,407	(204)	(1,350,965)	51,407	37,178

Series C Preferred Stock dividends	-	-	-	-	-	(28,061)
Series C Preferred Stock inducement dividends	-	-	-	-	-	(103,197)

Net income (loss) attributable to Sanara MedTech common stockholders	$(836,976)	$51,407	$(204)	$(1,350,965)	$51,407	$(94,080)

Basic income per share of Common stock	$(0.35)	$	$(0.00)	$(0.78)	$	$(0.05)

Diluted income per share of Common Stock	$(0.35)	$	$(0.00)	$(0.78)	$	$(0.05)

Weighted average number of common shares outstanding basic	2,366,181	-	2,366,429	1,724,848	-	2,068,941

Weighted average number of common shares outstanding diluted	2,366,181	-	2,366,429	1,724,848	-	2,068,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(unaudited)

Predecessor	Preferred Stock Series C		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2017	85,561	$855,610	1,134,279	$1,134	$46,114,357	(41)	$(120)	$(46,868,443)	$-	$102,538
Conversion of Series C Preferred Shares	(85,561)	(855,610)	855,605	855	854,755	-	-	-	-	-
Series C Dividend	-	-	150,067	150	(150)	-	-	-	-	-
Common Stock issued for conversion of debt	-	-	226,514	227	1,585,367	-	-	-	-	1,585,594
Net income (loss)	-	-	-	-	-	-	-	6,209	-	6,209
Balance at March 31, 2018	-	$-	2,366,465	$2,366	$48,554,329	(41)	$(120)	$(46,862,234)	$-	$1,694,341
Recognition of stock option expense	-	-	-	-	10,967	-	-	-	-	10,967
Net income (loss)	-	-	-	-	-	-	-	31,173	-	31,173
Balance at June 30, 2018	-	$-	2,366,465	$2,366	$48,565,296	(41)	$(120)	$(46,831,061)	$-	$1,736,481
Recognition of stock option expense	-	-	-	-	3,900	-	-	-	-	3,900
Net income (loss)	-	-	-	-	-	-	-	(204)	-	(204)
Balance at August 27, 2018	-	$-	2,366,465	$2,366	$48,569,196	(41)	$(120)	$(46,831,265)	$-	$1,740,177

Successor	Preferred Stock Series F		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Issuance of preferred stock upon formation on August 28, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$-	$-	$448,511
Net income (loss)	-	-	-	-	-	-	-	51,407	-	51,407
Balance at September 30, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$51,407	$-	$499,918

Successor	Preferred Stock Series F		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$138,286	$-	$586,797
Reverse recapitalization	-	-	2,366,465	2,366	(1,159,929)	(41)	-	-	-	(1,157,563)
Net income (loss)	-	-	-	-		-	-	(162,572)	-	(162,572)
Balance at March 31, 2019	1,136,815	$11,368,150	2,366,465	$2,366	$(12,079,568)	(41)	$-	$(24,286)	$-	$(733,338)
Treasury stock retirement	-	-	(41)	-	-	41	-	-	-	-
Repurchase and cancellation of fractional shares	-	-	(243)	-	(1,061)	-	-	-	-	(1,061)
Net income (loss)	-	-	-	-		-	-	(351,417)	(1,054)	(352,471)
Balance at June 30, 2019	1,136,815	$11,368,150	2,366,181	$2,366	$(12,080,629)	-	$-	$(375,703)	$(1,054)	$(1,086,870)
Net income (loss)	-	-	-	-	-	-	-	(836,976)	(6,257)	(843,233)
Balance at September 30, 2019	1,136,815	$11,368,150	2,366,181	$2,366	$(12,080,629)	-	$-	$(1,212,679)	$(7,311)	$(1,930,103)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Successor		Predecessor
	Nine Months Ended
	September 30,
	2019	August 28, 2018-September 30, 2018	January 1, 2018-August 27, 2018

Cash flows from operating activities:
Net income (loss)	$(1,358,276)	$51,407	$37,178
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	72,644	50	56,425
Interest expense on convertible debt	42,137	-	60,608
Loss on disposal of asset	13,581	-	-
Bad debt expense	60,000	-	12,558
Recognition of vesting stock option expense	-	-	14,867
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(38,831)	(622,626)	(313,969)
(Increase) decrease in inventory	(334,504)	43,344	262,886
(Increase) decrease in prepaid - related parties	(335,876)	-	-
(Increase) decrease in prepaid and other assets	(414,993)	(39,491)	(23,320)
Increase (decrease) in accounts payable	(185,564)	23,921	189,388
Increase (decrease) in accounts payable related parties	99,960	258,926	(36,097)
Increase (decrease) in accrued royalties and expenses	235,542	51,170	(170,467)
Increase (decrease) in accrued liabilities	810,302	272,203	231,313
Net cash flows provided by (used in) operating activities	(1,333,878)	38,904	321,370

Cash flows from investing activities:
Purchase of property and equipment	(167,259)	(6,050)	(8,482)
Cash received in reverse acquisition	508,973	-	-
Repurchase and cancellation of fractional shares	(1,061)	-	-
Purchase of intangible assets	(1,022,485)	-	-
Net cash flows used in investing activities	(681,832)	(6,050)	(8,482)

Cash flows from financing activities:
Draw on line of credit	2,000,000	-	-
Net cash flows provided by financing activities	2,000,000	-	-

Net increase (decrease) in cash	(15,710)	32,854	312,888
Cash and cash equivalents, beginning of period	176,421	-	463,189
Cash and cash equivalents, end of period	$160,711	$32,854	$776,077

Cash paid during the period for:
Interest	$30,802	$-	$-
Income taxes	-	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for dividends on Series C Preferred Stock	-	-	15,007
Common stock issued for conversion of Series C Preferred Stock	-	-	85,561
Common stock issued for conversion of Related Party debt and interest	-	-	1,585,594
Preferred Shares issued for inventory contribution	-	448,511	-
Common stock issued in reverse capitalization; less cash received of $508,973	1,666,537	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Background and Basis of Presentation

On May 9, 2019, the Company changed its corporate name from Wound Management Technologies, Inc. to Sanara MedTech Inc. The terms “SMTI,” “Sanara,” “we,” “the Company,” and “us” as used in this report refer to Sanara MedTech Inc. and its subsidiaries. The accompanying unaudited consolidated balance sheet as of September 30, 2019, and unaudited consolidated statements of operations for the nine-months ended September 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2018, and December 31, 2017, included in the Company’s Annual Report on Form 10-K.

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

On March 15, 2019, the Company acquired Catalyst’s 50% interest in Cellerate, LLC (the Cellerate Acquisition) in exchange for 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 2 shares of common stock, adjusted for the 1-for-100 reverse stock split of the Company’s common stock which became effective on May 10, 2019. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Preferred Stock, the fair value of the preferred shares issued to Catalyst was approximately $12.5 million. Following the closing of this transaction, Mr. Ronald T. Nixon, Founder and Managing Partner of Catalyst, was elected to the Company’s Board of Directors effective March 15, 2019.

The Cellerate Acquisition was accounted for as a reverse merger and recapitalization because, immediately following the completion of the transaction, Catalyst could obtain effective control of the Company upon exercise of its convertible preferred stock and promissory note, both of which could occur at Catalyst’s option. Additionally, Cellerate, LLC’s officers and senior executive positions continued on as management of the combined entity after consummation of the Cellerate Acquisition. For accounting purposes, Cellerate, LLC was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of SMTI. As part of the reverse merger and recapitalization, the net liabilities existing in the Company as of the date of the merger totaling approximately $1,666,537, of which $508,973 was cash received, were converted to equity as part of this transaction. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the reverse merger, Cellerate, LLC’s assets, liabilities and results of operations are the historical financial statements of the registrant, and Cellerate, LLC’s assets, liabilities and results of operations have been consolidated with SMTI effective as of the date of the closing of the Cellerate Acquisition. The Company’s financial statement presentation identifies Cellerate, LLC as “Successor” for the nine-month period ending September 30, 2019, and on the balance sheet date of December 31, 2018. Upon its formation on August 28, 2018, Cellerate LLC succeeded to the business and operations of SMTI. As a result, SMTI is identified as “Predecessor” for the periods preceding August 28, 2018.

On May 9, 2019, the Company organized Sanara Pulsar, LLC, a Texas limited liability company, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited, a company registered in the United Kingdom (WCS). Net profits and losses and distributions are shared by the members in proportion to their respective membership interests. The Company consolidates the operations and financial position of Sanara Pulsar.

Principles of Consolidation

The financial statements are presented on a comparative basis. The consolidated balance sheet at December 31, 2018 is identified as “Successor” and includes the accounts of Cellerate, LLC only. The unaudited consolidated balance sheet at September 30, 2019 is also identified as “Successor” and includes the accounts of Cellerate, LLC, SMTI, and Sanara Pulsar, LLC.

The unaudited consolidated statement of operations for the period ending September 30, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full period, the accounts of SMTI for the period March 16, 2019 through September 30, 2019, and the accounts of Sanara Pulsar, LLC for the period May 9, 2019 through September 30, 2019. The statement of operations for the period ending August 27, 2018 is identified as “Predecessor” and includes the accounts of SMTI and its wholly owned subsidiaries (excluding Cellerate, LLC). The statement of operations for the period August 28 through September 30, 2018 are the accounts of Cellerate, LLC as “Successor”. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The unaudited consolidated statement of changes in shareholders’ equity includes two sections. The first section is identified as “Predecessor” and includes the SMTI equity information as previously reported by SMTI on its 2017 Form 10-K annual report, and the ending equity balances after the cancellation of the “Predecessor” equity on August 27, 2018. The second section is identified as “Successor” which includes a presentation of equity to reflect the recapitalization of SMTI. The presentation includes the issuance of the Series F Preferred Stock, the changes in paid-in capital, and the restatement of the accumulated deficit. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods

The unaudited consolidated statement of cash flows for the period ending September 30, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full period, the accounts of SMTI for the period March 16, 2019 through September 30, 2019, and the accounts of Sanara Pulsar, LLC for the period May 9, 2019 through September 30, 2019. The consolidated statement of cash flows for the period ending August 27, 2018 is identified as “Predecessor” and includes the accounts of SMTI and its wholly owned subsidiaries (excluding Cellerate, LLC) for the period ended August 27, 2018. The unaudited consolidated statement of cash flows for the period of August 28, 2018 through September 30, 2018 is identified as “Successor” and includes only the accounts of Cellerate, LLC as “Successor”. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the nine months ended September 30, 2019 and 2018. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Successor		Predecessor
	Nine Months Ended
	September 30,
	2019	August 28, 2018-September 30, 2018	January 1, 2018-August 27, 2018
Product sales revenue	$8,304,792	$672,844	$5,639,552
Royalty revenue	108,875	-	134,000
Total Revenue	$8,413,667	$672,844	$5,773,552

The Company recognizes royalty revenue from a licensing agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement which stipulates the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement the Company executed with BioStructures, LLC in 2011, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $88,438 for the nine months ended September 30, 2019, compared to $0 recorded by the Predecessor for the nine months ended September 30, 2018. The allowance for obsolete and slow-moving inventory had a balance of $66,119 at September 30, 2019, and $484 at December 31, 2018.

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

Income Per Share

The Company computes income per share in accordance with ASC Topic 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded from the current and prior year calculations as their inclusion would have been anti-dilutive during the three months and nine months ended September 30, 2019 and September 30, 2018.

Derivative Liabilities

The Company infrequently enters into derivative financial instruments to manage its funding of current operations. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in profit or loss immediately. There were no derivative liabilities as of September 30, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842). The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard became effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019, using the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating comparative periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permits the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy: an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Condensed Consolidated Statements of Operations. See Note 4 below for more information regarding leases.

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

As part of the aforementioned transaction with Catalyst to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly but may be deferred at the Company’s election to the maturity of the promissory note. Outstanding principal and interest are convertible at Catalyst’s option into shares of the Company’s Common Stock at a conversion price of $9.00 per share. The Company has evaluated this conversion option for a derivative and for a beneficial conversion feature and determined none existed.

Note 3 – Commitments and Contingencies

Royalty agreements

Effective January 3, 2008, a subsidiary of the Company entered into separate exclusive license agreements with both Applied Nutritionals, LLC (“Applied”) and its founder George Petito, pursuant to which the Company obtained the exclusive world-wide license to market products incorporating intellectual property covered by a patent related to CellerateRX products. Although the term of these licenses expired on February 27, 2018, the agreements permitted the Company to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied, a new exclusive license was acquired by a Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico. The Company and Catalyst entered into definitive agreements on August 27, 2018 that continued operations to market CellerateRX under a new sublicense granted by a Catalyst affiliate to Cellerate, LLC, a newly formed entity in which the Company and Catalyst each had a 50% ownership interest. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six months' notice. Cellerate, LLC pays royalties to Catalyst based on Cellerate, LLC’s annual net sales of CellerateRX consisting of 3% of all collected net sales each year up to $12,000,000, 4% of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected net sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

License agreements

On July 8, 2019, the Company executed a license agreement with a related party, Rochal Industries, LLC (“Rochal”), whereby Sanara acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body. The currently licensed products are BIAKŌS™ Antimicrobial Wound Gel, and FDA cleared BIAKŌS™ Antimicrobial Skin and Wound Cleanser. A director and indirect principal shareholder of Sanara is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the exercise of warrants potentially a majority shareholder. Another Company director is also a director and significant shareholder of Rochal.

Key terms of the license agreement include:

1.
In consideration for the license, Sanara paid to Rochal $1,000,000 and agreed to pay an additional $500,000 upon FDA clearance of the BIAKŌS™ Antimicrobial Wound Gel product for sale within the United States.
2.
Subject to the occurrence of specified financing conditions in 2019, the Company will also pay Rochal $1,500,000, which at the Company’s option may be in cash or Common Stock; or a combination of cash and Common Stock.
3.
The Company will pay Rochal a royalty of:
a.
4% of net sales of licensed products in countries in which patents are registered
b.
2% of net sales of licensed products in countries without patent protection.
The minimum annual royalty due to Rochal will be $100,000 beginning with calendar year 2020. The annual minimum royalty will increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

4.
Beginning with the 2020 calendar year, the Company will pay an additional royalty based on specific net profit targets related to the licensed products. Net profits for the licensed products are defined as net sales, less cost of goods sold (including royalties) and direct marketing and selling expenses. The additional royalty will be 25% of the amount of actual net profits in excess of the established net profit targets, subject to a maximum of $1,000,000 for any calendar year. The established net profit targets for each calendar year are:
a.
2020 - $1,500,000
b.
2021 - $5,000,000
c.
2022 - $8,000,000
d.
2023 - $10,000,000
e.
2024 - $15,000,000
f.
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

On October 1, 2019, the Company executed an additional license agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market. For more information, see Note 9 – Subsequent Events.

Payables to Related Parties

In addition to the convertible promissory note to Catalyst discussed in Note 2, the Company had outstanding payables to related parties totaling $188,228 at September 30, 2019, and $36,203 at December 31, 2018.

Prepaid other - related party

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Wound Care Solutions, Limited, a related party due to its interest in Sanara Pulsar, LLC which is partly owned by the Company (see “Other commitments” below). As of September 30, 2019, and December 31, 2018, the balance due from the related party for future shipments and advances against future distributions was $335,876 and $0, respectively.

Other commitments

At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS.

The Company has advanced to WCS $200,000. All distributions made by Sanara Pulsar, LLC to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to such advances. In the event WCS’s Form K-l for the year 2020 does not allocate to WCS net income of at least $200,000 ("Target Net Income"), then Cellerate. LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. For the years 2021 through 2024 Target Net Income will increase by 10% each year and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year.

Note 4 – Leases

The Company periodically enters into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019.

Right of use assets, which we refer to as “ROU assets,” represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the transition date based on the present value of lease payments over the respective lease terms, with the office space ROU asset adjusted for deferred rent liability.

The Company has two operating leases: an office space lease with a remaining lease term of 57 months and a copier lease with a remaining lease term of 25 months as of September 30, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which practical expediency has been elected to not recognize lease assets and lease liabilities.

In March 2017, and as amended in March 2018, the Company executed a new office lease effective April 1, 2019 for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. On July 1, 2019, the Company amended its office lease agreement related to its current office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease became effective on August 22, 2019 upon completion by landlord of certain leasehold improvements (the “Commencement Date). Under the terms of the amended lease agreement, the Company leased an additional 1,682 rentable square feet of office space which brought the total square footage leased to 5,877. The amended lease agreement extends the original term of the lease for a period of 36 months through June 30, 2024. Upon the Commencement Date of the amended lease, the monthly base rental payments are as follows:

From	Through	Monthly Base Rental
Commencement Date	June 30, 2020	$12,243.75
July 1, 2020	June 30, 2021	$12,488.63
July 1, 2021	June 30, 2022	$12,488.63
July 1, 2022	June 30, 2023	$12,733.50
July 1, 2023	June 30, 2024	$12,978.38

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

In accordance with ASC 842, the Company has recorded lease assets of $613,531 and a related lease liability of $624,440 as of September 30, 2019. Cash paid for amounts included in measurement of operating lease liabilities as of September 30, 2019 was $60,550 The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

September 30, 2019
2019	$34,981
2020	150,886
2021	151,317
2022	151,333
Total lease payments	720,658
Less imputed interest	(96,219)
Present value of lease liabilities	$624,439

As of September 30, 2019, our operating leases have a weighted average remaining lease term of 4.7 years and a weighted average discount rate of 6.25%.

Note 5 – Property & Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. A summary is as follows:

	Successor	Successor
	September 30,	December 31,
	2019	2018

Computers	$82,789	$5,147
Office Equipment	37,631	-
Furniture and fixtures	149,598	3,328
Leasehold Improvements	2,029	-
Capital in progress	-	10,813
	272,047	19,288

Less accumulated depreciation	(66,937)	(511)

Property and equipment, net	$205,110	$18,777

Depreciation expense related to property and equipment was $16,881, $50 and $13,076 for the nine months ended September 30, 2019 (Successor), and for the periods August 28, 2018 through September 30, 2018 (Successor) and January 1, 2018 through August 27, 2018 (Predecessor), respectively.

Note 6 - Shareholders’ Equity

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

In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C Preferred Stock dividends. As of September 30, 2019, there were no shares of Series C Preferred Stock outstanding and all accrued dividends were converted to Common Stock in the first quarter of 2018.

Accrued Series C Preferred Stock dividends were $0 and $28,061 as of September 30, 2019 and September 30, 2018, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to pay the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Preferred Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018.

The Company evaluated the Series C Preferred Stock under FASB ASC 815 and determined that they do not qualify as derivative liabilities. The Company then evaluated the Series C Preferred Stock for beneficial conversion features under FASB ASC 470-30 and determined that none existed.

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. Each share of Series F Convertible Preferred Stock may be converted at the option of the holder, at any time, into 2 shares of Common Stock. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of Common Stock into which such holder’s Series F shares could then be converted. The Series F Convertible Preferred Stock is senior to the Company’s Common Stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock are entitled to a liquidation preference of $5 per share. As of September 30, 2019, there were 1,136,815 shares of the Series F Preferred stock issued and outstanding.

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

The conversion and voting provisions of the Company’s Series F Convertible Preferred Stock were proportionally adjusted by a factor of 100 to reflect the reverse stock split. All of the Company’s outstanding stock options were also proportionally adjusted to reflect the reverse split, in accordance with the terms of the plans, agreements or arrangements governing such securities. All share and per share amounts herein have been retroactively adjusted to reflect the reverse stock split.

Stock Options

A summary of the status of the stock options granted for the nine-month period ended September 30, 2019, and changes during the period then ended is presented below:

	For the Nine Months Ended September 30, 2019
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at beginning of period	15,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	(2,000)	$6.00
Expired	-	-
Outstanding at September 30, 2019	13,500	$6.00	3.39

Exercisable at September 30, 2019	13,500	$6.00	3.39

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

Note 7 – Debt and Credit Facilities

In December 2018, Cellerate, LLC executed agreements with Cadence Bank, N.A. (“Cadence”) which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $1,000,000. The line of credit supports short-term working capital requirements of Cellerate, LLC. The line of credit is secured by substantially all of the assets of Cellerate, LLC. The interest rate per annum under this loan is the “Prime Rate” as it varies from time to time and designated in the “Money Rates” section of the Wall Street Journal plus 0.75%. The Prime Rate at September 30, 2019 was 5.000% per annum, resulting in a rate of 5.750% per annum at September 30, 2019.

On June 21, 2019, the Company modified the Cadence revolving line of credit to increase the maximum principal amount from $1,000,000 to $2,500,000. Most terms of the modification agreement, including security and interest rate, were unchanged from the original loan agreement. Significant changes under the terms of the modification agreement include extending the maturity date from December 16, 2019 to June 19, 2020, and the addition of a financial covenant requiring the Company to sell additional equity securities in an amount of at least $5,000,000 no later than December 31, 2019.

The Company made its first draw on the line of credit in the amount of $500,000 on March 11, 2019 and a second draw of $500,000 on May 29, 2019. During the third quarter of 2019, the Company drew an additional $1,000,000. The total outstanding line of credit balance was $2,000,000 at September 30, 2019. Accrued interest was $7,986 at September 30, 2019.

On October 16, 2019, the Company paid down the entire balance of the revolving line of credit with cash proceeds received through a private placement stock offering. See Note 9 – Subsequent Events for more information regarding the private placement offering.

Note 8 – Intangible Assets

The carrying values of the Company’s finite-lived intangible assets are as follows:

	Successor			Successor
	September 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Patent	$510,310	$(510,310)	$-	$-	$-	$-
License	1,000,000	(20,000)	980,000	-	-	-
Software and Other	64,465	(39,023)	25,442	-	-	-
Total	$1,574,775	$(569,333)	$1,005,442	$-	$-	$-

As of September 30, 2019, the weighted-average amortization period for all intangible assets is 11.3 years. Amortization expense related to intangible assets was $36,798, $0, and $10,837 for the three months ended September 30, 2019 (Successor), and for the periods August 28, 2018 through September 30, 2018 (Successor) and July 1, 2018 through August 27, 2018 (Predecessor), respectively. Amortization expense related to intangible assets was $55,763, $0, and $43,349 for the nine months ended September 30, 2019 (Successor), and for the periods August 28, 2018 through September 30, 2018 (Successor) and January 1, 2018 through August 27, 2018 (Predecessor), respectively. The estimated remaining amortization expense as of September 30, 2019 is as follows:

Remainder of 2019	$25,372
2020	87,495
2021	87,495
2022	85,080
2023	80,000
Thereafter	640,000
Total	$1,005,442

Note 9 – Subsequent Events

BIAKŌS™ License Agreement

On October 1, 2019, the Company executed an additional license agreement with Rochal Industries, LLC (“Rochal”) whereby the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products which currently consist of BIAKŌS™ Antimicrobial Barrier Film and CuraShield™ No Sting Skin Protectant. A Company director and indirect principal shareholder is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the exercise of warrants a potential majority shareholder. Another Company director is also a director and significant shareholder of Rochal.

Key terms of the license agreement include:

1.
The Company paid Rochal $500,000.
2.
Subject to the occurrence of specified financing conditions in 2020, the Company will pay Rochal an additional $500,000, which at Rochal’s option may be in cash or Sanara Common Stock; or a combination of cash and Sanara Common Stock.
3.
Sanara will pay Rochal a royalty of:
a.
4% of net sales of licensed products in countries in which patents are registered
b.
2% of net sales of licensed products in countries without patent protection.
The minimum annual royalty due to Rochal will be $50,000 beginning with the first full calendar year following the year in which first commercial sales of the products occur (the “First Revenue Year”). The annual minimum royalty will increase by 10% each subsequent calendar year up to a maximum amount of $75,000.
4.
Beginning with the First Revenue Year, Sanara will pay an additional royalty based on specific net profit targets related to the licensed products. Net profits for the licensed products are defined as net sales, less cost of goods sold (including royalties) and direct marketing and selling expenses. The additional royalty will be 25% of the amount of actual net profits in excess of the established net profit targets, subject to a maximum of $500,000 for any calendar year. The established net profit targets for each calendar year are:
a.
First Revenue Year - $1,500,000
b.
Second revenue year - 2021 - $5,000,000
c.
Third revenue year - $8,000,000
d.
Fourth revenue year - $10,000,000
e.
Fifth revenue year - $15,000,000
f.
Beginning with the sixth revenue year and for each calendar year thereafter, net profit targets will be equal to the immediately preceding calendar year’s net profit target incremented by the greater of (1) 50% of the U.S. dollar growth in the amount of net profit in the current year over net profit in the immediately preceding calendar year, or (2) the percentage of overall growth of the market for the category by which the licensed products are generally described.
5.
Unless previously terminated or extended by the parties, the License Agreement will terminate upon expiration of the last U.S. patent in October 2033.

Private Placement Offering

On October 15, 2019, the Company closed a private placement offering of 1,204,820 shares of its Common Stock at a price of $8.30 per share. The purchasers were related party entities to three members of the Company’s Board of Directors. The transaction was approved by all of the disinterested Directors of the Company. The price per share was determined by a special committee of the Board comprised of disinterested Directors who considered an independent third-party valuation of the offering price and other relevant information.

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

The following discussion and analysis of our financial condition is as of September 30, 2019.  The discussion of our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

The Company’s business is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech distributes CellerateRX® Surgical Activated Collagen® Adjuvant (CellerateRX®); HYCOL™ Hydrolyzed Collagen (HYCOL™); BIAKŌS™ Antimicrobial Skin & Wound Cleanser; and PULSAR II™ Advanced Wound Irrigation System (AWI™). The Company plans to launch its BIAKŌS™ Antimicrobial Barrier Film and CuraShield™ No Sting Skin Protectant products in the second quarter of 2020.

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

BIAKŌS™ Antimicrobial Skin & Wound Cleanser is a patented product that effectively disrupts extracellular polymeric substances to eradicate biofilm microbes. BIAKŌS Antimicrobial Skin & Wound Cleanser also provides mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first and second-degree burns as well as grafted and donor sites. BIAKŌS Antimicrobial Skin & Wound Cleanser is effective in killing free-floating microbes, immature, and mature bacterial biofilms such as MRSA and Pseudomonas aeruginosa, and fungal biofilms such as Candida albicans. In addition, BIAKŌS Antimicrobial Skin & Wound Cleanser safety studies show that it is non-cytotoxic, non-irritating, and non-sensitizing to healthy skin and assists in the normal wound healing process. First sales of BIAKŌS™ Antimicrobial Skin and Wound Cleanser occurred in July 2019. In 2020, the Company expects to introduce a gel to complement its BIAKŌS™ Antimicrobial Skin and Wound Cleanser. Both products would be effective against planktonic microbes as well and immature and mature biofilms. When used together, the cleanser can be used initially to clean a wound and disrupt biofilms (removing 99% in 10 minutes). The gel can then be applied and will remain in the wound for up to 72 hours eliminating biofilms between normal dressing changes.

BIAKŌS™ Antimicrobial Barrier Film is a first in-class, antimicrobial spray-on wound dressing that kills microbes while protecting the underlying tissue, helping to remediate damage and prevent further infection. This product can be used on macerated skin and wounds until they have healed after which a clinician could use the CuraShield™ No Sting Skin Protectant to help prevent further tissue damage. CuraShield™ No Sting Skin Protectant is a unique, spray-on bandage designed to protect against incontinence-related dermatitis, colostomy-related dermatitis, and medical adhesive-related skin injuries. It is also applied over bony prominences to reduce friction related injuries and is ideally suited for use in skin-folds as it does not self-adhere and is non-tacky.

PULSAR II™ Advanced Wound Irrigation System (AWI™) is a portable, safe, no touch, painless, selective Hydro-Mechanical Debridement System that effectively removes bacteria and necrotic tissue from wounds without disrupting healthy tissue.

Results of Operations

To provide a meaningful presentation and comparison of our results of operations, this discussion combines the period of January 1, 2018 through August 27, 2018 (Predecessor) with the period of August 28, 2018 through September 30, 2018 (Successor). In the accompanying unaudited interim consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

The Successor financials for the nine months ended September 30, 2019 do not include revenues and expenses related to the Predecessor (SMTI) for the period January 1, 2019 through March 15, 2019. During this period, SMTI’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in SMTI’s results of operations during the nine months ended September 30, 2019.

Revenues.  The Company generated revenues of $2,909,282 for the three months ended September 30, 2019, compared to revenues of $2,222,519 for the three months ended September 30, 2018, representing a 31% increase in revenues. For the nine months ended September 30, 2019, revenues totaled $8,413,667, compared to revenues of $6,446,396 for the nine months ended September 30, 2018, or a 31% increase from prior year. The higher revenues in 2019 were primarily due to the continued execution of the Company’s strategy to expand its sales force and independent distribution network in both new and existing U.S. markets. Revenues included $50,250 in royalty income for each of the three months ended September 30, 2019 and 2018, and $108,875 and $134,000 for the nine months ended September 30, 2019 and 2018, respectively.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2019, was $285,164, compared to costs of goods sold of $204,836 for the three months ended September 30, 2018. Cost of goods sold for the nine months ended September 30, 2019, was $909,333, compared to costs of goods sold of $573,730 for the nine months ended September 30, 2018. The increase over prior year was due to higher sales volume and non-cash obsolescence charges related to certain raw materials and finished goods inventory.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three months ended September 30, 2019, were $3,315,575, as compared to SG&A expenses of $1,975,716 for the three months ended September 30, 2018. SG&A expenses for the nine months ended September 30, 2019, were $8,649,186, as compared to SG&A expenses of $5,678,377 for the nine months ended September 30, 2018. The higher SG&A expenses in 2019 were primarily due to increased payroll costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, and increased marketing costs related to promotional activities for new and existing product lines. Selling expenses (payroll and benefits, commissions, and marketing) contributed to 92% of the increase in total SG&A costs while general and administrative expenses contributed to 8% of the total increase. The expansion of SG&A costs is consistent with the Company’s strategy of building out a larger sales force and independent distribution network. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as the revenue generated by the new sales force begins to offset the cost of expanding the sales force.

Operating income / loss. The operating loss for the three months ended September 30, 2019 was $797,219, compared to operating income of $27,568 during the corresponding quarter of 2018. The operating loss for the nine months ended September 30, 2019 was $1,277,496, compared to operating income of $125,256 during the first nine months of 2018. The operating loss in 2019 was due to the higher SG&A costs described above, which have been driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure. As mentioned above, the Successor financials for the nine months ended September 30, 2019 do not include revenues and expenses related to the Predecessor (SMTI) for the period January 1, 2019 through March 15, 2019. During this period, SMTI’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in SMTI’s results of operations during the nine months ended September 30, 2019.

Interest expense. Interest expense was $46,014 for the three months ended September 30, 2019, as compared to $0 for the three months ended September 30, 2018. Interest expense was $80,925 for the nine months ended September 30, 2019, as compared to $60,608 for the nine months ended September 30, 2018. The higher interest expense was primarily due to the use of our line of credit in 2019.

Net income / loss. The Company had a net loss of $843,233 for the three months ended September 30, 2019, compared to net income of $51,203 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company had a net loss of $1,358,276, compared to net income of $88,585 for the nine months ended September 30, 2018. The net loss was primarily due to higher SG&A costs described above, which have been driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure. As mentioned above, the Successor financials for the nine months ended September 30, 2019 do not include revenues and expenses related to the Predecessor (SMTI) for the period January 1, 2019 through March 15, 2019. During this period, SMTI’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in SMTI’s results of operations during the nine months ended September 30, 2019.

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

We monitor our cash flow, assess our business plan, and make expenditure adjustments accordingly. If appropriate, we may pursue limited financing including issuing additional equity and/or incurring additional debt. Although we have successfully funded our past operations through additional bank debt and issuance of equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital at prices attractive to the Company. If we are unable to obtain additional funding for operations at any time in the future, we may not be able to continue operations as proposed. This would require us to modify our business plan, which could curtail various aspects of our operations or cease operations.

In December 2018, and as amended in June 2019, the Company executed agreements with Cadence Bank, N.A. which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $2,500,000 which matures in June 2020. The expanded line of credit is intended to provide the Company with additional working capital for its product pipeline, sales force expansion and other corporate purposes. As of September 30, 2019, the Company had drawn $2,000,000 on the line of credit.

On October 15, 2019, the Company closed a private placement offering of 1,204,820 shares of its Common Stock at a price of $8.30 per share. The $10 million of cash proceeds of the offering are expected to be used to fund milestone payments under current and future product license agreements, repayment of indebtedness under the Company’s bank line of credit, and operating expenditures, including clinical studies and continued expansion of the Company’s sales force. On October 16, 2019, the Company paid down the entire balance of the line of credit with cash proceeds received through the private placement stock offering. See Note 9 – Subsequent Events for more information regarding the private placement offering.

For the nine months ended September 30, 2019, net cash used in operating activities was $1,333,878 as reported for Successor compared to $2,089 provided by operating activities during the first nine months of 2018 as reported for Predecessor. The higher use of cash in 2019 was due to investments in our sales force expansion and related sales support infrastructure, higher inventory purchases, an increase in accounts receivable as a result of higher sales volume, and an increase in prepaid items related to inventory and the BIAKŌS license agreement.

For the nine months ended September 30, 2019, net cash used in investing activities was $681,831 as reported for Successor, compared to $5,749 used in investing activities during the first nine months of 2018 as reported for Predecessor. The cash used in investing activities was primarily related to the July 8, 2019 license agreement with Rochal Industries, LLC, whereby the Company paid an initial fee of $1,000,000 for the exclusive world-wide rights to market, sell and further develop BIAKŌS™ Antimicrobial Wound Gel, and FDA cleared BIAKŌS™ Antimicrobial Skin and Wound Cleanser.

For the nine months ended September 30, 2019, net cash provided by financing activities was $2,000,000 as reported for Successor, compared to $0 for the nine months ended September 30, 2018 as reported for Predecessor. The cash was funded by draws against our bank line of credit.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on this assessment, management concluded that as of September 30, 2019, internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Management is currently evaluating the steps that would be necessary to eliminate this material weakness.

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

Part II — Other Information

Item 1.  Legal Proceedings

As of September 30, 2019, and as of this filing date, the Company has no outstanding legal proceedings.

Item 1a.  Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

This item is not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1*	Exclusive License Agreement dated October 1, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanara MedTech Inc.

November 14, 2019	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer