Form 10-K
period 2019-12-31
Sanara MedTech Inc.
filed 2020-03-26
CIK 714256

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
------------------------------------------------------
Commission File Number 0-11808

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 based on the $5.51 closing price as of such date was approximately $6,526,022

As of February 21, 2020, 6,023,732 shares of the Issuer’s $.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-K
For the Year Ended December 31, 2019

LETTER FROM THE EXECUTIVE CHAIRMAN AND VICE CHAIRMAN

To Our Shareholders:

2019 was a pivotal year for our Company with continued growth and substantial progression in the execution of our long-term strategic plan including our six areas of strategic focus.

2019 Performance

With an increase in revenues of 34% over 2018, Sanara delivered double-digit revenue growth for the seventh consecutive year. Total revenues increased to $11.8 million for 2019 compared to revenues of $8.8 million for 2018.

To be poised for future growth, in 2019, we invested in expanding our sales force and independent distribution network in geographic areas that hadn’t been covered as well as the related support infrastructure. In addition, we increased our clinical study to prove out our product evidence-based healing and value proposition.

You will find more detail on all these areas in this report.

Organization

In August 2019, we doubled the size of our Board from three directors to six, including two individuals new to the Company: Kenneth E. Thorpe, Ph.D. and Ann Beal Salamone, M.S. Both Dr. Thorpe and Ms. Salamone have extensive health care experience and very distinguished and successful careers. Dr. Thorpe currently is Chair of the Department of Health Policy & Management at Emory University, Atlanta, Georgia and is a frequent national presenter on issues of health care reform, financing, and insurance. Ms. Salamone is a member of the National Academy of Engineering and currently serves as Chairman of the Board of Rochal Industries LLC based in San Antonio, Texas, and is one of the principal inventors of Rochal’s many wound care products.

Management Update

In 2019 we implemented one of our strategic plan initiatives to manage our operations in two distinct divisions: (1) Surgical and (2) Wound Care. In May, Zachary B. Fleming was appointed to the position of President, Surgical. Mr. Fleming joined the Company as Vice President of Sales in November 2017, and successfully led the surgical team to achieve sales growth of forty percent in 2018 and thirty-eight percent in 2019. Also, in Mayof 2019, Shawn M. Bowman was appointed to the position of President, Wound Care. Mr. Bowman joined the Company as Vice President and General Manager, Wound Care in September 2018. He has eighteen years of key experience in the medical device, biologics and pharmaceutical industries. As a result of their managerial skills and achievements, Mr. Fleming and Mr. Bowman were appointed Co-Chief Operating Officers in January of 2020 in addition to maintaining their positions as Presidents of their respective operating divisions.

In January 2020, the Company engaged Don Stelly to provide operational expertise in support of the expansion of our wound and skin care business. Prior to his engagement by Sanara, Mr. Stelly was the President and Chief Operating Officer of LHC Group, Inc., a national provider of in-home healthcare and brings a wealth of experience in the post-acute care setting.

Operations Update

Driving innovation with new product development and a commercial pipeline is key to improving patient outcomes. In line with our six focus areas of wound and skin care which are: debridement, biofilm management, hydrolyzed collagen, advanced biologics, adjunct products for Negative Pressure Wound Therapy, and oxygen delivery systems for the wound bed, the Company introduced the following products in 2019:

●
PULSAR II™ Advanced Wound Irrigation System (AWI™), a portable, no touch, painless, hydro-mechanical debridement system that removes bacteria and necrotic tissue without disrupting healthy tissue;

●
BIAKŌS™ Antimicrobial Skin & Wound Cleanser, a patented wound cleansing spray that disrupts extracellular polymeric substances to eradicate biofilm; and

●
HYCOL™, an additive free Type I bovine collagen that provides hydrolyzed collagen fragments to the wound bed that are a fraction of the size of native collagen.

2020 Events

As we move forward, the Company will aggressively pursue its mission to improve patient outcomes through evidence-based healing solutions. The Company is well positioned to increase its sales of the current products as a result of its expanded sales force and distribution capabilities.

In the first quarter of 2020, the Company’s BIAKŌS™ Antimicrobial Skin & Wound Gel received FDA clearance. This product, developed by our primary new product developer, Rochal Industries, is currently going through the manufacturing and commercialization process and is expected to launch later this year. We are also in discussions with various parties to license, acquire, and/or partner in new product opportunities related to our six focus areas of wound and skin care.

The Company continued its record sales in the first two months of 2020, but, with the unforeseen impact of the COVID-19 virus to the global economy we expect a downturn in our business primarily due to the delay in elective surgeries. We are committed to ensuring that our customers and patients continue to have access to our products during this difficult time. To manage this situation, we are taking steps to cut costs, manage cash-flow, and continue to generate revenue from both our wound care and surgical businesses.

Sincerely,

Ron Nixon
Executive Chairman

J. Michael Carmena
Vice Chairman

PART I

Item 1. BUSINESS

Background

The terms “Sanara MedTech,” “we,” “the Company,” “SMTI,” “our,” and “us” as used in this report refer to Sanara MedTech Inc. and its subsidiaries. The Company was organized on December 14, 2001, as a Texas corporation under the name eAppliance Innovations, Inc. In June of 2002, MB Software Corporation, a public corporation formed under the laws of Colorado, merged with the Company and the Company changed its name to MB Software Corporation as part of the merger. In May of 2008, the Company changed its name to Wound Management Technologies, Inc. In May of 2019, the Company changed its name to Sanara MedTech Inc.

The Company’s business is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech products include CellerateRX® Surgical Activated Collagen® Adjuvant (CellerateRX); HYCOL™ Hydrolyzed Collagen (HYCOL); BIAKŌS™ Antimicrobial Skin & Wound Cleanser (BIAKŌS AWC); and PULSAR II™ Advanced Wound Irrigation System (AWI™).

The Company’s exclusive license to sell and distribute CellerateRX products in the human health care market (excluding dental and retail) expired on February 27, 2018. The license permitted the Company to continue to sell and distribute products through August 27, 2018. Subsequent to the expiration of the license agreement between the Company and Applied Nutritionals, LLC, an affiliate of The Catalyst Group, Inc. (Catalyst) acquired an exclusive license to distribute CellerateRX products in the United States, Canada and Mexico.

Effective August 28, 2018, the Company consummated definitive agreements that continued the Company’s operations to market the its principal products, CellerateRX, through a 50% ownership interest in a newly formed limited liability company, Cellerate, LLC. The remaining 50% ownership interest was held by an affiliate of Catalyst. As part of this transaction, the Company issued a convertible promissory note to the affiliate of Catalyst which converted into shares of common stock at an adjusted price of $9.00 per share. Cellerate, LLC conducted operations with an exclusive sublicense from Catalyst’s affiliate to distribute CellerateRX products in the United States, Canada and Mexico (the sublicense was subsequently amended to include worldwide distribution rights). On March 15, 2019, the Company executed and closed an agreement with Catalyst to acquire Catalyst’s 50% equity interest in Cellerate, LLC. After closing the acquisition, the Company owned 100% of Cellerate, LLC, and as a wholly owned subsidiary began reporting its financial results on a consolidated basis beginning March 15, 2019. The Company acquired the remaining 50% equity interest in Cellerate, LLC in exchange for the issuance of 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock.

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

On February 7, 2020, the affiliate of Catalyst converted its promissory note into 179,101 shares of common stock and also converted its Series F Convertible Preferred Stock into 2,273,630 shares of common stock.

The Products

CellerateRX products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons on surgical wounds. HYCOL products are available through skilled nursing facilities, wound care clinics and other medical facilities, and are intended for the management of full and partial thickness wounds including pressure ulcers, venous and arterial leg ulcers and diabetic foot ulcers. HYCOL is currently approved for reimbursement under Medicare Part B. We believe CellerateRX and HYCOL products are unique in composition, superior to other products in clinical performance, and demonstrate the ability to reduce costs associated with the standards of care for their intended uses.

BIAKŌS AWC is an FDA cleared, patented product that effectively disrupts extracellular polymeric substances to eradicate biofilm microbes. BIAKŌS AWC also provides mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first and second-degree burns as well as grafted and donor sites. BIAKŌS AWC is effective in killing free-floating microbes, immature, and mature bacterial biofilms and fungal biofilms. In addition, BIAKŌS AWC safety studies show that it is non-cytotoxic, non-irritating, and non-sensitizing to healthy skin and assists in the normal wound healing process. First sales of BIAKŌS AWC occurred in July 2019

PULSAR II™ Advanced Wound Irrigation System (AWI™) is a portable, no touch, painless, selective hydro-mechanical debridement system that effectively removes bacteria and necrotic tissue from wounds without disrupting healthy tissue.

New Products, Markets and Services

The Company received notification of FDA clearance for BIAKŌS™ Antimicrobial Wound Gel in February 2020 and expects to launch the product in 2020 to complement its BIAKŌS™ AWC. Both products are effective against planktonic microbes as well and immature and mature biofilms. When used together, the cleanser can be used initially to clean a wound and disrupt biofilms (removing 99% in 10 minutes). The gel can then be applied and will remain in the wound for up to 72 hours eliminating biofilms between normal dressing changes.

The Company also expects to introduce BIAKŌS™ Antimicrobial Barrier Film (BIAKŌS ABF) in the latter part of 2020. BIAKŌS ABF is an FDA cleared, first in-class, antimicrobial spray-on wound dressing that kills microbes while protecting underlying tissue, helping to remediate damage and prevent further infection. This product can be used on macerated skin and wounds.

Marketing, Sales and Distribution

The Company’s CellerateRX Surgical products are attracting increased business from hospitals and surgery centers due to their recognized benefits including efficacy and economic value. The surgical products are used in specialty areas including total joint replacement, spine, orthopedic, trauma, vascular, general, plastic and reconstructive surgeries and podiatry. The surgical products are sold through a growing network of surgical specialty distributors and Company representatives who are credentialed to demonstrate the products in surgical settings.

The Company’s advanced wound care products are primarily distributed to the post-acute care settings including long-term care facilities, home health, wound care centers, and professional medical offices. Due to the expansion of our distribution network, the increasing prevalence of diabetic and decubitus (pressure) ulcers, and the demonstrated efficacy of our products, we believe demand for our products will grow significantly in 2020. We believe our products are unique in composition, superior to other products in clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. Our wound care products are sold by Company representatives supplemented by major medical-surgical distributors, independent distributors, and durable medical equipment (DME) distributors.

Staffing

As of March 26, 2020, the Company has a staff of 40, consisting of 38 full-time employees and 2 part time employees.

Competition

The wound care market is served by a number of large, multi-product line companies as well as a number of small companies. Our products compete with primary dressings, advanced wound care products, collagen matrices and other biopharmaceutical products. Manufacturers and distributors of competitive products include Smith & Nephew plc, Acelity L.P. Inc., Medline Industries, Inc., ACell Inc., and Integra LifeSciences Holdings Corporation. Many of our competitors are significantly larger than we are and have greater financial and personnel resources. We believe, however, that our products outperform our competitors’ currently available products by improving efficacy, reducing the cost of patient care, and replacing numerous products with a single primary dressing.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC are also available free of charge through the Company’s website (http://www.sanaramedtech.com/), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests it.

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

The Company has incurred net losses in most years since we began our current operations in 2004. We plan to continue making significant investments in our sales and clinical programs which substantially increase our operating expenses. Consequently, we will need to continue our revenue growth to become profitable in the future. We cannot offer any assurance that we will be able to generate future sales growth. If we fail to achieve profitability, our stock price may decline and you may lose part or all of your investment.

Our revenue growth for a particular period is difficult to predict, and a shortfall in forecast revenues may harm our operating results.

Because we are a relatively small company, our revenue growth and consequently results of operations are difficult to predict. We plan our operating expense levels based primarily on forecasted revenue levels. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce our fixed expenses in response to short-term revenue shortfalls. We have experienced fluctuations in revenue and operating results from quarter to quarter and anticipate that these fluctuations will continue until we achieve a critical mass with our product sales. These fluctuations can result from a variety of factors, including:

●
the uncertainty surrounding our ability to attract new customers and retain existing customers;

●
the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;

●
issues in order fulfillment for our products;

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

●
changes in practice guidelines and the standard of care for the targeted indication

●
the effectiveness of our sales and marketing efforts or that of our independent sales distributors.

Our ability to effectively promote and sell any approved products may also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement, if any. In addition, our efforts to educate the medical community on the benefits of our products may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful. If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

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

We have a history of operating losses and negative cash flow from operating activities with the exception of 2016 and 2018. As such, we have utilized funds from offerings of our securities to fund our operations. Future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, risks from competitors, regulatory approval of our new products, technological change, and dependence on key personnel. Although we have taken steps to improve our overall liquidity, if our cash flow is insufficient, we may be forced either to secure additional amounts to our bank line of credit or seek additional equity financing in order to:

●
fund operating losses;

●
increase marketing to address the market for wound care and surgical products;

●
take advantage of opportunities, including more rapid expansion or acquisitions of complementary products or businesses;

●
hire, train and retain employees;

●
develop and/or distribute new products; and/or

●
respond to economic and competitive pressures.

If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders may be reduced which may have a negative impact on the market price of our common stock. Our future success may be determined in large part by our ability to obtain additional financing, and the incurrence of indebtedness would result in increased debt service obligations which could result in operating and financing covenants that would restrict our operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, our operating results and financial condition may suffer.

Failure to retain and recruit key personnel would harm our ability to meet key objectives.

Our success depends, in large part, on our ability to attract and retain skilled executive, managerial, sales and marketing personnel. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such executive officers and other key personnel. The inability to hire qualified personnel or the loss of services of our executive officers or key personnel may have a material adverse effect on our business.

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

Competition from other medical device companies is significant and could be significantly affected by new product introductions and other market activities of industry participants. We compete with other companies in acquiring rights to products or technologies from third party developers. Although our products have performed well in customer evaluations, we are a relatively unknown brand in a market controlled, in large part, by companies with a large customer base. We may not, even with strong customer accounts, be able to establish the credibility necessary to secure large national customers.

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

The presence of competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a profitable price or may prevent us from selling our products at all. Our failure to compete effectively would have a material adverse effect on our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we use networks to collect and store sensitive data, including intellectual property, proprietary business information and important information of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. Further, such access, disclosure or loss may cause disruption of our operations and the services we provide to customers, damage to our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

The wound care sector of the medical products industry is characterized by a multitude of technologies and intense competition. Our competitors currently manufacture and distribute a variety of products that are, in many respects, comparable to our products. Many suppliers of competing products are considerably larger and have much greater resources than we have. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound care products on their own or through joint ventures. It is possible that these competitors may develop technologies and products that are more effective than any we currently have. If this occurs, any of our products and technology affected by these developments could become obsolete.

We may have exposure to product liability claims.

Although we have contractual indemnity from the manufacturer of CellerateRX for certain liability claims related to its production, we could face a product liability claim outside of the scope of the contractual indemnity. We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or parties marketing the products we sell. In any event, indemnification from the manufacturer of CellerateRX or from any other party is limited by the terms of the indemnity and by the creditworthiness of the indemnifying party. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business. In the event that we do not have adequate insurance or contractual indemnification, product liability claims relating to defective products could have a material adverse effect on our business.

RISKS RELATED TO INTELLECTUAL PROPERTY:

If we are unable to protect our intellectual property rights adequately, we may not be able to compete effectively.

Part of our success depends on our ability to protect proprietary rights to technologies used in certain of our products. We rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. Patents and patent applications for the products we have may not be broad enough to prevent competitors from introducing similar products into the market. Our patents or our attempts to enforce them may not necessarily be upheld by the courts. Efforts to enforce any of our proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert management’s attention. There can be no assurance that our proprietary rights will not be challenged, invalidated or circumvented or that the rights will in fact provide competitive advantages to us.

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

Following initial regulatory approval of any products that we may develop, we will be subject to continuing regulatory review, including review of adverse (drug or device) experiences or reactions and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturing facilities we use (and may use) to make any of our products may become subject to periodic review and inspection by the FDA. If a previously unknown problem with a product or a manufacturing and laboratory facility used or contracted by us is discovered, the FDA may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, for products we develop in the future, we and our contract manufacturers may be subject to ongoing FDA requirements for submission of safety and other post-market information. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

Further, various healthcare reform proposals have emerged at the federal and state levels. We cannot predict whether foreign, federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. The implementation of new legislation and regulation may lower reimbursements for our products or reduce medical procedure volumes, which would likely adversely affect our business. In addition, the enacted excise tax may materially and adversely affect our business.

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

A significant portion of our wound care products are purchased principally for the Medicare and Medicaid eligible population by hospital outpatient clinics, wound care clinics, durable medical equipment (DME) suppliers and skilled nursing facilities (SNFs), which typically bill various third-party payers, primarily state and federal healthcare programs (e.g., Medicare and Medicaid), and managed care plans, for the products and services provided to their patients. Although our wound care products are currently eligible for reimbursement under Medicare Part B, adjustments to our reimbursement amounts or a change in Centers for Medicare & Medicaid Services’ (CMS) reimbursement policies could have an adverse effect on our market opportunities in this area. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical to the success of our business because reimbursement status affects which products our customers purchase and the prices they are willing to pay. In addition, our ability to obtain reimbursement approval in foreign jurisdictions may affect our ability to expand our product offerings internationally.

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

●
regulatory developments in the U.S. and foreign countries, both generally or specific to us and our products; and

●
intellectual property, product liability or other litigation against us; and

●
Relatively low trading volume

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

We have not paid, and we are unlikely to pay cash dividends on our securities in the near future.

We have not paid and do not currently intend to pay dividends on our common stock, which may limit the current return available on an investment in our stock. Future dividends on our stock, if any, will depend on our future earnings, capital requirements, financial condition and such other factors as our management personnel may consider relevant. Currently, we intend to retain earnings, if any, to increase our net worth and reserves.

A few of our existing shareholders own a large percentage of our voting stock and have control over matters requiring stockholder approval and may delay or prevent a change in control.

Our directors own and through their affiliates control a large percentage of our common stock (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). As a result, our directors and their affiliates could have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions. This concentration of control could be disadvantageous to other shareholders having different interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors sometimes perceive disadvantages in owning stock in companies with controlling stockholders. In addition, our Certificate of Formation contains a provision which under the Texas Business Organizations Code could allow the large shareholders who own a majority of the common stock to approve certain major transactions without the approval of other shareholders that otherwise would be required under Texas corporation law.

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

FORWARD-LOOKING STATEMENTS:

When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company’s executive officers, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “plan”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company periodically enters into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. In accordance with the transition guidance of Accounting Standards Codification (“ASC”) Topic No. 842, such arrangements are included in our balance sheet as of January 1, 2019.

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

The Company has two operating leases: an office space lease with a remaining lease term of 54 months and a copier lease with a remaining lease term of 19 months as of December 31, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which practical expediency has been elected to not recognize lease assets and lease liabilities.

In March 2017, and as amended in March 2018, the Company executed a new office lease effective April 1, 2019 for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. On July 1, 2019, the Company amended its office lease agreement related to its current office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. The amended lease became effective on August 22, 2019 upon completion by landlord of certain leasehold improvements. Under the terms of the amended lease agreement, the Company leased an additional 1,682 rentable square feet of office space which brought the total square footage leased to 5,877. The amended lease agreement extends the original term of the lease for a period of 36 months through June 30, 2024. The monthly base rental payments are as follows:

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

In accordance with ASC 842, the Company has recorded lease assets of $585,251 and a related lease liability of $598,917 as of December 31, 2019. Cash paid for amounts included in measurement of operating lease liabilities as of December 31, 2019 was $95,530 The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

December 31, 2019
2020	$150,887
2021	151,317
2022	151,333
2023	154,271
2024	77,870
Total lease payments	685,678
Less imputed interest	(86,761)
Present value of lease liabilities	$598,917

As of December 31, 2019, our operating leases have a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 6.25%.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, and as of this filing date, the Company has no outstanding legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on OTCQB market of the OTC Markets Group under the trading symbol “SMTI.” OTCQB is one of three tiers established by OTC Markets Group, Inc. Reverse Stock Split and Reduction of Authorized Capital Stock

 On May 10, 2019, the Company completed a recapitalization of the Company which included:

(1) a 1-for-100 reverse stock split of the outstanding Common Stock under which every shareholder received one share of Common Stock for every 100 shares of Common Stock held;

(2) the reduction of the authorized capital stock of the Company to 20,000,000 shares of Common Stock and 2,000,000 shares of preferred stock; and

(3) the change of the name of the Company from “Wound Management Technologies, Inc.” to “Sanara MedTech Inc.”

In addition, on June 6, 2019 the Company changed the trading symbol of its Common Stock to “SMTI”. The post-split Common Stock is traded under the CUSIP number 79957L100. In connection with the reverse stock split, the Company adjusted the conversion and voting provisions of the Series F Convertible Preferred Stock by a factor of 100 and proportionately adjusted the Company's outstanding employee stock options.

Record Holders

As of February 21, 2020, there were 207 shareholders of record and there were 6,023,732 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the years ended December 31, 2018, and 2019:

On March 6, 2018, the Company issued 226,514 shares of Common Stock for the conversion of $1,200,000 in convertible debt held by related parties and $385,594 in accrued interest. In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C Preferred Stock dividends.

On October 15, 2019, the “Company closed a private placement offering of 1,204,820 shares of its common stock at a price of $8.30 per share. All shares were sold by the Company as newly issued shares. The purchasers in the offering consist of related party entities to three members of the Company’s Board of Directors. The transaction was approved by all of the disinterested Directors of the Company. The price per share was determined by a special committee of the Board comprised of disinterested Directors who considered an independent third-party valuation of the offering price and other relevant information.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements about future revenues, operating results, plans and expectations. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I, Item 1A. Risk Factors. In addition, the following discussion should be read in conjunction with Part 1 of this report on Form 10-K as well as with our consolidated financial statements and the related Notes contained in Item 8 of this report.

Overview

The Company’s business is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech products include CellerateRX® Surgical Activated Collagen® Adjuvant (“CellerateRX”); HYCOL™ Hydrolyzed Collagen (“HYCOL”); BIAKŌS™ Antimicrobial Skin & Wound Cleanser (“BIAKŌS AWC”); and PULSAR II™ Advanced Wound Irrigation System.

Liquidity and Capital Resources

Cash on hand at December 31, 2019 was $6,611,928, compared to $176,421 at December 31, 2018. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated cash needs for at least the next twelve months.

On October 15, 2019, the Company closed a private placement offering of 1,204,820 shares of its Common Stock at a price of $8.30 per share. The $10 million of cash proceeds of the offering are expected to be used to fund milestone payments under current and future product license agreements, repayment of indebtedness under the Company’s bank line of credit, and operating expenditures, clinical studies and continued expansion of the Company’s sales force. On October 16, 2019, the Company paid down the entire balance of the line of credit of $2,200,000 with cash proceeds received through the private placement stock offering.

During 2018 and 2019, our principal sources of liquidity have been our cash generated from operations, cash provided through a bank line of credit, and more recently, through a private placement offering discussed above. Cash consists of cash on deposit with banks. Historically, we have financed our operations primarily from the sale of debt and equity securities.  No financing activities occurred in 2018.

We monitor our cash flow, assess our business plan, and make expenditure adjustments accordingly. If appropriate, we may pursue limited financing including issuing additional equity and/or incurring additional debt. Although we have successfully funded our past operations through additional bank debt and issuance of equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital at prices attractive to the Company. If we are unable to obtain additional funding for operations at any time in the future, we may not be able to continue operations as proposed. This would require us to modify our business plan, which could curtail various aspects of our operations.

In December 2018, and as amended in June 2019, the Company executed agreements with Cadence Bank, N.A. which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $2,500,000 which matures in June 2020. The expanded line of credit is intended to provide the Company with additional working capital for its product pipeline, sales force expansion and other corporate purposes. At December 31, 2019, the Company had no outstanding balance on the line of credit.

 For the year ended December 31, 2019, net cash used in operating activities was $2,167,401 as reported for Successor, compared to $517,079 provided by operating activities for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The higher use of cash in 2019 was due to investments in our sales force expansion and related sales support infrastructure, higher inventory purchases, and an increase in prepaid items related to inventory.

For the year ended December 31, 2019, net cash used in investing activities was $1,197,097 as reported for Successor, compared to $27,770 used in investing activities during the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The cash used in 2019 investing activities was primarily related to new product licenses whereby the Company paid $1,500,000 for the exclusive worldwide rights to market and sell certain FDA cleared products developed by Rochal Industries, LLC.

For the year ended December 31, 2019, net cash provided by financing activities was $9,800,005 as reported for Successor, compared to $0 for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The cash provided by financing activities was funded by the October 15, 2019 private placement offering discussed above.

Results of Operations

To provide a meaningful presentation and comparison of our results of operations, this discussion combines the period of January 1, 2018 through August 27, 2018 (Predecessor) with the period of August 28, 2018 through December 31, 2018 (Successor). In the accompanying consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

The Successor financials for the twelve months ended December 31, 2019 do not include revenues and expenses related to the Predecessor for the period January 1, 2019 through March 15, 2019. During this period, the Predecessor’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in the Company’s results of operations during the twelve months ended December 31, 2019.

Revenues.  For the year ended December 31, 2019, the Company generated revenues of $11,766,763 compared to revenues of $8,779,872 for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods, or a 34% increase from prior year. The higher revenues in 2019 were primarily due to the continued execution of the Company’s strategy to expand its sales force and independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2019, was $1,209,300, compared to costs of goods sold of $852,124 for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The increase over prior year was due to higher sales volume and non-cash obsolescence charges related to certain raw materials and finished goods inventory.

Selling, general and administrative expenses (“SG&A). SG&A expenses for the year ended December 31, 2019, were $13,297,520 compared to SG&A expenses of $7,715,613 for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The higher SG&A expenses in 2019 were primarily due to increased payroll costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, and increased marketing costs related to promotional activities for new and existing product lines. Direct selling costs represented the vast majority of the increase in total SG&A costs as we more than doubled the size of our field sales organization from eight to eighteen in 2019.

The higher SG&A costs are consistent with the Company's strategy of building out a larger sales force and independent distribution network. New sales representatives generally take six to twelve months on average to begin generating significant revenue. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as the revenue generated by its new sales force begins to offset the cost of expanding the sales force.

Interest expense.  Interest expense was $105,919 for the year ended December 31, 2019, as compared to $60,608 for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The higher interest expense was primarily due to the use of our line of credit in 2019.

Net income / loss. For the year ended December 31, 2019, the Company had a net loss of $2,814,088, compared to net income of $175,464 for the year ended December 31, 2018 as reported for the combined Predecessor and Successor periods. The net loss in 2019 was due to higher SG&A costs described above, which have been driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure as well as other areas of administrative support. As mentioned above, the Successor financials for the year ended December 31, 2019 do not include revenues and expenses related to the Predecessor for the period January 1, 2019 through March 15, 2019. During this period, Predecessor’s revenues were approximately $34,000 and expenses were approximately $348,000, which are not reflected in the Company’s results of operations during the year ended December 31, 2019.

COVID-19 Update

During the first quarter of 2020, the COVID-19 virus emerged as a threat to the global economy including the Company. To date, the virus and the associated slowdown in surgical procedures has had a moderate impact on the Company's business. With a significant percentage of the Company's revenue derived from elective surgeries that have been or will be postponed, management is expecting a decline in revenue. The Company is proactively taking significant steps to cut costs, manage cash-flow, and continue to generate revenue from both its wound care and surgical businesses. The duration and severity of the impact from the COVID-19 virus is unclear, but management believes that surgical procedures currently being delayed will eventually be performed potentially leading to a significant increase in orders for the Company’s products.

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

SANARA MEDTECH INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Sanara MedTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sanara MedTech, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019 (Successor), the period from August 28, 2018 to December 31, 2018 (Successor) and for the period from January 1, 2018 to August 27, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2019 (Successor), the period from August 28, 2018 to December 31, 2018 (Successor) and for the period from January 1, 2018 to August 27, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 26, 2020

SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	December 31,	December 31,
Assets	2019	2018
Current assets
Cash and cash equivalents	$6,611,928	$176,421
Accounts receivable, net of allowance for bad debt of $60,012 and $0	1,285,165	1,022,500
Royalty receivable	50,250	-
Inventory, net of allowance for obsolescence of $43,650 and $484	746,519	465,314
Prepaid and other assets	161,902	26,446
Total current assets	8,855,764	1,690,681

Long-term assets
Property, plant and equipment, net of accumulated depreciation of $60,694 and $511	204,953	18,777
Right of use assets – operating leases	585,251	-
Intangible assets, net of accumulated amortization of $603,580 and $0	1,471,194	-
Total long-term assets	2,261,398	18,777

Total assets	$11,117,162	$1,709,458

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$337,504	$156,727
Accounts payable – related party	68,668	36,203
Accrued royalties and expenses	528,060	228,606
Accrued bonus and commissions	1,588,056	701,125
Operating lease liability - current	117,533	-
Line of credit	-	-
Total current liabilities	2,639,821	1,122,661

Long-term liabilities
Operating lease liability – long term	481,384	-
Convertible notes payable – related party	1,500,000	-
Accrued interest - related party	103,557	-
Total long-term liabilities	2,084,941	-

Total liabilities	4,724,762	1,122,661

Shareholders' equity
Series F Convertible Preferred Stock: $10 par value, 1,200,000 shares authorized; 1,136,815 issued and outstanding as of December 31, 2019 and 1,136,815 issued and outstanding as of December 31, 2018	11,368,150	11,368,150
Common Stock: $0.001 par value, 20,000,000 shares authorized; 3,571,001 issued and outstanding as of December 31, 2019 and none issued and outstanding as of December 31, 2018	3,571	-
Additional paid-in capital	(2,081,829)	(10,919,639)
Retained earnings (accumulated deficit)	(2,675,802)	138,286
Total Sanara MedTech shareholders' equity	6,614,090	586,797
Equity attributable to noncontrolling interest	(221,690)	-
Total shareholders' equity	6,392,400	586,797

Total liabilities and shareholders' equity	$11,117,162	$1,709,458

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	January 1, 2019 – December 31, 2019	August 28, 2018-December 31, 2018	January 1, 2018-August 27, 2018

Revenues	$11,766,763	$3,006,320	$5,773,552

Cost of goods sold	1,209,300	371,421	480,703

Gross profit	10,557,463	2,634,899	5,292,849

Operating expenses
Selling, general and administrative expenses	13,067,569	2,519,469	5,126,650
Depreciation and amortization	119,951	511	56,425
Bad debt expense	110,000	-	12,558
Total operating expenses	13,297,520	2,519,980	5,195,633

Operating income (loss)	(2,740,057)	114,919	97,216

Other income / (expense)
Other income	10,198	23,367	570
Interest expense	(105,919)	-	(60,608)
Total other income / (expense)	(95,721)	23,367	(60,038)

Net income (loss)	(2,835,778)	138,286	37,178

Less: Net loss attributable to noncontrolling interest	(21,690)	-	-

Net income (loss) attributable to Sanara MedTech Inc.	(2,814,088)	138,286	37,178

Series C Preferred Stock dividends	-	-	(28,061)
Series C Preferred Stock inducement dividends	-	-	(103,197)

Net income (loss) attributable to Sanara MedTech common shareholders	$(2,814,088)	$138,286	$(94,080)

Basic loss per share of Common stock	$(1.32)	$-	$(0.05)

Diluted loss per share of Common Stock	$(1.32)	$-	$(0.05)

Weighted average number of common shares outstanding basic	2,132,745	-	2,068,941

Weighted average number of common shares outstanding diluted	2,132,745	-	2,068,941

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Predecessor	Preferred Stock Series C		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2017	85,561	$855,610	1,134,279	$1,134	$46,114,357	(41)	$(120)	$(46,868,443)	$-	$102,538
Conversion of Series C Preferred Shares	(85,561)	(855,610)	855,605	855	854,755	-	-	-	-	-
Series C Dividend	-	-	150,067	150	(150)	-	-	-	-	-
Common Stock issued for conversion of debt	-	-	226,514	227	1,585,367	-	-	-	-	1,585,594
Recognition of stock option expense	-	-	-	-	14,867	-	-	-	-	14,867
Net income (loss)	-	-	-	-	-	-	-	37,178	-	37,178
Balance at August 27, 2018	-	$-	2,366,465	$2,366	$48,569,196	(41)	$(120)	$(46,831,265)	$-	$1,740,177

Successor	Preferred Stock Series F		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/(Deficit)	Interest	Equity (Deficit)
Issuance of preferred stock upon formation on August 28, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$-	$-	$448,511
Net income (loss)	-	-	-	-	-	-	-	138,286	-	138,286
Balance at December 31, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$138,286	$-	$586,797
Reverse recapitalization	-	-	2,366,465	2,366	(1,159,929)	(41)	-	-	-	(1,157,563)
Treasury stock retirement	-	-	(41)	-	-	41	-	-	-	-
Repurchase and cancellation of fractional shares	-	-	(243)	-	(1,061)	-	-	-	-	(1,061)
Private placement stock issue	-	-	1,204,820	1,205	9,998,800	-	-	-	-	10,000,005
Advance on future noncontrolling interest distribution	-	-	-	-	-	-	-	-	(200,000)	(200,000)
Net income (loss)	-	-	-	-	-	-	-	(2,814,088)	(21,690)	(2,835,778)
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	-	$-	$(2,675,802)	$(221,690)	$6,392,400

The accompanying notes are an integral part of these consolidated financial statements.

 SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	January 1, 2019 – December 31, 2019	August 28, 2018-December 31, 2018	January 1, 2018-August 27, 2018

Cash flows from operating activities:
Net income (loss)	$(2,835,778)	$138,286	$37,178
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	119,951	511	56,425
Interest expense on convertible debt	61,934	-	60,608
Loss on disposal of asset	15,944	-	-
Bad debt expense	110,000	-	12,558
Recognition of vesting stock option expense	-	-	14,867
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(324,368)	(1,022,500)	(313,969)
(Increase) decrease in inventory	(281,205)	(16,803)	262,886
(Increase) decrease in prepaid and other assets	(455,960)	(26,446)	(23,320)
Increase (decrease) in accounts payable	(65,037)	156,727	189,388
Increase (decrease) in accounts payable related parties	(19,599)	36,203	(36,097)
Increase (decrease) in accrued royalties and expenses	282,004	228,606	(170,467)
Increase (decrease) in accrued liabilities	1,224,713	701,125	231,313
Net cash flows provided by (used in) operating activities	(2,167,401)	195,709	321,370

Cash flows from investing activities:
Purchase of property and equipment	(182,825)	(19,288)	(8,482)
Cash received in reverse acquisition	508,973	-	-
Repurchase and cancellation of fractional shares	(1,061)	-	-
Proceeds from disposal of assets	301
Purchase of intangible assets	(1,522,485)	-	-
Net cash flows used in investing activities	(1,197,097)	(19,288)	(8,482)

Cash flows from financing activities:
Draw on line of credit	2,200,000	-	-
Payment on line of credit	(2,200,000)
Private placement stock issue	10,000,005	-	-
Advance on future noncontrolling interest distribution	(200,000)	-	-
Net cash flows from financing activities	9,800,005	-	-

Net increase in cash	6,435,507	176,421	312,888
Cash and cash equivalents, beginning of period	176,421	-	463,189
Cash and cash equivalents, end of period	$6,611,928	$176,421	$776,077

Cash paid during the period for:
Interest	$43,985	$-	$-
Income taxes	-	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for dividends on Series C Preferred Stock	-	-	15,007
Common stock issued for conversion of Series C Preferred Stock	-	-	85,561
Common stock issued for conversion of Related Party debt and interest	-	-	1,585,594
Preferred Shares issued for inventory contribution	-	448,511	-
Common stock issued in reverse capitalization; less cash received of $508,973	1,666,537	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

The Company’s business is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech products include CellerateRX® Activated Collagen® Adjuvant (CellerateRX); HYCOL™ Hydrolyzed Collagen (HYCOL); BIAKŌS™ Antimicrobial Skin & Wound Cleanser (BIAKŌS); and PULSAR II™ Advanced Wound Irrigation System (Pulsar II).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND BASIS OF PRESENTATION

The terms “Sanara MedTech,” “we,” “the Company,” “SMTI,” “our,” and “us” as used in this report refer to Sanara MedTech Inc. and its subsidiaries. The Company was organized on December 14, 2001, as a Texas corporation under the name eAppliance Innovations, Inc. In June of 2002, MB Software Corporation, a public corporation formed under the laws of Colorado, merged with the Company and the Company changed its name to MB Software Corporation as part of the merger. In May of 2008, the Company changed its name to Wound Management Technologies, Inc. On May 10, 2019, the Company changed its name from Wound Management Technologies, Inc. to Sanara MedTech Inc.

On August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX, through a 50% ownership interest in a newly formed Texas limited liability company, Cellerate, LLC which began operations on September 1, 2018. The remaining 50% ownership interest was held by an affiliate of The Catalyst Group, Inc. (Catalyst), which acquired the exclusive license to CellerateRX products. Cellerate, LLC conducts operations with an exclusive sublicense from the Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. Catalyst had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company’s investment in Cellerate, LLC was reported using the equity method of accounting in the Company’s Quarterly Report on Form 10-Q filed November 14, 2018, and in the Company’s Annual Report on Form 10-K filed on April 1, 2019.

On March 15, 2019, the Company acquired Catalyst’s 50% interest in Cellerate, LLC (the Cellerate Acquisition) in exchange for 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock was convertible at the option of the holder, at any time, into 2 shares of common stock, adjusted for the 1-for-100 reverse stock split of the Company’s common stock which became effective on May 10, 2019. Additionally, each holder of Series F Convertible Preferred Stock was entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Preferred Stock, the fair value of the preferred shares issued to Catalyst was approximately $12.5 million. Following the closing of this transaction, Mr. Ronald T. Nixon, Founder and Managing Partner of Catalyst, was elected to the Company’s Board of Directors effective March 15, 2019.

The Cellerate Acquisition was accounted for as a reverse merger and recapitalization because, immediately following the completion of the transaction, Catalyst could obtain effective control of the Company upon exercise of its convertible preferred stock and promissory note, both of which could occur at Catalyst’s option. Additionally, Cellerate, LLC’s officers and senior executive positions continued on as management of the combined entity after consummation of the Cellerate Acquisition. For accounting purposes, Cellerate, LLC was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Sanara MedTech. As part of the reverse merger and recapitalization, the net liabilities existing in the Company as of the date of the merger totaling approximately $1,666,537, which included $508,973 of cash, were converted to equity as part of this transaction. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the reverse merger, Cellerate, LLC’s assets, liabilities and results of operations are the historical financial statements of the registrant, and Cellerate, LLC’s assets, liabilities and results of operations have been combined with Sanara MedTech effective as of the date of the closing of the Cellerate Acquisition. The Company’s financial statement presentation identifies Cellerate, LLC as “Successor” for the twelve-month period ending December 31, 2019, and on the balance sheet date of December 31, 2018. Upon its formation on August 28, 2018, Cellerate LLC succeeded to the business and operations of Sanara MedTech. As a result, Sanara MedTech is identified as “Predecessor” for the periods preceding August 28, 2018.

On May 9, 2019, the Company organized Sanara Pulsar, LLC, a Texas limited liability company, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited, an unaffiliated company registered in the United Kingdom (WCS). Net profits and losses and distributions are shared by the members in proportion to their respective membership interests. The Company consolidates the operations and financial position of Sanara Pulsar.

PRINCIPLES OF CONSOLIDATION

The financial statements are presented on a comparative basis. The consolidated balance sheet at December 31, 2018 is identified as “Successor” and includes the accounts of Cellerate, LLC only. The consolidated balance sheet at December 31, 2019 is also identified as “Successor” and includes the accounts of Cellerate, LLC, Sanara MedTech, and Sanara Pulsar, LLC.

The consolidated statement of operations for the year ending December 31, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full year, the accounts of Sanara MedTech for the period March 16, 2019 through December 31, 2019, and the accounts of Sanara Pulsar, LLC since its formation date of May 9, 2019 through December 31, 2019. The statement of operations for the period ending August 27, 2018 is identified as “Predecessor” and includes the accounts of Sanara MedTech and its wholly owned subsidiaries (excluding Cellerate, LLC). The statement of operations for the period August 28 through December 31, 2018 are the accounts of Cellerate, LLC as “Successor”. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

The consolidated statement of changes in shareholders’ equity includes two sections. The first section is identified as “Predecessor” and includes the Sanara MedTech equity information as previously reported by the Company on its 2017 Form 10-K annual report, and the ending equity balances after the cancellation of the “Predecessor” equity on August 27, 2018. The second section is identified as “Successor” which includes a presentation of equity to reflect the recapitalization of Sanara MedTech. The presentation includes the issuance of the Series F Preferred Stock, the changes in paid-in capital, and the restatement of the accumulated deficit. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods

The consolidated statement of cash flows for the year ending December 31, 2019 is identified as “Successor” and includes the accounts of Cellerate, LLC for the full year, the accounts of Sanara MedTech for the period March 16, 2019 through December 31, 2019, and the accounts of Sanara Pulsar, LLC since its formation date on May 9, 2019 through December 31, 2019. The consolidated statement of cash flows for the period ending August 27, 2018 is identified as “Predecessor” and includes the accounts of Sanara MedTech and its wholly owned subsidiaries (excluding Cellerate, LLC) for the period ended August 27, 2018. The consolidated statement of cash flows for the period of August 28, 2018 through December 31, 2018 is identified as “Successor” and includes only the accounts of Cellerate, LLC as “Successor”. A black line separates the Predecessor and Successor sections to highlight the lack of comparability between these two periods.

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

 The calculation of basic and diluted net loss per share for the years ended December 31, 2019 and 2018 are as follows:

	Successor		Predecessor
	January 1, 2019 – December 31, 2019	August 28, 2018-December 31, 2018	January 1, 2018-August 27, 2018
Numerator for basic and diluted net income (loss) per share:
Net income (loss) attributable to Sanara MedTech	$(2,814,088)	$138,286	$37,178
Series C Preferred Stock dividends	-	-	(28,061)
Series C Preferred Stock inducement dividends	-	-	(103,197)
Basic net income (loss) attributable to Sanara MedTech common shareholders	$(2,814,088)	$138,286	$(94,080)
Denominator for basic and diluted net income (loss) per share:
Weighted average shares used to compute diluted net income (loss) per share	2,132,745	-	2,068,941

Basic and diluted net income (loss) per share attributable to common shareholders	$(1.32)	$-	$(0.05)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	Successor		Predecessor
	January 1, 2019 – December 31, 2019	August 28, 2018-December 31, 2018	January 1, 2018-August 27, 2018

Options	2,059	-	-
Convertible debt	178,173	-	-
Preferred Shares	2,273,630	2,273,630	-

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

1. Identification of the contract with a customer
2. Identification of the performance obligations in the contract
3. Determination of the transaction price
4. Allocation of the transaction price to the performance obligations in the contract
5. Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company recognizes royalty revenue from a licensing agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement which stipulates the Company will receive quarterly royalty payments of at least $50,250.

See Note 3 for more information on revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company recorded bad debt expense of $110,000 and $12,588 in 2019 and 2018, respectively. The allowance for doubtful accounts at December 31, 2019 was $60,012 and the amount at December 31, 2018 was $0. Accounts receivable written-off during 2019 totaled $90,538. The Successor’s balance sheet at December 31, 2018 did not include an allowance for doubtful accounts of $40,550 which was carried over from the Predecessor’s December 31, 2018 balance sheet.

INVENTORIES

During 2019 and 2018, inventories were stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods, powders, gels and the related packaging supplies. The Company recorded inventory obsolescence expense of $120,442 in 2019 and $0 in 2018. The allowance for obsolete and slow-moving inventory had a balance of $43,650 and $484 at December 31, 2019 and December 31, 2018, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed utilizing the straight-line method over the estimated economic life of the assets, which ranges from three to ten years. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. A summary is as follows:

	Successor	Successor
	December 31,	December 31,
	2019	2018

Computers	$87,310	$5,147
Office Equipment	22,312	-
Furniture and fixtures	153,995	3,328
Leasehold Improvements	2,030	-
Capital in progress	-	10,813
	265,647	19,288

Less accumulated depreciation	(60,694)	(511)

Property and equipment, net	$204,953	$18,777

As of December 31, 2019, fixed assets consisted of $265,647 including furniture and fixtures, computer equipment, phone equipment and the Company’s tradeshow booth. As of December 31, 2018, fixed assets consisted of $19,288 including furniture and fixtures, computer equipment, and phone equipment. Depreciation expense related to property and equipment was $29,940 for the year ended December 31, 2019 (Successor), and $511 and $13,076 for the periods August 28, 2018 through December 31, 2018 (Successor) and January 1, 2018 through August 27, 2018 (Predecessor), respectively.

INTANGIBLE ASSETS

Intangible Assets are stated at cost of acquisition less accumulated amortization and impairment loss, if any. Cost of acquisition includes purchase price and any cost directly attributable to bringing the asset to its working condition for the intended use. The Company amortizes its intangible assets on a straight-line basis over the useful life of the respective assets which is generally the life of the related patents (if applicable).

See Note 6 for more information on intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the years ended December 31, 2019 and 2018.

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

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable may provide for a rate of conversion that is below the market value of the Company’s common stock. Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument is recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital. When applicable, the Company records the estimated fair value of the BCF in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method. There were no beneficial conversion features recorded in 2019 or 2018.

ADVERTISING EXPENSE

In accordance with ASC Topic No. 720-35-25-1, the Company recognizes advertising expenses the first time the advertising takes place. Such costs are expensed immediately if such advertising is not expected to occur.

SHARE-BASED COMPENSATION

The Company accounts for stock-based compensation to employees and nonemployees in accordance with ASU 2018-07 Topic 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period (if any). The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for common share issuances.

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

In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company adopted the pronouncement effective January 1, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which out of practical expediency the Company has elected to not recognize lease assets and lease liabilities. As a result of the adoption of ASC 842, the Company has recorded lease assets of $585,251 and a related lease liability of $598,917 as of December 31, 2019.

On June 20, 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted the pronouncement effective January 1, 2019 and the adoption did not have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – ASC Topic 606, Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

1. Identification of the contract with a customer
2. Identification of the performance obligations in the contract
3. Determination of the transaction price
4. Allocation of the transaction price to the performance obligations in the contract
5. Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Disaggregation of Revenue
Revenue streams from product sales and royalties are summarized below for the twelve months ended December 31, 2019 and 2018. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Successor		Predecessor
	Twelve Months Ended December 31, 2019	August 28, 2018-December 31, 2018	January 1, 2018-August 27, 2018
Product sales revenue	$11,607,638	$3,006,320	$5,639,552
Royalty revenue	159,125	-	134,000
Total Revenue	$11,766,763	$3,006,320	$5,773,552

The Company recognizes royalty revenue from a licensing agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement which stipulates the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement the Company executed with BioStructures, LLC in 2011, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 per year throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

NOTE 4 – OTHER SIGNIFICANT TRANSACTIONS

Private Placement Offering

On October 15, 2019, Sanara MedTech Inc. (the “Company”) closed a private placement offering of 1,204,820 shares of its common stock at a price of $8.30 per share. All shares were sold by the Company as newly issued shares. The purchasers in the offering consist of related party entities to three members of the Company’s Board of Directors. The transaction was approved by all of the disinterested Directors of the Company. The price per share was determined by a special committee of the Board comprised of disinterested Directors who considered an independent third-party valuation of the offering price and other relevant information.

The $10 million of cash proceeds of the offering are expected to be used to fund milestone payments under current and future product license agreements, repayment of indebtedness under the Company’s bank line of credit, and operating expenditures, including clinical studies and continued expansion of the Company’s sales force.

The shares of common stock sold in the transaction were not registered under the Securities Act of 1933. The Company relied on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, a transaction not involving a public offering. The Company sold the shares of common stock, without general solicitation or advertising, to three accredited investors who represented themselves as being fully informed, with the knowledge and experience to be capable of evaluating the merits and risks of the transaction, and with no present intention of selling or distributing the shares.

Cellerate, LLC

Effective August 28, 2018, the Company consummated definitive agreements that continued operations to market the Company’s principal products, CellerateRX® Hydrolyzed Collagen (CellerateRX), through a 50% ownership interest in a newly formed Texas limited liability company, Cellerate, LLC. The remaining 50% ownership interest was held by an affiliate of The Catalyst Group Inc. (Catalyst), which acquired an exclusive license to distribute CellerateRX products. Cellerate, LLC conducts operations with an exclusive sublicense from a Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

While the Company had significant influence over the operations of Cellerate, LLC, the Company did not have a controlling interest. Catalyst had the controlling vote in the event of a deadlocked vote by the Board of Managers of Cellerate, LLC. Therefore, the Company reported its investment in Cellerate, LLC using the equity method of accounting in the Company’s Quarterly Report on Form 10-Q filed November 14, 2018, and in the Company’s Annual Report on Form 10-K filed on April 1, 2019.

On March 15, 2019, the Company acquired Catalyst’s 50% interest in Cellerate, LLC. See Note 2 for more information regarding this acquisition.

The definitive agreements related to the Cellerate, LLC transaction are summarized below. The full agreements are attached as exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018.

Contribution Agreement

WCI, LLC (“WCI”), a wholly owned subsidiary of the Company, transferred to Cellerate, LLC all of its existing inventories and certain trademarks and UPC numbers in exchange for its 50% ownership interest in Cellerate, LLC. The inventories had a net book value of $448,511 at the time of closing. Additionally, as part of the transaction, the Company issued a 30-month promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly, but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at Catalyst’s option into shares of the Company’s common stock at a conversion price of $9.00 per share.

Catalyst transferred to Cellerate, LLC in exchange for its 50% ownership interest an exclusive sublicense to distribute CellerateRX into the wound care and surgical markets in the United States, Canada and Mexico. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by Catalyst or WCI on six-months' notice.

Operating Agreement

Cellerate, LLC’s Operating Agreement provides for the business and affairs of Cellerate, LLC to be managed by a Board of Managers consisting of two persons. Catalyst and WCI each has the right to appoint one person to the Board of Managers who serve indefinite terms until their resignation, removal or death. The Board of Managers act by a vote of the Managers, but in the event of a deadlocked vote, the vote of the Catalyst designated manager will be controlling, except (i) in the case of a transaction with a related party or affiliate (other than Cellerate, LLC) of the Catalyst designee or (ii) Catalyst transfers any portion of its ownership interest in Cellerate, LLC to a third party or more that 50% of Catalyst’s ownership is transferred to a third party. The initial Board of Managers is Mr. Ron Nixon as the Catalyst designee, and Mr. Michael Carmena as the WCI designee. The Board of Managers manages the general operations of Cellerate, LLC, subject however to a vote by members of Cellerate, LLC holding two-thirds of the membership interests in Cellerate, LLC to approve major actions of Cellerate, LLC.

The Operating Agreement contains restrictions on transfer of ownership interests with customary rights of first refusal, co-sale and buy/sell provisions applicable to each owner.

Sublicense Agreement

Cellerate, LLC has an exclusive sublicense to distribute CellerateRX® Activated Collagen® products into the wound care and surgical markets in the United States, Canada and Mexico. The wound care market comprises the care for external wounds, including the treatment of external, tunneled or undermined wounds. This would include pressure ulcers (Stages I-IV), venous stasis ulcers, diabetic ulcers, ulcers resulting from arterial insufficiency, surgical wounds, traumatic wounds, first and second-degree burns, superficial wounds, cuts, scrapes, skin tears, skin flaps and skin grafts. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six-months' notice. Cellerate, LLC pays specified royalties based on Cellerate, LLC’s annual net sales of CellerateRX.

The foregoing summary of the Sublicense Agreement does not purport to be complete and is qualified in its entirety by reference to the Sublicense Agreement.

Professional Services Agreement

The Company and Catalyst agreed to provide Cellerate, LLC with certain professional services needed to conduct the affairs of Cellerate, LLC through December 31, 2019. The Company and Catalyst were reimbursed on a monthly basis by Cellerate, LLC for services performed, consistent with historical costs to provide the services. The Company also received reimbursement for office lease and other overhead costs dedicated to supporting Cellerate, LLC’s activities. These reimbursements from Cellerate, LLC were recognized by the Company as reductions of selling, general and administrative expenses.

Promissory Note

As part of the transaction to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly, but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at Catalyst’s option into shares of Sanara common stock at a conversion price of $9.00 per share. On February 7, 2020, Catalyst converted 100% of the promissory note (including accrued but unpaid interest) into 179,101 shares of common stock.

NOTE 5 – NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In August 27, 2018, as part of the partnership transaction with Catalyst to form Cellerate, LLC, the Company issued a 30-month unsecured promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest is payable quarterly but may be deferred at the Company’s election to the maturity of the Note. Outstanding principal and interest are convertible at Catalyst’s option into shares of Sanara MedTech common stock at a conversion price of $9.00 per share.

The table below summarizes amounts due to related parties, including accrued interest separately recorded, as of December 31, 2019 and 2018:

		Principal Amount		Accrued Interest
Note Payable	Terms of the agreement	2019 Successor	2018 Successor	2019 Successor	2018 Successor

August 27, 2018 Promissory Note	A $1,500,000 note payable (i) interest accrues at 5% per annum and compounds quarterly (ii) original maturity date of March 1, 2021	$1,500,000	$-	$103,557	$-

Total		$1,500,000	$-	$103,557	$-

NOTE 6 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets are as follows:

	Successor			Successor
	As of December 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Product Licenses	$1,500,000	$(48,876)	$1,451,124	-	-	-
Patent	510,310	(510,310)	-	$-	$-	$-
Software & Other	64,464	(44,394)	20,070	-	-	-
Total	$2,074,774	$(603,580)	$1,471,194	$-	$-	$-

Cash expenditures for intangible assets acquired in 2019 totaled $1,522,485. This included product licenses of $1,000,000 for BIAKŌS™ Antimicrobial Wound Gel and Antimicrobial Skin and Wound Cleanser, and $500,000 for BIAKŌS™ Antimicrobial Barrier Film and Curashield™ No Sting Skin Protectant. The Company amortizes its intangible assets on a straight-line basis over the useful life of the respective assets. Product licenses are amortized over the lives of the related patents. The BIAKŌS™ patents expire in December 2031 and October 2033. Other expenditures in 2019 for intangible assets included $22,485 for website development and computer software. Intangible assets also include a patent acquired in 2009 with a historical cost of $510,310. The patent was amortized over its estimated useful life of 10 years using the straight-line method. Amortization expense related to intangible assets was $90,011, $0 and $43,349 for the year ended December 31, 2019 (Successor), and for the periods August 28, 2018 through September 30, 2018 (Successor) and January 1, 2018 through August 27, 2018 (Predecessor), respectively.

The following table outlines the estimated amortization expense related to intangible assets held at December 31, 2019:

Year Ending December 31,	Amount

2020	$122,998
2021	122,998
2022	120,583
2023	115,503
2024	115,503
Thereafter	873,609
Total	$1,471,194

NOTE 7 – CUSTOMERS AND SUPPLIERS

The Company had one customer which accounted for approximately 10% Company’s sales in 2019, and one customer that accounted for 10% of the outstanding accounts receivable at the end of 2019. The Company had one customer that accounted for 12% of the outstanding accounts receivable at the end of 2018. The loss of the sales or collections generated by these customers could have a significant effect on the operations of the Company.

The Company purchases all raw materials inventory for its principal product from one vendor. If this vendor became unable to provide materials in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS AND ROYALTIES

CellerateRX® Activated Collagen®

The Company has an exclusive sublicense to distribute CellerateRX® Activated Collagen® products into the wound care and surgical markets in the United States, Canada and Mexico. The Company pays specified royalties to Applied Nutritionals, LLC based on annual net sales of CellerateRX. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six months' notice. The Company pays royalties based on its annual net sales of CellerateRX consisting of 3% of all collected net sales each year up to $12,000,000, 4% of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected net sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

BIAKŌS™ Antimicrobial Barrier Film and Curashield™ No Sting Skin Protectant

On October 1, 2019, the Company executed an additional license agreement with Rochal Industries, LLC (“Rochal”) whereby the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market utilizing certain Rochal patents and pending patent applications (the “ABF License Agreement”). Currently, the products covered by the ABF License Agreement are BIAKŌS™ Antimicrobial Barrier Film and Curashield™ No Sting Skin Protectant. The Executive Chairman of the Company is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Another Company director is also a director and significant shareholder of Rochal.

Key terms of the ABF License Agreement include:

1.
In consideration for the license, the Company paid Rochal $500,000 in October 2019.
2.
Subject to the occurrence of specified Company financing conditions in 2020, Sanara will also pay Rochal $500,000, which at Rochal’s option may be in cash or the Company’s Common Stock; or a combination of cash and Sanara Common Stock.
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
4.
Beginning with the First Revenue Year, the Company will pay an additional royalty based on specific net profit targets related to the licensed products. Net profits for the licensed products are defined as net sales, less cost of goods sold (including royalties) and direct marketing and selling expenses. The additional royalty will be 25% of the amount of actual net profits in excess of the established net profit targets, subject to a maximum of $500,000 for any calendar year. The established net profit targets for each calendar year are:
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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033.

The foregoing summary of the ABF License Agreement does not purport to be complete and is qualified in its entirety by reference to the ABF License Agreement. The Company filed a copy of the ABF License Agreement as an exhibit to its Quarterly Report on Form 10-Q filed on November 14, 2019.

BIAKŌS™ Antimicrobial Wound Gel and BIAKŌS™ Antimicrobial Skin and Wound Cleanser

On July 8, 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”) whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “License Agreement”). Currently, the products covered by the License Agreement are BIAKŌS™ Antimicrobial Wound Gel, and FDA cleared BIAKŌS™ Antimicrobial Skin and Wound Cleanser. The Executive Chairman of the Company is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Another Company director is also a director and significant shareholder of Rochal.

Key terms of the License Agreement include:

1.
In consideration for the license, the Company paid to Rochal $1,000,000 and agreed to pay an additional $500,000 upon FDA clearance of the BIAKŌS™ Antimicrobial Wound Gel product for sale within the United States.
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
3.
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

The foregoing summary of the License Agreement does not purport to be complete and is qualified in its entirety by reference to the License Agreement. The Company filed a copy of the License Agreement as an exhibit to its Quarterly Report on Form 10-Q filed on August 14, 2019.

Resorbable Bone Hemostat

The Company acquired a patent in 2009 for a resorbable bone hemostat and delivery system for orthopedic bone void fillers. This patent is not part of the Company’s long-term strategic focus. The Company subsequently licensed the patent to a third party to market a bone void filler product for which the Company receives a 3% royalty on product sales over the life of the patent, which expires in 2023 with annual minimum royalties of $201,000. The Company pays two unrelated third parties a combined royalty equal to eight percent (8%) of the Company’s net revenues or minimum royalties generated from products that utilize the Company's acquired patented bone hemostat and delivery system. To date, royalties received by the Company related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter). Therefore, the Company’s annual royalty obligation under the terms of the license agreement has been $16,080 ($4,020 per quarter).

OPERATING LEASES

The Company has two operating leases: an office space lease with a remaining lease term of 54 months and a copier lease with a remaining lease term of 19 months as of December 31, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which out of practical expediency the Company has elected to not recognize lease assets and lease liabilities.

In March 2017, and as amended in March 2018, the Company executed a new office lease effective April 1, 2019 for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. On July 1, 2019, the Company amended the office lease agreement which became effective on August 22, 2019 upon completion by landlord of certain leasehold improvements (the “Commencement Date). Under the terms of the amended lease agreement, the Company leased an additional 1,682 rentable square feet of office space which brought the total square footage leased to 5,877. The amended lease agreement extends the original term of the lease for a period of 36 months through June 30, 2024. Upon the Commencement Date of the amended lease, the monthly base rental payments are as follows:

As the implicit rate in the leases is not determinable, the discount rate applied to determine the present value of lease payments is the Company’s incremental borrowing rate of 6.25%. The office space lease agreement contains no renewal terms, so no lease liability is recorded beyond the termination date. The copier lease can be automatically renewed but no lease liability is recorded beyond the initial termination date as exercising this option is not reasonably certain.

In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which out of practical expediency the Company has elected to not recognize lease assets and lease liabilities. As a result of the adoption of ASC 842, the Company has recorded lease assets of $585,251 and a related lease liability of $598,917 as of December 31, 2019. Cash paid for amounts included in measurement of operating lease liabilities as of December 31, 2019 was $95,530

OTHER COMMITMENTS

At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In 2019, the Company advanced to WCS $200,000 and recorded the payment as a reduction of non-controlling interests. All distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to such advances. In the event WCS’s Form K-l from Sanara Pulsar for the year 2020 does not allocate to WCS net income of at least $200,000 ("Target Net Income"), then Cellerate. LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. For the years 2021 through 2024 Target Net Income will increase by 10% each year and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year.

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

On October 11, 2013, the Company filed a Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock, under which it designated 100,000 shares of Series C Preferred Stock, par value $10.00. The Series C Preferred Stock is entitled to accruing dividends (payable, at the Company’s options, in either cash or stock) of 5% per annum until October 10, 2016, and 3% per annum until October 10, 2018. The Series C Preferred Stock was senior to the Company’s common stock and any other then issued series of the Company’s preferred stock upon liquidation and entitled to a liquidation preference per share equal to the original issuance price of such shares of Series C Preferred Stock together with the amount of all accrued but unpaid dividends thereon. Each of the Series C Shares was convertible at the option of the holder into 10 shares of common stock as provided in the Certificate. Additionally, each holder of Series C Preferred Stock was entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to the number of full shares of Common Stock into which such holder’s Series C shares could then be converted.

During February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C dividends. Dividends were converted at $7.00 per share. The Series C preferred stock earned dividends of $0 and $28,061 for the years ended December 31, 2019 and December 31, 2018, respectively. As an inducement to encourage the Series C Preferred Stock shareholders to convert their Series C Preferred Stock to Common Stock prior to October 10, 2018, the Company offered to apply the full dividend, (accelerated to October 10, 2018) upon the shareholders exercise of their conversion. The fair value of the extra shares of Common Stock issued to Series C Stock shareholders was $103,197 for dividends that would have accrued from the date of their conversion through October 10, 2018. There were no Series C Shares issued or outstanding as of December 31, 2019 and 2018, and all accrued dividends were converted to Common Stock.

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. After proportionally adjusting to reflect a subsequent 1 for 100 reverse stock split of the Common Stock, each share of Series F Convertible Preferred Stock is convertible at the option of the holder, at any time, into 2 shares of Common Stock. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of Common Stock into which such holder’s Series F Preferred shares could then be converted. The Series F Convertible Preferred Stock is senior to the Company’s Common Stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock are entitled to a liquidation preference of $5 per share. As of December 31, 2019, there were 1,136,815 shares of the Series F Preferred stock issued and outstanding.

The Company evaluated the Series F Preferred Stock under FASB ASC 815 and determined that they do not qualify as derivative liabilities. The Company then evaluated the Series F Preferred Stock for beneficial conversion features under FASB ASC 470-30 and determined that none existed.

COMMON STOCK

On March 6, 2018, the Company issued 226,514 shares of Common Stock for the conversion of $1,200,000 in convertible debt held by related parties and $385,594 in accrued interest. In February and March 2018, the Company issued 1,005,677 shares of Common Stock for the conversion of 85,561 shares of Series C Convertible Preferred Stock and $1,050,468 of related Series C Preferred Stock dividends.

On May 10, 2019 the Company effected a 1-for-100 reverse stock split of the Company’s issued and outstanding shares of Common Stock. Concurrent with the reverse stock split, the Company changed its corporate name from Wound Management Technologies, Inc. to Sanara MedTech Inc.

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

The reverse stock split did not change a shareholder’s ownership percentage of the Company's Common Stock, except for the small effect where the reverse stock split would result in a shareholder owning a fractional share. No fractional shares were issued as a result of the reverse split. Shareholders who were otherwise entitled to receive a fractional share received a cash payment based on the market price of a share of the common stock on May 13, 2019.

On October 15, 2019, Sanara MedTech Inc. (the “Company”) closed a private placement offering of 1,204,820 shares of its common stock at a price of $8.30 per share. All shares sold by the Company were newly issued shares. The purchasers in the offering were related party entities to three members of the Company’s Board of Directors. See Note 4 for more information regarding the private placement transaction.

WARRANTS

There were no warrants outstanding at December 31, 2019 and December 31, 2018.

STOCK OPTIONS

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

The Company’s stock option agreements include a provision whereby all outstanding options vest immediately if the Company consummates a transaction resulting in a change in control of the Company, as defined in the stock option agreements. The Cellerate Acquisition on March 15, 2019 (see Note 1 for more information) represented a change in control of the Company for purposes of the stock option agreements. Accordingly, all outstanding stock options fully vested on March 15, 2019. No option expense is reflected in the consolidated statements of operations in 2019.

The following tables summarize the outstanding options as of December 31, 2019 and December 31, 2018 for Successor:

	Successor			Successor
	As of December 31, 2019			As of December 31, 2018
			Weighted Average	Options	Weighted Average	Weighted Average
		Exercise Price	Remaining Contract Life	Exercise Price		Remaining Contract Life

Outstanding at beginning of period	13,500	$6.00		-	$-
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	(2,000)	$6.00		-	$-
Expired	-	-		-	-
Outstanding at End of Period	11,500	$6.00	3.14	-	$-	-

Exercisable at End of Period	11,500	$6.00	3.14	-	$-	-

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss carry forward at December 31, 2019 is approximately $8,934,000, with a portion expiring every year from 2020 through the 2038 tax year if not used.

As a limited liability company in 2018, the Successor (Cellerate, LLC) was taxed as a partnership for federal income tax purposes and therefore had no federal tax asset or liability as of December 31, 2018. The non-current deferred tax asset is summarized below:

	2019 Successor	2018 Successor
Net operating loss carry forwards, (21% as of December 31, 2019)	$1,876,114	$-
Valuation allowance	(1,876,114)	-
Net non-current deferred tax asset	$-	$-

A 100% valuation allowance has been provided for all deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 21% to the actual benefit for the years ended December 31, 2019 and 2018 are listed below. As a limited liability company in 2018, the Successor (Cellerate, LLC) was taxed as a partnership, therefore, no reconciliation of federal income tax benefit to actual benefit is presented for 2018.

	2019 Successor	2018 Successor

Expected federal income tax benefit	$605,767	$-
Goodwill amortization	65,957	-
Change in valuation allowance	(294,050)	-
NOL carryover reduced by expiration	(302,134)	-
Pass through entity income allocation	(94,151)	-
Reserve for bad debt	(29,741)	-
Stock-based compensation	48,352	-
Income tax expense (benefit)	$-	$-

All tax years starting with 2016 are open for examination.

NOTE 11 – DEBT AND CREDIT FACILITIES

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

The total outstanding line of credit balance was $2,200,000 at October 15, 2019. On October 16, 2019, the Company paid down the entire balance of the revolving line of credit with cash proceeds received through a private placement stock offering. See Note 4 for more information regarding the private placement offering.

NOTE 12 - PAYABLES TO RELATED PARTIES

As of December 31, 2019, and 2018, the Company had outstanding payables to related parties totaling $68,668 and $36,203, respectively. The payables are unsecured, bear no interest and are due on demand.

NOTE 13 -- SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all significant events or transactions that occurred after December 31, 2019, are outlined below:

On February 7, 2020, The Catalyst Group, Inc., through its affiliates (collectively, “Catalyst”), converted its entire holdings of Sanara MedTech Inc.’s 30-month $1,500,000 convertible promissory note and Series F Convertible Preferred Stock into shares of Sanara Common Stock. The Company issued an aggregate of 2,452,731 shares of Common Stock in the conversions. After the conversions, Catalyst controls the voting of a total of 3,416,587 shares of Common Stock, which represents 56.7% of the 6,023,732 shares of Common Stock currently outstanding.

Catalyst’s managing partner, Ronald Nixon who is executive chairman of the Company’s Board of Directors, is the only Catalyst appointment to the Company’s Board. Catalyst has informed the Company that it does not presently intend to change the composition of the Board other than in the course of adding additional value-added Board members, and notes that the current direction of the Company was developed by the existing management and Board of Directors. The Company understands that Catalyst believes that its objectives for the Company are in line with the plans and future direction for the Company being put in place by the Company’s management.

On February 21, 2020, the Company filed a Form S-8 registration statement which registered an aggregate of 2,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), that may be issued under the Sanara MedTech Inc. 2014 Omnibus Long-Term Incentive Plan. Pursuant to Rule 416 of the Securities Act of 1933, as amended, this registration statement also covers such additional and indeterminate number of securities as may become issuable pursuant to the provisions of the plan relating to adjustments for changes resulting from a share dividend, share split or similar change.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of December 31, 2019.

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

The Company’s management, specifically its Principal Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments.  Based on this assessment, management has concluded that as of December 31, 2019, internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Management is currently evaluating the steps that would be necessary to eliminate this material weakness.

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

ITEM 9B. OTHER INFORMATION

On March 10, 2017, the Company and John Siedhoff, the chairman of the Company’s Board of Directors, entered into an amendment to the Consulting Agreement, dated April 25, 2016, by and between the Company and Mr. Siedhoff (the “Amendment”). The Amendment: (i) changes the name of the consultant under the Consulting Agreement from John Siedhoff to Twin Oaks Equities, LLC (an entity controlled by Mr. Siedhoff), and (ii) increases the monthly compensation payable under the Consulting Agreement from $15,000 to $20,000, effective as of January 1, 2017. On January 31, 2019 the existing Consulting Agreement was terminated and the Company re-engaged Mr. Siedhoff to provide certain consulting services under a new agreement. The new agreement: (i) commences on February 1, 2019 and continues until December 31, 2020, (ii) compensation for 2019 is $20,000 per month plus cash reimbursement of health insurance premium of $1,947 (iii) compensation for 2020 is $10,000 per month.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages, and positions of the current directors of the Company.

NAME	AGE	POSITION	YEAR FIRST ELECTED
Ronald T. Nixon	64	Executive Chairman	2019
James W. Stuckert	82	Director	2015
S. Oden “Denny” Howell Jr.	80	Director	2015
J. Michael Carmena	64	Vice Chairman	2019
Ann Beal Salamone	69	Director	2019
Kenneth E. Thorpe	63	Director	2019

Ronald T. Nixon, age 64, has been a director of the Company since March 2019 and has served as Executive Chairman of the Board since May 2019. As Executive Chairman, he has been involved in strategy planning, execution and identifying prospective partnerships and acquisitions opportunities for the Company. Mr. Nixon is the Founder and has served as Managing Partner of The Catalyst Group, Inc. since 1990. Mr. Nixon serves on the board of directors of LHC Group, Inc. as well as a number of private companies, including Trilliant Surgical, LLC, Rochal Industries, LLC, and Triad Life Sciences, Inc. Mr. Nixon holds a Bachelor’s degree in Mechanical Engineering from the University of Texas at Austin and is a registered professional engineer in Texas.

James W. Stuckert, age 82, has been a director of the Company since September 2015. Mr. Stuckert has been retired since 2016. Mr. Stuckert served as Chairman and Chief Executive Officer of J.J.B. Hilliard, W.L. Lyons, LLC from December 1995 until December 2003, prior to which he served in executive and broker positions from 1963. J.J.B. Hilliard, W.L. Lyons, LLC is a full-service financial asset management firm headquartered in Louisville, Kentucky. Mr. Stuckert was an initial investor and served 24 years on the board of directors of Royal Gold, Inc. He previously has served as chairman of SenBanc Fund; a director of DataBeam, Inc.; a board member of the Securities Industry Association and chairman of its regional firms committee; and a past member of the nominating committee of the New York Stock Exchange. Mr. Stuckert has served as a member of the board of trustees of the University of Kentucky and as chairman of its Finance Committee and as chairman of its Presidential Search Committee. He has also served as chairman of a local hospital’s investment committee. Mr. Stuckert earned a Bachelor’s degree in Mechanical Engineering and a Master of Business Administration degree from the University of Kentucky.

S. Oden “Denny” Howell, Jr., age 80, has been a director of the Company since September 2015. From 1972 to 2020 he served as president of Howell & Howell Contractors, Inc., a renovation and industrial/commercial painting contractor. Mr. Howell has been a private investor since 1975 with an emphasis in pharmaceutical and medical device companies. He has previously served as a director of a pharmaceutical company and as a member of board of trustees of Lindsey Wilson College in Columbia, Kentucky.

Ann Beal Salamone, M.S., age 69, has been a director of the Company since August 2019. Ms. Salamone is a co-founder of Rochal and has served as its chairman since September 2019, prior to which she served as its president from 1986 to September 2019. She is one of the principal inventors of Rochal’s liquid bandages, antimicrobial compositions and skin regeneration products for burn and wound treatment, and she has participated in the development of products for electronics, water purification, personal care and healthcare. Ms. Salamone has co-founded six companies and invested in and served on the board of directors of several private entrepreneurial companies. Ms. Salamone is a member of the National Academy of Engineering and The Academy of Medicine, Engineering & Science of Texas.

Kenneth E. Thorpe, Ph.D., age 63, has been a director of the Company since August 2019. He has been the Robert W. Woodruff Professor and Chair of the Department of Health Policy & Management of the Rollins School of Public Health of Emory University in Atlanta, Georgia since 1999. From 1983 to 1999 he held faculty positions in the public health departments at Tulane University, the University of North Carolina at Chapel Hill, Harvard University and Columbia University. Since 2007 Dr. Thorpe has served as Chairman of the Partnership to Fight Chronic Disease. He served on the Board of Directors of LHC Group, Inc. in 2010; was a consultant in the Governor’s Office and Legislature of West Virginia in 2011; and was Co-Chair of the Partnership for the Future of Medicare in 2013. From 1993 to 1995, Dr. Thorpe served as Deputy Assistant Secretary for Health Policy in the U.S. Department of Health and Human Services where he coordinated all financial estimates and program impacts of the Clinton administration’s healthcare reform proposals. In 1991 he was awarded the Young Investigator Award as the most promising health services researcher in the country under age 40 by the Association for Health Services Research. He has authored multiple articles and books on healthcare financing, insurance and healthcare reform. Dr. Thorpe received his Bachelor of Arts degree from the University of Michigan, Master of Arts degree from Duke University, and Ph.D. from the Rand Graduate School.

J. Michael Carmena, age 64, has served as Vice Chairman of the Board and Principal Executive Officer of the Company since May 2019, and served as Chief Executive Officer from February 2018 to May 2019. He served as Chief Financial Officer from December 2016 to April 2018. Prior to joining the Company, Mr. Carmena served as Senior Director, Business & Sales Operations of Smith and Nephew plc (successor to Healthpoint Biotherapeutics) from 2010 to 2013. He served as Senior Director, Finance & Administration of Healthpoint Biotherapeutics from 2008 to 2010 and as Controller from 1998 to 2008, prior to which he held senior financial positions in a company engaged in oil and gas exploration and production, ranching and financial asset management. Mr. Carmena began his professional career in 1978 with Arthur Andersen & Co. and became a CPA in 1981. Mr. Carmena earned a Bachelor of Business Administration degree from Texas Christian University.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME	AGE	POSITION
Zachary B. Fleming	45	Co-Chief Operating Officer and President, Surgical
Shawn M. Bowman	44	Co-Chief Operating Officer and President, Wound Care
Michael D. McNeil	54	Chief Financial Officer
J. Michael Carmena	64	Principal Executive Officer

Zachary B. Fleming was appointed to the position of President, Surgical Division on May 28, 2019, and was named Co-Chief Operating Officer on January 28, 2020. Mr. Fleming joined the Company as Vice President of Sales in November 2017 and was promoted to Vice President, Surgical in September 2018. Mr. Fleming will be responsible for the continued expansion and management of the surgical sales force as well as new product introductions. Mr. Fleming has spent over fourteen years in the medical industry with Healthpoint Biotherapeutics, Smith & Nephew and Sanara MedTech. Mr. Fleming earned a Bachelor of Science from Indiana University.

Shawn M. Bowman, age 44, has served as President, Wound Care Division since May 2019, and was named Co-Chief Operating Officer on January 28, 2020. Mr. Bowman previously served as the Company’s Vice President and General Manager, Wound Care since September 2018. Mr. Bowman will be responsible for leading the strategic expansion of the Company’s wound care division. Mr. Bowman has over eighteen years of experience in the medical device, biologics and pharmaceutical industries. Prior to joining Sanara MedTech, Mr. Bowman built two successful teams as Senior Vice President of Wellsense, and as a National Sales Director for Smith & Nephew’s Advanced Wound Management Division. Mr. Bowman earned a Bachelor of Science in Marketing from the University of Connecticut.

Michael D. McNeil, age 54, has served as Chief Financial Officer since April 2018. Prior to joining the Company, Mr. McNeil served as Controller for Smith and Nephew’s U.S. Advanced Wound Management Division from 2012 to 2018. Mr. McNeil previously served as Controller and Assistant Controller with Healthpoint Biotherapeutics from 1999 to 2012. Prior to his employment at Healthpoint, Mr. McNeil held several finance and internal audit positions with Burlington Resources, Snyder Oil Corporation, and Union Pacific Corporation. Mr. McNeil earned his Bachelor of Science in Business Administration from the University of Nebraska and is a Texas certified public accountant.

J. Michael Carmena has served as an executive officer of the Company since December 2016 as described above as a director of the Company.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports with the SEC of ownership and changes in ownership of our common stock and other equity securities of the Company. Based solely on a review of the Section 16(a) forms filed with the SEC and the representations made by the reporting persons to us, during the fiscal year ended December 31, 2019, two of our directors, Kenneth E. Thorpe and Ann Beal Salamone, and two officers, Zachary B. Fleming and Shawn M. Bowman, each filed late a single form, the Initial Statement of Beneficial Ownership, due to an oversight by Company counsel. Family Alignment, LLC and Catalyst Group, Inc. filed a late amendment to the Form 3 filing of FA Sanara, LLC in order to become a group for filing purposes with FA Sanara, LLC due to a delay in receiving EDGAR filing codes from the SEC. All transactions of our directors and officers were timely reported.

Meetings and Committees of the Board

Our business is managed under the direction of the Board of Directors (the “Board”). The Board meets on a regular basis, at least quarterly, to review significant developments affecting the Company and to act on matters requiring the approval of the Board. In addition to regularly scheduled meetings, the Board also holds special meetings when the Company faces a matter requiring attention or action by the Board. The Board does not currently have a standing audit, compensation, nominating or governance committee. The entire Board currently performs the functions of each such committee, participating in all relevant decisions thereof.

Nominations

The existing directors work to identify qualified candidates to serve as nominees for director. When identifying director nominees, the Board may consider, among other factors, the potential nominee’s reputation, integrity, independence from the Company, skills and business, government or other professional acumen, bearing in mind the composition of the Board and the current state of the Company and the industry generally. The Board may also consider the number of other public companies for which the person serves as director and the availability of the person’s time and commitment to the Company. In the case of current directors being considered for re-nomination, the Board will also consider the director’s tenure as a member of the Board, the director’s history of attendance at meetings of the Board and the director’s preparation for and participation in such meetings.

Shareholders seeking to nominate director candidates may do so in compliance with the Company’s Bylaws. Any recommendation must be in writing to the Corporate Secretary of the Company and provide the recommended candidate’s name, biographical data and qualifications.

Following identification of the need to add or re-elect a director to the Board, and consideration of the above criteria and any shareholder recommendations, the Board submits its recommended nominees to the shareholders for election at a meeting of shareholders. The Board utilizes this process, rather than a formal nominations committee, because the directors have found that, for the Company the functions of a nominations committee are more than adequately fulfilled by this process.

Board Leadership Structure

The Board believes its leadership structure is appropriate for the Company given the size and scope of our business, the experience and active involvement of our directors, and our corporate governance practices, which include regular communication with and interaction between and among the Executive Chairman, the Co-Chief Operating Officers, the Principal Executive Officer, the Chief Financial Officer, and the directors.

Risk Management

The Board is responsible for overseeing the Company’s management and operations. The Board serves in the role of an audit committee, fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and risk assessment and management. We believe that the Board provides effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer-term horizon. Plans are then developed to address the risks identified. In addition, members of our management team periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management team is responsible for the Company’s day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Meeting Attendance

During the fiscal year ended December 31, 2019, there were sixteen board meetings. During 2019, each director attended all board meetings.

Code of Ethics

The Company adopted a Code of Ethics applicable to all directors, officers and employees. The Code of Ethics can be found on the Company’s website at http://sanaramedtech.com under the Investors Relations tab.

Shareholder Communications with the Board

Any Company shareholder or other interested party who wishes to communicate with the non-management directors as a group may direct such communications by writing to the:

Corporate Secretary
Sanara MedTech Inc.
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (a)	Non-equity incentive compensation	Non-qualified deferred compensation earnings	All other compen-sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Zachary B. Fleming, Co-Chief Operating Officer and President, Surgical	2019	205,667	90,000	-	-	-	-	-	295,667
	2018	161,452	68,000	-	-	-	-	-	229,452

Shawn M. Bowman, Co-Chief Operating Officer and President, Wound Care	2019	205,667	80,000	-	-	-	-	-	285,667
	2018	58,833	37,000	-	-	-	-	-	95,833

J. Michael Carmena, Principal Executive Officer	2019	209,600	75,000	-	-	-	-	-	284,600
	2018	207,107	60,000	-	-	-	-	-	267,107

Michael D. McNeil, Chief Financial Officer	2019	169,500	63,000	-	-	-	-	-	232,500
	2018	123,625	45,300	-	4,472	-	-	-	173,197

Notes to Summary Compensation Table

(a)
The value of option awards represents the grant date fair value of the stock options, determined in accordance with FASB ASC Topic 718. The grant date value was based on the closing price of the stock on the grant date and determined under the Black Scholes valuation model. The following assumptions on the date of grant were used in the grant date fair value: (i) option exercise price equal to the fair market value of the common stock; (ii) expected option life of 5 years; (iii) dividend yield of 0%;(iv) risk free rate of return of 2.67% for options granted in 2018; and (v) volatility of 145.77% for options granted in 2018.

Employment Agreements

Effective June 1, 2019, the Company entered into employment agreements with two of its executive officers, Shawn M. Bowman and Zachary B. Fleming. Each agreement provides for an initial two-year term, with automatic one-year renewals unless either party gives prior notice to the other party of its desire to terminate the agreement. Each agreement provides for an initial base salary of $225,000, a one-time bonus payment of $25,000, an annual bonus opportunity equal to 50% of base salary, and an initial stock grant equal to $112,500. The initial stock grant vests in one-third increments for each year completed after the date of issuance. In the event the executive is terminated by the Company without cause, the executive shall be entitled to receive a severance package which will include one year of base salary following the effective date of termination, paid in twelve equal monthly installments, and continued participation in any health care benefits provided by the Company to its employees, provided the executive delivers to the Company an executed release of claims.

No executive officer is entitled to payments as a result of a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards as of December 31, 2019, for our named executive officers. Market values were determined using the last sale price of our Common Stock on December 31, 2019. No stock awards or performance awards have been made under the Company’s equity incentive plan, Those columns have been omitted from the following table.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
J. Michael Carmena	5,000	-	6.00	12/31/2022
Michael D. McNeil	1,000	-	6.00	4/13/2023
Zachary B. Fleming	2,000	-	6.00	12/31/2022
	8,000	-

2019 DIRECTOR COMPENSATION

We reimburse each director for reasonable travel expenses related to such director’s attendance at Board and committee meetings. During 2019, the Company did not pay cash or equity compensation to the members of its Board for their service as directors.

The Company does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors.

Retirement Plans

The Company sponsors a 401(k) tax deferred savings plan, whereby the Company matches a portion of employees’ contributions in cash. Participation in the plan is voluntary and all employees of the Company who are 18 years of age are eligible to participate. The Company matches employee contributions dollar-for-dollar on the first 4% of an employee’s pre‑tax earnings, subject to individual IRS limitations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2019, as adjusted for the 1-for-100 reverse stock split which became effective May 10, 2019, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

Plan Category	Number of shares to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the 2nd column)
Equity compensation plans approved by shareholders	11,500	$6.00	1,988,500
Equity compensation plans not approved by shareholders	—	—	—

The following table sets forth, as of February 21, 2020, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of February 21, 2020, there were 6,023,732 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

	Common Stock
OFFICERS AND DIRECTORS:	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Ronald T. Nixon (1)	3,416,587	56.7%
James W Stuckert (2)	941,584	15.6%
S. Oden “Denny” Howell Jr. (3)	481,165	8.0%
J. Michael Carmena (4)	5,000	0.1%
Zachery Fleming (5)	2,000	0.0%
Michael D. McNeil (6)	1,000	0.0%
All directors and executive officers as a group (6 persons)	4,847,336	80.5%

(1)
Ronald T. Nixon is a director of the Company and a manager of Catalyst Rochal, LLC, which owns 100% of the equity interest of CGI Cellerate RX, LLC which owns 2,452,731 shares of the Company’s common stock. FA Sanara, LLC owns 963,856 shares of the Company’s common stock. FA Sanara, LLC is managed by Family Alignment, LLC, which is managed by Catalyst Group, Inc. of which Mr. Nixon is President. Mr. Nixon, through a relationship of control of CGI Cellerate RX, LLC and FA Sanara, LLC, may be deemed to share beneficial ownership of the shares of common stock beneficially owned by CGI Cellerate RX, LLC and FA Sanara, LLC. Mr. Nixon has shared power to vote and dispose 3,416,587 shares

(2)
Mr. James W. Stuckert may be deemed to beneficially own 39,004 shares held by Diane V. Stuckert and 69,004 shares owned by Ten Grand Ltd. Mr. Stuckert has the sole power to vote and dispose 941,584 shares.

(3)
Mr. Denny Howell, Jr is a director of the Company. Mr. Howell has the sole power to vote and dispose 481,165 shares.

(4)
Mr. Carmena is an executive officer of the Company and holds stock options currently exercisable for the purchase of 5,000 shares of Common Stock. Mr. Carmena has the sole power to vote and dispose all shares he beneficially owns.

(5)
Mr. Fleming is an executive officer of the Company and holds stock options currently exercisable for the purchase of 2,000 shares of Common Stock. Mr. Fleming has the sole power to vote and dispose all shares he beneficially owns.

(6)
Mr. McNeil is an executive officer of the Company and holds stock options currently exercisable to purchase of 1,000 shares of Common Stock. Mr. McNeil has the sole power to vote and dispose all shares he beneficially owns.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company was a participant in the following transactions with related parties during fiscal years 2019 and 2018.

Mr. Howell and Mr. Stuckert each held a convertible note from the Company payable in the principle amount of $600,000 and accrued interest of $192,797 as of February 18, 2018. On February 19, 2018, each convertible note and $192,797 of accrued interest were converted to 113,257 common shares of the Company's Stock.

The Company paid Catalyst and a Catalyst affiliate a total of $229,356 in 2019. The payments were related to professional services provided to Cellerate, LLC by Catalyst and its affiliate under the terms of the Professional Services agreement between the Catalyst affiliate and the Company which was executed upon the formation of Cellerate, LLC. Amounts due to Catalyst and its affiliate totaled $36,790 at December 31, 2019. The Sanara Executive Chairman is the Founder and Managing Partner of Catalyst.

The Company paid Rochal Industries (“Rochal”) a total of $1,663,073 in 2019, and $12,000 in 2018. In 2019, the Company paid $1,500,000 to Rochal under two separate new product license agreements whereby the Company obtained worldwide rights to market and sell certain FDA cleared products developed by Rochal. Other amounts were paid to Rochal in 2019 primarily for finished goods inventory of the licensed products. The Company will pay Rochal royalties on the licensed products at the rate of 4% of net sales during the term of the licenses. Amounts due to Rochal totaled $31,878 at December 31, 2019.

On October 1, 2019, the Company executed a license agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market utilizing certain Rochal patents and pending patent applications (the “ABF License Agreement”). Currently, the products covered by the ABF License Agreement are BIAKŌS™ Antimicrobial Barrier Film and Curashield™ No Sting Skin Protectant.

On July 8, 2019, the Company executed a license agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “License Agreement”). Currently, the products covered by the License Agreement are BIAKŌS™ Antimicrobial Wound Gel, and FDA cleared BIAKŌS™ Antimicrobial Skin and Wound Cleanser.

Ronald T. Nixon, Executive Chairman of the Company, is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Anne Beal Salamone, a director of the Company, is a shareholder, the former president and current Chairman of the Board of Rochal.

John C. Siedhoff was a director of the Company during 2018 and resigned that position January 31, 2019. During that period Mr. Siedhoff received compensation in the amount of $260,000 in consulting fees as a consultant to the Company. On January 31, 2019, Mr. Siedhoff entered into a consulting agreement with the Company that terminates December 31, 2020. Under the agreement Mr. Siedhoff earned consulting fees in the amount of $21,947 per month through December 31, 2019. For the period January 1, 2020 through December 31, 2020, Mr. Siedhoff will earn $10,000 per month.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We engaged MaloneBailey, LLP to conduct annual our audits and review of quarterly financial statements for the years ended December 31, 2019 and December 31, 2018. Audit fees for services performed were $88,000 and $68,303, respectively.

Tax Fees. We engaged Haynie & Company as our accountants for tax-related services for the years ended December 31, 2019 and December 31, 2018, and paid $24,951 and $20,903, respectively.

All Other Fees. We paid no other fees to independent public accountants.

Consideration of Non-audit Services Provided by the Independent Auditors. We paid no other fees to Malone Bailey, LLP for non-audit services.

Audit Committee Pre-Approval Policy

The policy of the Board, in its capacity as the Company’s audit committee, is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, and other services. The Board approved all of the fees described above. The Board may also pre-approve particular services on a case-by-case basis. The independent public accountants are required to periodically report to the Board regarding the extent of services provided by the independent public accountants in accordance with such pre-approval. The Board may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Board at the next scheduled Board meeting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Share Exchange Agreement between Catalyst CellerateRX, LLC and WNDM Medical Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2019).

3.1	Articles of Incorporation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 11, 2008).

3.1.1	Amendment to Articles of Incorporation of Sanara MedTech Inc. (incorporated by reference to Exhibit A to the Registrant’s Information Statement filed with the Commission on May 13, 2008).

3.1.2
Amendment to Articles of Incorporation of Sanara MedTech Inc., effective February 20, 2015 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the Commission February 21, 2020).

3.1.3
Amendment to Articles of Incorporation of Sanara MedTech Inc. effective May 10, 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the Commission February 21, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008)

4.1	Certificate of Designations, of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.1 †
Wound Management Technologies, Inc. 2010 Omnibus Long-Term Incentive Plan dated March 12, 2010 effective subject to shareholder approval on or before March 11, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010)

10.2 *†	Employment Agreement dated June 1, 2019 between Sanara MedTech Inc. and Shawn M. Bowman

10.3 *†	Employment Agreement dated June 1, 2019 between Sanara MedTech Inc. and Zachary B. Fleming

10.4
Contribution Agreement dated August 27, 2018 between Wound Care Innovations, LLC and Catalyst Cellerate RX, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.5
Operating Agreement dated August 27, 2018 between Wound Care Innovations, LLC and Catalyst Cellerate RX, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.6
Sublicense Agreement dated August 27, 2018 between Catalyst Cellerate RX, LLC and Cellerate, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.7
Professional Services Agreement dated August 27, 2018 between Wound Management Technologies, Inc., Catalyst Cellerate RX, LLC and Cellerate, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.8	Convertible Promissory Note to Catalyst Cellerate RX, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018)

10.9
Product License Agreement dated July 8, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019)

10.10
Product License Agreement dated October 1, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

21.1*	List of Subsidiaries*

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Filed herewith
† Identifies a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

March 26, 2020	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael Carmena	PEO (Principal Executive Officer)	March 26, 2020
J. Michael Carmena

/s/ Michael McNeil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
Michael McNeil

/s/ James W. Stuckert	Director	March 26, 2020
James W. Stuckert

/s/ Ronald T. Nixon	Chairman	March 26, 2020
Mr. Ronald T. Nixon

/s/ Kenneth E. Thorpe	Director	March 26, 2020
Kenneth E. Thorpe

/s/ Ann Beal Salamone	Director	March 26, 2020
Ann Beal Salamone

/s/ Oden Howell, Jr.	Director	March 26, 2020
Oden Howell, Jr.