Form 10-Q
period 2020-03-31
Sanara MedTech Inc.
filed 2020-05-12
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 12, 2020, the Company had 6,203,402 shares of Common Stock, $.001 par value per share outstanding.

SANARA MEDTECH INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2020

Part I – Financial Information
Item 1. Financial Statements
Sanara MedTech Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2020	2019
Current assets
Cash	$4,022,453	$6,611,928
Accounts receivable, net of allowance for bad debt of $79,465 and $60,012	1,196,654	1,285,165
Royalty receivable	49,344	50,250
Inventory, net of allowance for obsolescence of $58,574 and $43,650	1,009,213	746,519
Prepaid other - related party	200,000	-
Prepaid and other assets	311,852	161,902
Total current assets	6,789,516	8,855,764

Long-term assets
Property, plant and equipment, net of accumulated depreciation of $75,754 and $60,694	245,402	204,953
Right of use assets – operating leases	556,533	585,251
Intangible assets, net of accumulated amortization of $641,323 and $603,580	1,933,452	1,471,194
Total long-term assets	2,735,387	2,261,398

Total assets	$9,524,903	$11,117,162

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$289,505	$337,504
Accounts payable – related party	206,849	68,668
Accrued royalties and expenses	675,442	528,060
Accrued bonus and commissions	1,225,486	1,588,056
Operating lease liability - current	120,121	117,533
Total current liabilities	2,517,403	2,639,821

Long-term liabilities
Operating lease liability – long term	450,461	481,384
Convertible notes payable – related party	-	1,500,000
Accrued interest - related party	-	103,557
Total long-term liabilities	450,461	2,084,941

Total liabilities	2,967,864	4,724,762

Shareholders' equity
Series F Convertible Preferred Stock: $10 par value, 1,200,000 shares authorized; none issued and outstanding as of March 31, 2020 and 1,136,815 issued and outstanding as of December 31, 2019	-	11,368,150
Common Stock: $0.001 par value, 20,000,000 shares authorized; 6,203,832 issued and outstanding as of March 31, 2020 and 3,571,001 issued and outstanding as of December 31, 2019	6,204	3,571
Additional paid-in capital	11,289,339	(2,081,829)
Accumulated deficit	(4,512,759)	(2,675,802)
Total Sanara MedTech shareholders' equity	6,782,784	6,614,090
Equity attributable to noncontrolling interest	(225,745)	(221,690)
Total shareholders' equity	6,557,039	6,392,400

Total liabilities and stockholders' equity	$9,524,903	$11,117,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$3,524,331	$2,486,896

Cost of goods sold	330,188	289,340

Gross profit	3,194,143	2,197,556

Operating expenses
Selling, general and administrative expenses	4,906,538	2,350,363
Depreciation and amortization	53,505	4,340
Bad debt expense	30,000	-
Total operating expenses	4,990,043	2,354,703

Operating loss	(1,795,900)	(157,147)

Other expense
Other expense	(36,758)	-
Interest expense	(8,354)	(5,425)
Total other expense	(45,112)	(5,425)

Net loss	(1,841,012)	(162,572)

Less: Net loss attributable to noncontrolling interest	(4,055)	-

Net loss attributable to Sanara MedTech common shareholders	$(1,836,957)	$(162,572)

Basic loss per share of Common stock	$(0.39)	$(0.39)

Diluted loss per share of Common stock	$(0.39)	$(0.39)

Weighted average number of common shares outstanding basic	4,751,941	420,698

Weighted average number of common shares outstanding diluted	4,751,941	420,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(unaudited)

	Preferred Stock Series F		Common Stock		Additional			Accumulated		TotalShareholders'
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Income/	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	(Deficit)
Balance at December 31, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$138,286	$-	$586,797
Reverse recapitalization	-	-	2,366,465	2,366	(1,159,929)	(41)	-	-	-	(1,157,563)
Net loss	-	-	-	-		-	-	(162,572)	-	(162,572)
Balance at March 31, 2019	1,136,815	$11,368,150	2,366,465	$2,366	$(12,079,568)	(41)	$-	$(24,286)	$-	$(733,338)

	Preferred Stock Series F		Common Stock		Additional			Accumulated		TotalShareholders'
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Income/	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	-	$-	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-	-	-
Conversion of Promissory Note to Common	-	-	179,101	179	1,611,732	-	-	-	-	1,611,911
Stock Grants	-	-	180,100	180	(180)	-	-	-	-	-
Share-based compensation	-	-	-	-	393,740	-	-	-	-	393,740
Net loss	-	-	-	-		-	-	(1,836,957)	(4,055)	(1,841,012)
Balance at March 31, 2020	-	$-	6,203,832	$6,204	$11,289,339	-	$-	$(4,512,759)	$(225,745)	$6,557,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,841,012)	$(162,572)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	53,505	4,340
Interest expense on convertible debt	8,354	3,255
Loss on disposal of asset	1,244	7,500
Bad debt expense	30,000	-
Share-based compensation	393,740	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	59,416	(147,790)
(Increase) decrease in inventory	(262,694)	119,354
(Increase) decrease in prepaid - related parties	(200,000)	-
(Increase) decrease in prepaid and other assets	(121,231)	(506,118)
Increase (decrease) in accounts payable	(47,999)	14,279
Increase (decrease) in accounts payable related parties	138,181	38,670
Increase (decrease) in accrued royalties and expenses	147,382	53,449
Increase (decrease) in accrued liabilities	(390,905)	139,490
Net cash used in operating activities	(2,032,019)	(436,143)

Cash flows from investing activities:
Purchase of property and equipment	(57,456)	(6,794)
Cash received in reverse acquisition	-	508,973
Purchase of intangible assets	(500,000)	-
Net cash flows provided by (used in) investing activities	(557,456)	502,179

Cash flows from financing activities:
Draw on line of credit	-	500,000
Net cash provided by financing activities	-	500,000

Net increase (decrease) in cash	(2,589,475)	566,036
Cash and cash equivalents, beginning of period	6,611,928	176,421
Cash and cash equivalents, end of period	$4,022,453	$742,457

Cash paid during the period for:
Interest	$-	$2,170
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	11,368,150	-
Common stock issued for conversion of Related Party debt and interest	1,611,911	-
Common stock issued in reverse capitalization; less cash received of $508,973	-	1,666,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Basis of Presentation

The terms “Sanara MedTech,” “we,” “the Company,” “SMTI,” “our,” and “us” as used in this report refer to Sanara MedTech Inc. and its subsidiaries. The accompanying unaudited consolidated balance sheet as of March 31, 2020, and unaudited consolidated statements of operations for the three-months ended March 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2019, and December 31, 2018, included in the Company’s Annual Report on Form 10-K.

On August 28, 2018, the Company consummated definitive agreements that continued the Company’s operations to market its principal products, CellerateRX® Surgical Activated Collagen® Peptides and CellerateRX® Hydrolyzed Collagen wound fillers (CellerateRX), through a 50% ownership interest in a newly formed Texas limited liability company, Cellerate, LLC which began operations on September 1, 2018. The remaining 50% ownership interest was held by an affiliate of The Catalyst Group, Inc. (Catalyst), which acquired an exclusive world-wide license to distribute CellerateRX products. Cellerate, LLC conducts operations with an exclusive sublicense from the Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned subsidiaries Wound Care Innovations, LLC a Nevada limited liability company, and Cellerate, LLC a Texas limited liability company. The consolidated financial statements also include the accounts of Sanara Pulsar, LLC, a Texas limited liability company which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited, an unaffiliated company registered in the United Kingdom (WCS).

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

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify specific terms of products to be delivered, create the enforceable rights and obligations of both parties, and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2019 or 2020.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2020 and 2019. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Three Months Ended
	March 31,
	2020	2019
Product sales revenue	$3,474,081	$2,478,521
Royalty revenue	50,250	8,375
Total Revenue	$3,524,331	$2,486,896

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $20,116 for the three months ended March 31, 2020, compared to $38,837 for the three months ended March 31, 2019. The allowance for obsolete and slow-moving inventory had a balance of $58,574 at March 31, 2020, and $43,650 at December 31, 2019. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $30,000 during the three months ended March 31, 2020, and zero during the three months ended March 31, 2019. The allowance for doubtful accounts at March 31, 2020 was $79,465 and $60,012 at December 31, 2019. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined that allowance for doubtful accounts was appropriate at March 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. There was no impairment recorded during the three months ended March 31, 2020 and 2019.

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

Our intangible assets have been valued using the fair value accounting treatment. A description of the methodology used, including the valuation category, is described in Note 8 – Intangible Assets.

Income Per Share

The Company computes income per share in accordance with ASC Topic 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded from the current and prior period calculations as their inclusion would have been anti-dilutive during the three months ended March 31, 2020 and March 31, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company adopted the pronouncement effective January 1, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which out of practical expediency the Company has elected to not recognize lease assets and lease liabilities. See Note 4 below for more information regarding the Company’s leases.

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

NOTE 2 – NOTES PAYABLE

Convertible Notes Payable - Related Parties

As part of the aforementioned transaction with Catalyst to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest was payable quarterly but could be deferred at the Company’s election to the maturity of the promissory note. Outstanding principal and interest were convertible at Catalyst’s option into shares of the Company’s Common Stock at a conversion price of $9.00 per share.

On February 7, 2020, Catalyst converted its promissory note, including accrued interest of $111,911, into 179,101 shares of the Company’s common stock. As of March 31, 2020, there were no promissory notes or accrued interest outstanding.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

Future commitments under the terms of the ABF License Agreement include:

1.
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
3.
Sanara will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $500,000 during any calendar year.

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

BIAKŌS™ Antimicrobial Wound Gel and BIAKŌS™ Antimicrobial Skin and Wound Cleanser

On July 7, 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”) whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “License Agreement”). Currently, the products covered by the License Agreement are BIAKŌS™ Antimicrobial Wound Gel, and FDA cleared BIAKŌS™ Antimicrobial Skin and Wound Cleanser. The Executive Chairman of the Company is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Another Company director is also a director and significant shareholder of Rochal.

Future commitments under the terms of the License Agreement include:

1.
Subject to the occurrence of specified Sanara financing conditions by the end of 2022, Sanara will also pay Rochal $750,000, which at Sanara’s option, may be in cash or Sanara Common Stock; or a combination of cash and Sanara Common Stock.
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
3.
Sanara will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

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

The Company has two operating leases: an office space lease with a remaining lease term of 51 months and a copier lease with a remaining lease term of 16 months as of March 31, 2020. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases for which out of practical expediency the Company has elected to not recognize lease assets and lease liabilities.

In March 2017, and as amended in March 2018, the Company executed a new office lease effective April 1, 2019 for office space located at 1200 Summit Ave., Suite 414, Fort Worth, TX 76102. On July 1, 2019, the Company amended the office lease agreement which became effective on August 22, 2019 upon completion by the landlord of certain leasehold improvements. Under the terms of the amended lease agreement, the Company leased an additional 1,682 rentable square feet of office space which brought the total square footage leased to 5,877. The amended lease agreement extends the original term of the lease for a period of 36 months through June 30, 2024. The monthly base rental payments under the amended lease agreement are as follows:

		Monthly
From	Through	Base Rental
August 22, 2020	June 30, 2020	$12,243.75
July 1, 2020	June 30, 2021	$12,488.63
July 1, 2021	June 30, 2022	$12,488.63
July 1, 2022	June 30, 2023	$12,733.50
July 1, 2023	June 30, 2024	$12,978.38

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

In accordance with ASC 842, the Company has recorded lease assets of $556,533 and a related lease liability of $570,582 as of March 31, 2020. Cash paid for amounts included in measurement of operating lease liabilities as of March 31, 2020 was $37,354 . The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

March 31, 2020
Remainder of 2020	$113,532
2021	151,317
2022	151,333
2023	154,271
2024	77,870
Thereafter	-
Total lease payments	648,323
Less imputed interest	(77,741)
Present value of lease liabilities	$570,582

As of March 31, 2020, our operating leases have a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 6.25%.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. A summary is as follows:

	March 31,	December 31,
	2020	2019
Computers	$87,928	$87,310
Office equipment	22,597	22,312
Furniture and fixtures	208,601	153,995
Leasehold improvements	2,030	2,030
	321,156	265,647
Less accumulated depreciation	(75,754)	(60,694)

Property and equipment, net	$245,402	$204,953

Depreciation expense related to property and equipment was $15,762 for the three months ended March 31, 2020, and $1,631 for the three months ended March 31, 2019.

The Company considered the impact COVID-19 may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred. We will continue to assess COVID-19's impact on our business including any indicators of impairment of property and equipment.

NOTE 6 – SHAREHOLDERS’ EQUITY

Preferred Stock

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. After proportionally adjusting to reflect a subsequent 1 for 100 reverse stock split of the Common Stock, each share of Series F Convertible Preferred Stock was convertible at the option of the holder, at any time, into 2 shares of Common Stock. Additionally, each holder of Series F Convertible Preferred Stock was entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of Common Stock into which such holder’s Series F Preferred shares could then be converted. The Series F Convertible Preferred Stock ranked senior to the Company’s Common Stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock were entitled to a liquidation preference of $5 per share.

On February 7, 2020, Catalyst Group converted its entire holdings of Sanara MedTech Inc.’s 30-month $1,500,000 convertible promissory note and Series F Convertible Preferred Stock into shares of Sanara Common Stock. The Company issued an aggregate of 2,452,731 shares of Common Stock in the conversions. After the conversions, Catalyst controls the voting of a total of 3,416,587 shares of Common Stock, which represents 55.1% of the 6,203,832 shares of Common Stock currently outstanding. As of March 31, 2020, there were no shares of the Series F Preferred stock issued and outstanding.

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

On October 15, 2019, Company closed a private placement offering of 1,204,820 shares of its common stock at a price of $8.30 per share. All shares sold by the Company were newly issued shares. The purchasers in the offering were related party entities to three members of the Company’s Board of Directors.

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

Restricted Stock Awards

During the first quarter of 2020, the Company issued a total of 180,100 shares of restricted common stock to Company employees, directors, and certain consultants of the Company. The restricted share awards were issued under the Company’s 2014 Long Term Incentive Plan and are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s restricted stock agreement.

The fair value of each award is based on the closing price of the Company’s common stock on the respective grant dates. The Company recognizes compensation expense for stock awards on a straight-line basis over the vesting period of the award. Share-based compensation expense of $304,897 was recognized in selling, general and administrative expenses during the three months ended March 31, 2020. No share-based expense was recognized during the three months ended March 31, 2019.

Below is a summary of restricted stock activity for the three months ended March 31, 2020:

	For the Three Months Ended
	March 31, 2020
		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	-	-
Granted	180,100	$11.50
Vested	(15,497)	11.15
Forfeited	-	-
Non-vested at March 31, 2020	164,603	$11.54

At March 31, 2020 there was $1,677,875 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.6 years.
.
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

A summary of the status of the stock options at March 31, 2020 and changes during the three-month period then ended is presented below:

	For the Three Months Ended March 31, 2020
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2020	11,500	$6.00	2.8

Exercisable at March 31, 2020	11,500	$6.00	2.8

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

On October 16, 2019, the Company paid down the entire $2,200,000 balance of the revolving line of credit with cash proceeds received through a private placement stock offering. The total outstanding line of credit balance and accrued interest was $0 at March 31, 2020.

NOTE 8 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets are as follows:

	March 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Patent	$510,310	$(510,310)	$-	$510,310	$(510,310)	$-
License	2,000,000	(84,744)	1,915,256	1,500,000	(48,876)	1,451,124
Software and Other	64,464	(46,268)	18,196	64,464	(44,394)	20,070
Total	$2,574,774	$(641,322)	$1,933,452	$2,074,774	$(603,580)	$1,471,194

During the first quarter of 2020, the Company paid a $500,000 milestone payment to Rochal Industries, LLC (“Rochal”) upon FDA clearance of BIAKŌS™ Antimicrobial Wound Gel pursuant to the terms of the July 8, 2019 license agreement with Rochal. The milestone payment was recorded as an addition to intangible assets.

As of March 31, 2020, the weighted-average amortization period for all intangible assets is 12.0 years. Amortization expense related to intangible assets was $37,742 for the three months ended March 31, 2020 and $2,709 for the three months ended March 31, 2019. The estimated remaining amortization expense as of March 31, 2020 is as follows:

Remainder of 2020	$123,717
2021	164,956
2022	162,541
2023	157,461
2024	157,461
Thereafter	1,167,316
Total	$1,933,452

During the first quarter of 2020, the Company reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of the COVID-19 has created an impairment loss on the Company’s intangible assets. Accordingly, no there was no impairment loss recognized on the Company’s intangible assets during the three months ended March 31, 2020.

NOTE 9 –RELATED PARTIES

Payables to Related Parties

The Company had outstanding payables to related parties totaling $206,849 at March 31, 2020, and $68,668 at December 31, 2019.

Prepaid other - related party

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Rochal, a related party. As of March 31, 2020, the Company paid $200,000 to Rochal as a deposit towards the initial payment of a pending product license agreement. In the event this license agreement is not executed by the end of the 2020 calendar year, Rochal will be obligated to refund the advance deposit payments of $200,000 to Sanara. At December 31, 2019, there were no prepaid balances to related parties.

NOTE 10 – SUBSEQUENT EVENTS

Promissory Note - Paycheck Protection Program

On April 22, 2020, the Company executed an unsecured promissory note to Cadence Bank, N.A. (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the federal Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company plans to use the Loan proceeds for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act.

The Loan is in the principal amount of $583,000, bears interest at a fixed rate of 1.00% per annum and matures on April 22, 2022. The Loan requires monthly payments of principal and interest in the amount of $24,546 commencing on November 2, 2020 with a final payment of $174,115 due on April 22, 2022. The Loan may be prepaid at any time prior to maturity without penalty. Under the terms of the PPP, the Company may apply for forgiveness of the amount due on the Loan equal to the sum of payroll costs, covered rent and covered utility payments incurred during the 8-week period commencing on the loan funding date of April 24, 2020.The foregoing summary is qualified in its entirety by reference to the promissory note which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2020.

New Product License Agreement

On May 4, 2020, the Company executed a product license agreement (the “License Agreement”) with Rochal Industries, LLC (“Rochal”) whereby Sanara acquired an exclusive world-wide license to market, sell and further develop certain products for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes. The Executive Chairman of the Company is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Another Company director is also a director and significant shareholder of Rochal.

Key terms of the License Agreement include:

1.
Sanara will pay to Rochal $600,000 in cash and $750,000 payable at Sanara’s option in cash, Sanara Common Stock, or a combination of cash and Sanara Common Stock.

2.
At the time Rochal issues a purchase order to its contract manufacturer for the first good manufacturing practice run of the licensed products Sanara will pay Rochal $600,000 in cash.

3.
Upon FDA clearance of the licensed products, Sanara will pay Rochal $500,000 in cash and $1,000,000, which at Sanara’s option, may be in cash or Sanara Common Stock, or a combination of cash and Sanara Common Stock.

4.
Sanara will pay Rochal a royalty of:

a.
4% of net sales of licensed products in countries in which patents are registered

b.
2% of net sales of licensed products in countries without patent protection.

c.
The minimum annual royalty due to Rochal will be $100,000 beginning with the first full calendar year following the year in which first commercial sales of the licensed products occur and increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

d.
Sanara will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

5.
The License Agreement will expire in 2034.

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

Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements concerning the impact of COVID-19 among other matters. These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of inventory and other operating costs; the introduction of competing products; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; new laws and governmental regulations; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. The Company does not assume any obligation to update these forward-looking statements.

The following discussion and analysis of our financial condition is as of March 31, 2020.  The discussion of our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2019.

Impact of COVID-19

We have been actively monitoring the COVID-19 situation and its impact on the global economy and the Company. During the first quarter of 2020, the medical consequences of the virus and the associated suspension of elective surgical procedures had a moderate impact on the Company's business. With a large percentage of the Company's revenue derived from elective surgeries that have been or will be postponed, management is expecting a significant decline in revenue during the second quarter of 2020. We may also experience a slowing in our collections of outstanding accounts receivable from certain customers affected by the COVID-19 pandemic.

Our primary objectives during the pandemic have been supporting the safety of our team members and continued support of patients who need our products. The Company is proactively taking significant steps to cut costs, manage cash-flow, and continue to generate revenue from both its wound care and surgical businesses. The duration and severity of the impact from the COVID-19 virus is unclear, but management believes that elective surgical procedures currently being suspended will eventually be performed potentially leading to a significant increase in orders for the Company’s products. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

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

Marketing, Sales and Distribution

The Company’s CellerateRX Surgical products are attracting increased business from hospitals and surgery centers due to their recognized benefits including efficacy and economic value. The surgical products are used in specialty areas such as spine, orthopedics, trauma, vascular, general, plastic, podiatry and reconstructive surgeries. The surgical products are sold through a growing network of surgical specialty distributors and Company representatives who are credentialed to demonstrate the products in surgical settings.

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

Staffing

As of May 1, 2020, the Company has a staff of 38, consisting of 36 full-time employees and 2 part time employees.

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

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. During 2019 and 2020, our principal sources of liquidity have been our cash generated from operations, cash provided through a bank line of credit, and a $10,000,000 private placement offering in October 2019. Cash consists of cash on deposit with banks.

During the first quarter of 2020, the COVID-19 pandemic had a moderate impact on the Company's business. With a large percentage of the Company's revenue derived from elective surgeries that have been or will be postponed, management is expecting a significant decline in revenue during the second quarter of 2020. In April 2020, the Company’s revenues were approximately 50% lower than revenue levels prior to the COVID-19 outbreak. During late April and early May 2020, we have seen a limited resumption of elective surgical procedures in the Company’s primary markets in Texas and the southeastern United States. In the absence of another widespread suspension of elective surgical procedures, we expect to see gradual improvement in revenues as markets in other areas of the country begin to reopen.

As a result of the COVID-19 situation, the Company has significantly reduced costs in areas such as payroll, consulting, business travel, and other discretionary spending. We will continue to monitor our cash flow and will make additional expenditure adjustments as necessary. If appropriate, we may pursue additional financing including issuing additional stock and incurring additional debt. Although we have successfully funded our past operations through additional bank debt and issuance of equity, there is no assurance that our capital raising efforts will be able to attract additional capital at prices attractive to the Company. If we are unable to obtain additional funding for operations at any time in the future, we may not be able to continue operations as currently planned which would require us to modify various aspects of our operations.

In December 2018, and as amended in June 2019, the Company executed agreements with Cadence Bank, N.A. which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $2,500,000 which matures in June 2020. The line of credit is intended to provide the Company with additional working capital for its product pipeline, sales force expansion and other corporate purposes. At March 31, 2020, the Company had no outstanding balance on the line of credit.

For the three months ended March 31, 2020, net cash used in operating activities was $2,032,019 compared to $436,143 used in operating activities during the first three months of 2019. The higher use of cash in 2019 was due to investments in our sales force expansion and related sales support infrastructure, and higher inventory purchases.

For the three months ended March 31, 2020, net cash used in investing activities was $557,456 , compared to $502,179 provided by investing activities during the first three months of 2019. The cash used in investing activities during the first quarter of 2020 was primarily related to a $500,000 milestone payment to Rochal Industries, LLC (“Rochal”) upon FDA clearance of BIAKŌS™ Antimicrobial Wound Gel pursuant to the terms of the July 8, 2019 license agreement with Rochal.

For the three months ended March 31, 2020, net cash provided by financing activities was $0 as compared to $500,000 provided for the three months ended March 31, 2019.

Results of Operations

Revenues.  The Company generated revenues of $3,524,331 for the three months ended March 31, 2020, compared to revenues of $2,486,896 for the three months ended March 31, 2019, representing a 42% increase in revenues from prior year. The higher revenues in 2020 were primarily due to the continued execution of the Company’s strategy to expand its sales force and independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2020, was $330,188, compared to costs of goods sold of $289,340 for the three months ended March 31, 2019. The increase over prior year was due to the higher sales volume.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three months ended March 31, 2020, were $4,906,538, as compared to SG&A expenses of $2,350,363 for the three months ended March 31, 2019. The higher SG&A expenses in 2020 were primarily due to increased payroll costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, and increased marketing costs related to promotional activities for new and existing product lines. Direct selling costs represented the vast majority of the increase in total SG&A costs as we increased the size of our field sales organization from nine in March 2019 to eighteen in March of 2020.

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

Interest expense.  Interest expense was $8,354 for the three months ended March 31, 2020, as compared to $5,425 for the three months ended March 31, 2019.

Net income / loss. The Company had a net loss of $1,841,012 for the three months ended March 31, 2020, compared to net loss of $162,572 for the three months ended March 31, 2019. The net loss was due to higher SG&A costs described above, which were driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as the revenue generated by its new sales force begins to offset the cost of expanding the sales force.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on this assessment, management concluded that as of March 31, 2020, internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Management is currently evaluating the steps that would be necessary to eliminate this material weakness.

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

Part II — Other Information

Item 1.  Legal Proceedings

As of March 31, 2020, and as of this filing date, the Company has no outstanding legal proceedings.

Item 1a.  Risk Factors

The COVID-19 pandemic in the United States and other parts of the world may negatively impact our business, financial condition and results of operations.

An epidemic of COVID-19 is ongoing in the United States and most of the world. On January 30, 2020 the World Health Organization declared a global emergency, and since that time governments have instituted measures to attempt to contain spread of the virus, including temporary limitations on non-essential business activities and elective surgical procedures in medical facilities.

Because a majority of our revenue is currently generated from the sale of products in connection with surgical procedures, extensive limitations on those procedures and restrictions on our sales personnel from entering patient facilities would adversely affect our sales and operating results. Additionally, we obtain our products from manufacturers in the United States, and any disruptions in those manufacturing sites or the shipment of the products could impact our sales and operations. Similarly, interruptions in patient clinical studies and trials that are necessary to obtain FDA clearance of anticipated new products could delay expansion of our product portfolio.

The extent to which these events impact our business will depend on future developments regarding the rate of infection of the virus and the further or lessening of current or new restrictions put in place to contain the epidemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

This item is not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1†	Product License Agreement effective May 4, 2020

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith

†  Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanara MedTech Inc.

May 12, 2020	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer