Form 10-Q
period 2020-06-30
Sanara MedTech Inc.
filed 2020-08-13
CIK 714256

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020
or
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

As of August 13, 2020, the Company had 6,203,214 shares of Common Stock, $.001 par value per share outstanding.

SANARA MEDTECH INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 2020

Part I – Financial Information
Item 1. Financial Statements

Sanara MedTech Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2020	2019
Current assets
Cash	$3,305,281	$6,611,928
Accounts receivable, net of allowance for bad debt of $80,029 and $60,012	1,368,371	1,285,165
Royalty receivable	49,344	50,250
Inventory, net of allowance for obsolescence of $93,944 and $43,650	862,692	746,519
Prepaid other - related party	50,970	-
Prepaid and other assets	472,568	161,902
Total current assets	6,109,226	8,855,764

Long-term assets
Property, plant and equipment, net of accumulated depreciation of $91,424 and $60,694	227,002	204,953
Right of use assets – operating leases	527,371	585,251
Intangible assets, net of accumulated amortization of $698,079 and $603,580	3,226,696	1,471,194
Total long-term assets	3,981,069	2,261,398

Total assets	$10,090,295	$11,117,162

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$139,795	$337,504
Accounts payable – related party	752,322	68,668
Accrued royalties and expenses	861,792	528,060
Accrued bonus and commissions	1,519,736	1,588,056
Operating lease liability - current	122,750	117,533
Short-term debt	190,433	-
Accrued interest	1,101	-
Total current liabilities	3,587,929	2,639,821

Long-term liabilities
Operating lease liability – long term	419,054	481,384
Convertible notes payable – related party	-	1,500,000
Long-term debt	392,567	-
Accrued interest - related party	-	103,557
Other long-term liabilities	77,092	-
Total long-term liabilities	888,713	2,084,941

Total liabilities	4,476,642	4,724,762

Shareholders' equity
Series F Convertible Preferred Stock: $10 par value, 1,200,000 shares authorized; none issued and outstanding as of June 30, 2020 and 1,136,815 issued and outstanding as of December 31, 2019	-	11,368,150
Common Stock: $0.001 par value, 20,000,000 shares authorized; 6,203,402 issued and outstanding as of June 30, 2020 and 3,571,001 issued and outstanding as of December 31, 2019	6,203	3,571
Additional paid-in capital	11,475,511	(2,081,829)
Accumulated deficit	(5,638,523)	(2,675,802)
Total Sanara MedTech shareholders' equity	5,843,191	6,614,090
Equity attributable to noncontrolling interest	(229,538)	(221,690)
Total shareholders' equity	5,613,653	6,392,400

Total liabilities and stockholders' equity	$10,090,295	$11,117,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$2,967,183	$3,017,489	$6,491,514	$5,504,385

Cost of goods sold	348,675	334,829	678,863	624,169

Gross profit	2,618,508	2,682,660	5,812,651	4,880,216

Operating expenses
Selling, general and administrative expenses	3,624,027	2,983,248	8,530,565	5,333,611
Depreciation and amortization	74,221	22,542	127,726	26,882
Bad debt expense	-	-	30,000	-
Total operating expenses	3,698,248	3,005,790	8,688,291	5,360,493

Operating loss	(1,079,740)	(323,130)	(2,875,640)	(480,277)

Other expense
Other expense	(48,716)	145	(85,474)	145
Interest expense	(1,101)	(29,486)	(9,455)	(34,911)
Total other expense	(49,817)	(29,341)	(94,929)	(34,766)

Net loss	(1,129,557)	(352,471)	(2,970,569)	(515,043)

Less: Net loss attributable to noncontrolling interest	(3,793)	(1,054)	(7,848)	(1,054)

Net loss attributable to Sanara MedTech common shareholders	$(1,125,764)	$(351,417)	$(2,962,721)	$(513,989)

Basic loss per share of common stock	$(0.18)	$(0.15)	$(0.54)	$(0.37)

Diluted loss per share of common stock	$(0.18)	$(0.15)	$(0.54)	$(0.37)

Weighted average number of common shares outstanding basic	6,203,577	2,366,288	5,477,759	1,398,867

Weighted average number of common shares outstanding diluted	6,203,577	2,366,288	5,477,759	1,398,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(unaudited)

	Preferred Stock Series F		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/ (Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$138,286	$-	$586,797
Reverse recapitalization	-	-	2,366,465	2,366	(1,159,929)	(41)	-	-	-	(1,157,563)
Net loss	-	-	-	-		-	-	(162,572)	-	(162,572)
Balance at March 31, 2019	1,136,815	$11,368,150	2,366,465	$2,366	$(12,079,568)	(41)	$-	$(24,286)	$-	$(733,338)
Treasury stock retirement	-	-	(41)	-	-	41	-	-	-	-
Repurchase and cancellation of fractional shares	-	-	(243)	-	(1,061)	-	-	-	-	(1,061)
Net loss	-	-	-	-		-	-	(351,417)	(1,054)	(352,471)
Balance at June 30, 2019	1,136,815	$11,368,150	2,366,181	$2,366	$(12,080,629)	-	$-	$(375,703)	$(1,054)	$(1,086,870)

	Preferred Stock Series F		Common Stock		Additional					Total
	$10 par value		$0.001 par value		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income/ (Deficit)	Interest	Equity (Deficit)
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	-	$-	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-	-	-
Conversion of Promissory Note to Common	-	-	179,101	179	1,611,732	-	-	-	-	1,611,911
Stock Grants	-	-	180,100	180	(180)	-	-	-	-	-
Share-based compensation	-	-	-	-	393,740	-	-	-	-	393,740
Net loss	-	-	-	-		-	-	(1,836,957)	(4,055)	(1,841,012)
Balance at March 31, 2020	-	$-	6,203,832	$6,204	$11,289,339	-	$-	$(4,512,759)	$(225,745)	$6,557,039
Stock Grants			(430)	(1)	1	-	-	-	-	-
Share-based compensation					186,171	-	-	-	-	186,171
Net income (loss)	-	-	-	-		-	-	(1,125,764)	(3,793)	(1,129,557)
Balance at June 30, 2020	-	$-	6,203,402	$6,203	$11,475,511	-	$-	$(5,638,523)	$(229,538)	$5,613,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(2,970,569)	$(515,043)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	127,726	26,882
Interest expense on convertible debt	8,354	22,585
Interest expense on PPP loan	1,101	-
Loss on disposal of asset	2,180	13,581
Bad debt expense	30,000	-
Inventory obsolescence	75,422	85,838
Share-based compensation	491,069	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(112,301)	(259,342)
(Increase) decrease in inventory	(191,595)	(15,109)
(Increase) decrease in prepaid - related parties	(50,970)	(144,587)
(Increase) decrease in prepaid and other assets	(252,786)	(758,132)
Increase (decrease) in accounts payable	(197,709)	(217,299)
Increase (decrease) in accounts payable related parties	(66,346)	55,243
Increase (decrease) in accrued royalties and expenses	333,731	166,379
Increase (decrease) in accrued liabilities	40,502	299,440
Net cash used in operating activities	(2,732,191)	(1,239,564)

Cash flows from investing activities:
Purchase of property and equipment	(57,456)	(25,606)
Cash received in reverse acquisition	-	508,973
Repurchase and cancellation of fractional shares	-	(1,061)
Purchase of intangible assets	(1,100,000)	-
Net cash flows provided by (used in) investing activities	(1,157,456)	482,306

Cash flows from financing activities:
Draw on line of credit	-	1,000,000
Proceeds from PPP Loan	583,000	-
Net cash provided by financing activities	583,000	1,000,000

Net increase (decrease) in cash	(3,306,647)	242,742
Cash and cash equivalents, beginning of period	6,611,928	176,421
Cash and cash equivalents, end of period	$3,305,281	$419,163

Cash paid during the period for:
Interest	$-	$7,465
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	11,368,150	-
Common stock issued for conversion of Related Party debt and interest	1,611,911	-
Common stock issuable in payment of intangible asset	750,000	-
Common stock issued in reverse capitalization; less cash received of $508,973	-	1,666,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Basis of Presentation

The terms “Sanara MedTech,” “Sanara,” “we,” “the Company,” “SMTI,” “our,” and “us” as used in this report refer to Sanara MedTech Inc. and its subsidiaries. The accompanying unaudited consolidated balance sheet as of June 30, 2020, and unaudited consolidated statements of operations for the six-months ended June 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2019, and December 31, 2018, included in the Company’s Annual Report on Form 10-K.

On August 28, 2018, the Company consummated definitive agreements that continued the Company’s operations to market its principal products, CellerateRX® Surgical Activated Collagen® Peptides and CellerateRX® Hydrolyzed Collagen wound fillers (“CellerateRX”), through a 50% ownership interest in a newly formed Texas limited liability company, Cellerate, LLC which began operations on September 1, 2018. The remaining 50% ownership interest was held by an affiliate of The Catalyst Group, Inc. (“Catalyst”), which acquired an exclusive world-wide license to distribute CellerateRX products. Cellerate, LLC conducts operations with an exclusive sublicense from the Catalyst affiliate to distribute CellerateRX products into the wound care and surgical markets in the United States, Canada and Mexico.

On March 15, 2019, the Company acquired Catalyst’s 50% interest in Cellerate, LLC (“the Cellerate Acquisition”) in exchange for 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock was convertible at the option of the holder, at any time, into 2 shares of common stock, adjusted for the 1-for-100 reverse stock split of the Company’s common stock which became effective on May 10, 2019. Additionally, each holder of Series F Convertible Preferred Stock was entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F shares could then be converted. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Preferred Stock, the fair value of the preferred shares issued to Catalyst was approximately $12.5 million. Following the closing of this transaction, Mr. Ronald T. Nixon, Founder and Managing Partner of Catalyst, was elected to the Company’s Board of Directors effective March 15, 2019.

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

On May 9, 2019, the Company organized Sanara Pulsar, LLC, a Texas limited liability company, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited, an unaffiliated company registered in the United Kingdom (“WCS”). Net profits and losses and distributions are shared by the members in proportion to their respective membership interests. The Company consolidates the operations and financial position of Sanara Pulsar.

On June 9, 2020, the Company organized United Wound and Skin Solutions, LLC, a Delaware limited liability company. United Wound and Skin Solutions is a 100% owned subsidiary of the Company. The Company intends to utilize the UWSS entity to invest in future partnerships and technology that offer proprietary, efficacious solutions for wound and skin care.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned subsidiaries, Wound Care Innovations, LLC, a Nevada limited liability company, Cellerate, LLC, a Texas limited liability company, and United Wound and Skin Solutions, LLC. The consolidated financial statements also include the accounts of Sanara Pulsar, LLC, a Texas limited liability company which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the six months ended June 30, 2020 and 2019. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Six Months Ended
	June 30,
	2020	2019
Product sales revenue	$6,391,014	$5,445,760
Royalty revenue	100,500	58,625
Total Revenue	$6,491,514	$5,504,385

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $75,422 for the six months ended June 30, 2020, compared to $85,838 for the six months ended June 30, 2019. The allowance for obsolete and slow-moving inventory had a balance of $93,944 at June 30, 2020, and $43,650 at December 31, 2019. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $30,000 during the six months ended June 30, 2020, and $0 during the six months ended June 30, 2019. The allowance for doubtful accounts at June 30, 2020 was  $80,029 and $60,012 at December 31, 2019. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined that allowance for doubtful accounts was appropriate at June 30, 2020.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and determined there was not a material impact to our consolidated financial statements as of and for the six months ended June 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the six months ended June 30, 2020 and 2019.

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

Income Per Share

The Company computes income per share in accordance with ASC Topic 260, “Earnings per Share,” which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All convertible instruments were excluded from the current and prior period calculations as their inclusion would have been anti-dilutive during the six months ended June 30, 2020 and June 30, 2019.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the six months ended June 30, 2020 and 2019 as such shares would have had an anti-dilutive effect:

	As of June 30,
	2020	2019

Stock options	11,500	11,500
Convertible debt	-	173,800
Preferred shares	-	2,273,630

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842 Leases which is effective for reporting periods beginning after December 15, 2018. The Company adopted the pronouncement effective January 1, 2019. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases which for practical expediency the Company has elected to not recognize as lease assets and lease liabilities. See Note 4 below for more information regarding the Company’s leases.

On June 20, 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted the pronouncement effective January 1, 2019, and the adoption did not have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – NOTES PAYABLE

Convertible Notes Payable - Related Parties

As part of the aforementioned transaction with a Catalyst affiliate to form Cellerate, LLC, the Company issued a 30-month convertible promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest was payable quarterly but could be deferred at the Company’s election to the maturity of the promissory note. Outstanding principal and interest were convertible at Catalyst’s option into shares of the Company’s common stock at a conversion price of $9.00 per share.

On February 7, 2020, Catalyst converted its $1,500,000 promissory note, including accrued interest of $111,911, into 179,101 shares of the Company’s common stock. As of June 30, 2020, there were no related party promissory notes or accrued interest outstanding.

Promissory Note - Paycheck Protection Program

On April 22, 2020, the Company executed an unsecured promissory note to Cadence Bank, N.A. (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the federal Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company is using the PPP Loan proceeds for covered payroll costs and other costs in accordance with the relevant terms and conditions of the CARES Act.

The PPP Loan is in the principal amount of $583,000, bears interest at a fixed rate of 1.00% per annum and matures on April 22, 2022. The PPP Loan requires monthly payments of principal and interest in the amount of $24,546 commencing on November 2, 2020 with a final payment of $174,115 due on April 22, 2022. The PPP Loan may be prepaid at any time prior to maturity without penalty. Under the terms of the PPP, the Company may apply for forgiveness of the amount due on the PPP Loan equal to the sum of payroll costs, covered rent and covered utility payments incurred during the 8-week period commencing on the loan funding date of April 24, 2020. The foregoing summary is qualified in its entirety by reference to the promissory note which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2020. At June 30, 2020, the total outstanding note balance was $583,000 plus accrued interest of $1,101.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS AND ROYALTIES

CellerateRX® Activated Collagen®

The Company has an exclusive sublicense to distribute CellerateRX® Activated Collagen® products into the wound care and surgical markets in the United States, Canada and Mexico. The Company pays specified royalties based on annual net sales of CellerateRX. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six months' notice. The Company pays royalties based on its annual net sales of CellerateRX consisting of 3% of all collected net sales each year up to $12,000,000, 4% of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected net sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

BIAKŌS™ Antimicrobial Wound Gel and BIAKŌS™ Antimicrobial Skin and Wound Cleanser

On July 7, 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”) whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKOS License Agreement”). Currently, the products covered by the BIAKOS License Agreement are BIAKŌS™ Antimicrobial Wound Gel, and BIAKŌS™ Antimicrobial Skin and Wound Cleanser. Both products are FDA cleared. The Executive Chairman of the Company is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Another Company director is also a director and significant shareholder of Rochal.

Future commitments under the terms of the BIAKOS License Agreement include:

1.
Subject to the occurrence of specified the Company financing conditions by the end of 2022, the Company will also pay Rochal $750,000, which at the Company’s option, may be in cash or Sanara common stock; or a combination of cash and Sanara common stock.
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
3.
The Company will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKOS License Agreement will expire with the related patents in December 2031.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the BIAKOS License Agreement which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019.

CuraShield™ Antimicrobial Barrier Film and No Sting Skin Protectant

On October 1, 2019, the Company executed a license agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market utilizing certain Rochal patents and pending patent applications (the “ABF License Agreement”). Currently, the products covered by the ABF License Agreement are CuraShield™ Antimicrobial Barrier Film and a no sting skin protectant product.

Future commitments under the terms of the ABF License Agreement include:

1.
Subject to the occurrence of specified Company financing conditions in 2020, the Company will also pay Rochal $500,000, which at Rochal’s option may be in cash or the Sanara common stock; or a combination of cash and Sanara common stock.
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
3.
The Company will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $500,000 during any calendar year.

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the ABF License Agreement which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.

Product License Agreement

On May 4, 2020, the Company executed a product license agreement (the “Debrider License Agreement”) with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop an autolytic debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes.

Key terms of the Debrider License Agreement include:

1.
The Company paid Rochal $600,000 in cash and will pay $750,000 to Rochal at the Company’s option in cash, Sanara common stock, or a combination of cash and Sanara common stock.

Note: The Company has elected to pay the $750,000 in Sanara common stock which will be issued to Rochal in August 2020. Under the terms of the agreement, the number of shares to be issued is determined by dividing the amount to be paid ($750,000) by the closing sale price of the Sanara’s common stock on the effective date of the agreement. On May 4, 2020, the closing price of Sanara common stock was $12.50 which will result in the issuance of 60,000 shares to Rochal.

2.
At the time Rochal issues a purchase order to its contract manufacturer for the first good manufacturing practice run of the licensed products, the Company will pay Rochal $600,000 in cash.

3.
Upon FDA clearance of the licensed products, the Company will pay Rochal $500,000 in cash and $1,000,000 which at the Company’s option may be in cash or Sanara common stock; or a combination of cash and Sanara common stock.

4.
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

d.
The Company will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year

5.
The Debrider License Agreement will expire in October 2034.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Debrider License Agreement which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020.

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

OTHER COMMITMENTS

At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In 2019, the Company advanced to WCS $200,000 and recorded the payment as a reduction of non-controlling interests. In the event WCS’s Form K-l from Sanara Pulsar for the year 2020 does not allocate to WCS net income of at least $200,000 ("Target Net Income"), then Cellerate. LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. For the years 2021 through 2024 Target Net Income will increase by 10% each year and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to all such advances to WCS.

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

The Company has two operating leases: an office space lease with a remaining lease term of 48 months and a copier lease with a remaining lease term of 13 months as of June 30, 2020. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019. All other leases are short-term leases which for practical expediency the Company has elected to not recognize as lease assets and lease liabilities.

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

		Monthly
From	Through	Base Rental
August 22, 2019	June 30, 2020	$12,243.75
July 1, 2020	June 30, 2021	$12,488.63
July 1, 2021	June 30, 2022	$12,488.63
July 1, 2022	June 30, 2023	$12,733.50
July 1, 2023	June 30, 2024	$12,978.38

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

In accordance with ASC Topic 842, the Company has recorded lease assets of $527,371 and a related lease liability of $541,804 as of June 30, 2020. Cash paid in 2020 for amounts included in measurement of operating lease liabilities as of June 30, 2020 was $74,709. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

June 30, 2020
Remainder of 2020	$76,178
2021	151,317
2022	151,333
2023	154,271
2024	77,870
Thereafter	-
Total lease payments	610,969
Less imputed interest	(69,165)
Present Value of Lease Liabilities	$541,804

As of June 30, 2020, our operating leases have a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 6.25%.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. A summary is as follows:

	June 30,	December 31,
	2020	2019
Computers	$87,928	$87,310
Office equipment	22,597	22,312
Furniture and fixtures	205,871	153,995
Leasehold improvements	2,030	2,030
	318,426	265,647
Less accumulated depreciation	(91,424)	(60,694)

Property and equipment, net	$227,002	$204,953

Depreciation expense related to property and equipment was $33,227 for the six months ended June 30,2020, and $7,917 for the six months ended June 30,2019.

The Company considered the impact the COVID-19 pandemic may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred. We will continue to assess the COVID-19 pandemic's impact on our business including any indicators of impairment of property and equipment.

NOTE 6 – SHAREHOLDERS’ EQUITY

Preferred Stock

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. After proportionally adjusting to reflect a subsequent 1-for-100 reverse stock split of the common stock, each share of Series F Convertible Preferred Stock was convertible at the option of the holder, at any time, into 2 shares of common stock. Additionally, each holder of Series F Convertible Preferred Stock was entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F Preferred shares could then be converted. The Series F Convertible Preferred Stock ranked senior to the Company’s common stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock were entitled to a liquidation preference of $5 per share.

On February 7, 2020, Catalyst converted its entire holdings of Sanara MedTech Inc.’s 30-month $1,500,000 convertible promissory note and 1,136,185 shares of Series F convertible preferred stock into shares of Sanara common stock. The Company issued an aggregate of 2,452,731 shares of common stock in the conversions. After the conversions, Catalyst and its affiliates control the voting of a total of 3,416,587 shares of common stock, which represents 55.1% of the 6,203,402 shares of common stock currently outstanding. As of June 30, 2020, there were no shares of the Series F preferred stock issued and outstanding.

Common Stock

On May 10, 2019 the Company effected a 1-for-100 reverse stock split of the Company’s issued and outstanding shares of common stock. Concurrent with the reverse stock split, the Company changed its corporate name from Wound Management Technologies, Inc. to Sanara MedTech Inc.

The reverse stock split was previously approved by shareholders of a majority of the Company’s outstanding voting stock on March 21, 2019. On May 10, 2019, the Company’s common stock began trading on the OTCQB market under the symbol “WNDMD” and traded under that symbol until June 6, 2019, at which time the Company changed its trading symbol to “SMTI”. The post-split common stock is traded under a new CUSIP number 79957L100. In connection with the reverse stock split, the Company also made a corresponding adjustment to the Company’s authorized capital stock to reduce the authorized common stock to 20,000,000 shares and the authorized preferred stock to 2,000,000 shares, effective May 10, 2019.

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

On February 21, 2020, the Company filed a Form S-8 registration statement which registered an aggregate of 2,000,000 shares of its common stock that may be issued under the Sanara MedTech Inc. 2014 Omnibus Long-Term Incentive Plan. Pursuant to Rule 416 of the Securities Act of 1933, as amended, this registration statement also covers such additional and indeterminate number of securities as may become issuable pursuant to the provisions of the plan relating to adjustments for changes resulting from a share dividend, share split or similar change.

At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan as amended (the “Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. For a brief description of the Plan, see the section entitled “Item 2, Approval of the Restated 2014 Omnibus Long Term Incentive Plan” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on June 25, 2020, which section is incorporated by reference herein.

Restricted Stock Awards

During the first quarter of 2020, the Company issued a total of 180,100 shares of restricted common stock to Company employees, directors, and certain consultants of the Company. The restricted share awards were issued under the Company’s 2014 Long Term Incentive Plan and are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s restricted stock agreement. During the second quarter of 2020, the Company issued an additional 1,000 shares of restricted common stock to an officer of the Company. Restricted shares forfeited during the second quarter totaled 1,430.

The fair value of each award is based on the closing price of the Company’s common stock on the respective grant dates. The Company recognizes compensation expense for stock awards on a straight-line basis over the vesting period of the award. Share-based compensation expense of $491,069 was recognized in selling, general and administrative expenses during the six months ended June 30, 2020. No share-based expense was recognized during the six months ended June 30, 2019.

Below is a summary of restricted stock activity for the six months ended June 30, 2020:

	For the Six Months Ended
	June 30, 2020
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	-	$-
Granted	181,100	11.50
Vested	(25,580)	11.16
Forfeited	(1,430)	11.15
Non-vested at June 30, 2020	154,090	$11.57

At June 30, 2020 there was $1,488,058 of total unrecognized share-based compensation expense related to unvested share-based compensation awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of the status of the stock options at June 30, 2020 and changes during the six-month period then ended is presented below:

	For the Six Months Ended June 30, 2020
		Weighted Average	Weighted Average Remaining
	Options	Exercise Price	Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2020	11,500	$6.00	2.5

Exercisable at June 30, 2020	11,500	$6.00	2.5

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

On October 16, 2019, the Company paid down the entire $2,200,000 balance of the revolving line of credit with cash proceeds received through a private placement stock offering. The total outstanding line of credit balance and accrued interest were $0 at June 30, 2020.

The Company’s revolving line of credit with Cadence matured on June 19, 2020. The Company is considering other financing options including a new revolving line of credit with Cadence.

NOTE 8 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets are as follows:

	June 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Patent	$510,310	$(510,310)	$-	$510,310	$(510,310)	$-
Product Licenses	3,350,000	(139,627)	3,210,373	1,500,000	(48,876)	1,451,124
Software and Other	64,464	(48,141)	16,323	64,464	(44,394)	20,070
Total	$3,924,774	$(698,078)	$3,226,696	$2,074,774	$(603,580)	$1,471,194

During the first quarter of 2020, the Company paid a $500,000 milestone payment to Rochal Industries, LLC (“Rochal”) upon FDA clearance of BIAKŌS™ Antimicrobial Wound Gel pursuant to the terms of the July 8, 2019 license agreement with Rochal. The milestone payment was recorded as an addition to intangible assets. During the second quarter of 2020, the Company signed a new product license agreement which required an initial payment of $1,350,000 to Rochal which included $600,000 in cash and $750,000 payable at the Company’s option in cash, Sanara common stock, or a combination of cash and Sanara common stock. The initial payment was recorded as an addition to intangible assets.

As of June 30, 2020, the weighted-average amortization period for all intangible assets is12.8 years. Amortization expense related to intangible assets was $94,499 for the six months ended June 30,2020 and $18,965 for the six months ended June 30,2019. The estimated remaining amortization expense as of June 30, 2020 is as follows:

Remainder of 2020	$129,030
2021	258,059
2022	255,645
2023	250,564
2024	250,564
Thereafter	2,082,834
Total	$3,226,696

During the second quarter of 2020, the Company reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of COVID-19 has created an impairment loss on the Company’s intangible assets. Accordingly, there was no impairment loss recognized on the Company’s intangible assets during the six months ended June 30, 2020.

NOTE 9 –RELATED PARTIES

Payables to Related Parties

The Company had outstanding payables to related parties totaling $752,322 at June 30, 2020, and $68,668 at December 31, 2019. The outstanding payable at June 30, 2020 was primarily related to a $750,000 payment due to Rochal under the terms of the product license agreement dated May 4, 2020. The $750,000 amount due to Rochal will be paid in Sanara common stock in August of 2020.

Prepaid other - related party

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Rochal, a related party. As of June 30, 2020, the Company prepaid $50,970 to Rochal for a finished goods inventory order. At December 31, 2019, there were no prepaid balances to related parties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning the impact of the COVID-19 pandemic among other matters. These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of inventory and other operating costs; the introduction of competing products; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; new laws and governmental regulations; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto; and unanticipated deterioration of economic and financial conditions in the United States and around the world. The Company does not assume any obligation to update these forward-looking statements.

The following discussion and analysis of our financial condition is as of June 30, 2020.  The discussion of our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a substantial reduction in demand for the Company’s surgical products beginning primarily in the second half of March 2020. Additionally, most states limited access to skilled nursing facilities to only resident caregivers, which impeded the Company’s ability to provide education and product training to the clinicians who use our products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter. As the second quarter progressed, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased and the Company expanded the use of its virtual training platform. During the second quarter, the Company generated approximately $2.9 million of product sales revenue including approximately $0.60 million in April, $0.86 million in May, and $1.46 million in June (a record month for the Company).

With many states recently experiencing a spike in COVID-19 cases and consequently reinstating recently relaxed restrictions, the Company may again experience swings in monthly sales if surgeries are postponed and subsequently rescheduled. Based on the Company’s second quarter experience, management continues to believe that the majority of postponed surgeries will ultimately be performed.

As a result of the COVID-19 pandemic, the Company has significantly reduced costs in areas such as payroll, consulting, business travel, and other discretionary spending. The duration of the pandemic is uncertain, however, management believes that elective surgical procedures will continue to be performed with the exception of future geographic hotspots. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Business Overview

The Company was organized on December 14, 2001, as a Texas corporation. The Company’s business is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech products include CellerateRX® Surgical Activated Collagen® Adjuvant (CellerateRX); HYCOL™ Hydrolyzed Collagen (HYCOL); BIAKŌS™ Antimicrobial Skin & Wound Cleanser (BIAKŌS AWC); and PULSAR II™ Advanced Wound Irrigation System (AWI™).

Products

CellerateRX products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons on surgical wounds. HYCOL products are used in skilled nursing facilities, wound care clinics and other medical facilities, and are intended for the management of full and partial thickness wounds including pressure ulcers, venous and arterial leg ulcers and diabetic foot ulcers. HYCOL is currently approved for reimbursement under Medicare Part B. We believe CellerateRX and HYCOL products are unique in composition, superior to other products in clinical performance, and demonstrate the ability to reduce costs associated with the standards of care for their intended uses.

BIAKŌS AWC is an FDA cleared, patented product that effectively disrupts extracellular polymeric substances to eradicate biofilm microbes. BIAKŌS AWC also provides mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first and second-degree burns as well as grafted and donor sites. BIAKŌS AWC is effective in killing free-floating microbes, immature and mature bacterial biofilms and fungal biofilms. In addition, BIAKŌS AWC safety studies show that it is non-cytotoxic, non-irritating, and non-sensitizing to healthy skin and assists in the normal wound healing process. First sales of BIAKŌS AWC occurred in July 2019

PULSAR II™ Advanced Wound Irrigation System (AWI™) is a portable, no touch, painless, selective hydro-mechanical debridement system that effectively removes bacteria and necrotic tissue from wounds without disrupting healthy tissue.

New Products, Markets and Services

The Company received notification of FDA clearance for BIAKŌS™ Antimicrobial Wound Gel in February 2020 and expects to launch the product in 2020 to complement its BIAKŌS™ AWC. Both products are effective against planktonic microbes as well as immature and mature biofilms. When used together, the cleanser can be used initially to clean a wound and disrupt biofilms (removing 99% in 10 minutes). The gel can then be applied and will remain in the wound for up to 72 hours, eliminating biofilms between normal dressing changes.

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

The Company’s advanced wound care products are primarily distributed to post-acute care settings, including long-term care facilities, home health, wound care centers, and professional medical offices. We believe our products are unique in composition, superior to other products in clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. Our wound care products are sold by Company representatives supplemented by major medical-surgical distributors, independent distributors, and durable medical equipment (DME) distributors.

The Company currently employees 16 surgical regional sales managers (“RSMs”) and 5 wound care RSMs. The company is constantly evaluating new markets and opportunities to add to this team as warranted.

Corporate Infrastructure

The Company has significantly invested in corporate infrastructure in 2020 with the hiring of a Chief Commercialization and Regulatory Officer. This position directs the Company’s efforts related to product development, commercialization, procurement, quality and regulatory matters associated with new and existing products. In early 2020, the Company retained a Compliance Officer to oversee the Company's ongoing compliance program focusing on policy development, training and compliance with the Company’s Code of Ethics.

Competition

The wound care market is served by a number of large, multi-product line companies as well as a number of small companies. Our products compete with primary dressings, advanced wound care products, collagen matrices and other biopharmaceutical products. Manufacturers and distributors of competitive products include Smith & Nephew plc, Acelity L.P. Inc. (acquired by 3M Company in October 2019), Medline Industries, Inc., ACell Inc., and Integra LifeSciences Holdings Corporation. Many of our competitors are significantly larger than we are and have greater financial and personnel resources. We believe our products outperform our competitors’ currently available products by providing greater efficacy, reducing the cost of patient care, and replacing numerous products with a single primary dressing.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of equity securities. During 2019 and 2020, our principal sources of liquidity have been our cash generated from operations, cash provided through a bank line of credit, and a $10,000,000 private placement offering in October 2019. Cash consists of cash on deposit with banks.

As a result of the COVID-19 pandemic, the Company has significantly reduced costs in areas such as payroll, consulting, business travel, and other discretionary spending. We will continue to monitor our cash flow and will make additional expenditure adjustments as necessary. The Company will be applying for forgiveness of the loan received under Paycheck Protection Program. The Company believes the full amount of the loan ($583,000) will be forgiven. If appropriate, we may pursue additional financing including issuing additional stock and incurring additional debt. If we are unable to obtain additional funding for operations at any time in the future, we may not be able to continue operations as currently planned which would require us to modify various aspects of our operations.

For the six months ended June 30, 2020, net cash used in operating activities was $2,732,191 compared to $1,239,564 used in  operating activities during the first six months of 2019. The higher use of cash in 2020 was due primarily to the Company’s investment in sales force expansion and corporate infrastructure.

For the six months ended June 30, 2020, net cash used in investing activities was $1,157,456 , compared to $482,306 provided by investing activities during the first six months of 2019. The cash used in investing activities during the first six months of 2020 was primarily due to the May 4, 2020 acquisition of the debrider product license agreement from Rochal which included a $600,000 initial payment. In addition, a $500,000 milestone payment was made to Rochal during the first quarter of 2020 as a result of FDA clearance of BIAKŌS™ Antimicrobial Wound Gel.

For the six months ended June 30, 2020, net cash provided by financing activities was $583,000 as compared to $1,000,000  provided for the six months ended June 30, 2019. The cash provided in 2020 were proceeds from the Paycheck Protection Program loan.

Results of Operations

Revenues.  The Company generated revenue of $2,967,183 for the three months ended June 30, 2020, compared to revenue of $3,017,489 for the three months ended June 30, 2019, representing a 2% decrease in revenue from the prior year. The lower second quarter revenue was due to the suspension of elective surgeries and restricted access to patient facilities throughout most parts of the United States as a result of the COVID-19 pandemic. For the six months ended June 30, 2020, revenue totaled $6,491,514, compared to revenue of $5,504,385 for the six months ended June 30, 2019, yielding an 18% increase from the prior year. The higher revenue in 2020 was primarily due to strong revenue growth during the first quarter as well as the month of June resulting from the execution of the Company’s strategy to expand its sales force and independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2020, was $348,675, compared to costs of goods sold of $334,829 for the three months ended June 30, 2019. Cost of goods sold for the six months ended June 30, 2020, was $678,863, compared to costs of goods sold of $624,169 for the six months ended June 30, 2019. The increase over the prior year was primarily due to higher sales volume.

Selling, general and administrative expenses (“SG&A"). SG&A expenses for the three months ended June 30, 2020, were $3,624,027, as compared to $2,983,248 for the three months ended June 30, 2019. SG&A expenses for the six months ended June 30, 2020, were $8,530,565, as compared to $5,333,611 for the six months ended June 30, 2019. The higher SG&A expenses in 2020 were primarily due to increased payroll costs resulting from sales force expansion and operational support, and higher sales commission expense as a result of higher product sales. Direct selling costs represented the vast majority of the increase in total SG&A costs as we increased the size of our field sales organization from nine in June 2019 to twenty-one in June of 2020.

The higher SG&A expenses are consistent with the Company's strategy of building out a larger sales force and independent distribution network. New sales representatives generally take six to twelve months to begin generating significant revenue. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as revenue generated by new sales representatives begins to offset the cost of the sales force expansion.

Interest expense.  Interest expense was $1,101 for the three months ended June 30, 2020, as compared to $29,486 for the three months ended June 30, 2019. Interest expense was $9,455 for the six months ended June 30, 2020, as compared to $34,911 for the six months ended June 30, 2019. The lower interest expense was primarily due to not using our revolving line of credit in 2020.

Net income / loss. The Company had a net loss of $1,129,557 for the three months ended June 30, 2020, compared to net loss of $352,471 for the three months ended June 30, 2019. The Company had a net loss of $2,970,569 for the six months ended June 30, 2020, compared to net loss of $515,043 for the six months ended June 30, 2019. The net loss was due to higher SG&A costs described above, which were driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion and related sales support infrastructure. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as the revenue generated by its new sales force begins to offset the sales force expansion expense.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Remediation of Previously Reported Material Weakness

As reported in Item 9A on Form 10-K for the year ended December 31, 2019, the Company’s management concluded that our internal control over financial reporting was not effective due to the small size of the Company and limited segregation of duties. Notwithstanding such material weakness, management has concluded that our financial statements for the periods included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

The Company has formally documented its system of internal control and implemented additional controls including the hiring of an additional full-time accounting professional in January 2020 which enabled the Company to properly segregate such duties. The Company has concluded that the material weakness previously noted has been remediated as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

Part II — Other Information

Item 1.  Legal Proceedings

As of June 30, 2020, and as of this filing date, the Company has no outstanding legal proceedings.

Item 1a.  Risk Factors

The COVID-19 pandemic in the United States and other parts of the world may negatively impact our business, financial condition and results of operations.

An epidemic of COVID-19 is ongoing in the United States and most of the world. On January 30, 2020, the World Health Organization declared a global emergency, and since that time governments have instituted measures to attempt to contain spread of the virus, including temporary limitations on non-essential business activities and elective surgical procedures in medical facilities.

A majority of our revenue is currently generated from the sale of products in connection with surgical procedures. If extensive limitations are put on these procedures and/or our sales personnel are restricted from entering patient facilities, it could adversely affect our sales and operating results. Additionally, we obtain our products from manufacturers in the United States, and any disruptions in those manufacturing sites or the shipment of the products could impact our sales and operations.

The extent to which these events impact our business will depend on future developments regarding the rate of infection of the virus and the further or lessening of current or new restrictions put in place to contain the pandemic.

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

Sanara MedTech Inc.

August 13, 2020	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer