Form 10-Q
period 2020-09-30
Sanara MedTech Inc.
filed 2020-11-13
CIK 714256

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020
or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.    001-39678

SANARA MEDTECH INC.
(Exact name of registrant as specified in its charter)

Texas	59-2219994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Summit Ave, Suite 414, Fort Worth, Texas 76102
(Address of principal executive offices) (Zip Code)

(817) 529-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SMTI	The Nasdaq Capital Market

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

As of November 13, 2020, there were 6,293,968 shares of Common Stock, $0.001 par value per share, outstanding.

SANARA MEDTECH INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended September 30, 2020

Sanara, Sanara MedTech, our logo and other trademarks or service marks appearing in this report are the property of Sanara MedTech, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Part I – Financial Information
Item 1. Financial Statements

Sanara MedTech Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2020	2019
Current assets
Cash	$2,120,243	$6,611,928
Accounts receivable, net of allowance for bad debt of $65,719 and $60,012	1,792,334	1,285,165
Royalty receivable	49,344	50,250
Inventory, net of allowance for obsolescence of $231,342 and $43,650	787,822	746,519
Prepaid other - related parties	50,970	-
Prepaid and other assets	482,097	161,902
Total current assets	5,282,810	8,855,764

Long-term assets
Property, plant and equipment, net of accumulated depreciation of $107,443 and $60,694	208,919	204,953
Right of use assets – operating leases	497,748	585,251
Intangible assets, net of accumulated amortization of $762,594 and $603,580	3,162,181	1,471,194
Investment in equity securities	500,000	-
Total long-term assets	4,368,848	2,261,398

Total assets	$9,651,658	$11,117,162

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$274,570	$337,504
Accounts payable – related parties	94,807	68,668
Accrued royalties and expenses	668,958	528,060
Accrued bonus and commissions	1,813,153	1,588,056
Operating lease liability - current	124,263	117,533
Current portion of long-term debt	114,975	-
Accrued interest	2,559	-
Total current liabilities	3,093,285	2,639,821

Long-term liabilities
Operating lease liability – long term	387,567	481,384
Convertible notes payable – related party	-	1,500,000
Long-term debt, net of current portion	468,025	-
Accrued interest - related party	-	103,557
Other long-term liabilities	139,437	-
Total long-term liabilities	995,029	2,084,941

Total liabilities	4,088,314	4,724,762

Shareholders' equity
Series F Convertible Preferred Stock: $10 par value, 1,200,000 shares authorized; none issued and outstanding as of September 30, 2020 and 1,136,815 issued and outstanding as of December 31, 2019	-	11,368,150
Common Stock: $0.001 par value, 20,000,000 shares authorized; 6,279,610 issued and outstanding as of September 30, 2020 and 3,571,001 issued and outstanding as of December 31, 2019	6,280	3,571
Additional paid-in capital	12,633,248	(2,081,829)
Accumulated deficit	(6,785,749)	(2,675,802)
Total Sanara MedTech shareholders' equity	5,853,779	6,614,090
Equity attributable to noncontrolling interest	(290,435)	(221,690)
Total shareholders' equity	5,563,344	6,392,400

Total liabilities and shareholders' equity	$9,651,658	$11,117,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$4,306,324	$2,909,282	$10,797,838	$8,413,667

Cost of goods sold	447,935	285,164	1,126,798	909,333

Gross profit	3,858,389	2,624,118	9,671,040	7,504,334

Operating expenses
Selling, general and administrative expenses	5,083,424	3,315,575	13,613,989	8,649,186
Depreciation and amortization	81,880	45,762	209,606	72,644
Bad debt expense	-	60,000	30,000	60,000
Total operating expenses	5,165,304	3,421,337	13,853,595	8,781,830

Operating loss	(1,306,915)	(797,219)	(4,182,555)	(1,277,496)

Other income / (expense)
Other income	100,250	-	14,776	145
Interest expense	(1,458)	(46,014)	(10,913)	(80,925)
Total other income / (expense)	98,792	(46,014)	3,863	(80,780)

Net loss	(1,208,123)	(843,233)	(4,178,692)	(1,358,276)

Less: Net loss attributable to noncontrolling interest	(60,897)	(6,257)	(68,745)	(7,311)

Net loss attributable to Sanara MedTech common shareholders	$(1,147,226)	$(836,976)	$(4,109,947)	$(1,350,965)

Basic loss per share of Common stock	$(0.18)	$(0.35)	$(0.72)	$(0.78)

Diluted loss per share of Common stock	$(0.18)	$(0.35)	$(0.72)	$(0.78)

Weighted average number of common shares outstanding basic	6,230,648	2,366,181	5,730,554	1,724,848

Weighted average number of common shares outstanding diluted	6,230,648	2,366,181	5,730,554	1,724,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(unaudited)

	Preferred Stock Series F		Common Stock
	$10 par value		$0.001 par value			Treasury Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Income/(Deficit)	Non controlling Interest	Shareholders' Equity (Deficit)
Balance at December 31, 2018	1,136,815	$11,368,150	-	$-	$(10,919,639)	-	$-	$138,286	$-	$586,797
Reverse recapitalization	-	-	2,366,465	2,366	(1,159,929)	(41)	-	-	-	(1,157,563)
Net loss	-	-	-	-		-	-	(162,572)	-	(162,572)
Balance at March 31, 2019	1,136,815	$11,368,150	2,366,465	$2,366	$(12,079,568)	(41)	$-	$(24,286)	$-	$(733,338)
Treasury stock retirement	-	-	(41)	-	-	41	-	-	-	-
Repurchase and cancellation of fractional shares	-	-	(243)	-	(1,061)	-	-	-	-	(1,061)
Net loss	-	-	-	-		-	-	(351,417)	(1,054)	(352,471)
Balance at June 30, 2019	1,136,815	$11,368,150	2,366,181	$2,366	$(12,080,629)	-	$-	$(375,703)	$(1,054)	$(1,086,870)
Net loss	-	-	-	-	-	-	-	(836,976)	(6,257)	(843,233)
Balance at September 30, 2019	1,136,815	$11,368,150	2,366,181	$2,366	$(12,080,629)	-	$-	$(1,212,679)	$(7,311)	$(1,930,103)

	Preferred Stock Series F		Common Stock
	$10 par value		$0.001 par value			Treasury Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Income/(Deficit)	Noncontrolling Interest	Shareholders' Equity (Deficit)
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	-	$-	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common Stock	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-	-	-
Conversion of Promissory Note to Common Stock	-	-	179,101	179	1,611,732	-	-	-	-	1,611,911
Share-based compensation	-	-	180,100	180	393,560	-	-	-	-	393,740
Net loss	-	-	-	-	-	-	-	(1,836,957)	(4,055)	(1,841,012)
Balance at March 31, 2020	-	$-	6,203,832	$6,204	$11,289,339	-	$-	$(4,512,759)	$(225,745)	$6,557,039
Share-based compensation	-	-	(430)	(1)	186,172	-	-	-	-	186,171
Net loss	-	-	-	-	-	-	-	(1,125,764)	(3,793)	(1,129,557)
Balance at June 30, 2020	-	$-	6,203,402	$6,203	$11,475,511	-	$-	$(5,638,523)	$(229,538)	$5,613,653
Issuance of Common Stock for intangible asset	-	-	60,000	60	749,940	-	-	-	-	750,000
Employee stock purchase program	-	-	2,490	3	26,217	-	-	-	-	26,220
Share-based compensation	-	-	13,718	14	381,580	-	-	-	-	381,594
Net loss	-	-	-	-	-	-	-	(1,147,226)	(60,897)	(1,208,123)
Balance at September 30, 2020	-	$-	6,279,610	$6,280	$12,633,248	-	$-	$(6,785,749)	$(290,435)	$5,563,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(4,178,692)	$(1,358,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	209,606	72,644
Interest expense on convertible debt	8,354	42,137
Loss on disposal of asset	2,897	13,581
Bad debt expense	30,000	60,000
Inventory obsolescence	258,585	88,438
Share-based compensation	872,662	-
Non-cash lease expense	87,503	72,150
Changes in operating assets and liabilities:
Accounts receivable	(536,263)	(38,831)
Inventory	(299,888)	(422,942)
Prepaid - related parties	(50,970)	(335,876)
Prepaid and other assets	(320,195)	(487,143)
Accounts payable	(62,934)	(185,564)
Accounts payable - related parties	26,139	99,960
Accrued royalties and expenses	140,898	235,542
Accrued liabilities	366,290	810,302
Accrued interest	2,559	-
Net cash used in operating activities	(3,443,449)	(1,333,878)

Cash flows from investing activities:
Purchase of property and equipment	(57,456)	(167,259)
Cash received in reverse acquisition	-	508,973
Repurchase and cancellation of fractional shares	-	(1,061)
Purchase of intangible assets	(1,100,000)	(1,022,485)
Investment in equity securities	(500,000)	-
Net cash used in investing activities	(1,657,456)	(681,832)

Cash flows from financing activities:
Draw on line of credit	-	2,000,000
Proceeds from PPP Loan	583,000	-
Common stock issued for Employee Stock Purchase Plan	26,220	-
Net cash provided by financing activities	609,220	2,000,000

Net increase (decrease) in cash	(4,491,685)	(15,710)
Cash, beginning of period	6,611,928	176,421
Cash, end of period	$2,120,243	$160,711

Cash paid during the period for:
Interest	$-	$30,802
Income taxes	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	11,368,150	-
Common stock issued for conversion of related party debt and interest	1,611,911	-
Common stock issued for purchase of intangible asset	750,000	-
Common stock issued in reverse capitalization; less cash received of $508,973	-	1,666,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sanara MedTech Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Basis of Presentation

The terms “Sanara MedTech,” “we,” “the Company,” “SMTI,” “our,” and “us” as used in this report refer to Sanara MedTech Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. Operating results for the nine-month period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. These financial statements and notes should be read in conjunction with the financial statements and the related notes for each of the two years ended December 31, 2019, and December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reverse Stock Split

Effective May 10, 2019, the Company effected a reverse stock split of the issued and outstanding shares of the Company’s common stock at a ratio of one share for every 100 shares. Unless otherwise indicated, all share and per share information in this report have been adjusted to reflect the reverse stock split.

Cellerate Acquisition

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

On March 15, 2019, the Company acquired Catalyst’s 50% interest in Cellerate, LLC (“the Cellerate Acquisition”) in exchange for 1,136,815 shares of the Company’s newly created Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock was convertible at the option of the holder, at any time, into 2 shares of common stock, adjusted for the 1-for-100 reverse stock split of the Company’s common stock which became effective on May 10, 2019. Additionally, each holder of Series F Convertible Preferred Stock was entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F Convertible Preferred Stock could then be converted. Based on the closing price of the Company’s common stock on March 15, 2019 and the conversion ratio of the Series F Convertible Preferred Stock, the fair value of the preferred shares issued to Catalyst was approximately $12.5 million. Following the closing of the Cellerate Acquisition, Mr. Ronald T. Nixon, Founder and Managing Partner of Catalyst, was elected to the Company’s Board of Directors effective March 15, 2019.

The Cellerate Acquisition was accounted for as a reverse merger and recapitalization because, immediately following the completion of the transaction, Catalyst could obtain effective control of the Company upon conversion of its Series F Convertible Preferred Stock and promissory note, both of which could occur at Catalyst’s option. Additionally, officers and senior executive positions continued on as management of the combined entity after consummation of the Cellerate Acquisition. For accounting purposes, Cellerate, LLC was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Sanara MedTech. As part of the reverse merger and recapitalization, the net liabilities existing in the Company as of the date of the Cellerate Acquisition totaling approximately $1,666,537, which included $508,973 of cash, were converted to equity. No step-up in basis or intangible assets or goodwill was recorded in the Cellerate Acquisition.

On May 9, 2019, the Company organized Sanara Pulsar, LLC, a Texas limited liability company (“Sanara Pulsar”), which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited, an unaffiliated company registered in the United Kingdom (“WCS”). Net profits and losses and distributions are shared by the members in proportion to their respective membership interests. The Company consolidates the operations and financial position of Sanara Pulsar.

On June 9, 2020, the Company organized United Wound and Skin Solutions, LLC (“UWSS”), a Delaware limited liability company. UWSS is a 100% owned subsidiary of the Company.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned subsidiaries Wound Care Innovations, LLC a Nevada limited liability company, Cellerate, LLC a Texas limited liability company, and UWSS. The consolidated financial statements also include the accounts of Sanara Pulsar which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by WCS. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which the Company adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

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

Recognition of revenue as performance obligations are satisfied

Product revenues are recognized when the products are delivered, and control of the goods and services passes to the customer.

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the nine months ended September 30, 2020 and 2019. All revenue was generated in the United States; therefore, no geographical disaggregation is necessary.

	Nine Months Ended
	September 30,
	2020	2019
Product sales revenue	$10,647,088	$8,304,792
Royalty revenue	150,750	108,875
Total Revenue	$10,797,838	$8,413,667

The Company recognizes royalty revenue from a development and licensing agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement which stipulates the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 per year throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $258,585 for the nine months ended September 30, 2020, compared to $88,438 for the nine months ended September 30, 2019. The allowance for obsolete and slow-moving inventory had a balance of $231,342 at September 30, 2020, and $43,650 at December 31, 2019. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of September 30, 2020.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $30,000 during the nine months ended September 30, 2020, and $60,000 during the nine months ended September 30, 2019. The allowance for doubtful accounts at September 30, 2020 was  $65,719 and $60,012 at December 31, 2019. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined the allowance for doubtful accounts was appropriate at September 30, 2020.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and determined there was not a material impact on our estimates and assumptions used in preparing our consolidated financial statements as of and for the nine months ended September 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the nine months ended September 30, 2020 and 2019.

Investment in Equity Securities

The Company’s equity investments consist of non-marketable equity securities in a privately held company without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company has reviewed the carrying value of its investment and has determined there was no impairment or observable price changes as of September 30, 2020.

Fair Value Measurements

As defined in ASC Topic 820, Fair Value Measurement (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

Income Per Share

The Company computes income per share in accordance with ASC Topic 260, Earnings per Share, which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All convertible instruments were excluded from the current and prior period calculations as their inclusion would have been anti-dilutive during the nine months ended September 30, 2020 and September 30, 2019.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2020 and 2019 as such shares would have had an anti-dilutive effect:

	As of September 30,
	2020	2019

Stock options	11,500	11,500
Convertible debt	-	175,973
Preferred shares	-	2,273,630

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards and Oversight Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – NOTES PAYABLE

Convertible Notes Payable – Related Parties

As part of the Cellerate Acquisition, the Company issued a 30-month convertible promissory note to Catalyst in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest on the promissory note was payable quarterly but could have been deferred at the Company’s election to the maturity of the promissory note. Outstanding principal and interest were convertible at Catalyst’s option into shares of the Company’s common stock at a conversion price of $9.00 per share.

On February 7, 2020, Catalyst converted its $1,500,000 promissory note, including accrued interest of $111,911, into 179,101 shares of the Company’s common stock. As of September 30, 2020, there were no related party promissory notes or accrued interest outstanding.

Promissory Note – Paycheck Protection Program

On April 22, 2020, the Company executed an unsecured promissory note (the “PPP Loan”) to Cadence Bank, N.A. (“Cadence”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds for covered payroll costs and other costs in accordance with the relevant terms and conditions of the CARES Act.

The PPP Loan is in the principal amount of $583,000, bears interest at a fixed rate of 1.00% per annum and matures on April 22, 2022. The PPP Loan requires monthly payments of principal and interest in the amount of $24,546 commencing on May 2, 2021 with a final payment of $323,239 due on April 22, 2022. The PPP Loan may be prepaid at any time prior to maturity without penalty. Under the terms of the PPP and the CARES Act, the Company has applied for forgiveness of the full amount due on the PPP Loan. At September 30, 2020, the outstanding principal amount on the PPP Loan was $583,000 plus accrued interest of $2,559.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS AND ROYALTIES

CellerateRX® Activated Collagen®

The Company has an exclusive, world-wide sublicense to distribute CellerateRX® Activated Collagen® products into the wound care and surgical markets. The Company pays specified royalties based on annual net sales of CellerateRX. The term of the sublicense extends through August 2028, with automatic one-year renewals through December 31, 2049, subject to termination at the end of any renewal term by either party on six months’ notice. The Company pays royalties based on its annual net sales of CellerateRX consisting of 3% of all collected net sales each year up to $12,000,000, 4% of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected net sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement. For the nine-month periods ended September 30, 2020 and 2019, royalties due under the terms of this agreement totaled $300,000 and $337,549, respectively.

BIAKŌS™ Antimicrobial Wound Gel and BIAKŌS™ Antimicrobial Skin and Wound Cleanser

On July 7, 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”), a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKOS License Agreement”). Currently, the products covered by the BIAKOS License Agreement are BIAKŌS™ Antimicrobial Wound Gel, and BIAKŌS™ Antimicrobial Skin and Wound Cleanser. Both products are FDA cleared. The Executive Chairman of the Company is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another Company director is also a director and significant shareholder of Rochal.

Future commitments under the terms of the BIAKOS License Agreement include:

1.
Subject to the occurrence of specified Company financing conditions by the end of 2022, the Company will also pay Rochal $750,000, which at the Company’s option, may be paid in cash or the Company’s common stock, or a combination of cash and the Company’s common stock.
2.
The Company will pay Rochal a royalty of:
a.
4% of net sales of licensed products in countries in which patents are registered; and
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

For the nine-month periods ended September 30, 2020 and September 30, 2019, royalty expense recognized under this agreement was $75,000 and $275, respectively.

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

Future commitments under the terms of the ABF License Agreement include:

1.
Subject to the occurrence of specified Company financing conditions in 2020, the Company will also pay Rochal $500,000, which at Rochal’s option may be paid in cash or the Company’s common stock, or a combination of cash and the Company’s common stock.
2. The Company will pay Rochal a royalty of:
a.
4% of net sales of licensed products in countries in which patents are registered; and
b.
2% of net sales of licensed products in countries without patent protection.
The minimum annual royalty due to Rochal will be $50,000 beginning with the first full calendar year following the year in which first commercial sales of the products occur. The annual minimum royalty will increase by 10% each subsequent calendar year up to a maximum amount of $75,000.
3.
The Company will pay additional royalties annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $500,000 during any calendar year.

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033.

No commercial sales or royalties have been recognized under this agreement as of September 30, 2020.

Product License Agreement

On May 4, 2020, the Company executed a product license agreement (the “Debrider License Agreement”) with Rochal, whereby the Company acquired an exclusive world-wide license to market, sell and further develop an autolytic debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes.

Future commitments under the terms of the Debrider License Agreement include:

1.
At the time Rochal issues a purchase order to its contract manufacturer for the first good manufacturing practice run of the licensed products, the Company will pay Rochal $600,000 in cash.

2.
Upon FDA clearance of the licensed products, the Company will pay Rochal $500,000 in cash and $1,000,000 which at the Company’s option may be paid in cash or the Company’s common stock, or a combination of cash and the Company’s common stock.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034.

No commercial sales or royalties have been recognized under this agreement as of September 30, 2020.

Resorbable Bone Hemostat

The Company acquired a patent in 2009 for a resorbable bone hemostat and delivery system for orthopedic bone void fillers. This patent is not part of the Company’s long-term strategic focus. The Company subsequently licensed the patent to a third party to market a bone void filler product for which the Company receives a 3% royalty on product sales over the life of the patent, which expires in 2023, with annual minimum royalties of $201,000. The Company pays two unrelated third parties a combined royalty equal to eight percent (8%) of the Company’s net revenues or minimum royalties generated from products that utilize the Company’s acquired patented bone hemostat and delivery system. To date, royalties received by the Company related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter). Therefore, the Company’s annual royalty obligation under the terms of the license agreement has been $16,080 ($4,020 per quarter).

OTHER COMMITMENTS

At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In 2019, the Company advanced to WCS $200,000 and recorded the payment as a reduction of non-controlling interests. In the event WCS’s Form K-l from Sanara Pulsar for the year 2020 does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. For each of the years 2021 through 2024 the Target Net Income will increase by 10%, and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to the Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to all such advances to WCS.

NOTE 4 – LEASES

The Company periodically enters into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. In accordance with the transition guidance of ASC 842, such arrangements are included on the consolidated balance sheets as of January 1, 2019.

Right of use assets, which we refer to as “ROU assets,” represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized on the transition date based on the present value of lease payments over the respective lease term, with the office space ROU asset adjusted for deferred rent liability.

The Company has two operating leases, an office space lease with a remaining lease term of 45 months and a copier lease with a remaining lease term of 10 months, as of September 30, 2020. In accordance with the transition guidance of ASC 842, such arrangements are included on the consolidated balance sheets as of January 1, 2019. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as lease assets and lease liabilities.

In March 2017, the Company executed a new office lease effective April 1, 2019, for office space located in Fort Worth, Texas. On July 1, 2019, the Company amended the office lease agreement which became effective on August 22, 2019 upon completion by the landlord of certain leasehold improvements. Under the terms of the amended lease agreement, the Company leased an additional 1,682 rentable square feet of office space, which brought the total square footage leased to 5,877. The amended lease agreement extended the original term of the lease for a period of 36 months through June 30, 2024. The monthly base rental payments under the amended lease agreement are as follows:

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

In accordance with ASC Topic 842, the Company has recorded lease assets of $497,748 and a related lease liability of $511,830 as of September 30, 2020. Cash paid in 2020 for amounts included in the measurement of operating lease liabilities as of September 30, 2020 was $112,797. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

September 30, 2020
Remainder of 2020	$38,090
2021	151,317
2022	151,333
2023	154,271
2024	77,870
Thereafter	-
Total lease payments	572,881
Less imputed interest	(61,051)
Present Value of Lease Liabilities	$511,830

Operating lease liability - current	124,263
Operating lease liability – long term	387,567

As of September 30, 2020, our operating leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 6.25%.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Below is a summary of property and equipment for the periods presented:

	September 30,	December 31,
	2020	2019
Computers	$85,864	$87,310
Office equipment	22,597	22,312
Furniture and fixtures	205,871	153,995
Leasehold improvements	2,030	2,030
	316,362	265,647
Less accumulated depreciation	(107,443)	(60,694)

Property and equipment, net	$208,919	$204,953

Depreciation expense related to property and equipment was $50,593 for the nine months ended September 30, 2020, and $16,881 for the nine months ended September 30, 2019.

The Company considered the impact the COVID-19 pandemic may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred as of September 30, 2020. The Company will continue to assess the COVID-19 pandemic's impact on our business including any indicators of impairment of property and equipment.

NOTE 6 – SHAREHOLDERS’ EQUITY

Preferred Stock

On March 13, 2019, the Company established a new series of preferred stock consisting of 1,200,000 shares of Series F Convertible Preferred Stock, par value of $10.00 per share. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, at any time, into 2 shares of common stock. Additionally, each holder of Series F Convertible Preferred Stock is entitled to vote on all matters submitted for a vote of the Company’s shareholders with votes equal to the number of shares of common stock into which such holder’s Series F Convertible Preferred shares could then be converted. The Series F Convertible Preferred Stock ranks senior to the Company’s common stock as to the payment of dividends (if any) and the distribution of assets. Upon liquidation of the Company, holders of Series F Convertible Preferred Stock are entitled to a liquidation preference of $5.00 per share.

On February 7, 2020, Catalyst converted its entire holdings of Sanara MedTech Inc.’s 30-month $1,500,000 convertible promissory note and 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. The Company issued an aggregate of 2,452,731 shares of common stock in the conversions. After the conversions, Catalyst and its affiliates control the voting of a total of 3,416,587 shares of the Company’s common stock, which represents 54.4% of the 6,279,610 shares of common stock outstanding as of September 30, 2020. As of September 30, 2020, there were no shares of Series F Convertible Preferred Stock outstanding.

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

On October 15, 2019, Company closed a private placement of 1,204,820 shares of its common stock at a price of $8.30 per share. All shares sold by the Company were newly issued shares. The purchasers in the offering were related party entities to three members of the Company’s Board of Directors.

On February 21, 2020, the Company filed a Registration Statement on Form S-8 which registered an aggregate of 2,000,000 shares of its common stock that may be issued under the Sanara MedTech Inc. 2014 Omnibus Long-Term Incentive Plan. The Registration Statement on Form S-8 also covers such additional and indeterminate number of securities as may become issuable pursuant to the provisions of the plan relating to adjustments for changes resulting from a share dividend, share split or similar change. At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 229,212 shares had been issued under the LTIP Plan and 1,770,788 were available to issue as of September 30, 2020.

Restricted Stock Awards

During the first quarter of 2020, the Company issued a total of 180,100 shares of restricted common stock to Company employees, directors, and certain consultants of the Company. The restricted share awards were issued under the Company’s 2014 Long Term Incentive Plan and are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s restricted stock agreement. During the second quarter of 2020, the Company issued an additional 1,000 shares of restricted common stock to an officer of the Company. Restricted shares forfeited during the second quarter totaled 1,430. During the third quarter of 2020, the Company issued 16,396 shares of restricted common stock to certain employees of the Company. Restricted shares forfeited during the third quarter totaled 188. The fair value of each award is based on the closing price of the Company’s common stock on the respective grant dates. The Company recognizes compensation expense for stock awards on a straight-line basis over the vesting period of the award. Share-based compensation expense of $872,662 was recognized in selling, general and administrative expenses during the nine months ended September 30, 2020. No share-based expense was recognized during the nine months ended September 30, 2019.

At September 30, 2020, there was $1,537,238 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

Below is a summary of restricted stock activity for the nine months ended September 30, 2020:

	For the Nine Months Ended
	September 30, 2020
		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	-	$-
Granted	197,496	12.88
Vested	(35,919)	11.16
Forfeited	(1,618)	11.15
Non-vested at September 30, 2020	159,959	$13.28

Stock Options

A summary of the status of the stock options at September 30, 2020 and changes during the nine-month period then ended is presented below:

	For the Nine Months Ended
	September 30, 2020
		Weighted Average
	Options	Exercise Price	Weighted Average
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2020	11,500	6.00	2.3

Exercisable at September 30, 2020	11,500	$6.00	2.3

NOTE 7 – DEBT AND CREDIT FACILITIES

In December 2018, Cellerate, LLC executed agreements with Cadence which provided Cellerate, LLC access to a revolving line of credit up to a maximum principal amount of $1,000,000. The line of credit was used to support the short-term working capital requirements of Cellerate, LLC.

On June 21, 2019, the Company modified the revolving line of credit with Cadence to increase the maximum principal amount from $1,000,000 to $2,500,000. On October 16, 2019, the Company paid down the entire $2,200,000 balance of the revolving line of credit with cash proceeds received from a private placement of the Company’s common stock. The Company’s revolving line of credit with Cadence matured on June 19, 2020.

NOTE 8 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets were as follows:

	September 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Patent	$510,310	$(510,310)	$-	$510,310	$(510,310)	$-
Licenses	3,350,000	(202,268)	3,147,732	1,500,000	(48,876)	1,451,124
Software and Other	64,464	(50,015)	14,449	64,464	(44,394)	20,070
Total	$3,924,774	$(762,593)	$3,162,181	$2,074,774	$(603,580)	$1,471,194

During the first quarter of 2020, the Company paid a $500,000 milestone payment to Rochal upon FDA clearance of BIAKŌS™ Antimicrobial Wound Gel pursuant to the terms of the BIAKŌS™ License Agreement. The milestone payment was recorded as an addition to intangible assets. During the second quarter of 2020, the Company entered into the Debrider License Agreement which required an initial payment of $1,350,000 to Rochal which consisted of $600,000 in cash and $750,000 in the Company’s common stock.

As of September 30, 2020, the weighted-average amortization period for all intangible assets is 12.8 years. Amortization expense related to intangible assets was $159,013 for the nine months ended September 30, 2020 and $55,763 for the nine months ended September 30, 2019. The estimated remaining amortization expense as of September 30, 2020 is as follows:

Remainder of 2020	$64,515
2021	258,059
2022	255,645
2023	250,564
2024	250,564
Thereafter	2,082,834
Total	$3,162,181

The Company has reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of COVID-19 has created an impairment loss on the Company’s intangible assets as of September 30, 2020. Accordingly, there was no impairment loss recognized on the Company’s intangible assets during the nine months ended September 30, 2020.

NOTE 9 – INVESTMENT IN EQUITY SECURITIES

The Company, through its wholly owned subsidiary UWSS, made a $500,000 long-term investment in July 2020 to purchase certain non-marketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities.

NOTE 10 - RELATED PARTIES

Payables to Related Parties

The Company had outstanding payables to related parties totaling $94,807 at September 30, 2020, and $68,668 at December 31, 2019.

Prepaid other - related parties

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Rochal, a related party. As of September 30, 2020, the Company prepaid $50,970 to Rochal for a finished goods inventory order. At December 31, 2019, there were no prepaid balances to related parties.

Manufacturing and Technical Services Agreements – related parties

On September 9, 2020, the Company executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products licensed from Rochal by the Company. The manufacturing agreement includes customary terms and conditions for the Company’s industry. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. As of September 30, 2020, there were no costs incurred by the Company under this agreement.

On September 9, 2020, the Company executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by the Company for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for the Company’s industry. The Company may terminate this agreement at any time. As of September 30, 2020, the Company had incurred $174,200 of costs under this agreement.

NOTE 11 – SUBSEQUENT EVENTS

On November 9, 2020, UWSS entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision”) for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision and has a senior liquidity preference relative to the common shareholders. UWSS also agreed to invest an additional $600,000 in February 2021 for 150,000 additional shares of Series A Stock. The additional shares of Series A Stock will convert into shares of common stock of Precision at a ratio based on the date Precision delivers a development milestone related to the diagnostic tools, as follows:

1.
If Precision meets its development milestone by March 31, 2021, the Series A Stock will convert into 150,000 shares of common stock of Precision;

2.
If Precision meets its development milestone between April 1, 2021 and June 30, 2021, the Series A Stock will convert into 200,000 shares of common stock of Precision; or

3.
If Precision meets its development milestone after July 1, 2021, the Series A Stock will convert into 300,000 shares of common stock of Precision.

The Company estimates that UWSS will own between 11.8% and 16.7% of Precision’s common stock on an as converted basis after its $1.2 million total investment based on when the development milestone is achieved. As part of this transaction, UWSS entered into an exclusive license agreement whereby UWSS obtained an exclusive, perpetual right to use certain Precision technology and diagnostic tools for virtual wound and skin care assessments in the United States in all professional healthcare settings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Sanara MedTech, Inc. (collectively with its consolidated subsidiaries, the “Company,” “Sanara MedTech,” “Sanara,” “SMTI,” “we,” “our,” or “us”) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). . These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, including, without limitation, statements concerning the impact of the COVID-19 pandemic and our expectations for SG&A expense. Statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements and generally may be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “target” or other similar words, phrases or expressions. These statements should be viewed with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors, among others, could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of inventory and other operating costs; the introduction of competing products; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; new laws and governmental regulations; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and the Company does not assume any obligation to update these forward-looking statements.

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a substantial reduction in demand for the Company’s surgical products beginning primarily in the second half of March 2020. Additionally, most states limited access to skilled nursing facilities to only resident caregivers, which impeded the Company’s ability to provide education and product training to the clinicians who use the Company’s products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. As the second quarter of 2020 progressed, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased and the Company expanded the use of its virtual training platform.

During the third quarter of 2020, many restrictions on elective surgeries were eliminated or relaxed in the Company’s primary markets. Revenue for the three months ended September 30, 2020 were $4.3 million, a $1.3 million increase from the three months ended June 30, 2020 and represented a record high sales quarter for the Company. With certain states recently experiencing a spike in COVID-19 cases, the Company may again experience swings in monthly sales if more stringent restrictions are imposed on elective surgeries.

As a result of the COVID-19 pandemic, the Company significantly reduced costs in areas such as payroll, consulting, business travel, and other discretionary spending. The duration of the pandemic is uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Business Overview

The Company’s business is developing, marketing, and distributing wound and skin care products to physicians, hospitals, clinics and post-acute care settings. Our products are primarily sold in the North American advanced wound care and surgical tissue repair markets. Sanara MedTech products include CellerateRX® Surgical Activated Collagen® Adjuvant (“CellerateRX”); HYCOL™ Hydrolyzed Collagen (“HYCOL”); BIAKŌS™ Antimicrobial Skin & Wound Cleanser (“BIAKŌS AWC”); BIAKŌS™ Antimicrobial Wound Gel and PULSAR II™ Advanced Wound Irrigation System.

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

BIAKŌS AWC is an FDA cleared, patented product that effectively disrupts extracellular polymeric substances to eradicate biofilm microbes. BIAKŌS AWC also provides mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first and second-degree burns as well as grafted and donor sites. BIAKŌS AWC is effective in killing free-floating microbes, immature, and mature bacterial biofilms and fungal biofilms. In addition, safety studies demonstrated that BIAKŌS AWC is biocompatible and supports the wound healing process. Initial sales of BIAKŌS AWC occurred in July 2019.

PULSAR II™ Advanced Wound Irrigation System is a portable, no touch, painless, selective hydro-mechanical debridement system that effectively removes bacteria and necrotic tissue from wounds without disrupting healthy tissue.

New Products, Markets and Services

The Company received notification of FDA clearance for BIAKŌS™ Antimicrobial Wound Gel in February 2020 and launched the product in November of 2020 to complement its BIAKŌS™ AWC. Both products are effective against planktonic microbes as well as immature and mature biofilms. When used together, the cleanser can be used initially to clean a wound and disrupt biofilms (removing 99% in 10 minutes). The gel can then be applied and will remain in the wound for up to 72 hours helping to continue to disrupt biofilm microbes.

In July 2020, UWSS made a $500,000 investment in Direct Dermatology Inc. (“DirectDerm”). Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics.

In August 2020, the Company announced an expansion of its comprehensive wound and skin care strategy. As part of this expansion, the Company formed a wholly owned subsidiary, United Wound and Skin Solutions LLC (“UWSS”), which will hold the Company’s investments and operations in wound and skin care virtual consult services. UWSS is in the process of acquiring the capability to provide telehealth services for diagnosis and treatments for wound and skin care patients. This entails the development of electronic imagery and data sharing technology that allows clinical information for virtual consultation and diagnosis to be provided remotely to care providers of patients in long-term care and home health settings.

In October 2020, UWSS entered into an exclusive affiliation with MGroup Integrated Physician Services, P.A. (“MGroup”). MGroup is a physician-owned and physician-led multispecialty wound care group focused on utilizing telehealth and associated technologies to build high-quality, cost-effective care delivery systems. UWSS has agreed to provide certain management services to MGroup, and MGroup has agreed to provide certain in-person and telehealth related clinical services to UWSS. In connection with this affiliation, MGroup’s founder and CEO, Chris Morrison, MD, will join UWSS and lead its telehealth efforts as President of Telehealth Services.

Marketing, Sales and Distribution

We believe that the Company’s CellerateRX surgical products are attracting increased business from hospitals and surgery centers due to their recognized benefits including efficacy and economic value. The surgical products are used in specialty areas such as spine, orthopedics, trauma, vascular, general, plastic, podiatry and reconstructive surgeries. The surgical products are sold through a growing network of surgical specialty distributors and Company representatives who are credentialed to demonstrate the products in surgical settings.

The Company’s advanced wound care products are primarily distributed to post-acute care settings including long-term care facilities, home health, wound care centers, and professional medical offices. We believe our products are unique in composition, superior to other products in clinical performance, and demonstrate the ability to reduce costs associated with standard wound management. Our wound care products are sold by Company representatives supplemented by medical-surgical distributors, independent sales representatives, and durable medical equipment distributors.

The Company currently employees fifteen surgical regional sales managers (“RSMs”) and five wound care RSMs. The Company is constantly evaluating new markets and sales opportunities to add to this team as warranted.

Corporate Infrastructure

The Company has significantly invested in corporate infrastructure in 2020 with the hiring of a Chief Commercialization and Regulatory employee. This position directs the Company’s efforts related to product development, commercialization, procurement, quality and regulatory matters associated with new and existing products. In early 2020, the Company retained a Compliance Officer to oversee the Company's ongoing compliance program focusing on policy development, training and compliance with the Company’s Code of Ethics.

Competition

The wound care market is served by a number of large, multi-product line companies as well as a number of small companies. Our products compete with primary dressings, advanced wound care products, collagen matrices and other biopharmaceutical products. Manufacturers and distributors of competitive products include Smith & Nephew plc, Acelity L.P. Inc. (acquired by 3M Company in October 2019), Medline Industries, Inc., ACell Inc., and Integra LifeSciences Holdings Corporation. Many of our competitors are significantly larger than the Company and have greater financial and personnel resources. The Company believes our products outperform our competitors’ currently available products by providing greater efficacy, reducing the cost of patient care, and replacing numerous products with a single primary dressing.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily from the sale of equity securities. During 2019 and 2020, the Company’s principal sources of liquidity have been cash generated from operations, utilization of its bank line of credit that matured in June 2020, cash provided by an unsecured promissory note in the principal amount of $583,000 (“the PPP Loan”) to Cadence Bank, N.A. (“Cadence”) pursuant to the Paycheck Protection Program under Division A, Title I of the federal Coronavirus Aid, Relief, and Economic Security Act, and $10,000,000 in proceeds received from a private placement of the Company’s common stock in October 2019. Cash consists of cash on deposit with banks.

As a result of the COVID-19 pandemic, the Company has significantly reduced costs in areas such as payroll, consulting, business travel, and other discretionary spending. We will continue to monitor our cash flow and will make additional expenditure adjustments as necessary. The Company has applied for forgiveness of the full amount of the PPP Loan. The Company believes the full amount will be forgiven based on its interpretation of the current rules of the program. However, there can be no assurance that the amounts will be forgiven until Cadence and the Small Business Administration make their final determination. If appropriate, we may pursue additional financing including issuing additional stock and incurring additional debt to support our strategic initiatives. If we are unable to obtain additional funding for operations at any time in the future, we may not be able to continue expanding the business as currently planned which would require us to modify various aspects of our operations.

On November 9, 2020, UWSS entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision”) for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision and has a senior liquidity preference relative to the common shareholders. UWSS also agreed to invest an additional $600,000 in February 2021 for 150,000 additional shares of Series A Stock. The additional shares of Series A Stock will convert into shares of common stock of Precision at a ratio based on the date Precision delivers a development milestone related to the diagnostic tools.

For the nine months ended September 30, 2020, net cash used in operating activities was $3,443,449 compared to $1,333,878 used in operating activities during the first nine months of 2019. The higher use of cash in 2020 was primarily due to the Company’s investment in sales force expansion, corporate infrastructure, and start-up costs related to telehealth services including the development of electronic imagery and data sharing technology to support virtual consultation and diagnostics.

For the nine months ended September 30, 2020, net cash used in investing activities was $1,657,456 compared to $681,832 used in investing activities during the first nine months of 2019. The increase in cash used in investing activities during the first nine months of 2020 was primarily due to the Company’s entry into a product license agreement with Rochal Industries, LLC (“Rochal”) in May 2020, which included an initial cash payment of $600,000, along with a $500,000 milestone payment made to Rochal during the first quarter of 2020 as a result of FDA clearance of BIAKŌS Antimicrobial Wound Gel. In addition, during the third quarter of 2020, a $500,000 long-term investment was made to purchase a minority interest in Direct Dermatology Inc.

For the nine months ended September 30, 2020, net cash provided by financing activities was $609,220 as compared to $2,000,000 provided by financing activities for the nine months ended September 30, 2019. The cash provided by financing activities in 2020 was primarily related to funds received from the PPP Loan. Cash provided by financing activities for the nine months ended September 30, 2019 was due to a $2,000,000 draw on a credit facility with Cadence, which was subsequently repaid and expired in the second quarter of 2020.

Results of Operations

Revenues.  The Company generated record high revenue of $4,306,324 for the three months ended September 30, 2020, compared to revenue of $2,909,282 for the three months ended September 30, 2019, representing a 48% increase in revenue from the comparable period in the prior year. During the third quarter of 2020, many restrictions on elective surgeries were eliminated or relaxed in the Company’s primary markets which facilitated a return to pre-COVID pandemic sales levels. For the nine months ended September 30, 2020, revenue totaled $10,797,838, compared to revenue of $8,413,667 for the nine months ended September 30, 2019, yielding a 28% increase from the comparable period in the prior year. The higher revenue in 2020 has been primarily due to the strong rebound in third quarter 2020 sales and the continued execution of the Company’s strategy to expand its sales force and independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2020, was $447,935, compared to costs of goods sold of $285,164 for the three months ended September 30, 2019. Cost of goods sold for the nine months ended September 30, 2020, was $1,126,798, compared to costs of goods sold of $909,333 for the nine months ended September 30, 2019. The increase over the prior year was primarily due to higher sales volume.

Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three months ended September 30, 2020 were $5,083,424, as compared to $3,315,575 for the three months ended September 30, 2019. SG&A expenses for the nine months ended September 30, 2020, were $13,613,989, as compared to $8,649,186 for the nine months ended September 30, 2019. The higher SG&A expenses in 2020 were primarily due to increased payroll costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, and higher costs related to the expansion of the Company’s comprehensive wound and skin care strategy including the development of electronic imagery and data sharing technology to support virtual consultation and diagnostics. Direct selling costs represented the majority of the increase in total SG&A costs as we increased the size of our field sales organization from fourteen in September 2019 to twenty in September of 2020.

The higher SG&A expenses are consistent with the Company's strategy of building out a larger sales force and independent distribution network and the expansion of our comprehensive wound and skin care strategy. New sales representatives generally take six to twelve months to begin generating significant revenue. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as revenue generated by new sales representatives begins to offset the cost of the sales force expansion.

Interest expense.  Interest expense was $1,458 for the three months ended September 30, 2020, as compared to $46,014 for the three months ended September 30, 2019. Interest expense was $10,913 for the nine months ended September 30, 2020, as compared to $80,925 for the nine months ended September 30, 2019. The lower interest expense was primarily due to not drawing on our revolving line of credit that matured in June 2020 and the conversion of an interest-bearing promissory note to common stock in early 2020.

Net income / loss. The Company had a net loss of $1,208,123 for the three months ended September 30, 2020, compared to net loss of $843,233 for the three months ended September 30, 2019. The Company had a net loss of $4,178,692 for the nine months ended September 30, 2020, compared to net loss of $1,358,276 for the nine months ended September 30, 2019. The increase in net loss was due to higher SG&A costs described above, which were driven by the Company’s strategy to grow top-line revenue through significant investments in sales force expansion, operational support, and the expansion of our comprehensive wound and skin care strategy. The Company expects SG&A expenses to decline as a percentage of revenue in the next two years as the revenue generated by its new sales force begins to offset the sales force expansion expense.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Part II — Other Information

Item 1.  Legal Proceedings

From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors

The following risk factor represents a material change to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic in the United States and other parts of the world may negatively impact our business, financial condition and results of operations.

The COVID-19 pandemic is ongoing in the United States and most of the world. On January 30, 2020 the World Health Organization declared a global emergency, and since that time governments have instituted measures to attempt to contain spread of the virus, including temporary limitations on non-essential business activities and elective surgical procedures in medical facilities.

A majority of our revenue is currently generated from the sale of products in connection with surgical procedures. Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a substantial reduction in demand for our surgical products beginning primarily in the second half of March 2020. Additionally, most states limited access to skilled nursing facilities to only resident caregivers, which impeded our ability to provide education and product training to the clinicians who use our products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the third quarter of 2020, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased and the Company expanded the use of its virtual training platform. However, with certain states recently experiencing a spike in COVID-19 cases and consequently reinstating recently relaxed restrictions, the we may again experience swings in monthly sales if surgeries are postponed and subsequently rescheduled.

The extent to which these events impact our business will depend on future developments regarding the rate of infection of the virus and the further or lessening of current or new restrictions put in place to contain the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2020, the Company sold an aggregate of 2,490 shares of restricted stock to certain employees of the Company for an aggregate purchase price of $26,219.70 pursuant to the Company’s Restricted Stock Purchase Program adopted under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan. The shares of restricted stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because the employees had sufficient sophistication and knowledge of the Company, there were a limited number of offerees and the sale did not involve any form of general solicitation or general advertising.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

This item is not applicable.

Item 5.  Other Information

On November 9, 2020, UWSS entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision”) for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision and has a senior liquidity preference relative to the common shareholders. UWSS also agreed to invest an additional $600,000 in February 2021 for 150,000 additional shares of Series A Stock. The additional shares of Series A Stock will convert into shares of common stock of Precision at a ratio based on the date Precision delivers a development milestone related to the diagnostic tools, as follows:

1.
If Precision meets its development milestone by March 31, 2021, the Series A Stock will convert into 150,000 shares of common stock of Precision;

2.
If Precision meets its development milestone between April 1, 2021 and June 30, 2021, the Series A Stock will convert into 200,000 shares of common stock of Precision; or

3.
If Precision meets its development milestone after July 1, 2021, the Series A Stock will convert into 300,000 shares of common stock of Precision.

The Company estimates that UWSS will own between 11.8% and 16.7% of Precision’s common stock on an as converted basis after its $1.2 million total investment based on when the development milestone is achieved. As part of this transaction, UWSS entered into an exclusive license agreement whereby UWSS obtained an exclusive, perpetual right to use certain Precision technology and diagnostic tools for virtual wound and skin care assessments in the United States in all professional healthcare settings.

Item 6.  Exhibits

The following exhibits are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein:

Exhibit No.	Description

10.1	Amendment No. 1 to Exclusive License Agreement dated July 7, 2019 with Rochal Industries, LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.
 *  Filed herewith
** The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sanara MedTech, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanara MedTech Inc.

November 13, 2020	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer (Principal Financial Officer and duly authorized officer)