Form 10-Q
period 2021-03-31
Sanara MedTech Inc.
filed 2021-05-14
CIK 714256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, 7,615,996 shares of the Issuer’s $0.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q
Quarter Ended March 31, 2021

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
Assets	2021	2020
Current assets
Cash	$27,328,628	$455,366
Accounts receivable, net of allowances of $98,257 and $100,189	2,463,082	2,217,533
Royalty receivable	49,344	49,344
Inventory, net of allowance for obsolescence of $277,764 and $276,603	1,178,894	1,148,253
Prepaid and other assets	520,060	611,817
Total current assets	31,540,008	4,482,313

Long-term assets
Property, plant and equipment, net of accumulated depreciation of $142,179 and $124,691	1,665,492	678,589
Right of use assets – operating leases	437,081	467,653
Intangible assets, net of accumulated amortization of $900,211 and $827,108	3,774,563	3,097,666
Investment in equity securities	1,600,865	1,100,000
Total long-term assets	7,478,001	5,343,908

Total assets	$39,018,009	$9,826,221

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$280,321	$271,251
Accounts payable – related parties	86,592	223,589
Accrued royalties and expenses	431,537	502,191
Accrued bonus and commissions	2,207,170	2,417,277
Operating lease liability - current	126,933	125,587
Total current liabilities	3,132,553	3,539,895

Long-term liabilities
Operating lease liability – long term	323,528	355,797
Other long-term liabilities	90,293	90,293
Total long-term liabilities	413,821	446,090

Total liabilities	3,546,374	3,985,985

Shareholders' equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 7,617,122 issued and outstanding as of March 31, 2021 and 6,297,008 issued and outstanding as of December 31, 2020	7,617	6,297
Additional paid-in capital	44,190,031	13,176,576
Accumulated deficit	(8,213,986)	(7,032,242)
Total Sanara MedTech shareholders' equity	35,983,662	6,150,631
Equity attributable to noncontrolling interest	(512,027)	(310,395)
Total shareholders' equity	35,471,635	5,840,236

Total liabilities and shareholders' equity	$39,018,009	$9,826,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Net revenue	$5,009,436	$3,524,331

Cost of goods sold	474,433	330,188

Gross profit	4,535,003	3,194,143

Operating expenses
Selling, general and administrative expenses	5,409,730	4,932,151
Research and development	118,212	4,387
Depreciation and amortization	90,591	53,505
Total operating expenses	5,618,533	4,990,043

Operating loss	(1,083,530)	(1,795,900)

Other expense
Other expense	-	(36,758)
Interest expense	(711)	(8,354)
Share of losses from equity method investment	(99,135)	-
Total other expense	(99,846)	(45,112)

Net loss	(1,183,376)	(1,841,012)

Less: Net loss attributable to noncontrolling interest	(1,632)	(4,055)

Net loss attributable to Sanara MedTech common shareholders	$(1,181,744)	$(1,836,957)

Net loss per share of common stock, basic and diluted	$(0.17)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	6,816,646	4,751,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock Series F $10 par value		Common Stock $0.001 par value
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Income/(Deficit)	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common Stock	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-
Conversion of Promissory Note to Common Stock	-	-	179,101	179	1,611,732	-	-	1,611,911
Share-based compensation	-	-	180,100	180	393,560	-	-	393,740
Net loss	-	-	-	-		(1,836,957)	(4,055)	(1,841,012)
Balance at March 31, 2020	-	$-	6,203,832	$6,204	$11,289,339	$(4,512,759)	$(225,745)	$6,557,039

	Preferred Stock Series F $10 par value		Common Stock $0.001 par value
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Income/(Deficit)	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2020	-	$-	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	-	-	50,370	50	1,749,950	-	-	1,750,000
Issuance of common stock in equity offering	-	-	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	-	-	4,744	5	325,513	-	-	325,518
Distribution to noncontrolling interest shareholders	-	-	-	-	-	-	(200,000)	(200,000)
Net loss	-	-	-	-	-	(1,181,744)	(1,632)	(1,183,376)
Balance at March 31, 2021	-	$-	7,617,122	$7,617	$44,190,031	$(8,213,986)	$(512,027)	$35,471,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SANARA MEDTECH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,183,376)	$(1,841,012)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	90,591	53,505
Interest expense on convertible debt	-	8,354
Loss on disposal of asset	-	1,244
Bad debt expense	-	30,000
Inventory obsolescence	7,312	20,116
Share-based compensation	325,518	393,740
Noncash lease expense	30,572	28,718
Loss on equity method investment	99,135	-

Changes in operating assets and liabilities:
Accounts receivable	(245,550)	59,416
Inventory	(37,953)	(282,810)
Prepaid - related parties	-	(200,000)
Prepaid and other assets	91,757	(149,949)
Accounts payable	9,071	(47,999)
Accounts payable - related parties	(136,997)	138,181
Accrued royalties and expenses	(70,654)	147,382
Accrued liabilities	(241,030)	(390,905)
Net cash used in operating activities	(1,261,604)	(2,032,019)

Cash flows from investing activities:
Purchase of property and equipment	(4,391)	(57,456)
Purchase of intangible assets	-	(500,000)
Investment in equity securities	(600,000)	-
Net cash used in investing activities	(604,391)	(557,456)

Cash flows from financing activities:
Draw on line of credit	800,000	-
Pay off line of credit	(800,000)	-
Proceeds from issuance of stock in equity offering	28,939,257	-
Distribution to noncontrolling interest shareholders	(200,000)	-
Net cash provided by financing activities	28,739,257	-

Net increase (decrease) in cash	26,873,262	(2,589,475)
Cash, beginning of period	455,366	6,611,928
Cash, end of period	$27,328,628	$4,022,453

Cash paid during the period for:
Interest	$711	$-
Income taxes	-	-

Supplemental noncash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	-	11,368,150
Common stock issued for conversion of related party debt and interest	-	1,611,911
Common stock issued for asset acquisitions	1,750,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SANARA MEDTECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (“we”, “our”, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. The Company’s portfolio of products and services will allow us to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, and retail). Each of the Company’s products, services, and technologies contributes to the Company’s overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective wound and skin care products and technologies and is continually seeking to expand its offerings for patients requiring wound and skin care treatments across the entire continuum of care in the United States.

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for the Company’s surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded the Company’s ability to provide education and product training to the clinicians who use the Company’s products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first quarter of 2021, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased in the its primary markets in Texas, Florida, and the southeastern United States.

As a result of the COVID-19 pandemic, the Company significantly reduced costs in areas such as payroll, consulting, business travel, and other discretionary spending. The duration of the pandemic is uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic COVID-19 hotspots. The Company will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of the Company’s people and its ability to serve its customers and patients.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2020, and December 31, 2019, included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned subsidiaries. The consolidated financial statements also include the accounts of Sanara Pulsar, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited, an unaffiliated company registered in the United Kingdom (“WCS”). All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on the Company’s estimates and assumptions used in preparing the unaudited consolidated financial statements as of and for the three months ended March 31, 2021. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations, as their inclusion would have been anti-dilutive during the three months ended March 31, 2021 and 2020 due to the Company's net loss.

The calculation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Numerator for basic and diluted net loss per share:
Net loss attributable to Sanara MedTech common shareholders	$(1,181,744)	$(1,836,957)
Denominator for basic and diluted net loss per share:
Weighted average shares used to compute diluted net loss per share	6,816,646	4,751,941

Basic and diluted net loss per share attributable to common shareholders	$(0.17)	$(0.39)

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020 as such shares would have had an anti-dilutive effect:
	As of March 31,
	2021	2020

Stock options	11,500	11,500
Unvested restricted stock	121,691	164,603

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

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify specific terms of products to be delivered, create the enforceable rights and obligations of both parties, and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2020 or 2021.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2021 and 2020. All revenue was generated in the United States; therefore, no geographical disaggregation was necessary.

	Three Months Ended
	March 31,
	2021	2020
Product sales revenue	$4,959,186	$3,474,081
Royalty revenue	50,250	50,250
Total Revenue	$5,009,436	$3,524,331

The Company recognizes royalty revenue from a development and licensing agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement which stipulates that the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 per year throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of zero and $30,000 during the three months ended March 31, 2021 and 2020, respectively. The allowance for doubtful accounts at March 31, 2021 was $65,573 and $64,989 at December 31, 2020. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to ensure accounts receivable are not overstated due to customer rebates and product returns. These allowances totaled $32,684 at March 31, 2021 and $35,200 at December 31, 2020. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined its accounts receivable allowances were appropriate at March 31, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $7,312 the three months ended March 31, 2021 and $20,116 the three months ended March 31, 2020. The allowance for obsolete and slow-moving inventory had a balance of $277,764 at March 31, 2021, and $276,603 at December 31, 2020. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of March 31, 2021.
Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Below is a summary of property and equipment for the periods presented:

	March 31,	December 31,
	2021	2020
Computers	$91,643	$87,252
Office equipment	22,597	22,597
Furniture and fixtures	205,871	205,871
Leasehold improvements	2,030	2,030
Capitalized software development costs	1,485,530	485,530
	1,807,671	803,280
Less accumulated depreciation	(142,179)	(124,691)

Property and equipment, net	$1,665,492	$678,589

Depreciation expense related to property and equipment was $17,488 for the three months ended March 31, 2021, and $15,762 for the three months ended March 31, 2020.

The Company considered the impact the COVID-19 pandemic may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred as of March 31, 2021. The Company will continue to assess the COVID-19 pandemic's impact on its business including any indicators of impairment of property and equipment.

Internal Use Software

The Company accounts for costs incurred to develop computer software for internal use in accordance with ASC Topic350-40, Intangibles – Goodwill and Other. The Company capitalizes the costs incurred during the application development stage, which generally includes third-party developer fees to design the software configuration and interfaces, coding, installation, and testing.

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

See Note 3 for more information on intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the three months ended March 31, 2021 and 2020.

Investments in Equity Securities

The Company’s equity investments consist of non-marketable equity securities in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in our consolidated statements of operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of March 31, 2021.

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

Share-based Compensation

The Company accounts for stock-based compensation to employees and nonemployees in accordance with Accounting Standards Update (“ASU”) 2018-07 Topic 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for common stock issuances.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifications to Accounting for Income Taxes, which removes certain exceptions to the general principles of Topic 740 and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for annual and interim periods in fiscal years beginning December 15, 2020. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets were as follows:

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Product Licenses	$4,100,000	$(336,138)	$3,763,862	$3,350,000	$(264,909)	$3,085,091
Patent	510,310	(510,310)	-	510,310	(510,310)	-
Software and Other	64,464	(53,763)	10,701	64,464	(51,889)	12,575

Total	$4,674,774	$(900,211)	$3,774,563	$3,924,774	$(827,108)	$3,097,666

In March 2021, the Company issued 20,834 shares of its common stock to Rochal Industries, LLC (“Rochal”) for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets.

As of March 31, 2021, the weighted-average amortization period for all intangible assets was 12.5 years. Amortization expense related to intangible assets was $73,103 for the three months ended March 31, 2021 and $37,743 for the three months ended March 31, 2020. The estimated remaining amortization expense as of March 31, 2021 was as follows:

Remainder of 2021	$245,071
2022	324,347
2023	319,267
2024	319,267
2025	319,267
Thereafter	2,247,344
Total	$3,774,563

The Company has reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of COVID-19 has created an impairment loss on the Company’s intangible assets as of March 31, 2021. Accordingly, there was no impairment loss recognized on the Company’s intangible assets during the three months ended March 31, 2021.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX® Activated Collagen®

On August 27, 2018, the Company entered into an exclusive, world-wide sublicense agreement with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute CellerateRX Surgical and HYCOL products into the wound care and surgical markets. Pursuant to the sublicence agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended on January 26, 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the sublicense agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the initial expiration date, CGI Cellerate RX will have the right to terminate the sublicense agreement upon written notice. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

For the three months ended March 31, 2021 and 2020, royalties due under the terms of this agreement totaled $192,586 and $100,000, respectively.

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

Recent and future commitments under the terms of the BIAKŌS License Agreement include:

●
In March 2021, the Company issued 20,834 shares of its common stock to Rochal for a $750,000 milestone payment which became due upon the Company’s public offering of common stock in February 2021.

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

For the three months ended March 31, 2021 and 2020, royalty expense recognized under this agreement was $27,500 and $25,000, respectively.

CuraShield Antimicrobial Barrier Film and No Sting Skin Protectant

On October 1, 2019, the Company executed a license agreement with Rochal pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market utilizing certain Rochal patents and pending patent applications (the “ABF License Agreement”). Currently, the products covered by the ABF License Agreement are CuraShield Antimicrobial Barrier Film and a no sting skin protectant product.

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

No commercial sales or royalties have been recognized under this agreement as of March 31, 2021.

Debrider License Agreement

On May 4, 2020, The Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”).

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

No commercial sales or royalties have been recognized under this agreement as of March 31, 2021.

Resorbable Bone Hemostat

The Company acquired a patent in 2009 for a resorbable bone hemostat and delivery system for orthopedic bone void fillers. This patent is not part of the Company’s long-term strategic focus. The Company subsequently licensed the patent to a third party to market a bone void filler product for which the Company receives a 3% royalty on product sales over the life of the patent, which expires in 2023, with annual minimum royalties of $201,000. The Company pays two unrelated third parties a combined royalty equal to 8% of the Company’s net revenues or minimum royalties generated from products that utilize the Company’s acquired patented bone hemostat and delivery system. To date, royalties received by the Company related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter). Therefore, the Company’s annual royalty obligation under the terms of the license agreement has been $16,080 ($4,020 per quarter).

Other Commitments

At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In 2019, the Company advanced to WCS $200,000 and recorded the payment as a reduction of non-controlling interests. In the event WCS’s Form K-l from Sanara Pulsar for the year 2020 does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. In March 2021, the Company paid WCS $200,000 for the year 2020. For each of the years 2021 through 2024 the Target Net Income will increase by 10%, and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to the Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to all such advances to WCS.

NOTE 5 - OPERATING LEASES

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

The Company has two operating leases: an office space lease with a remaining lease term of 39 months and a copier lease with a remaining lease term of four months as of March 31, 2021. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as lease assets and lease liabilities.

In accordance with ASC Topic 842, the Company has recorded lease assets of $437,081 and a related lease liability of $450,461 as of March 31, 2021. The Company recorded amortization expense of $30,572 for the three months ended March 31, 2021 for its leased assets. Cash paid for amounts included in the measurement of operating lease liabilities as of March 31, 2021 was $38,089. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

March 31, 2021
Remainder of 2021	$113,229
2022	151,333
2023	154,271
2024	77,870
2025	-
Thereafter	-

Total lease payments	496,703
Less imputed interest	(46,242)
Present Value of Lease Liabilities	$450,461

Operating lease liability - current	126,933
Operating lease liability – long term	323,528

As of March 31, 2021, our operating leases have a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 6.25%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Preferred Stock

On February 7, 2020, CGI Cellerate RX, an affiliate of The Catalyst Group, Inc. (“Catalyst”), converted its entire holdings of its 30-month $1,500,000 convertible promissory note and 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. The Company issued an aggregate of 2,452,731 shares of common stock in the conversions. After the conversions, Catalyst and its affiliates controlled the voting of a total of 3,416,587 shares of the Company’s common stock, which represented 44.9% of the 7,617,122 shares of common stock outstanding as of March 31, 2021.

Common Stock

On February 21, 2020, the Company filed a Registration Statement on Form S-8 which registered an aggregate of 2,000,000 shares of its common stock that may be issued under the Sanara MedTech Inc. 2014 Omnibus Long-Term Incentive Plan. The Registration Statement on Form S-8 also covers such additional and indeterminate number of securities as may become issuable pursuant to the provisions of the plan relating to adjustments for changes resulting from a share dividend, share split or similar change. At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long-Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 253,020 shares had been issued under the LTIP Plan and 1,746,980 were available for issuance as of March 31, 2021.

On January 18, 2021, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”), effective as of January 14, 2021, with two individuals who each owned 50% of the outstanding equity interests in Woundyne Medical, LLC (“Woundyne”). Pursuant to the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity interests of Woundyne in exchange for the issuance of an aggregate of 29,536 shares of the Company’s common stock with a fair value of $1,000,000. The acquisition of the outstanding equity interests of Woundyne was accounted for as an asset acquisition. The primary asset acquired by the Company is the Woundyne software platform which allows data related to chronic and surgical wounds to be tracked, monitored, and interfaced with the software user’s electronic medical records. Woundyne has no other material assets, liabilities, or revenues. The issuance of these shares was capitalized as internal use software. The Company subsequently changed the name of Woundyne Medical, LLC to WounDerm, LLC.

On February 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. as representative of several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 1,100,000 shares of the Company’s common stock to the Underwriters at a price to the public of $25.00 per share, less underwriting discounts and commissions (the “Offering”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 165,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full. The Offering, including the purchase of the 165,000 additional shares of common stock, closed on February 17, 2021.

The net proceeds to the Company from the Offering were approximately $28.9 million, after (i) giving effect to the Underwriter’s full exercise of its option to purchase additional shares of common stock, and (ii) deducting the underwriting discounts and commissions and offering expenses payable by the Company. Through an insured cash sweep service, the net proceeds have been deposited in accounts insured by the Federal Deposit Insurance Corporation.

Following the closing of the Offering in February of 2021, the Company made the $750,000 Post Capital Raise Payment (as defined in the BIAKŌS License Agreement) to Rochal in the form of 20,834 shares of the Company’s common stock (see Notes 3 and 4).

Restricted Stock Awards

During the three months ended March 31, 2021, the Company granted and issued 4,744 shares of restricted common stock to one employee under the LTIP Plan. The shares are subject to certain vesting provisions and other terms and conditions set forth in the employee’s restricted stock agreement. The fair value of this award was $216,658 based on the closing price of the Company’s common stock on the grant date and is recognized as compensation expense on a straight-line basis over the vesting period of the award.

Share-based compensation expense of $325,518 was recognized in selling, general and administrative expenses during the three months ended March 31, 2021, compared to $304,897 recognized during the three months ended March 31, 2020.

At March 31, 2021, there was $1,361,968 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

 Below is a summary of restricted stock activity for the three months ended March 31, 2021:

	For the Three Months Ended
	March 31, 2021
	Shares	Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	170,178	$14.20
Granted	4,744	45.67
Vested	(53,231)	14.84
Forfeited	-	-
Non-vested at March 31, 2021	121,691	$15.15

Stock Options

A summary of the status of outstanding stock options at March 31, 2021 and changes during the three-month period then ended is presented below:

	For the Three Months Ended March 31, 2021
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00

Granted	-	-
Exercised	-	-
Forfeited	-	$-
Expired	-	-
Outstanding at March 31, 2021	11,500	$6.00	1.8

Exercisable at March 31, 2021	11,500	$6.00	1.8

NOTE 7 – DEBT AND CREDIT FACILITIES

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

On January 15, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Cadence providing for a $2.5 million revolving line of credit. The revolving line of credit matures on January 13, 2023 and is secured by substantially all of the Company’s assets. Any amounts outstanding will bear interest of 0.75% plus the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal. Proceeds from the line of credit are to be used to provide the Company with additional working capital in support of current assets and for other general corporate purposes and may not be used for acquisitions.

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

On February 11, 2021, the Company made an $800,000 draw on the revolving line of credit. On February 19, 2021, the Company paid down the entire balance of the revolving line of credit. As of March 31, 2021, there were no outstanding amounts owed by the Company under the Loan Agreement.

NOTE 8 – INVESTMENT IN EQUITY SECURITIES

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

On November 9, 2020, the Company entered into agreements to purchase certain non-marketable securities consisting of 150,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision Healing”) for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision Healing and has a senior liquidation preference relative to the common shareholders. This initial investment represented 12.6% ownership of Precision Healing’s outstanding voting securities.

In February 2021, the Company invested $600,000 for 150,000 additional shares of Series A Stock which is convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. For the three months ended March 31, 2021, the Company recorded $99,135 as its share of the loss from equity method investment.

The following summarizes the Company’s investments:

	March 31, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$1,100,865	22.4%	$-

Cost Method Investments
Direct Dermatology, Inc.	500,000	2.9%	500,000	2.9%
Precision Healing Inc.	-		600,000	12.6%
Total Cost Method Investments	500,000		1,100,000
	-
Total Investments	$1,600,865		$1,100,000

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Investment
Precision Healing Inc.	$(99,135)	$-

Total	$(99,135)	$-

NOTE 9 - RELATED PARTIES

Payables to Related Parties

The Company had outstanding payables to related parties totaling $86,592 at March 31, 2021, and $223,589 at December 31, 2020.

Manufacturing and Technical Services Agreements – Related Parties

On September 9, 2020, the Company executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products licensed from Rochal by the Company. The manufacturing agreement includes customary terms and conditions for the Company’s industry. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the three months ended March 31, 2021, the Company incurred no inventory manufacturing costs with Rochal.

On September 9, 2020, the Company executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by the Company for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for the Company’s industry. For the three months ended March 31, 2021, the Company incurred $148,521 of costs for Rochal technical services. The Company may terminate this agreement at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Sanara MedTech Inc. (collectively with its consolidated subsidiaries, the “Company,” “Sanara MedTech,” “Sanara,” “SMTI,” “we,” “our,” or “us”) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, including, without limitation, statements concerning the impact of the COVID-19 pandemic and our expectations for SG&A expense. Statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements and generally may be identified by words such as “anticipate,” “believe,” “continue,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. These statements should be viewed with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors, among others, could cause actual results to differ materially from those in the forward-looking statements:

●
unanticipated changes in the markets for the Company’s business;
●
unanticipated downturns in business relationships with customers or their purchases from us;
●
the potential effects on our businesses from natural disasters;
●
the availability of credit to customers and suppliers;
●
competitive pressures on sales and pricing;
●
unanticipated changes in the cost of inventory and other operating costs;
●
the introduction of competing products;
●
unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions;
●
new laws and governmental regulations; stock market and currency fluctuations;
●
war, civil or political unrest or terrorism;
●
the course of the COVID-19 pandemic and government responses thereto; and
●
unanticipated deterioration of economic and financial conditions in the United States and around the world.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and the Company does not assume any obligation to update these forward-looking statements.

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. Our portfolio of products and services is designed to allow us to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals (“LTACHs”)) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, and retail). Each of our products, services, and technologies contributes to our overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. We strive to be one of the most innovative and comprehensive providers of effective wound and skin care products and technologies and are continually seeking to expand our offerings for patients requiring wound and skin care treatments across the entire continuum of care in the United States.

We currently market seven products across chronic and surgical wound care applications and have multiple products in our pipeline. We license our products from research and development partners Applied Nutritionals, LLC (“AN”) (through a sublicense with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”)) and Rochal Industries, LLC (“Rochal”) and have the right to exclusively distribute certain products under development by Cook Biotech Inc. (“Cook Biotech”). In 2021, we intend to begin marketing two biologic products for surgical and wound care applications pursuant to our marketing and distribution agreement with Cook Biotech.

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

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for our surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded our ability to provide education and product training to the clinicians who use our products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first quarter of 2021, we saw a strong rebound in product sales as restrictions on elective surgeries eased in our primary markets in Texas, Florida, and the southeastern United States.

The duration of the pandemic is uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic COVID-19 hotspots. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Components of Results of Operations

Sources of Revenues

Our revenue is derived primarily from sales of our surgical products to hospitals and other acute care facilities, and sales of our chronic wound care products to customers across the post-acute continuum of care. Our revenue is driven by direct orders shipped by us to our customers, and to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when our product is received by the customer.

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2021 and March 31, 2020. All revenue was generated in the United States.

	Three Months Ended
	March 31,
	2021	2020
Surgical	$4,711,613	$3,272,892
Wound Care	247,573	201,189
Royalty revenue	50,250	50,250
Total Revenue	$5,009,436	$3,524,331

We recognize royalty revenue from a development and licensing agreement with BioStructures, LLC. We record revenue each calendar quarter as earned per the terms of the agreement which stipulates that we will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing our patented resorbable bone hemostasis. The minimum annual royalty due to us is $201,000 per year throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Cost of Goods Sold

Cost of goods sold consists of the acquisition costs from the manufacturers of our licensed products, raw material costs for certain components sourced directly by us, and all related royalties due as a result of the sale of our products. Our gross profit represents total revenue less the cost of goods sold, and gross margin is gross profit expressed as a percentage of total revenue.

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

Research and development expenses (“R&D”) include costs related to enhancements to our currently available products and additional investments in our product and platform development pipeline. We expense research and development costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements as well as to bring new products to market.

Other Income (Expense)

Other income (expense) is primarily comprised of gains or losses on equity method investments, interest income, interest expense and other non-operating activities.

Results of Operations

Revenues.  For the three months ended March 31, 2021, we generated revenues of $5,009,436 compared to revenues of $3,524,331 for the three months ended March 31, 2020, a 42% increase from the prior year. The higher revenues in 2021 were primarily due to increased sales of surgical wound care products as a result of our sales force expansion last year and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2021, was $474,433, compared to costs of goods sold of $330,188 for the three months ended March 31, 2020. The increase over prior year was primarily due to higher sales volume.

Selling, general and administrative expenses. SG&A expenses for the three months ended March 31, 2021, were $5,409,730 compared to SG&A expenses of $4,932,151 for the three months ended March 31, 2020. The higher SG&A expenses in 2021 were primarily due to higher sales commission expense as a result of higher product sales, and higher costs related to the expansion of our comprehensive wound and skin care strategy.

Research and development expenses. R&D expenses for the three months ended March 31, 2021, were $118,212 compared to $4,387 for the three months ended March 31, 2020. The higher R&D expenses in 2021 were primarily due to the initiation of several new studies and development projects for currently licensed products.

Other expense. Other expense for the three months ended March 31, 2021 was $99,846 compared to $45,112 for the three months ended March 31, 2020. The higher Other expense in 2021 was due to the recognition of a non-cash loss of $99,135 from our equity method investment in Precision Healing. Interest expense was $711 for the three months ended March 31, 2021, as compared to $8,354 for the three months ended March 31, 2020. The higher Interest expense in 2020 was due to interest expense associated with our unsecured promissory note under the Paycheck Protection Program and interest on a convertible promissory note which was converted to common stock in early 2020.

Net income / loss. For the three months ended March 31, 2021, we had a net loss of $1,183,376, compared to net loss of $1,841,012 for the three months ended March 31, 2020. The improvement in our net loss was primarily due to higher sales revenues in the first quarter of 2021 compared to the same period in 2020.

Liquidity and Capital Resources

Cash on hand at March 31, 2021 was $27,328,628, compared to $455,366 at December 31, 2020. Historically, we have financed our operations primarily from the sale of equity securities. In 2020, our principal sources of liquidity were cash generated from operations, availability of our bank line of credit, and cash provided by an unsecured promissory note in the principal amount of $583,000 (“the PPP Loan”) to Cadence Bank, N.A. (“Cadence”). On February 12, 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect to use the net proceeds from the offering to expand our salesforce and for further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital (see Note 6 to the unaudited consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for more information on this offering). Based on our current plan of operations, including acquisitions, we believe our cash on hand, when combined with expected cash flows from operations and amounts available under our revolving credit facility, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

On January 15, 2021, we entered into a new loan agreement with Cadence (the “Loan Agreement”), providing for a $2.5 million revolving line of credit. The revolving line of credit matures on January 13, 2023 and is secured by substantially all of our assets. Any amounts outstanding will bear interest of 0.75% plus the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal. Proceeds from the line of credit are to be used to provide additional working capital in support of current assets and for other general corporate purposes and may not be used for acquisitions.

The line of credit contains customary representations and warranties and requires us to maintain compliance with certain financial covenants, including, among others, a minimum liquidity of $1,000,000 as of December 31, 2020 and March 31, 2021, a minimum Tangible Net Worth (as defined in the Loan Agreement) of $1,000,000 and, beginning with the fiscal quarter ending June 30, 2021, a minimum Interest Coverage Ratio (as defined in the Loan Agreement) of 1.5 to 1.0. The Loan Agreement also contains customary events of default. If such an event of default occurs, Cadence would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement. We generally may (and must, under certain circumstances) prepay all or a portion of the principal outstanding on the revolving line of credit prior to its contractual maturity. On February 11, 2021, we made an $800,000 draw on the revolving line of credit. On February 19, 2021, we paid down the entire balance of the revolving line of credit. As of March 31, 2021, no amounts were owed under the Loan Agreement.

On November 9, 2020, our subsidiary, UWSS, entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision Healing”) for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision Healing and has a senior liquidity preference relative to the common shareholders. As stipulated in the agreements with Precision Healing, UWSS made a further investment of $600,000 in February 2021 for 150,000 additional shares of Series A Stock.

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

Cash Flow Analysis

For the three months ended March 31, 2021, net cash used in operating activities was $1,261,604 compared to $2,032,019 used in operating activities for the three months ended March 31, 2020. The lower use of cash in 2021 was primarily due to higher sales revenue.

For the three months ended March 31, 2021, net cash used in investing activities was $604,391 compared to $557,456 used in investing activities during the three months ended March 31, 2020. The cash used in investing activities in 2021 was due to the purchase of 150,000 additional shares of Series A Stock of Precision Healing for $600,000. The cash used in investing activities during the first quarter of 2020 was due to a $500,000 milestone payment made to Rochal as a result of FDA clearance of BIAKŌS Antimicrobial Wound Gel.

For the three months ended March 31, 2021, net cash provided by financing activities was $28,739,257 as compared to $0 provided by financing activities for the three months ended March 31, 2020. The cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses.

Material Transactions with Related Parties

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX products into the wound care and surgical markets from an affiliate of Catalyst, CGI Cellerate RX, LLC (“CGI Cellerate RX”), which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2018, 2019 and 2020. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the three months ended March 31, 2021 and 2020, royalties due under the terms of this agreement totaled $192,586 and $100,000, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,502,240 shares of our common stock as of March 31, 2021.

Convertible Notes Payable

On March 15, 2019, we acquired Catalyst’s 50% interest in Cellerate, LLC in exchange for the issuance of 1,136,815 shares of our newly created Series F Convertible Preferred Stock (the “Cellerate Acquisition”). In connection with the Cellerate Acquisition, we issued a 30-month convertible promissory note to CGI Cellerate RX, an affiliate of Catalyst, in the principal amount of $1,500,000, bearing interest at a 5% annual interest rate, compounded quarterly. Interest on the promissory note was payable quarterly but could have been deferred at our election to the maturity of the promissory note. Outstanding principal and interest were convertible at CGI Cellerate RX’s option into shares of our common stock at a conversion price of $9.00 per share.

On February 7, 2020, CGI Cellerate RX converted its $1,500,000 promissory note, including accrued interest of $111,911, into 179,101 shares of our common stock. CGI Cellerate RX also converted its 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. For more information, see Note 6 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2021, there were no related party promissory notes or accrued interest outstanding.

Manufacturing and Technical Services Agreements

On September 9, 2020, we executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products we licensed from Rochal. The manufacturing agreement includes customary terms and conditions. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the three months ended March 31, 2021, we incurred no inventory manufacturing costs with Rochal.

On September 9, 2020, we executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by us for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for our industry. For the three months ended March 31, 2021, we incurred $148,521 of costs for Rochal technical services. We may terminate this agreement at any time.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by our Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the three months ended March 31, 2021 and 2020.

Investment in Equity Securities

Our investments consist of non-marketable equity securities in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We have reviewed the carrying value of our investments and have determined there was no impairment or observable price changes as of March 31, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. We recorded inventory obsolescence expense of $7,312 for the three months ended March 31, 2021 and $20,116 for the three months ended March 31, 2020. The allowance for obsolete and slow-moving inventory had a balance of $277,764 at March 31, 2021, and $276,603 at March 31, 2020. We considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of March 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and determined there was not a material impact on our estimates and assumptions used in preparing our consolidated financial statements as of and for the three months ended March 31, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

Part II — Other Information

Item 1.  Legal Proceedings

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1a.  Risk Factors

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, there were no sales of unregistered securities during the quarter ended March 31, 2021 that were not previously reported on a Current Report on Form 8-K.

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

The sale of the shares of the Company’s common stock to Rochal was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided in Section 4(a)(2) of the Securities Act [and Rule 506(b) promulgated thereunder as a sale to accredited investors with whom the Company had a pre-existing relationship.

On January 18, 2021, the Company entered into an Equity Exchange Agreement, effective as of January 14, 2021, with two individuals who each owned 50% of the outstanding equity interests in Woundyne Medical, LLC. Pursuant to the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity interests of Woundyne in exchange for the issuance of an aggregate of 29,536 shares of the Company’s common stock. The primary asset acquired by the Company is the Woundyne software platform, which allows data related to chronic and surgical wounds to be tracked, monitored, and interfaced with the software user’s electronic medical records.

The sale of the shares of the Company’s common stock was exempt from registration under the Securities Act, pursuant to the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder as a sale to accredited investors with whom the Company had a pre-existing relationship.

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

SANARA MEDTECH INC.

May 14, 2021	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer (Principal Financial Officer and duly authorized officer)