Form 10-Q
period 2021-06-30
Sanara MedTech Inc.
filed 2021-08-16
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large acc ;elerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, 7,626,705 shares of the Issuer’s $0.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended June 30, 2021

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	December 31, 2020

Assets
Current assets
Cash	$24,389,004	$455,366
Accounts receivable, net of allowances of $138,417 and $100,189	2,445,225	2,217,533
Royalty receivable	49,344	49,344
Inventory, net of allowance for obsolescence of $295,841 and $276,603	1,538,398	1,148,253
Prepaid and other assets	497,110	611,817
Total current assets	28,919,081	4,482,313

Long-term assets
Property and equipment, net of accumulated depreciation of $159,732 and $124,691	1,668,994	678,589
Right of use assets – operating leases	406,024	467,653
Intangible assets, net of accumulated amortization of $983,466 and $827,108	3,785,187	3,097,666
Investment in equity securities	4,005,374	1,100,000
Total long-term assets	9,865,579	5,343,908

Total assets	$38,784,660	$9,826,221

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$313,569	$271,251
Accounts payable – related parties	57,507	223,589
Accrued royalties and expenses	527,518	502,191
Accrued bonus and commissions	2,719,258	2,417,277
Operating lease liability - current	128,301	125,587
Total current liabilities	3,746,153	3,539,895

Long-term liabilities
Operating lease liability – long term	290,751	355,797
Other long-term liabilities	90,293	90,293
Total long-term liabilities	381,044	446,090

Total liabilities	4,127,197	3,985,985

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 7,612,336 issued and outstanding as of June 30, 2021 and 6,297,008 issued and outstanding as of December 31, 2020	7,612	6,297
Additional paid-in capital	44,487,958	13,176,576
Accumulated deficit	(9,385,478)	(7,032,242)
Total Sanara MedTech shareholders’ equity	35,110,092	6,150,631
Equity attributable to noncontrolling interest	(452,629)	(310,395)
Total shareholders’ equity	34,657,463	5,840,236

Total liabilities and shareholders’ equity	$38,784,660	$9,826,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Revenue	$6,277,133	$2,967,183	$11,286,569	$6,491,514

Cost of goods sold	536,405	348,675	1,010,838	678,863

Gross profit	5,740,728	2,618,508	10,275,731	5,812,651

Operating expenses
Selling, general and administrative expenses	6,562,144	3,582,511	11,971,874	8,514,662
Research and development	103,981	41,516	222,193	45,903
Depreciation and amortization	100,807	74,221	191,398	127,726
Total operating expenses	6,766,932	3,698,248	12,385,465	8,688,291

Operating loss	(1,026,204)	(1,079,740)	(2,109,734)	(2,875,640)

Other expense
Other expense, related	-	(48,716)	-	(85,474)
Interest expense	-	(1,101)	(711)	(9,455)
Share of losses from equity method investment	(179,769)	-	(278,904)	-
Total other expense	(179,769)	(49,817)	(279,615)	(94,929)

Net loss	(1,205,973)	(1,129,557)	(2,389,349)	(2,970,569)

Less: Net loss attributable to noncontrolling interest	(34,481)	(3,793)	(36,113)	(7,848)

Net loss attributable to Sanara MedTech common shareholders	$(1,171,492)	$(1,125,764)	$(2,353,236)	$(2,962,721)

Net loss per share of common stock, basic and diluted	$(0.16)	$(0.18)	$(0.33)	$(0.54)

Weighted average number of common shares outstanding, basic and diluted	7,496,604	6,203,577	7,158,503	5,477,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock Series F		Common Stock		Additional			Total
	$10 par value		$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income/(Deficit)	Interest	Equity
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common Stock	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-
Conversion of Promissory Note to Common Stock	-	-	179,101	179	1,611,732	-	-	1,611,911
Share-based compensation	-	-	180,100	180	393,560	-	-	393,740
Net loss	-	-	-	-		(1,836,957)	(4,055)	(1,841,012)
Balance at March 31, 2020	-	$-	6,203,832	$6,204	$11,289,339	$(4,512,759)	$(225,745)	$6,557,039
Share-based compensation	-	-	(430)	(1)	186,172	-	-	186,171
Net loss	-	-	-	-		(1,125,764)	(3,793)	(1,129,557)
Balance at June 30, 2020	-	$-	6,203,402	$6,203	$11,475,511	$(5,638,523)	$(229,538)	$5,613,653

	Preferred Stock Series F		Common Stock		Additional			Total
	$10 par value		$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income/(Deficit)	Interest	Equity
Balance at December 31, 2020	-	$-	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	-	-	50,370	50	1,749,950	-	-	1,750,000
Issuance of common stock in equity offering	-	-	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	-	-	4,744	5	325,513	-	-	325,518
Distribution to noncontrolling interest member	-	-	-	-	-	-	(200,000)	(200,000)
Net loss	-	-	-	-	-	(1,181,744)	(1,632)	(1,183,376)
Balance at March 31, 2021	-	$-	7,617,122	$7,617	$44,190,031	$(8,213,986)	$(512,027)	$35,471,635
Share-based compensation	-	-	(4,786)	(5)	297,927	-	-	297,922
Capital contribution of noncontrolling interest member	-	-	-	-	-	-	93,879	93,879
Net loss	-	-	-	-		1,171,492)	(34,481)	(1,205,973)
Balance at June 30, 2021	-	$-	7,612,336	$7,612	$44,487,958	$(9,385,478)	$(452,629)	$34,657,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,389,349)	$(2,970,569)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	191,398	127,726
Interest expense on convertible debt	-	8,354
Interest expense on PPP loan	-	1,101
Loss on disposal of asset	-	2,180
Bad debt expense	51,536	30,000
Inventory obsolescence	29,834	75,422
Share-based compensation	623,440	491,069
Noncash lease expense	61,629	57,880
Loss on equity method investment	278,904	-

Changes in operating assets and liabilities:
Accounts receivable	(279,229)	(112,301)
Inventory	(419,979)	(191,595)
Prepaid - related parties	-	(50,970)
Prepaid and other assets	114,707	(310,666)
Accounts payable	42,318	(197,709)
Accounts payable - related parties	(166,081)	(66,346)
Accrued royalties and expenses	25,327	333,731
Accrued liabilities	239,650	40,502
Net cash used in operating activities	(1,595,895)	(2,732,191)

Cash flows from investing activities:
Purchase of property and equipment	(25,446)	(57,456)
Purchase of intangible assets	-	(1,100,000)
Investment in equity securities	(3,184,278)	-
Net cash used in investing activities	(3,209,724)	(1,157,456)

Cash flows from financing activities:
Draw on line of credit	800,000	-
Pay off line of credit	(800,000)	-
Proceeds from PPP Loan	-	583,000
Public offering net proceeds	28,939,257	-
Distribution to noncontrolling interest shareholders	(200,000)	-
Net cash provided by financing activities	28,739,257	583,000

Net increase (decrease) in cash	23,933,638	(3,306,647)
Cash, beginning of period	455,366	6,611,928
Cash, end of period	$24,389,004	$3,305,281

Cash paid during the period for:
Interest	$711	$-
Income taxes	-	-

Supplemental noncash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	-	11,368,150
Common stock issued for conversion of related party debt and interest	-	1,611,911
Common stock issued for asset acquisitions	1,750,000	750,000
License agreement as capital contribution from noncontrolling interest member	93,879	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (“we”, “our”, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. The Company’s portfolio of products and services is designed to allow us to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, and retail). Each of the Company’s products, services, and technologies contributes to the Company’s overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective wound and skin care products and technologies.

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for the Company’s surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded the Company’s ability to provide education and product training to the clinicians who use the Company’s products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first half of 2021, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased in its primary markets in Texas, Florida, and the southeastern United States.

Due to recent COVID-19 resurgences and variants, the duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. The Company continues to closely monitor the pandemic in order to ensure the safety of the Company’s people and its ability to serve its customers and patients.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2020, and December 31, 2019, included in the Company’s most recent Annual Report on Form 10-K.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc., its wholly-owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest.  All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on the Company’s estimates and assumptions used in preparing the unaudited consolidated financial statements as of and for the six months ended June 30, 2021. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations, as their inclusion would have been anti-dilutive during the three and six months ended June 30, 2021 and 2020 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	As of June 30,
	2021	2020

Stock options	11,500	11,500
Unvested restricted stock	115,719	154,090

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the six months ended June 30, 2021 and 2020. All revenue was generated in the United States; therefore, no geographical disaggregation was necessary.

	Six Months Ended
	June 30,
	2021	2020
Product sales revenue	$11,186,069	$6,391,014
Royalty revenue	100,500	100,500
Total Revenue	$11,286,569	$6,491,514

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $51,536 and $30,000during the six months ended June 30, 2021 and 2020, respectively. The allowance for doubtful accounts was $120,273 at June 30, 2021 and $64,989 at December 31, 2020. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to ensure accounts receivable are not overstated due to customer rebates and product returns. These allowances totaled $18,144 at June 30, 2021 and $35,200 at December 31, 2020. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined its accounts receivable allowances were appropriate at June 30, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $29,834 the six months ended June 30, 2021 and $75,422 the six months ended June 30, 2020. The allowance for obsolete and slow-moving inventory had a balance of $295,841 at June 30, 2021, and $276,603 at December 31, 2020. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of June 30, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Below is a summary of property and equipment for the periods presented:

	June 30,	December 31,
	2021	2020
Computers	$98,140	$87,252
Office equipment	22,598	22,597
Furniture and fixtures	209,746	205,871
Leasehold improvements	2,030	2,030
Internal use software	1,485,530	485,530
Capital in progress	10,682	-
	1,828,726	803,280
Less accumulated depreciation	(159,732)	(124,691)

Property and equipment, net	$1,668,994	$678,589

Depreciation expense related to property and equipment was $35,040 for the six months ended June 30, 2021, and $33,227 for the six months ended June 30, 2020.

The Company considered the impact the COVID-19 pandemic may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred as of June 30, 2021. The Company will continue to assess the COVID-19 pandemic’s impact on its business including any indicators of impairment of property and equipment.

Internal Use Software

The Company accounts for costs incurred to develop computer software for internal use in accordance with ASC Topic 350-40, Intangibles – Goodwill and Other. The Company capitalizes the costs incurred during the application development stage, which generally includes third-party developer fees to design the software configuration and interfaces, coding, installation, and testing.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the six months ended June 30, 2021 and 2020.

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

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of June 30, 2021.

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

Advertising Expense

In accordance with ASC Topic No. 720-35-25-1, the Company recognizes advertising expenses the first time the advertising takes place. Advertising expenses are expensed as incurred.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifications to Accounting for Income Taxes, which removes certain exceptions to the general principles of Topic 740 and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for annual and interim periods in fiscal years beginning December 15, 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets were as follows:

	June 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Product Licenses	$4,193,879	$(417,519)	$3,776,360	$3,350,000	$(264,909)	$3,085,091
Patent	510,310	(510,310)	-	510,310	(510,310)	-
Software and Other	64,464	(55,637)	8,827	64,464	(51,889)	12,575

Total	$4,768,653	$(983,466)	$3,785,187	$3,924,774	$(827,108)	$3,097,666

In March 2021, the Company issued 20,834 shares of its common stock to Rochal Industries, LLC (“Rochal”) for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets.

As of June 30, 2021, the weighted-average amortization period for all intangible assets was 12.4 years. Amortization expense related to intangible assets was $156,358 for the six months ended June 30, 2021 and $94,499 for the six months ended June 30, 2020. The estimated remaining amortization expense as of June 30, 2021 is as follows:

Remainder of 2021	$172,769
2022	343,123
2023	338,043
2024	338,043
2025	338,043
Thereafter	2,255,166
Total	$3,785,187

The Company has reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of COVID-19 has created an impairment loss on the Company’s intangible assets as of June 30, 2021. Accordingly, there was no impairment loss recognized on the Company’s intangible assets during the six months ended June 30, 2021.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX® Activated Collagen®

On August 27, 2018, the Company entered into an exclusive, world-wide sublicense agreement with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute CellerateRX Surgical and HYCOL products into the wound care and surgical markets. Pursuant to the sublicense agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended on January 26, 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the sublicense agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the initial expiration date, CGI Cellerate RX will have the right to terminate the sublicense agreement upon written notice. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

For the six months ended June 30, 2021 and 2020, royalty expense accrued under the terms of this agreement totaled $404,220 and $210,220, respectively.

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

●

The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal was $100,000 in 2020 and will increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

●	The Company pays additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031.

For the six months ended June 30, 2021 and 2020, royalty expense recognized under this agreement was $55,000 and $50,000, respectively.

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

No commercial sales or royalties have been recognized under this agreement as of June 30, 2021.

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

No commercial sales or royalties have been recognized under this agreement as of June 30, 2021.

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

Other Commitments

At the time of the formation of Sanara Pulsar, it and Wound Care Solutions, Limited (“WCS”), entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In 2019, the Company advanced to WCS $200,000 and recorded the payment as a reduction of non-controlling interests. In the event WCS’s Form K-l from Sanara Pulsar for the year 2020 does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. In March 2021, the Company paid WCS $200,000 for the year 2020. For each of the years 2021 through 2024 the Target Net Income will increase by 10%, and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to the Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to all such advances to WCS.

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

The Company has two operating leases: an office space lease with a remaining lease term of 36 months and a copier lease with a remaining lease term of one month as of June 30, 2021. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as lease assets and lease liabilities.

In accordance with ASC Topic 842, the Company has recorded lease assets of $406,024 and a related lease liability of $419,052 as of June 30, 2021. The Company recorded amortization expense of $ 61,629 for the six months ended June 30, 2021 for its leased assets. Cash paid for amounts included in the measurement of operating lease liabilities as of June 30, 2021 was $76,178. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

June 30, 2021
Remainder of 2021	$75,139
2022	151,333
2023	154,271
2024	77,870
2025	-
Thereafter	-

Total lease payments	458,613
Less imputed interest	(39,561)
Present Value of Lease Liabilities	$419,052

Operating lease liability - current	128,301
Operating lease liability – long term	290,751

As of June 30, 2021, our operating leases have a weighted average remaining lease term of 3.0 years and a weighted average discount rate of 6.25%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Preferred Stock

On February 7, 2020, CGI Cellerate RX, an affiliate of The Catalyst Group, Inc. (“Catalyst”), converted its entire holdings of its 30-month $1,500,000 convertible promissory note and 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. The Company issued an aggregate of 2,452,731 shares of common stock in the conversions. As of June 30, 2021, Catalyst and its affiliates controlled the voting of a total of 3,497,421 shares of the Company’s common stock, which represented 46% of the 7,612,336 shares of common stock outstanding.

Common Stock

At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long-Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 248,234 shares had been issued under the LTIP Plan and 1,751,766 were available for issuance as of June 30, 2021.

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

The net proceeds to the Company from the Offering were $28.9 million, after (i) giving effect to the Underwriter’s full exercise of its option to purchase additional shares of common stock, and (ii) deducting the underwriting discounts and commissions and offering expenses payable by the Company. Through an insured cash sweep service, the net proceeds have been deposited in accounts insured by the Federal Deposit Insurance Corporation.

Following the closing of the Offering in February of 2021, the Company made the $750,000 Post Capital Raise Payment (as defined in the BIAKŌS License Agreement) to Rochal in the form of 20,834 shares of the Company’s common stock (see Notes 3 and 4).

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal. The acquired assets were purchased for an aggregate purchase price of approximately $1,000,000 consisting of (i) approximately $500,000 in cash and (ii) 14,369 shares of the Company’s common stock, representing an amount equal to $500,000 based on the average closing sale price of the Company’s common stock for the twenty trading days immediately preceding July 14, 2021. See Note 10 for more information regarding this transaction.

Restricted Stock Awards

During the six months ended June 30, 2021, the Company granted and issued 4,744shares of restricted common stock to one employee under the LTIP Plan. The shares are subject to certain vesting provisions and other terms and conditions set forth in the employee’s restricted stock agreement. The fair value of this award was $216,658 based on the closing price of the Company’s common stock on the grant date and is recognized as compensation expense on a straight-line basis over the vesting period of the award.

Share-based compensation expense of $623,440 was recognized in selling, general and administrative expenses during the six months ended June 30, 2021, compared to $491,069 recognized during the six months ended June 30, 2020.

At June 30, 2021, there was $1,001,684 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.8 years.

Below is a summary of restricted stock activity for the six months ended June 30, 2021:

	For the Six Months Ended
	June 30, 2021
		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	170,178	$14.20
Granted	4,744	45.67
Vested	(54,417)	15.51
Forfeited	(4,786)	13.03
Non-vested at June 30, 2021	115,719	$14.92

Stock Options

A summary of the status of outstanding stock options at June 30, 2021 and changes during the six-month period then ended is presented below:

	For the Six Months Ended
	June 30, 2021
		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	$-
Expired	-	-
Outstanding at June 30, 2021	11,500	$6.00	1.5

Exercisable at June 30, 2021	11,500	$6.00	1.5

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

The line of credit contains customary representations and warranties and requires the Company to maintain compliance with certain financial covenants, including, among others, a minimum liquidity of $1,000,000 as of December 31, 2020 and March 31, 2021, a minimum Tangible Net Worth (as defined in the Loan Agreement) of $1,000,000 and, beginning with the fiscal quarter ended June 30, 2021, a minimum Interest Coverage Ratio (as defined in the Loan Agreement) of 1.5 to 1.0. The Loan Agreement also contains customary events of default. If such an event of default occurs, Cadence would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement. The Company generally may (and must, under certain circumstances) prepay all or a portion of the principal outstanding on the revolving line of credit prior to its contractual maturity.

On February 11, 2021, the Company made an $800,000 draw on the revolving line of credit. On February 19, 2021, the Company paid down the entire balance of the revolving line of credit. As of June 30, 2021, there were no outstanding amounts owed by the Company under the Loan Agreement.

On June 29, 2021, the Company amended the revolving line of credit with Cadence to modify certain financial covenants which included changing the initial measurement period of the minimum Interest Coverage Ratio (as defined in the Loan Agreement) from June 2021 to March 2022 (the “Modification Agreement”). In connection with this change, beginning with the fiscal quarter ended June 30, 2021 through the fiscal quarter ending December 31, 2021, the required minimum Tangible Net Worth (as defined in the Loan Agreement) was raised from $1,000,000 to $10,000,000, and the required Minimum Cash Balance (as defined in the Modification Agreement) is $3,000,000. The Company was in compliance with all of these covenants as of June 30, 2021. Beginning with the fiscal quarter ending March 31, 2022, the financial covenants return to the original terms specified in the Loan Agreement.

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

In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which is convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. On June 17, 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock which increased the Company’s ownership of Precision Healing’s outstanding voting securities to29.0%. For the six months ended June 30, 2021, the Company recorded $278,904 as its share of the loss from equity method investment.

On June 3, 2021, the Company invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 28.6% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with the Company’s purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), a subsidiary of the Company, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, the Company issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of June 30, 2021.

The following summarizes the Company’s investments:

	June 30, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$1,421,096	29.04%	$-

Cost Method Investments
Direct Dermatology, Inc.	500,000	2.9%	500,000	2.9%
Precision Healing Inc.	-		600,000	12.6%
Pixalere Healthcare, Inc.	2,084,278	28.6%	-
Total Cost Method Investments	2,584,278		1,100,000

Total Investments	$4,005,374		$1,100,000

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	Three Months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment
Precision Healing Inc.	$(179,769)	$-	$(278,904)	$-

Total	$(179,769)	$-	$(278,904)	$-

NOTE 9 - RELATED PARTIES

Payables to Related Parties

The Company had outstanding payables to related parties totaling $57,507 at June 30, 2021, and 223,589 at December 31, 2020.

Manufacturing and Technical Services Agreements – Related Parties

On September 9, 2020, the Company executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products licensed from Rochal by the Company. The manufacturing agreement includes customary terms and conditions for the Company’s industry. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the six months ended June 30, 2021, the Company incurred no inventory manufacturing costs with Rochal. The Company terminated this agreement on August 12, 2021.

On September 9, 2020, the Company executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by the Company for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for the Company’s industry. For the six months ended June 30, 2021, the Company incurred $234,153 of costs for Rochal technical services. The Company terminated this agreement on August 12, 2021.

Rochal Asset Purchase

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company agreed to purchased certain assets of Rochal. The acquired assets were purchased for an aggregate purchase price of approximately $1,000,000 consisting of (i) approximately $500,000 in cash and (ii) 14,369 shares of the Company’s common stock, representing an amount equal to $500,000 based on the average closing sale price of the Company’s common stock for the twenty trading days immediately preceding July 14, 2021.

After the asset purchase, Rochal now owns 95,203 shares of the Company’s common stock. Ronald T. Nixon, the Company’s Executive Chairman, is, with respect to Rochal, a director, a significant shareholder indirectly and a majority shareholder with the exercise of certain warrants. Additionally, Ann Beal Salamone, a director of the Company, is a significant shareholder, former president and current Chair of the board of directors of Rochal. See Note 10 for more information regarding this transaction.

NOTE 10 – SUBSEQUENT EVENTS

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company agreed to purchase certain assets of Rochal, including, among others, Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assume certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. The acquired assets were purchased for an aggregate purchase price of approximately $1,000,000 consisting of (i) approximately $500,000 in cash and (ii) 14,369 shares of the Company’s common stock, representing an amount equal to $500,000 based on the average closing sale price of the Company’s common stock for the twenty trading days immediately preceding July 14, 2021. The purchase price is subject to post-closing adjustments pursuant to the terms of the asset purchase agreement, which such adjustments must be agreed to by the parties no later than seventy-five days after the effective date.

Rochal is in the business of creating, developing and commercializing technology innovations in natural and synthetic polymers, antimicrobials and biological systems. As discussed above, the Company previously entered into product license agreements with Rochal, pursuant to which the Company acquired exclusive world-wide licenses to market, sell and further develop certain antimicrobial barrier film and skin protectant products, antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain of Rochal’s patents and a debrider for human medical use to enhance skin condition or treat or relieve skin disorders. Pursuant to the asset purchase agreement, each of the foregoing licenses are being retained by Rochal and are excluded from the purchased assets. In addition, the Company previously entered into manufacturing and technical service agreements with Rochal, pursuant to which Rochal agreed to manufacture, package and label products the Company licensed from Rochal and provide certain services on technical service projects of the Company.

Pursuant to the asset purchase agreement, for the three-year period after the effective date, Rochal is entitled to receive consideration for any new product relating to the business that is directly and primarily based on an invention conceived and reduced to practice by a member or members of Rochal’s science team. For the three-year period after the effective date, Rochal is also entitled to receive an amount in cash equal to twenty-five percent of the proceeds actually received for any Grant (as defined in the asset purchase agreement) by either the Company or Rochal. In addition, the Company agreed to use commercially reasonable efforts to perform Minimum Development Efforts (as defined in the asset purchase agreement) with respect to certain products under development, which if obtained, will entitle the Company to intellectual property rights from Rochal in respect of such products.

In connection with the asset purchase agreement, the Company made employment offers to certain employees of Rochal on an “at will” basis, with the terms of such employment being consistent with the Company’s current employment agreements.

Concurrent with the asset purchase, on July 14, 2021, the Company entered into a consulting agreement with Ms. Salamone pursuant to which Ms. Salamone will provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. The consulting agreement also contains customary provisions related to, among other things, confidentiality, and termination for cause provisions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, including, without limitation, statements concerning the impact of the COVID-19 pandemic and our expectations for SG&A expense. Statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements and generally may be identified by words such as “anticipate,” “believe,” “continue,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. These statements should be viewed with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors, among others, could cause actual results to differ materially from those in the forward-looking statements:

•	unanticipated changes in the markets for the Company’s business;
•	unanticipated downturns in business relationships with customers or their purchases from us;
•	the potential effects on our businesses from natural disasters;
•	the availability of credit to customers and suppliers;
•	competitive pressures on sales and pricing;
•	unanticipated changes in the cost of inventory and other operating costs;
•	the introduction of competing products;
•	unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions;
•	new laws and governmental regulations; stock market and currency fluctuations;
•	war, civil or political unrest or terrorism;
•	the course of the COVID-19 pandemic and government responses thereto; and
•	unanticipated deterioration of economic and financial conditions in the United States and around the world.

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

In June 2020, we formed a subsidiary, United Wound and Skin Solutions LLC (“UWSS”), to hold certain investments and operations in wound and skin care virtual consult services. We anticipate that our various service offerings will allow clinicians/physicians utilizing our technologies to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based formulary to improve patient outcomes. We intend to launch our initial virtual consult service offerings in late 2021. Through a combination of our UWSS services and our Sanara products, we believe we will be able to offer patient care solutions at every step in the continuum of wound and skin care from diagnosis through healing.

Effective July 1, 2021, we acquired certain assets from Rochal, including, among others, intellectual property, four FDA 510(k) clearances, rights to license certain products and technologies currently under development, equipment and supplies. As a result of the asset purchase, our pipeline now contains product candidates for mitigation of opportunistic pathogens and biofilm, wound re-epithelialization and closure, necrotic tissue debridement and cell compatible substrates.

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

Due to recent COVID-19 resurgences and variants, the duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. We will continue to closely monitor the pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Recent Developments

February 2021 Offering

On February 12, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. as representative of several underwriters named therein (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell an aggregate of 1,100,000 shares of our common stock to the Underwriters at a price to the public of $25.00 per share, less underwriting discounts and commissions (the “Offering”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 165,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full. The Offering, including the purchase of the 165,000 additional shares of common stock, closed on February 17, 2021.

The net proceeds to us from the Offering were $28.9 million, after (i) giving effect to the Underwriter’s full exercise of its option to purchase additional shares of common stock, and (ii) deducting the underwriting discounts and commissions and offering expenses payable by us.

Pixalere Investment

On June 3, 2021, we invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 28.6% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with our purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, we issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

Rochal Asset Purchase and Consulting Agreement

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we agreed to purchase certain assets of Rochal, including, among others, Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assume certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. The acquired assets were purchased for an aggregate purchase price of approximately $1,000,000 consisting of (i) approximately $500,000 in cash and (ii) 14,369 shares of our common stock, representing an amount equal to $500,000 based on the average closing sale price of our common stock for the twenty trading days immediately preceding July 14, 2021. The purchase price is subject to post-closing adjustments pursuant to the terms of the asset purchase agreement, which such adjustments must be agreed to by the parties no later than seventy-five days after the effective date. We believe that by acquiring these assets, we will incur approximately $1.2 million to $1.5 million in additional operating expenses in the first 12 months following the acquisition, but some of this expense could be offset by future grants and outside contract revenue that may be received by us as a result of the acquisition.

Rochal is in the business of creating, developing and commercializing technology innovations in natural and synthetic polymers, antimicrobials and biological systems. Prior to the asset purchase, we previously entered into product license agreements with Rochal, pursuant to which the Company acquired exclusive world-wide licenses to market, sell and further develop certain antimicrobial barrier film and skin protectant products, antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain of Rochal’s patents and a debrider for human medical use to enhance skin condition or treat or relieve skin disorders. Pursuant to the asset purchase agreement, each of the foregoing licenses are being retained by Rochal and are excluded from the purchased assets. In addition, we previously entered into manufacturing and technical service agreements with Rochal, pursuant to which Rochal agreed to manufacture, package and label products we licensed from Rochal and provide certain services on technical service projects for us. On August 12, 2021, we terminated each of the manufacturing and technical services agreements with Rochal.

Pursuant to the asset purchase agreement, for the three-year period after the effective date, Rochal is entitled to receive consideration for any new product relating to the business that is directly and primarily based on an invention conceived and reduced to practice by a member or members of Rochal’s science team. For the three-year period after the effective date, Rochal is also entitled to receive an amount in cash equal to twenty-five percent of the proceeds actually received for any Grant (as defined in the asset purchase agreement) by either us or Rochal. In addition, we agreed to use commercially reasonable efforts to perform Minimum Development Efforts (as defined in the asset purchase agreement) with respect to certain products under development, which if obtained, will entitle us to intellectual property rights from Rochal in respect of such products.

In connection with asset purchase agreement, we made employment offers to certain employees of Rochal on an “at will” basis, with the terms of such employment being consistent with our current employment agreements.

Concurrent with the asset purchase, on July 14, 2021, we entered into a consulting agreement with Ms. Salamone pursuant to which Ms. Salamone will provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by us and is subject to renewal. The consulting agreement also contains customary provisions related to, among other things, confidentiality, and termination for cause provisions.

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

Revenue streams from product sales and royalties are summarized below for the six months ended June 30, 2021 and June 30, 2020. All revenue was generated in the United States.

	Six Months Ended
	June 30,
	2021	2020
Surgical	$10,732,431	$6,000,376
Wound Care	453,638	390,638
Royalty revenue	100,500	100,500
Total Revenue	$11,286,569	$6,491,514

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

Results of Operations

Revenues. For the three months ended June 30, 2021, we generated revenues of $6,277,133 compared to revenues of $2,967,183 for the three months ended June 30, 2020, representing a 112% increase from the prior year period. For the six months ended June 30, 2021, revenues totaled $11,286,569 compared to revenues of $6,491,514 for the six months ended June 30, 2020, representing a 74% increase from the prior year period. The higher revenues in 2021 were primarily due to increased sales of surgical wound care products as a result of our sales force expansion last year and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets. In addition, revenues in the second quarter of 2020 were negatively impacted due to the suspension of elective surgeries and restricted access to patient facilities throughout most parts of the United States as a result of the COVID-19 pandemic.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2021, was $536,405, compared to Cost of goods sold of $348,675 for the three months ended June 30, 2020. Cost of goods sold for the six months ended June 30, 2021 was $1,010,838, compared to Cost of goods sold of $678,863 for the six months ended June 30, 2020. The increase over the prior year period was primarily due to higher sales volume.

Selling, general and administrative expenses. SG&A expenses for the three months ended June 30, 2021, were $6,562,144, as compared to $3,582,511 for the three months ended June 30, 2020. SG&A expenses for the six months ended June 30, 2021, were $11,971,874 compared to SG&A expenses of $8,514,662 for the six months ended June 30, 2020. The higher SG&A expenses in 2021 were primarily due to increased payroll costs resulting from sales force expansion and operational support, and higher sales commission expense as a result of higher product sales. As part of our strategy to expand our sales reach in new and existing markets, we employed eight additional field sales managers during the first half of 2021. As of June 30, 2021, we had a total of 26 field sales managers.

Research and development expenses. R&D expenses for the three months ended June 30, 2021, were $103,981 compared to $41,516 for the three months ended June 30, 2020. R&D expenses for the six months ended June 30, 2021, were $222,193 compared to $45,903 for the six months ended June 30, 2020. The higher R&D expenses in 2021 were primarily due to the initiation of new studies and development projects for currently licensed products.

Other expense. Other expense for the three months ended June 30, 2021, was $179,769 compared to $49,817 for the three months ended June 30, 2020. Other expense for the six months ended June 30, 2021 was $279,615 compared to $94,929 for the six months ended June 30, 2020. The higher Other expense in 2021 was due to the recognition of a non-cash loss of $278,904 from our equity method investment in Precision Healing. Interest expense was $711 for the six months ended June 30, 2021, as compared to $9,455 for the six months ended June 30, 2020. The higher Interest expense in 2020 was due to interest expense associated with our unsecured promissory note under the Paycheck Protection Program, and interest on a convertible promissory note which was converted to common stock in early 2020.

Net income / loss. We had a net loss of $1,205,973 for the three months ended June 30, 2021, compared to net loss of $1,129,557 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we had a net loss of $2,389,349, compared to net loss of $2,970,569 for the six months ended June 30, 2020. The improvement in our net loss for the six months ended June 30, 2021 was primarily due to higher sales revenues in 2021 compared to the same period in 2020.

Liquidity and Capital Resources

Cash on hand at June 30, 2021 was $24,389,004, compared to $455,366 at December 31, 2020.  Historically, we have financed our operations primarily from the sale of equity securities.  In 2020, our principal sources of liquidity were cash generated from operations, availability of our bank line of credit, and cash provided by an unsecured promissory note in the principal amount of $583,000 (“the PPP Loan”) to Cadence Bank, N.A. (“Cadence”).  On February 12, 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect to use the net proceeds from the offering to expand our salesforce and for further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital and acquisitions. Based on our current plan of operations, including acquisitions, we believe our cash on hand, when combined with expected cash flows from operations and amounts available under our revolving credit facility, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

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

The line of credit contains customary representations and warranties and requires us to maintain compliance with certain financial covenants, including, among others, a minimum liquidity of $1,000,000 as of December 31, 2020 and March 31, 2021, a minimum Tangible Net Worth (as defined in the Loan Agreement) of $1,000,000 and, beginning with the fiscal quarter ending June 30, 2021, a minimum Interest Coverage Ratio (as defined in the Loan Agreement) of 1.5 to 1.0. The Loan Agreement also contains customary events of default. If such an event of default occurs, Cadence would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement. We generally may (and must, under certain circumstances) prepay all or a portion of the principal outstanding on the revolving line of credit prior to its contractual maturity. On February 11, 2021, we made an $800,000 draw on the revolving line of credit. On February 19, 2021, we paid down the entire balance of the revolving line of credit. As of June 30, 2021, no amounts were owed under the Loan Agreement.

On June 29, 2021, we amended the revolving line of credit with Cadence to modify certain financial covenants which included changing the initial measurement period of the minimum Interest Coverage Ratio (as defined in the Loan Agreement) from June 2021 to March 2022 (the “Modification Agreement”).  In connection with this change, beginning with the fiscal quarter ended June 30, 2021 through the fiscal quarter ending December 31, 2021, the required minimum Tangible Net Worth (as defined in the Loan Agreement) was raised from $1,000,000 to $10,000,000, and the required Minimum Cash Balance (as defined in the Modification Agreement) is $3,000,000. The Company was in compliance with all of these covenants as of June 30, 2021. Beginning with the fiscal quarter ending March 31, 2022, the financial covenants return to the original terms specified in the Loan Agreement.

On November 9, 2020, our subsidiary, UWSS, entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision Healing”) for an aggregate purchase price of $600,000. UWSS made additional investments of $600,000 in February 2021 and $500,000 in June 2021 for 275,000 additional shares of Series A Stock.

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

On June 3, 2021, we invested $2,084,278 for 278,587 Class A Preferred Shares (the “Shares”) of Canada based Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 28.6% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with our purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, we issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

Effective July 1, 2021, we acquired certain assets from Rochal. The acquired assets were purchased for an aggregate purchase price of approximately $1,000,000 consisting of (i) approximately $500,000 in cash and (ii) 14,369 shares of our common stock, representing an amount equal to $500,000 based on the average closing sale price of our common stock for the twenty trading days immediately preceding July 14, 2021. The purchase price is subject to post-closing adjustments pursuant to the terms of the asset purchase agreement, which such adjustments must be agreed to by the parties no later than seventy-five days after the effective date.

Cash Flow Analysis

For the six months ended June 30, 2021, net cash used in operating activities was $1,595,895 compared to $2,732,191 used in operating activities for the six months ended June 30, 2020. The lower use of cash in 2021 was primarily due to higher sales revenue.

For the six months ended June 30, 2021, net cash used in investing activities was $3,209,724 compared to $1,157,456 used in investing activities during the six months ended June 30, 2020. The increase in cash used in investing activities in 2021 was due to the purchase of 275,000 additional shares of Series A Stock of Precision Healing for $1,100,000, and the purchase of 278,587 Shares of Pixalere for $2,084,278. The cash used in investing activities in 2020 was due to a $500,000 milestone payment made to Rochal as a result of FDA clearance of BIAKŌS Antimicrobial Wound Gel and a $600,000 initial payment upon acquisition of the debrider product license agreement from Rochal.

For the six months ended June 30, 2021, net cash provided by financing activities was $28,739,257 as compared to $583,000 provided by financing activities for the six months ended June 30, 2020. The cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses.

Material Transactions with Related Parties

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX products into the wound care and surgical markets from an affiliate of Catalyst, CGI Cellerate RX, LLC (“CGI Cellerate RX”), which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2018, 2019 and 2020. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the six months ended June 30, 2021 and 2020, royalties accrued under the terms of this agreement totaled $404,220 and $210,220, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,502,240 shares of our common stock as of June 30, 2021.

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

On February 7, 2020, CGI Cellerate RX converted its $1,500,000 promissory note, including accrued interest of $111,911, into 179,101 shares of our common stock. CGI Cellerate RX also converted its 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. For more information, see Note 6 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2021, there were no related party promissory notes or accrued interest outstanding.

Manufacturing and Technical Services Agreements

On September 9, 2020, we executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products we licensed from Rochal. The manufacturing agreement includes customary terms and conditions. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the six months ended June 30, 2021, we incurred no inventory manufacturing costs with Rochal.  The Company terminated this agreement on August 12, 2021.

On September 9, 2020, we executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by us for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for our industry. For the six months ended June 30, 2021, we incurred $234,153 of costs for Rochal technical services. The Company terminated this agreement on August 12, 2021.

Ronald T. Nixon, our Executive Chairman, is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Ann Beal Salamone, a director, is a significant shareholder and current Chairman of the Board of Rochal.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by our Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the six months ended June 30, 2021 and 2020.

Investment in Equity Securities

Our investments consist of non-marketable equity securities in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We have reviewed the carrying value of our investments and have determined there was no impairment or observable price changes as of June 30, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. We recorded inventory obsolescence expense of $29,834 for the six months ended June 30, 2021 and $75,422 for the six months ended June 30, 2020. The allowance for obsolete and slow-moving inventory had a balance of $295,841 at June 30, 2021, and $276,603 at June 30, 2020. We considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of June 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and determined there was not a material impact on our estimates and assumptions used in preparing our consolidated financial statements as of and for the six months ended June 30, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1a. Risk Factors

Other than as described below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K for the year ended December 31, 2020.

Historically, we have relied heavily on third parties to file and pursue the applications necessary to gain regulatory approvals for the products we market and license. We now expect to have the capability to develop certain of our pipeline candidates in-house, and will be subject to FDA requirements as well as other regulations applicable to medical product manufacturers.

On July 14, 2021, we entered into an asset purchase agreement with Rochal Industries LLC (“Rochal”), effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, intellectual property, FDA 510(k) clearances for four medical devices, rights to license certain product candidates and technologies currently under development, equipment, and supplies. Through the asset purchase, our pipeline now contains products and product candidates intended for mitigation of opportunistic pathogens and biofilm, wound re-epithelialization and closure, necrotic tissue debridement, and cell compatible substrates. Historically, we have relied heavily on third parties to file and pursue the applications necessary to gain regulatory approvals for the products we market and license. We now expect to have the capability to develop certain of our pipeline candidates in-house, and will be subject to FDA requirements, including the FDA’s current good manufacturing practices (“cGMP”), current good tissue practices (“cGTP”), and the Quality System Regulation (“QSR”), as applicable, as well as other regulations applicable to medical product manufacturers. While we previously relied on our research and development partners to pursue regulatory approvals for the products we market and license, we will now be responsible for gaining approval of certain of our product candidates through regulatory bodies on our own. We may be unable to comply with applicable FDA, state and foreign regulatory requirements and may not be able to successfully commercialize our products on our own, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended June 30, 2021 that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report:

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008).

10.1*	Modification Agreement to Loan Agreement, dated January 15, 2021, between the Company, as Borrower, and Cadence Bank, N.A, as Lender.

10.2

Consulting Agreement, dated July 14, 2021, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

# Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sanara MedTech Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

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

SANARA MEDTECH INC.

August 16, 2021	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

