Form 10-Q
period 2021-09-30
Sanara MedTech Inc.
filed 2021-11-12
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, 7,632,044 shares of the Issuer’s $0.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended September 30, 2021

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$22,371,434	$455,366
Accounts receivable, net of allowances of $97,397 and $100,189	2,064,080	2,217,533
Accounts receivable - related party	171,440	-
Royalty receivable	49,344	49,344
Inventory, net of allowance for obsolescence of $184,870 and $276,603	1,552,350	1,148,253
Prepaid and other assets	1,020,901	611,817
Total current assets	27,229,549	4,482,313

Long-term assets
Property and equipment, net of accumulated depreciation of $252,138 and $124,691	1,581,298	678,589
Right of use assets – operating leases	469,702	467,653
Intangible assets, net of accumulated amortization of $1,095,628 and $827,108	4,835,854	3,097,666
Investment in equity securities	3,811,531	1,100,000
Total long-term assets	10,698,385	5,343,908

Total assets	$37,927,934	$9,826,221

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$321,391	$271,251
Accounts payable – related parties	132,134	223,589
Accrued royalties and expenses	598,167	502,191
Accrued bonus and commissions	2,880,461	2,417,277
Operating lease liability - current	226,138	125,587
Total current liabilities	4,158,291	3,539,895

Long-term liabilities
Operating lease liability – long term	256,718	355,797
Other long-term liabilities	90,293	90,293
Total long-term liabilities	347,011	446,090

Total liabilities	4,505,302	3,985,985

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 7,632,044 issued and outstanding as of September 30, 2021 and 6,297,008 issued and outstanding as of December 31, 2020	7,632	6,297
Additional paid-in capital	45,300,968	13,176,576
Accumulated deficit	(11,405,848)	(7,032,242)
Total Sanara MedTech shareholders’ equity	33,902,752	6,150,631
Equity attributable to noncontrolling interest	(480,120)	(310,395)
Total shareholders’ equity	33,422,632	5,840,236

Total liabilities and shareholders’ equity	$37,927,934	$9,826,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Revenue	$5,823,942	$4,306,324	$17,110,511	$10,797,838

Cost of goods sold	517,611	447,935	1,528,449	1,126,798

Gross profit	5,306,331	3,858,389	15,582,062	9,671,040

Operating expenses
Selling, general and administrative expenses	6,920,105	5,072,402	18,891,979	13,632,967
Research and development	35,674	11,022	257,867	11,022
Depreciation and amortization	204,570	81,880	395,968	209,606
Total operating expenses	7,160,349	5,165,304	19,545,814	13,853,595

Operating loss	(1,854,018)	(1,306,915)	(3,963,752)	(4,182,555)

Other income (expense)
Other income	-	100,250	-	14,776
Interest expense	-	(1,458)	(711)	(10,913)
Share of losses from equity method investment	(193,843)	-	(472,747)	-
Total other income (expense)	(193,843)	98,792	(473,458)	3,863

Net loss	(2,047,861)	(1,208,123)	(4,437,210)	(4,178,692)

Less: Net loss attributable to noncontrolling interest	(27,491)	(60,897)	(63,604)	(68,745)

Net loss attributable to Sanara MedTech common shareholders	$(2,020,370)	$(1,147,226)	$(4,373,606)	$(4,109,947)

Net loss per share of common stock, basic and diluted	$(0.27)	$(0.18)	$(0.60)	$(0.72)

Weighted average number of common shares outstanding, basic and diluted	7,518,165	6,230,648	7,279,708	5,730,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock Series F		Common Stock		Additional			Total
	$10 par value		$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income/(Deficit)	Interest	Equity
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common Stock	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-
Conversion of Promissory Note to Common Stock	-	-	179,101	179	1,611,732	-	-	1,611,911
Share-based compensation	-	-	180,100	180	393,560	-	-	393,740
Net loss	-	-	-	-		(1,836,957)	(4,055)	(1,841,012)
Balance at March 31, 2020	-	$-	6,203,832	$6,204	$11,289,339	$(4,512,759)	$(225,745)	$6,557,039
Share-based compensation	-	-	(430)	(1)	186,172	-	-	186,171
Net loss	-	-	-	-		(1,125,764)	(3,793)	(1,129,557)
Balance at June 30, 2020	-	$-	6,203,402	$6,203	$11,475,511	$(5,638,523)	$(229,538)	$5,613,653
Issuance of Common Stock for intangible asset	-	-	60,000	60	749,940	-	-	750,000
Employee stock purchase program	-	-	2,490	3	26,217	-	-	26,220
Share-based compensation	-	-	13,718	14	381,580	-	-	381,594
Net loss	-	-	-	-	-	(1,147,226)	(60,897)	(1,208,123)
Balance at September 30, 2020	-	$-	6,279,610	$6,280	$12,633,248	$(6,785,749)	$(290,435)	$5,563,344

	Preferred Stock Series F		Common Stock		Additional			Total
	$10 par value		$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income/Deficit)	Interest	Equity
Balance at December 31, 2020	-	$-	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	-	-	50,370	50	1,749,950	-	-	1,750,000
Issuance of common stock in equity offering	-	-	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	-	-	4,744	5	325,513	-	-	325,518
Distribution to noncontrolling interest member	-	-	-	-	-	-	(200,000)	(200,000)
Net loss	-	-	-	-	-	(1,181,744)	(1,632)	(1,183,376)
Balance at March 31, 2021	-	$-	7,617,122	$7,617	$44,190,031	$(8,213,986)	$(512,027)	$35,471,635
Share-based compensation	-	-	(4,786)	(5)	297,927	-	-	297,922
Capital contribution of noncontrolling interest member	-	-	-	-	-	-	93,879	93,879
Net loss	-	-	-	-		(1,171,492)	(34,481)	(1,205,973)
Balance at June 30, 2021	-	$-	7,612,336	$7,612	$44,487,958	$(9,385,478)	$(452,629)	$34,657,463
Issuance of common stock for asset acquisitions	-	-	14,369	15	584,229	-	-	584,244
Share-based compensation	-	-	5,339	5	228,781	-	-	228,786
Net loss	-	-	-	-		(2,020,370)	(27,491)	(2,047,861)
Balance at September 30, 2021	-	$-	7,632,044	$7,632	$45,300,968	$(11405848)	$(480,120)	$33,422,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(4,437,210)	$(4,178,692)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	395,968	209,606
Interest expense on convertible debt	-	8,354
Loss on disposal of asset	-	2,897
Bad debt expense	51,536	30,000
Inventory obsolescence	106,823	258,585
Share-based compensation	852,226	872,662
Noncash lease expense	118,022	87,503
Loss on equity method investment	472,747	-

Changes in operating assets and liabilities:
Accounts receivable	101,916	(536,263)
Accounts receivable - related party	(171,441)	-
Inventory	(510,920)	(299,888)
Prepaid - related parties	-	(50,970)
Prepaid and other assets	(409,084)	(320,195)
Accounts payable	50,140	(62,934)
Accounts payable - related parties	(91,454)	26,139
Accrued royalties and expenses	95,976	140,898
Accrued bonus and commissions	344,587	366,290
Accrued Interest	-	2,559
Net cash used in operating activities	(3,030,168)	(3,443,449)

Cash flows from investing activities:
Purchase of property and equipment	(30,157)	(57,456)
Purchase of intangible assets	(578,586)	(1,100,000)
Investment in equity securities	(3,184,278)	(500,000)
Net cash used in investing activities	(3,793,021)	(1,657,456)

Cash flows from financing activities:
Draw on line of credit	800,000	-
Pay off line of credit	(800,000)	-
Proceeds from PPP Loan	-	583,000
Public offering net proceeds	28,939,257	-
Common stock issued for Employee Stock Purchase Plan	-	26,220
Distribution to noncontrolling interest shareholders	(200,000)	-
Net cash provided by financing activities	28,739,257	609,220

Net increase (decrease) in cash	21,916,068	(4,491,685)
Cash, beginning of period	455,366	6,611,928
Cash, end of period	$22,371,434	$2,120,243

Cash paid during the period for:
Interest	$711	$-
Income taxes	-	-

Supplemental noncash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	-	11,368,150
Common stock issued for conversion of related party debt and interest	-	1,611,911
Common stock issued for asset acquisitions	2,334,244	750,000
License agreement as capital contribution from noncontrolling interest member	93,879	-

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

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for the Company’s surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded the Company’s ability to provide education and product training to the clinicians who use the Company’s products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first half of 2021, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased in its primary markets in Texas, Florida, and the southeastern United States.  During the third quarter of 2021, the United States experienced a surge of COVID-19 cases as the Delta variant of the virus impacted much of the country and negatively impacted the Company’s sales in Texas, the northeastern United States, and other markets.

The duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. Additionally, management believes that the majority of surgical procedures impacted by COVID-19 and its variants will ultimately be performed. The Company continues to closely monitor the pandemic in order to ensure the safety of the Company’s people and its ability to serve its customers and patients.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2020, and December 31, 2019, included in the Company’s most recent Annual Report on Form 10-K.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc., its wholly owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on the Company’s estimates and assumptions used in preparing the unaudited consolidated financial statements as of and for the nine months ended September 30, 2021. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations, as their inclusion would have been anti-dilutive during the nine months ended September 30, 2021 and 2020 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	As of September 30,
	2021	2020

Stock options	11,500	11,500
Unvested restricted stock	111,590	159,959

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the nine months ended September 30, 2021 and 2020. All revenue was generated in the United States; therefore, no geographical disaggregation was necessary.

	Nine Months Ended
	September 30,
	2021	2020
Product sales revenue	$16,959,761	$10,647,088
Royalty revenue	150,750	150,750
Total Revenue	$17,110,511	$10,797,838

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $51,536 and $30,000 during the nine months ended September 30, 2021 and 2020, respectively. The allowance for doubtful accounts was $64,899 at September 30, 2021 and $64,989 at December 31, 2020. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to ensure accounts receivable are not overstated due to customer rebates and product returns. These allowances totaled $32,498 at September 30, 2021 and $35,200 at December 31, 2020. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined its accounts receivable allowances were appropriate at September 30, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $106,823 for the nine months ended September 30, 2021 and $258,585 for the nine months ended September 30, 2020. The allowance for obsolete and slow-moving inventory had a balance of $184,870 at September 30, 2021, and $276,603 at December 31, 2020. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of September 30, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Below is a summary of property and equipment for the periods presented:

	September 30,	December 31,
	2021	2020
Computers	$102,851	$87,252
Office equipment	22,597	22,597
Furniture and fixtures	220,428	205,871
Leasehold improvements	2,030	2,030
Internal use software	1,485,530	485,530

	1,833,436	803,280
Less accumulated depreciation	(252,138)	(124,691)

Property and equipment, net	$1,581,298	$678,589

Depreciation expense related to property and equipment was $127,448 for the nine months ended September 30, 2021, and $50,593 for the nine months ended September 30, 2020.

The Company considered the impact the COVID-19 pandemic may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred as of September 30, 2021. The Company will continue to assess the COVID-19 pandemic’s impact on its business including any indicators of impairment of property and equipment.

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

The Company begins capitalization of qualifying costs when both the preliminary project stage is completed, and management has authorized further funding for the completion of the project. Costs incurred during the preliminary project stage along with post implementation stages of internal-use computer software are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized development costs are classified as “property and equipment, net” in the consolidated balance sheets and are amortized over the estimated useful life of the software, which is generally five to seven years.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the nine months ended September 30, 2021 and 2020.

Investments in Equity Securities

The Company’s equity investments consist of non-marketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of September 30, 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.  A full valuation allowance has been recognized against our net deferred tax asset.

We file various federal and state and local tax returns based on federal and state local consolidation and stand-alone tax rules as applicable.

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

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead which is comprised of lease expense and other facilities related costs. R&D expenses include costs related to enhancements to the Company’s currently available products, and additional investments in the product and platform development pipeline. The Company expenses R&D costs as incurred.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifications to Accounting for Income Taxes, which removes certain exceptions to the general principles of Topic 740 and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for annual and interim periods in fiscal years beginning December 15, 2020. The adoption of this standard by the Company effective January 1, 2021, did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets were as follows:

	September 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Product Licenses	$4,193,879	$(502,030)	$3,691,849	$3,350,000	$(264,909)	$3,085,091
Patents and Other IP	1,610,111	(532,936)	1,077,175	510,310	(510,310)	-
Software and Other	127,492	(60,662)	66,830	64,464	(51,889)	12,575

Total	$5,931,482	$(1,095,628)	$4,835,854	$3,924,774	$(827,108)	$3,097,666

In March 2021, the Company issued 20,834 shares of its common stock to Rochal Industries, LLC (“Rochal”) for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets.

As of September 30, 2021, the weighted-average amortization period for all intangible assets was 12.3 years. Amortization expense related to intangible assets was $268,520 for the nine months ended September 30, 2021 and $159,013 for the nine months ended September 30, 2020. The estimated remaining amortization expense as of September 30, 2021 is as follows:

Remainder of 2021	$112,163
2022	446,236
2023	441,156
2024	441,156
2025	441,156
Thereafter	2,953,987
Total	$4,835,854

The Company has reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of COVID-19 or any other matters have created an impairment loss on the Company’s intangible assets as of September 30, 2021. Accordingly, there was no impairment loss recognized on the Company’s intangible assets during the nine months ended September 30, 2021.

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

For the nine months ended September 30, 2021 and 2020, royalty expense accrued under the terms of this agreement totaled $756,951 and $337,639, respectively.

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

For the nine months ended September 30, 2021 and 2020, royalty expense recognized under this agreement was $82,500 and $75,000, respectively.

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

No commercial sales or royalties have been recognized under this agreement as of September 30, 2021.

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

No commercial sales or royalties have been recognized under this agreement as of September 30, 2021.

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

The Company has two active operating leases: an office space lease with a remaining lease term of 33 months and a facility lease with a remaining term of 11 months as of September 30, 2021. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as lease assets and lease liabilities.

Effective July 1, 2021, the Company assumed an office lease pursuant to the Rochal asset purchase agreement. This lease expires August 31, 2022. The base monthly rent was $8,504 through August 31, 2021, then increased to $8,808 for the remainder of the lease. As the implicit rate in the leases was not determinable, the discount rate applied to determine the present value of lease payments was the 4% borrowing rate on the Company’s line of credit as of the assumption date. The office space lease agreement contains no renewal terms; therefore, no lease liability was recorded beyond the termination date. Additionally, the Company assumed the subleasing of a portion of the office space to a subtenant at a monthly rate of $975. Sublease income is recognized on a straight-line basis over the term of the sublease agreement, whose expiration corresponds to that of the master lease agreement, and is presented as a reduction of general and administrative expense in the Company’s consolidated statements of operations. Sublease income totaled $2,925 during the fiscal year ended September 30, 2021.

In accordance with ASC Topic 842, the Company has recorded lease assets of $469,702 and a related lease liability of $482,856 as of September 30, 2021. The Company recorded amortization expense of $ 118,022 for the nine months ended September 30, 2021 for its leased assets. Cash paid for amounts included in the measurement of operating lease liabilities as of September 30, 2021 was $139,667. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

September 30, 2021
Remainder of 2021	$63,889
2022	221,793
2023	154,271
2024	77,870
2025	-
Thereafter	-

Total lease payments	517,823
Less imputed interest	(34,967)
Present Value of Lease Liabilities	$482,856

Operating lease liability – current	226,138
Operating lease liability – long term	256,718

As of September 30, 2021, the Company’s operating leases have a weighted average remaining lease term of 2.4 years and a weighted average discount rate of 5.83%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Preferred Stock

On February 7, 2020, CGI Cellerate RX, an affiliate of The Catalyst Group, Inc. (“Catalyst”), converted its entire holdings of its 30-month $1,500,000 convertible promissory note and 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. The Company issued an aggregate of 2,452,731 shares of common stock in the conversions. As of September 30, 2021, Catalyst and its affiliates controlled the voting of a total of 3,519,019 shares of the Company’s common stock, which represents 46% of the 7,632,044 shares of common stock outstanding.

Common Stock

At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long-Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 253,573 shares had been issued under the LTIP Plan and 1,746,427 were available for issuance as of September 30, 2021.

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

The net proceeds to the Company from the Offering were $28.9 million, after (i) giving effect to the Underwriters’ full exercise of its option to purchase additional shares of common stock, and (ii) deducting the underwriting discounts and commissions and offering expenses payable by the Company. Through an insured cash sweep service, the net proceeds have been deposited in accounts insured by the Federal Deposit Insurance Corporation.

Following the closing of the Offering in February of 2021, the Company made the $750,000 Post Capital Raise Payment (as defined in the BIAKŌS License Agreement) to Rochal in the form of 20,834 shares of the Company’s common stock (see Notes 3 and 4 for more information).

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244. See Note 9 for more information regarding this transaction.

Restricted Stock Awards

During the nine months ended September 30, 2021, the Company granted and issued 10,083 shares of restricted common stock to two employees under the LTIP Plan. The shares are subject to certain vesting provisions and other terms and conditions set forth in the employees’ respective restricted stock agreements. The fair value of these awards was $394,073 based on the closing prices of the Company’s common stock on the respective grant dates and is recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $852,226 was recognized in selling, general and administrative expenses during the nine months ended September 30, 2021, compared to $872,662 recognized during the nine months ended September 30, 2020.

At September 30, 2021, there was $950,313 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.7 years.

Below is a summary of restricted stock activity for the nine months ended September 30, 2021:

	For the Nine Months Ended
	September 30, 2021
		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	170,178	$14.20
Granted	10,083	39.08
Vested	(63,885)	18.12
Forfeited	(4,786)	13.03
Non-vested at September 30, 2021	111,590	$14.26

Stock Options

A summary of the status of outstanding stock options at September 30, 2021 and changes during the nine-month period then ended is presented below:

	For the Nine Months Ended
	September 30, 2021
		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2021	11,500	$6.00	1.3

Exercisable at September 30, 2021	11,500	$6.00	1.3

NOTE 7 – DEBT AND CREDIT FACILITIES

Revolving Line of Credit

In December 2018, the Company executed agreements with Cadence Bank, N.A.(“Cadence”) which provided the Company access to a revolving line of credit up to a maximum principal amount of $1,000,000. The line of credit was used to support the Company’s short-term working capital requirements. On June 21, 2019, the Company modified the revolving line of credit with Cadence to increase the maximum principal amount from $1,000,000 to $2,500,000. On October 16, 2019, the Company paid down the entire $2,200,000 balance of the revolving line of credit with cash proceeds received from a private placement of the Company’s common stock. This revolving line of credit matured on June 19, 2020.

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

On February 11, 2021, the Company made an $800,000 draw on the revolving line of credit. On February 19, 2021, the Company paid down the entire balance of the revolving line of credit. As of September 30, 2021, there were no outstanding amounts owed by the Company under the Loan Agreement.

On June 29, 2021, the Company amended the revolving line of credit with Cadence to modify certain financial covenants which included changing the initial measurement period of the minimum Interest Coverage Ratio (as defined in the Loan Agreement) from June 2021 to March 2022 (the “Modification Agreement”). In connection with this change, beginning with the fiscal quarter ended June 30, 2021, through the fiscal quarter ending December 31, 2021, the required minimum Tangible Net Worth (as defined in the Loan Agreement) was raised from $1,000,000 to $10,000,000, and the required Minimum Cash Balance (as defined in the Modification Agreement) is $3,000,000. The Company was in compliance with all of these covenants as of September 30, 2021. Beginning with the fiscal quarter ending March 31, 2022, the financial covenants return to the original terms specified in the Loan Agreement.

NOTE 8 – INVESTMENT IN EQUITY SECURITIES

The Company’s equity investments consist of non-marketable equity securities in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The Company made a $500,000 long-term investment in July 2020 to purchase certain non-marketable securities consisting of 7,142,857Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities.

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

In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which is convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. On June 17, 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock which increased the Company’s ownership of Precision Healing’s outstanding voting securities to 29.0%. For the three and nine months ended September 30, 2021, the Company recorded $193,843 and $472,747 as its share of the losses from this equity method investment.

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

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of September 30, 2021.

The following summarizes the Company’s investments:

	September 30, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$1,227,253	29.0%	$-

Cost Method Investments
Direct Dermatology, Inc.	500,000		500,000
Precision Healing Inc.	-		600,000
Pixalere Healthcare, Inc.	2,084,278		-
Total Cost Method Investments	2,584,278		1,100,000

Total Investments	$3,811,531		$1,100,000

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	Three Months ended September 30,		Nine Months Ended September 30,
Investment	2021	2020	2021	2020
Precision Healing Inc.	$(193,843)	$-	$(472,747)	$-

Total	$(193,843)	$-	$(472,747)	$-

NOTE 9 – ROCHAL ASSET ACQUISITION

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assume certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244. The total purchase price as determined by the Company is as follows:

Description	Amount
Net cash consideration	$496,100
Equity consideration (fair value)	584,244
Net liabilities assumed	3,900
Transaction costs	78,586
Total purchase consideration	$1,162,830

Prior to the transaction, the Company entered into product license agreements with Rochal, pursuant to which the Company acquired exclusive world-wide licenses to market, sell and further develop certain antimicrobial barrier film and skin protectant products, antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain of Rochal’s patents and a debrider for human medical use to enhance skin condition or treat or relieve skin disorders. Pursuant to the asset purchase agreement, each of the foregoing licenses were retained by Rochal and were excluded from the purchased assets.

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

In connection with the asset purchase agreement, the Company hired certain employees of Rochal on an “at will” basis, with the terms of such employment being consistent with the Company’s current employment agreements.

Concurrent with the asset purchase, on July 14, 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. Ms. Salamone is a director of the Company and is the current Chair of the board of directors of Rochal.

Based on guidance provided by ASC Topic 805, Business Combinations, the Company has recorded the Rochal asset purchase as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., patents, patent applications, and patent applications to be written) based on the Company’s internal valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows over the life of the respective patents and patent applications. Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the Company’s internal valuation performed, the total fair value of the net assets acquired was attributable to the intellectual property (i.e., patents) and assembled workforce. Due to the de minimis estimated fair value of furniture and equipment acquired, the Company did not allocate any amounts to such assets. The total purchase consideration was allocated based on the relative estimated fair value of such assets as follows:

Description	Amount	Percent of Total
Patents and Intellectual Property	$1,099,801	94.6%
Assembled Workforce	63,029	5.4%

Total purchase consideration	$1,162,830	100.0%

NOTE 10 - RELATED PARTIES

Payables to Related Parties

The Company had outstanding payables to related parties totaling $132,134 at September 30, 2021, and $223,589 at December 31, 2020.

Payables to Related Parties

The Company had outstanding receivables from related parties totaling $171,440 at September 30, 2021, and $0 at December 31, 2020.

Manufacturing and Technical Services Agreements – Related Parties

On September 9, 2020, the Company executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products licensed from Rochal by the Company. The manufacturing agreement includes customary terms and conditions for the Company’s industry. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the nine months ended September 30, 2021, the Company incurred no inventory manufacturing costs with Rochal. The Company terminated this agreement on August 12, 2021.

On September 9, 2020, the Company executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by the Company for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for the Company’s industry. For the nine months ended September 30, 2021, the Company incurred $234,153 of costs for Rochal technical services. The Company terminated this agreement on August 12, 2021.

Rochal Asset Purchase

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244.

After the asset purchase, Rochal owned 95,203 shares of the Company’s common stock. Ronald T. Nixon, the Company’s Executive Chairman, is, with respect to Rochal, a director, a significant shareholder indirectly and a majority shareholder with the exercise of certain warrants. Additionally, Ann Beal Salamone, a director of the Company, is a significant shareholder, former president and current Chair of the board of directors of Rochal. See Note 9 for more information regarding this transaction.

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

We currently market seven products across chronic and surgical wound care applications and have multiple products in our pipeline. We license our products from research and development partners Applied Nutritionals, LLC (“AN”) (through a sublicense with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”)) and Rochal Industries, LLC (“Rochal”) and have the right to exclusively distribute certain products under development by Cook Biotech Inc. (“Cook Biotech”). In 2021, we began marketing two biologic products for surgical applications pursuant to our marketing and distribution agreement with Cook Biotech.

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

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for our surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded our ability to provide education and product training to the clinicians who use our products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first quarter of 2021, we saw a strong rebound in product sales as restrictions on elective surgeries eased in our primary markets in Texas, Florida, and the southeastern United States.  During the third quarter of 2021, the United States experienced a surge of COVID-19 cases as the Delta variant of the virus impacted much of the country and negatively impacted our sales in Texas, the northeastern United States, and other markets.

The duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots.  Additionally, management believes that the majority of surgical procedures impacted by COVID-19 and its variants will ultimately be performed. We will continue to closely monitor the pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Recent Developments

February 2021 Offering

On February 12, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. as representative of several underwriters named therein (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell an aggregate of 1,100,000 shares of our common stock to the Underwriters at a price to the public of $25.00 per share, less underwriting discounts and commissions (the “Offering”). Pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 165,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full. The Offering, including the purchase of the 165,000 additional shares of common stock, closed on February 17, 2021.

The net proceeds to us from the Offering were $28.9 million, after (i) giving effect to the Underwriters’ full exercise of its option to purchase additional shares of common stock, and (ii) deducting the underwriting discounts and commissions and offering expenses payable by us.

Pixalere Investment

On June 3, 2021, we invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 28.6% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with our purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, we issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879 .

Rochal Asset Purchase and Consulting Agreement

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900.

Prior to the transaction, we entered into product license agreements with Rochal, pursuant to which we acquired exclusive world-wide licenses to market, sell and further develop certain antimicrobial barrier film and skin protectant products, antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain of Rochal’s patents and a debrider for human medical use to enhance skin condition or treat or relieve skin disorders. Pursuant to the Rochal asset purchase agreement, each of the foregoing licenses were retained by Rochal and were excluded from the purchased assets.

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

In connection with the asset purchase agreement, we hired certain employees of Rochal on an “at will” basis, with the terms of such employment being consistent with our current employment agreements.

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

Revenue streams from product sales and royalties are summarized below for the nine months ended September 30, 2021 and September 30, 2020. All revenue was generated in the United States.

	Nine Months Ended
	September 30,
	2021	2020
Surgical	$16,356,308	$9,977,084
Wound Care	603,453	670,004
Royalty revenue	150,750	150,750
Total Revenue	$17,110,511	$10,797,838

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

Research and development expenses (“R&D”) include costs related to enhancements to our currently available products and additional investments in our product and platform development pipeline. This includes personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of lease expense and other facilities related costs. We expense R&D costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements as well as to bring new products to market.

Other Income (Expense)

Other income (expense) is primarily comprised of gains or losses on equity method investments, interest income, interest expense and other non-operating activities.

Results of Operations

Revenues.  For the three months ended September 30, 2021, we generated revenues of $5,823,942 compared to revenues of $4,306,324 for the three months ended September 30, 2020, representing a 35% increase from the prior year period. For the nine months ended September 30, 2021, revenues totaled $17,110,511 compared to revenues of $10,797,838 for the nine months ended September 30, 2020, representing a 58% increase from the prior year period.  The higher revenues in 2021 were primarily due to increased penetration of surgical wound care products by our sales force additions last year and our continuing present strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2021, was $517,611, compared to cost of goods sold of $447,935 for the three months ended September 30, 2020. Cost of goods sold for the nine months ended September 30, 2021 was $1,528,449, compared to cost of goods sold of $1,126,798 for the nine months ended September 30, 2020. The increase over the prior year period was primarily due to higher sales volume.

Selling, general and administrative expenses. SG&A expenses for the three months ended September 30, 2021, were $6,920,105, as compared to $5,072,402 for the three months ended September 30, 2020. SG&A expenses for the nine months ended September 30, 2021, were $18,891,979 compared to SG&A expenses of $13,632,967 for the nine months ended September 30, 2020.  The higher SG&A expenses in 2021 were primarily due to increased selling costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, and the addition of the Rochal workforce effective July 1, 2021. Direct sales and marketing costs represented approximately 70% of the higher SG&A costs incurred in 2021.  As part of our strategy to expand our sales reach in new and existing markets, we employed ten additional field sales managers since September 30, 2020.  As of September 30, 2021, we had a total of 29 field sales managers.

Research and development expenses. R&D expenses for the three months ended September 30, 2021, were $35,674 compared to $11,022 for the three months ended September 30, 2020. Our third quarter 2021 R&D expenses included a $108,060 reclassification of R&D expenses to SG&A based on guidance provided by ASC Topic 730, Research and Development. R&D expenses for the nine months ended September 30, 2021, were $257,867 compared to $11,022 for the nine months ended September 30, 2020. The higher R&D expenses in 2021 were due to several development projects for our currently licensed products.

Other income (expense). Other expense for the three months ended September 30, 2021, was $193,843 compared to income of $98,792 for the three months ended September 30, 2020. Other expense for the nine months ended September 30, 2021 was $473,458 compared to income of $3,863 for the nine months ended September 30, 2020. The higher Other expense in 2021 was due to the recognition of a non-cash loss of $472,747 from our equity method investment in Precision Healing. Interest expense was $711 for the nine months ended September 30, 2021, as compared to $10,913 for the nine months ended September 30, 2020. The higher interest expense in 2020 was due to interest expense associated with our unsecured promissory note under the Paycheck Protection Program, and interest on a convertible promissory note which was converted to common stock in early 2020.

Net income (loss).  We had a net loss of $2,047,861 for the three months ended September 30, 2021, compared to net loss of $1,208,123 for the three months ended September 30, 2020. The higher net loss in the third quarter of 2021 was primarily due to higher SG&A expenses which were approximately $1.8 million higher than prior year, partially offset by higher third quarter gross profit which was $1.4 million higher than the same period in 2020.  Third quarter 2021 depreciation, amortization, and other expenses collectively were approximately $0.4 million higher compared to prior year.  For the nine months ended September 30, 2021, we had a net loss of $4,437,210, compared to net loss of $4,178,692 for the nine months ended September 30, 2020. The higher net loss for the three and nine months ended September 30, 2021 was primarily due to higher SG&A expenses, partially offset by higher revenues.  The higher SG&A expenses in 2021 were primarily driven by increased selling costs as a result of sales force expansion and higher sales commissions due to higher product sales.

Liquidity and Capital Resources

Cash on hand at September 30, 2021 was $22,371,434, compared to $455,366 at December 31, 2020. Historically, we have financed our operations primarily from the sale of equity securities. In 2020, our principal sources of liquidity were cash generated from operations, availability of our bank line of credit, and cash provided by an unsecured promissory note under the Paycheck Protection Program in the principal amount of $583,000 (the “PPP Loan”) to Cadence Bank, N.A. (“Cadence”). On February 12, 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect our future needs for cash to include expanding our salesforce, further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital and acquisitions. Based on our current plan of operations, including acquisitions, we believe our cash on hand, when combined with expected cash flows from operations and amounts available under our revolving credit facility, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

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

The line of credit contains customary representations and warranties and requires us to maintain compliance with certain financial covenants, including, among others, a minimum liquidity of $1,000,000 as of December 31, 2020 and March 31, 2021, a minimum Tangible Net Worth (as defined in the Loan Agreement) of $1,000,000 and, beginning with the fiscal quarter ending June 30, 2021, a minimum Interest Coverage Ratio (as defined in the Loan Agreement) of 1.5 to 1.0. The Loan Agreement also contains customary events of default. If such an event of default occurs, Cadence would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement. We generally may (and must, under certain circumstances) prepay all or a portion of the principal outstanding on the revolving line of credit prior to its contractual maturity. On February 11, 2021, we made an $800,000 draw on the revolving line of credit. On February 19, 2021, we paid down the entire balance of the revolving line of credit. As of September 30, 2021, no amounts were owed under the Loan Agreement.

On June 29, 2021, we amended the revolving line of credit with Cadence to modify certain financial covenants which included changing the initial measurement period of the minimum Interest Coverage Ratio (as defined in the Loan Agreement) from June 2021 to March 2022 (the “Modification Agreement”). In connection with this change, beginning with the fiscal quarter ended June 30, 2021 through the fiscal quarter ending December 31, 2021, the required minimum Tangible Net Worth (as defined in the Loan Agreement) was raised from $1,000,000 to $10,000,000, and the required Minimum Cash Balance (as defined in the Modification Agreement) is $3,000,000. The Company was in compliance with all of these covenants as of September 30, 2021. Beginning with the fiscal quarter ending March 31, 2022, the financial covenants return to the original terms specified in the Loan Agreement.

On November 9, 2020, our subsidiary, UWSS, entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision Healing”) for an aggregate purchase price of $600,000. UWSS made additional investments of $600,000 in February 2021 and $500,000 in June 2021 for 275,000 additional shares of Series A Stock.

On July 7, 2019, we executed a license agreement with Rochal whereby we acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Under the terms of the BIAKŌS License Agreement, we agreed to pay Rochal $750,000 upon the completion of a capital raise, on or before December 31, 2022, of at least $10,000,000 through the sale of our common stock or assets. At our option, the $750,000 payment may have been paid in any combination of cash and our common stock. In March 2021, we issued 20,834 shares of our common stock to Rochal as full payment of the $750,000 which became due upon the Company’s completion of a capital raise in February 2021.

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

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement.  In exchange for the acquired assets, we paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900.

Cash Flow Analysis

For the nine months ended September 30, 2021, net cash used in operating activities was $3,030,168 compared to $3,443,449 used in operating activities for the nine months ended September 30, 2020. The lower use of cash in 2021 was primarily due to cash generated from higher sales revenues.

For the nine months ended September 30, 2021, net cash used in investing activities was $3,793,021 compared to $1,657,456 used in investing activities during the nine months ended September 30, 2020. The increase in cash used in investing activities in 2021 was due to the purchase of 275,000 additional shares of Series A Stock of Precision Healing for $1,100,000, and the purchase of 278,587 Shares of Pixalere for $2,084,278. The cash used in investing activities in 2020 was due to a $500,000 milestone payment made to Rochal as a result of FDA clearance of BIAKŌS Antimicrobial Wound Gel and a $600,000 initial payment upon acquisition of the debrider product license agreement from Rochal.

For the nine months ended September 30, 2021, net cash provided by financing activities was $28,739,257 as compared to $609,220 provided by financing activities for the nine months ended September 30, 2020. The cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses.

Material Transactions with Related Parties

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX products into the wound care and surgical markets from an affiliate of Catalyst, CGI Cellerate RX, LLC (“CGI Cellerate RX”), which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2018, 2019 and 2020. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the nine months ended September 30, 2021 and 2020, royalties accrued under the terms of this agreement totaled $756,951 and $337,639, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,519,019 shares of our common stock as of September 30, 2021.

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

On February 7, 2020, CGI Cellerate RX converted its $1,500,000 promissory note, including accrued interest of $111,911, into 179,101 shares of our common stock. CGI Cellerate RX also converted its 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. For more information, see Note 6 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2021, there were no related party promissory notes or accrued interest outstanding.

Rochal Asset Purchase

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assume certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244.

After the asset purchase, Rochal owned 95,203 shares of the Company’s common stock. Ronald T. Nixon, the Company’s Executive Chairman, is, with respect to Rochal, a director, a significant shareholder indirectly and a majority shareholder with the exercise of certain warrants. Additionally, Ann Beal Salamone, a director of the Company, is a significant shareholder, former president and current Chair of the board of directors of Rochal. See Note 9 for more information regarding this transaction.

Manufacturing and Technical Services Agreements

On September 9, 2020, we executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products we licensed from Rochal. The manufacturing agreement includes customary terms and conditions. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the nine months ended September 30, 2021 and September 2020, we incurred no inventory manufacturing costs with Rochal under this agreement. The Company terminated this agreement on August 12, 2021. There were no penalties or payments due to Rochal in connection with the termination of this agreement.

On September 9, 2020, we executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by us for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for our industry. For the nine months ended September 30, 2021, we incurred $234,153 of costs for Rochal technical services, compared to $174,200 for the same period in 2020. The Company terminated this agreement on August 12, 2021. There were no penalties or payments due to Rochal in connection with the termination of this agreement.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by our Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the nine months ended September 30, 2021 and 2020.

Investment in Equity Securities

Our investments consist of non-marketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, these investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We have reviewed the carrying value of our investments and have determined there was no impairment or observable price changes as of September 30, 2021.

The Company applies the equity method of accounting to investments when it has significant influence, but not a controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in our consolidated statements of operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. We recorded inventory obsolescence expense of $106,823 for the nine months ended September 30, 2021 and $258,585 for the nine months ended September 30, 2020. The allowance for obsolete and slow-moving inventory had a balance of $184,870 at September 30, 2021, and $276,603 at December 31, 2020. We considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of September 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and determined there was not a material impact on our estimates and assumptions used in preparing our consolidated financial statements as of and for the nine months ended September 30, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2021 that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report:

Exhibit No.	Description

2.1#

Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

10.1

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

#

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sanara MedTech Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission or its staff.

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

SANARA MEDTECH INC.

November 12, 2021	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

