Form 10-K
period 2021-12-31
Sanara MedTech Inc.
filed 2022-03-31
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 based on the $36.95 closing price as of such date was approximately $113,199,429.

As of March 30, 2022, 7,813,738 shares of the Issuer’s common stock, $0.001 par value per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2022 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SANARA MEDTECH INC.

Form 10-K

For the Year Ended December 31, 2021

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “continue,” “contemplates,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the impact of the COVID-19 pandemic on our business, financial condition and results of operations;

●	shortfalls in forecasted revenue growth;

●	our ability to implement our comprehensive wound and skin care strategy through acquisitions and investments and our ability to realize the anticipated benefits of such acquisitions and investments;

●	our ability to meet our future capital requirements;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	our ability to manage product inventory in an effective and efficient manner;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability to successfully expand into wound and skin care virtual consult and other services;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules, regulations and reimbursement policies relating the labeling, marketing and sale of our products and our planned expansion into wound and skin care virtual consult and other services and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

PART I

Item 1. BUSINESS

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. Our portfolio of products, services and technologies is anticipated to allow us to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals (“LTACHs”)) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, and retail). Each of our products, services, and technologies contribute to our overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. We strive to be one of the most innovative and comprehensive providers of effective wound and skin care solutions and are continually seeking to expand our offerings for patients requiring wound and skin care treatments across the entire continuum of care in the United States.

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. We currently license our products from Applied Nutritionals, LLC (“AN”) (through a sublicense with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”)) and Rochal Industries, LLC (“Rochal”), and have the right to exclusively distribute certain products manufactured by Cook Biotech Inc. (“Cook Biotech”). We are also developing additional products in our own product pipeline.

In June 2020, we formed a subsidiary, United Wound and Skin Solutions LLC (“UWSS”, or “WounDerm”), to hold certain investments and operations in wound and skin care virtual consult services. We anticipate that these various service offerings will allow clinicians/physicians utilizing our technologies to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based formulary to improve patient outcomes. Through a combination of our WounDerm services and our Sanara products, we believe we will be able to offer patient care solutions at every step in the continuum of wound and skin care, from diagnosis through healing.

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

Market Scale

A study by a physician at the Department of Surgery for the Indiana University Health Comprehensive Wound Center found that approximately 8.2 million patients suffer from surgical and chronic wounds each year in the United States. Furthermore, according to an article published by the American College of Surgeons and Surgical Infection Society, in the United States, the annual treatment cost projections for all wounds is approximately $28 billion with the estimated annual cost of surgical site infections ranging from $3.5 billion to $10 billion. The U.S. teledermatology market alone is estimated to grow from $5 billion in 2019 to $45 billion by 2027 according to a research report by Fortune Business Insights. In addition to our surgical wound and chronic wound products, we are planning to fully launch virtual consult services through WounDerm for both virtual wound and virtual skin (dermatology) consultations.

Summary of our Product & Service Offerings and Development Programs

We are committed to developing and commercializing innovative products that address the challenges physicians face in diagnosing and treating wound and skin care ailments.

Our surgical wound care products, CellerateRX Surgical Activated Collagen (Powder and Gel) (collectively, “CellerateRX Surgical”), are used in a wide range of surgical specialties to help promote patient healing and reduce the risk of complications. The product is used in specialties including cardiothoracic, colorectal, general surgery, hand, head and neck, high-risk obstetrics and gynecology, Mohs surgery, neurosurgery, oncology, orthopedic (hip and knee, sports, spine, joint, foot and ankle, ortho trauma and ortho oncology), plastic/reconstructive, podiatric, urology, and vascular. Currently, substantially all of our revenue is derived from the sale of surgical wound care products. We anticipate that chronic wound care products and WounDerm technology-based services will become meaningful drivers of revenue in the future.

Our chronic wound care products, HYCOL Hydrolyzed Collagen (Powder and Gel) (collectively, “HYCOL”), BIAKŌS Skin and Wound Cleanser (“BIAKŌS AWC”) and BIAKŌS Skin and Wound Gel, are used across the post-acute continuum of care, including home health, hospice, physician offices, podiatrists, retail, SNFs, and wound care centers. Our chronic wound care products can be used on stage I-IV pressure ulcers, diabetic foot ulcers (“DFUs”), venous stasis, arterial, post-surgical wounds, first- and second-degree burns and donor sites. BIAKŌS AWC is also available in an irrigation bottle (BIAKŌS Antimicrobial Skin and Wound Irrigation Solution) that can be used in conjunction with negative pressure wound therapy installation and dwell (“NPWTi-d”) and other wound irrigation needs.

In addition, we expect to fully commercialize three products with Cook Biotech in 2022. The first two, FORTIFY TRG Tissue Repair Graft and FORTIFY FLOWABLE Extracellular Matrix, are currently 510(k) cleared for use in the surgical wound care segment, and VIM Amnion Matrix is categorized by the U.S. Food and Drug Administration (“FDA”) as an HCT/P, subject to regulation under Section 361 of the Public Health Service Act (“PHSA”) (for which no premarket approval or clearance is required).

In addition, we have a robust pipeline of products under development for the chronic wound care, surgical wound care, and virtual consult markets. We believe our pipeline efforts will deepen our comprehensive portfolio of offerings as well as allow us to address additional clinical applications. Wound care products in our pipeline include an antimicrobial skin protectant, a debrider product that leverages the body’s own enzymes and moisture, next generation CellerateRX and HYCOL, and a sterile BIAKŌS product for use in surgical settings.

The WounDerm technology-based services include an electronic medical record (“EMR”) software platform for both wound and skin conditions, skin and wound virtual consult services (through Direct Dermatology Inc. (“DirectDerm”) and MGroup Integrated Physician Services, P.A. (“MGroup”)), and diagnostic products and services for chronic wounds (through Precision Healing Inc. (“Precision Healing”)). Once WounDerm’s service offerings are fully integrated, we expect to be able to provide wound treatment solutions for patients across the entire acute and post-acute continuum of care.

Strategy

●	Drive additional market penetration as well as geographic expansion for our products. We intend to leverage our comprehensive product and technology-based services portfolio and relationships with key constituents to deepen our presence in the surgical and chronic wound and skin care markets. We believe the breadth and flexibility of the products we offer allow us to address a wide variety of wound types and sizes and offer significant new opportunities for sales growth. In addition, we believe that as we continue to offer new products and technology-based services, our salesforce’s ability to reach additional customers in new and existing geographic regions while penetrating further in existing customer accounts will be enhanced.

●	Expand into new markets for our products and services. In 2020 and 2021, we made significant investments in virtual consult technologies and services. The COVID-19 pandemic has dramatically increased demand for these services with expanded reimbursements and patients being more comfortable seeing their care provider virtually. We believe that the virtual consult technologies and services that we will offer, when combined with our innovative and highly efficacious products, will offer a differentiated comprehensive wound and skin care solution for patients and care givers.

●	Launch new innovative products. We are internally developing, and actively working with third-party research and development partners to develop additional proprietary products for the surgical and chronic wound and skin care markets. We expect these products and services to deepen our portfolio of technologies to treat chronic wounds as well as improve surgical site outcomes. We are focused on offering additional products and services that are more efficacious than competing products and services and provide a stronger value proposition (lower total cost to heal and less time to heal, leading to reduced costs to the healthcare system).

●	Capture patients throughout the entire continuum of care. We intend to continue expanding our platform to aid in treating wound and skin care patients as they progress through the healing process in all care settings. As discussed above, in June 2020, we formed a subsidiary, UWSS, to hold certain investments in technologies and operations in wound and skin care virtual consult services. We believe our service offerings will allow us to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based healing formularies to improve outcomes in the future. We anticipate that this data will also enable us to participate in the creation of new standards of care that promote patient compliance and enable direct dialogue between patients, clinicians and payors, resulting in greater satisfaction for patients, their caregivers, clinicians and payors.

●	Seek and establish partnerships and product, technology, and/or services acquisitions. We plan to continue to seek and establish partnerships in the United States and internationally to provide innovative products, services, and technologies. We believe that partnerships will be a key driver of our growth in the future. We also intend to selectively pursue acquisitions of businesses and technologies that complement our existing strategy and footprint.

Competitive Strengths

●	Comprehensive solution for improved wound care outcomes. We are dedicated to offering a comprehensive portfolio of products and services to improve wound care treatment outcomes. We are currently developing the capability to provide telehealth services for the diagnosis and treatment of wound and skin care patients. During the fourth quarter of 2021, we conducted a pilot program with a large home health agency. The pilot program realized positive results and will expand to include the service offering to six more agencies in the first quarter of 2022. Our product offerings are able to disinfect wounds and accelerate the body’s healing process for acute and chronic wounds and allow clinicians to provide a consistent plan of care for a patient from diagnosis through treatment.

●	Wound care products for all care settings. Our wound care product portfolio allows clinicians to personalize solutions to meet the needs of individual wound care patients in all care settings including acute (hospitals and LTACHs) and post-acute (wound care clinics, physician offices, SNFs, home health, hospice, and retail).

●	Innovative pipeline and proven clinical performance. We have a robust pipeline of surgical and chronic wound and skin care products that we expect to market in the near term. We believe the efficacy of our offerings, will be proven via statistically significant collected and analyzed clinical and health economic outcomes data, resulting in expanded adoption of our products at a lower overall cost to payors.

●	Attractive markets for acute and chronic wound care. We believe the acute and chronic wound care markets will continue to see accelerated growth given favorable global tailwinds that include an aging population, increasing costs of health care, recognition of difficult-to-treat infection threats such as biofilms, and the increasing prevalence of diabetes and obesity. We believe there will be growing adoption of our products due to their clinical efficacy and cost effectiveness for all key constituents compared to traditional wound care products.

●	Proven executive leadership team with a long-term track record of value creation. We are led by a dedicated and seasoned management team with significant industry experience who have successfully executed our strategic implementation to date by launching new products and technologies through investment in new areas of growth. We believe our management has the vision and experience to implement our future growth strategy.

Market Opportunities for our Products and Technology-Based Services

In October 2019, Centers for Medicare & Medicaid Services’ (“CMS”) reimbursement methodology for home health agencies and SNFs (Patient Driven Group Model and Patient Driven Payment Model, respectively) created unique opportunities to provide efficacious wound healing inside of those sites of care in unprecedented fashion. With those payment models now focused on a patient’s characteristics (including number of wounds and skin conditions) rather than the volume of services provided, greater remuneration is provided to home health agencies and SNFs for the treatment of wound care patients. As a result, the incentive to transfer patients with both acute and chronic wounds to more burdensome and costly care settings, such as inpatient or outpatient wound-care centers, has been discouraged or, in some cases, eliminated. This shift in vertical economics provides us with a unique opportunity, in adjunctive fashion with home health agencies and SNFs, to deliver highly technical and comprehensive wound care where this most vulnerable patient population resides thus achieving CMS’s desired results: better patient outcomes at a lower total cost of care.

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

Sanara Products

We market, develop and distribute wound and skin care products and services to physicians, hospitals, clinics, and post-acute care settings. Our products are primarily sold in the U.S. surgical tissue repair and advanced wound care markets. We are actively seeking to expand within our six focus areas of wound and skin care for the surgical, acute, and post-acute markets: (1) debridement, (2) biofilm removal, (3) hydrolyzed collagen, (4) advanced biologics, (5) negative pressure wound therapy products and (6) the oxygen delivery system segment of the wound and skin care market.

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

In a retrospective study published by SciMed Central in November 2021, a retrospective review was conducted of 154 patients who underwent spinal surgery using CellerateRX® Surgical powder. A total of three (representing 1.9%) high-risk patients developed postoperative wound complications (SSI or dehiscence). All complications resolved with local wound care and oral antibiotics; no hospital readmissions were required. This low incidence of surgical complications further supports the use of type 1 hydrolyzed collagen as an effective wound therapy agent in spinal surgery.

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

BIAKŌS AWC is an FDA 510(k) cleared, patented product that laboratory tests show effectively disrupts extracellular polymeric substances to eradicate mature biofilm microbes. BIAKŌS AWC is indicated for the mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, DFUs, post-surgical wounds, first and second-degree burns as well as grafted and donor sites. BIAKŌS AWC is effective in killing free-floating microbes, immature, and mature bacterial biofilms and fungal biofilms within the product. In addition, safety studies demonstrated that BIAKŌS AWC is biocompatible and supports the wound healing process. Initial sales of BIAKŌS AWC occurred in July 2019.

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

BIAKŌS AWC and BIAKŌS Antimicrobial Wound Gel are effective against planktonic microbes as well as immature and mature biofilms within the product. When used together, the cleanser can be used initially to clean a wound and disrupt biofilms (removing 99% in 10 minutes). The gel can then be applied and remains in the wound for up to 72 hours helping to continue disrupting biofilm microbes. In a study conducted in 2020, BIAKŌS Antimicrobial Wound Gel, in combination with BIAKŌS AWC, was compared to a number of wound cleansers to treat chronic wounds such as pressure, diabetic, and venous ulcers in the inflammatory phase of wound healing. The BIAKŌS system reduced the biofilm burden by 7.5 logs (>99.99% reduction) by the 24-hour time point and eradicated it by the 48-hour time point while the remaining commercial controls reduced the Methicillin-resistant Staphylococcus aureus (“MRSA”) biofilms by less than 1 log.

FORTIFY TRG Tissue Repair Graft is a freeze-dried, multi-layer small intestinal submucosa (SIS) extracellular matrix (ECM) sheet. The graft is used for implantation to reinforce soft tissue, has a thin profile, is available in multiple sizes, and can be cut to size to accommodate the patient’s anatomy. FORTIFY TRG Tissue Repair Graft is provided sterile and can be hydrated with autologous blood fluid. It is an FDA 510(k) cleared product and terminally sterilized. First sales of this product occurred in the fourth quarter of 2021.

FORTIFY FLOWABLE Extracellular Matrix is an advanced wound care device that presents the SIS ECM technology in a way that can fill irregular wound shapes and depths. FORTIFY FLOWABLE Extracellular Matrix is indicated for the management of wounds including: partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. FORTIFY FLOWABLE Extracellular Matrix is provided sterile and is intended for one-time use. It is a 510(k) cleared product. We began selling this product in early 2022.

VIM Amnion Matrix is a single layer sheet of amnion tissue that is minimally processed to decellularize the material while maintaining the structure and components of the extracellular matrix environment. All tissues are collected from consenting donors, tested for infectious diseases, and determined eligible for transplantation by a licensed Medical Director. It is provided in multiple sizes and terminally sterilized. The VIM Amnion Matrix is intended for homologous use as a wound covering or barrier in surgical, orthopedic, ophthalmic, and wound applications. It is air-dried for off-the-shelf room temperature storage with no product preparation. The graft is supplied sterile and is intended for one-time use in a single patient. We expect to begin selling the VIM product in 2022.

Beginning in early 2022, we began co-promoting the following products with Scendia Biologics, LLC: (i) TEXAGEN Amniotic Membrane Allograft, a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured if needed, (ii) BiFORM Bioactive Moldable Matrix, an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, (iii) AMPLIFY Verified Inductive Bone Matrix, a 100% human allograft bone with conformable handling properties, and (iv) ALLOCYTE Advanced Cellular Bone Matrix, a human allograft cellular bone matrix (CBM) containing bone-derived progenitor cells and conformable bone fibers.

Sanara Technology-Based Services

We are currently developing the capability to offer various services addressing chronic wound and skin care through our subsidiary WounDerm, which has exclusive affiliations with three companies, which include DirectDerm, MGroup, and Precision Healing.

We anticipate that our various service offerings will allow us to collect large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based treatments to improve outcomes in the future. We believe our planned service offerings through WounDerm are complemented by our existing product portfolio to complete the comprehensive wound strategy.

WounDerm plans to offer the following services:

●	EMR software platform for both wound and skin conditions

In 2020, we made a minority investment in Woundyne Medical, LLC (“Woundyne”) to fund further development of Woundyne’s imagery and data sharing platform designed to meet our specified virtual environment. In January 2021, we acquired the remaining interest of Woundyne. In June 2021, we invested in Canada-based Pixalere Healthcare, Inc. (“Pixalere”). In connection with this investment, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. Pixalere developed a software system that combines the documentation functionality of wound care and dermatology EMRs with a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)-secure online mobile application platform for provider and caregiver collaboration and the ability to perform virtual consultations via telemedicine. The software includes a complete wound and skin care specialty specific collaboration platform that allows for interoperability with client facing EMRs, reduce the burden of duplicate documentation, and improve the accuracy of assessments and treatment plans. We expect to have the EMR platform commercially available in mid-2022. Additionally, the collaboration platform is expected to integrate with the Precision Healing diagnostic imaging technology to gather images and clinical information. We anticipate that the proprietary software will provide for the correction of inaccurate initial measurements performed by caregivers, as well as adjustments for light and photo quality. We plan to have the Precision Healing technology integration complete and commercially available within our EMR platform in 2023.

●	Virtual consultation services for both wound and skin care conditions

DirectDerm is a telemedicine company based in Palo Alto, California and has an exclusive network of dermatologists licensed across 32 states who have trained and/or teach at top U.S. medical institutions, and whose service is covered by many of the major health plans in the United States. WounDerm is working to integrate the DirectDerm platform into its collaboration platform to provide virtual consultations through DirectDerm’s network of board-certified dermatologists to patients in all of WounDerm’s healthcare markets.

MGroup is a physician-owned and physician-led multispecialty wound care group focused on utilizing telehealth and associated technologies to build high-quality, cost-effective care delivery systems. MGroup currently holds active medical licenses in all 50 states. Our affiliation with MGroup will provide us with the ability to offer wound care telehealth services.

During the fourth quarter of 2021, we conducted a pilot program with a large home health agency. The pilot program realized positive results and will expand to include the service offering to six more agencies in the first quarter of 2022.

●	Diagnostic products and services for chronic wounds

The Precision Healing product platform is a diagnostic imaging and smart pad for assessing a patient’s wound and skin conditions. This comprehensive skin and wound assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. Precision Healing was formed by executives and imaging specialists at Lumicell Corporation as well as experienced wound care scientists and physicians. Precision Healing expects to have its imaging device and smart pad commercially available in 2023 and is currently being integrated into the WounDerm EMR.

Sales and Marketing

As of December 31, 2021, we employed thirty regional sales managers (“RSMs”). Our RSMs are recruited based on their previous industry experience and professional performance and are required to have a minimum of three years of experience successfully selling into similar markets. We constantly evaluate new markets and sales opportunities to add to our sales teams as warranted.

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

A key component of our sales and marketing efforts involves working with physicians and clinicians to champion our products in their facilities. We work closely with surgeons and health system stakeholders to demonstrate the efficacy and beneficial impact of our surgical products and successfully navigate the hospital value analysis committee, (more commonly known as the “VAC”), approval process, allowing our products to be sold in those facilities. Similarly, we work with clinicians to demonstrate the efficacy of our wound care products in their respective care settings. If our sales and marketing efforts are successful, the clinicians then advocate for the use of our products when medically necessary.

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

Reimbursement, Clinical Validation, and Clinical Utility

We do not promote our products based on their reimbursement status, however we are mindful of the benefits of a favorable reimbursement coverage status to increase patient access and support our research and development efforts to supply the highest efficacy solutions.

Three of our chronic wound care products (BIAKŌS Antimicrobial Skin and Wound Gel, HYCOL Hydrolyzed Collagen Powder, and HYCOL Hydrolyzed Collagen Gel) have HCPCS A codes and are eligible for reimbursement through Medicare Part B. There is currently no reimbursement for BIAKŌS AWC, BIAKŌS Antimicrobial Skin and Wound Irrigation Solution, or CellerateRX Surgical.

We anticipate that our WounDerm services, once launched, will provide a wealth of patient data to help us measure our products’ effectiveness on improving patient outcomes while simultaneously reducing healthcare costs. We believe our reimbursement strategy, including establishing the clinical validation, clinical utility and health economics of our products, will allow us to drive improved reimbursement coverage for our products and technologies.

Competition

The wound care market is served by several large, multi-product line companies as well as a number of small companies. Our products compete with primary dressings, advanced wound care products, collagen matrices and other biopharmaceutical products. Manufacturers and distributors of competitive products include Smith & Nephew plc, Medline Industries, Inc., ConvaTec Group plc, Mölnlycke Health Care AB, 3M Company, Integra LifeSciences Holdings Corporation (which acquired ACell Inc. on January 20, 2021) and numerous others. Many of our competitors are significantly larger than we are and have greater financial and personnel resources. We believe, however, that our products outperform our competitors’ currently available equivalent products for the specific application in which they are intended by providing improved efficacy, better outcomes, and reduced cost of patient care.

WounDerm plans to offer a comprehensive wound care and dermatology strategy to expand cost-effective, high quality wound and skin care to all patients throughout the care setting continuum. Although novel in its comprehensive offerings and solutions, there are existing competitors for each of the verticals in which WounDerm plans to offer services and solutions.

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

The public health emergency caused by the COVID-19 pandemic has led to the widespread adoption of telemedicine for all health care clinical specialties, including wound care and dermatology. As such, any clinical wound care or dermatology physician and/or provider group that has incorporated telemedicine into their practice could be considered competitive. However, the majority of these groups are local or regional and do not incorporate the comprehensive national care delivery platform that WounDerm expects to offer. Examples of large wound care specialty practices include Vohra Physician Group, Healogics Specialty Physicians and WoundTech.

Licensing Agreements

We in-license the rights to market, sell, and distribute our current products from third parties.

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

Future commitments under the terms of the BIAKŌS License Agreement include:

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalty payments had been made under ABF License Agreement as of December 31, 2021.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties had been recognized under the Debrider License Agreement as of December 31, 2021.

Cook Biotech Marketing and Distribution Agreement

On December 17, 2020, we entered into a marketing and distribution agreement with Cook Biotech whereby we were appointed as the exclusive distributor in the United States of three Cook advanced biologic products. The first two products, FORTIFY TRG Tissue Repair Graft and FORTIFY FLOWABLE Extracellular Matrix, are for use in the surgical wound care segment, and VIM Amnion Matrix is for use in the chronic wound care and surgical wound care segments. We expect to fully commercialize these products in 2022.

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

In addition, we have entered into agreements to market and distribute products regulated by FDA under Section 361 of the PHSA (42 U.S.C. § 264) and 21 C.F.R. Part 1271. These products include: (i) VIM Amnion Matrix, a tissue based product for use in the chronic wound care and surgical wound care segments, (ii) TEXAGEN Amniotic Membrane Allograft, a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured if needed, (iii) AMPLIFY Verified Inductive Bone Matrix, a 100% human allograft bone with conformable handling properties, and (iv) ALLOCYTE Advanced Cellular Bone Matrix, a human allograft cellular bone matrix (CBM) containing bone-derived progenitor cells and conformable bone fibers.

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

Thus far, all of the medical devices that we currently market and distribute have been cleared through 510(k) premarket notifications filed by our third-party research and development partners, who are the manufacturers of such devices. We also are continuing to work through the development process for a number of products in our pipeline. Our debrider product, as well a novel dressing that delivers oxygen to the wound bed and a sterile BIAKŌS product, are currently under development, and we are in discussions concerning the best path for seeking clearance and approval for these products. We are also exploring new indications of use and improved formulas for a next generation CellerateRX and a next generation HYCOL.

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

Telemedicine Standards, and Related Laws and Guidelines

We have entered into a management agreement with MGroup, which is a physician-owned multispecialty wound care group with active medical licenses in all 50 states. Through this partnership, we expect to make available coordinated telemedicine services on our platform. In connection with this arrangement, we expect to administer non-clinical services to support the delivery of telemedicine services, including billing, scheduling and a wide range of other administrative and support services, and will be paid a pre-determined, fair market value amount for those services. We have also entered into a professional services agreement with and made a minority investment in DirectDerm, a dermatology telemedicine company based in California, which has an exclusive network of dermatologists licensed across 32 states.

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

Employees

As of December 31, 2021, we had a staff of 63 full-time employees and 5 contractors.

Corporate Information

We were incorporated in Texas on December 14, 2001. Our principal executive offices are located at 1200 Summit Ave, Suite 414, Fort Worth, Texas 76102, telephone number (817) 529-2300. Our website address is www.sanaramedtech.com. Information accessed through our website is not incorporated into this annual report and is not a part of this annual report.

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

●	We have had a history of losses, which may continue as we expand our selling efforts.

●	The COVID-19 pandemic in the United States has and may continue to negatively impact our business, financial condition and results of operations.

●	Our revenue growth for a particular period is difficult to predict, and a shortfall in forecast revenues may harm our operating results.

●	Our current comprehensive wound and skin care strategy involves growth through acquisitions and investments, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

●	If we cannot meet our future capital requirements, our business will suffer.

●	Failure to retain and recruit key personnel would harm our ability to meet key objectives.

●	Failure to manage our growth strategy could harm our business.

●	We operate in highly competitive markets and face competition from large, well-established medical device manufacturers and telehealth providers as well as new market entrants, and if we are unable to compete within our markets or our products and services do not gain market acceptance, our operating results and financial condition could suffer.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	We rely heavily on our research and development partners to design, manufacture and supply the products we have licensed for marketing. If we or one of our partners fails to perform adequately or fulfill our needs, we may be required to incur significant costs. We also may face significant delays in our product introductions and commercialization.

●	Certain of our product candidates are still under development, and there can be no assurance of successful commercialization of any of these product candidates.

●	Our future success will largely depend on our ability to maintain and further grow clinical acceptance and adoption of our products, and we may be unable to adequately educate healthcare practitioners on the use and benefits of our products.

●	Competitors could invent products superior to ours and cause our products and technologies to become obsolete.

●	Disruption of, or changes in, our distribution model or customer base could harm our sales and margins.

●	If we are unable to manage product inventory in an effective manner, our profitability could be impaired.

●	Failure of any third-party assessments to demonstrate desired outcomes in proposed endpoints may result in adverse regulatory actions, reduce physician usage or adoption of our products, or reduce the price, coverage and/or reimbursement for our products, which could have a negative impact on our business performance.

●	We may have exposure to product liability claims.

●	Interruptions in the supply of our products or inventory loss may adversely affect our business, results of operations and financial condition.

●	Our planned expansion into wound and skin care virtual consult and other services will require entrance into several markets in which we have little or no experience and is dependent on our relationships with affiliated professional entities to provide physician services.

●	Recent and frequent state legislative and regulatory changes specific to telemedicine may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions.

●	If we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively.

●	CellerateRX Surgical no longer has patent protection. Accordingly, CellerateRX Surgical may be subject to competition from the sale of substantially equivalent products that could adversely affect our business and operations.

●	We are heavily dependent on technologies and products we have licensed from third parties, and we may need to license technologies and products in the future, and if we fail to obtain licenses we need, or fail to comply with our payment obligations in the agreements under which we in-license intellectual property and other rights from third parties, we could lose our ability to develop and commercialize our products.

●	We may be found to infringe on intellectual property rights of others.

●	Our business is affected by numerous regulations relating to the development, manufacture, distribution, labeling, marketing and sale of our products.

●	We are subject to various governmental regulations relating to the labeling, marketing and sale of our products.

●	Delays in or changes to the FDA clearance and approval processes or ongoing regulatory requirements could make it more difficult for us to obtain FDA clearance or approval of new products or comply with ongoing requirements.

●	Changes in reimbursement policies and regulations by governmental or other third-party payors may have an adverse impact on the use of our products.

●	We heavily rely on our research and development partners to comply with applicable laws and regulations relating to product classification and when and what types of FDA marketing authorizations are needed to lawfully commercialize a new or updated medical product in the United States.

●	We and our employees and contractors are subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, including false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	We and our or our research and development partners’ use and disclosure of personally identifiable information is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, business, financial condition and results of operations.

●	If we fail to comply with extensive healthcare laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

●	Our officers, employees, independent contractors, principal investigators and commercial partners may engage in activities that are improper under other laws and regulations, which would create liability for us.

●	We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the United States.

●	Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, litigation and negative publicity that could materially adversely affect our reputation, business, results of operations and financial condition.

●	It is possible that we will require additional capital to meet our financial obligations and support business growth.

Risks Related to How We Operate Our Business

The COVID-19 pandemic in the United States has and may continue to negatively impact our business, financial condition and results of operations.

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for our surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded our ability to provide education and product training to the clinicians who use our products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first half of 2021, we saw a strong rebound in product sales as restrictions on elective surgeries eased in its primary markets in Texas, Florida, and the southeastern United States. During the second half of 2021, the United States experienced a surge of COVID-19 cases as the Delta and Omicron variants of the virus impacted much of the country and negatively impacted our sales in Texas, the northeastern United States, and other markets.

The duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. Additionally, management believes that the majority of surgical procedures impacted by COVID-19 and its variants will ultimately be performed. We continue to closely monitor the pandemic in order to ensure the safety of the Company’s people and its ability to serve its customers and patients.

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

Our ability to successfully implement our business plan and develop, market and sell our surgical, wound and skin care products and services requires an effective plan for managing our future growth. We plan to increase the scope of our operations at a rapid rate. Future expansion efforts will be expensive and may strain our internal operating resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our operating results and financial condition.

We operate in highly competitive markets and face competition from large, well-established medical device manufacturers and telehealth providers as well as new market entrants, and if we are unable to compete within our markets or our products and services do not gain market acceptance, our operating results and financial condition could suffer.

Competition from other medical device companies is significant and we could be significantly affected by new product introductions and other activities of market participants. We compete with other companies in acquiring rights to products or technologies from third-party developers. Although our products have performed well in customer evaluations, we are a relatively unknown brand in a market dominated by companies with extensive product lines and large customer bases. We may not, even with more efficacious products, be able to secure contracts and achieve significant growth with large national accounts.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax laws. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act (the “Jobs Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), NOLs arising in taxable years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2021, not all states have conformed to the Jobs Act and CARES Act.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code (“Section 382”) and applicable treasury regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss (“NOL”) carry forward at December 31, 2021 was approximately $20.7 million, of which, approximately $5.1 million, generated in 2017 and prior, will expire between 2022 and 2037. Under the Jobs Act, the NOL of approximately $15.6 million during the years 2018 through 2021, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382, which could result in NOLs expiring unused.

Risks Related to Our Products and our Product Pipeline

We rely heavily on our research and development partners to design, manufacture and supply the products we have licensed for marketing. If we or one of our partners fails to perform adequately or fulfill our needs, we may be required to incur significant costs. We may also face significant delays in our product introductions and commercialization.

On July 14, 2021, we entered into an asset purchase agreement with Rochal Industries LLC (“Rochal”), effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, intellectual property, FDA 510(k) clearances for four medical devices (Bioshield Silicone Film, Antimicrobial Wound Cleanser, No Sting Skin Protectant, and Antimicrobial Barrier Film), rights to license certain product candidates and technologies currently under development, equipment, and supplies. Through the asset purchase, our pipeline now contains products and product candidates intended for mitigation of opportunistic pathogens and biofilm, wound re-epithelialization and closure, necrotic tissue debridement, and cell compatible substrates. In addition, we have hired all Rochal employees. While we expect to have the capability to develop certain of our pipeline in-house, we rely heavily on our research and development partners, from whom we license most of the products we currently commercialize, to design, manufacture and supply such products

We and our research and development partners responsible for manufacturing our products and their contract manufacturers are obliged to operate in accordance with FDA’s current good manufacturing practices (“cGMP”), current good tissue practices (“cGTP”), and the Quality System Regulation (“QSR”), as applicable, as well as other regulations applicable to medical product manufacturers. The manufacture of regulated medical products in compliance with cGMP, cGTP, and the QSR, as applicable, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including product stability and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced regulatory requirements, other federal and state regulatory requirements and foreign regulations. If we or our research and development partners or their contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to commercialize our products would be jeopardized. Any delay or interruption in the supply of products could have a material adverse effect on our business.

We and the manufacturers of certain of our products may be unable to comply with applicable FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of regulated products. We have little control over the manufacturers’ compliance with these regulations and standards. Our failure or a failure of any of our current or future research and development partners or their contract manufacturers to establish and follow cGMP, cCTP, and the QSR, as applicable, and to document their adherence to such practices may lead to significant delays in obtaining marketing authorization of future products or the ultimate launch of products. Failure by us or our current or future partners or manufacturers to comply with applicable regulations could also result in sanctions being imposed on us or our partners, including fines, injunctions, civil penalties, failure of the government to grant marketing authorization, delays, suspension or withdrawal of authorization, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to the manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our products. Any of these factors could cause a delay of commercialization of our products, entail higher costs or impair our reputation.

Certain of our product candidates are still under development, and there can be no assurance of successful commercialization of any of these product candidates.

Our pipeline contains products and product candidates for mitigation of opportunistic pathogens and biofilm, wound re-epithelialization and closure, necrotic tissue debridement, and cell compatible substrates. We may also decide to develop other product candidates. Certain of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate this data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to product discovery may not be effective or may not result in the development of any product. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new product candidate may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the product may:

●	be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

●	fail to receive regulatory approval on a timely basis or at all;

●	be difficult to manufacture on a large scale;

●	not be economically viable;

●	not be prescribed by doctors or accepted by patients;

●	fail to receive a sufficient level of reimbursement from government, insurers or other third-party payors; or

●	infringe on intellectual property rights of any other party.

If our delivery platform technologies or product development efforts fail to generate product candidates that lead to the successful development and commercialization of products, or if the product candidates we have (or may in the future) acquired are not approved or cleared for commercialization in the United States or, otherwise, experience adverse regulatory action, our business and financial condition will be materially adversely affected.

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

Our collaborators regularly conduct clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If a clinical study conducted by us or our collaborators fails to demonstrate statistically significant results supporting performance, use benefits or compelling health economic outcomes from using our products, physicians may elect not to use our products as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our products may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our products. Also, if serious adverse events are reported during the conduct of a study, it could affect continuation of the study, product marketing authorization by regulatory authorities and product adoption by healthcare professionals or could cause regulatory authorities to impose other restrictions on the product or require additional warning or precaution statements to appear on the product labeling. If we or our collaborators are unable to develop a body of statistically significant evidence from our clinical studies, whether due to adverse results or the inability to complete properly designed studies, public and private payors could refuse to cover our products, limit the manner in which they cover our products, or reduce the price they are willing to pay or reimburse for our products.

We may have exposure to product liability claims.

Although we have contractual indemnity from the manufacturers of our current products for certain liability claims related to their production, we could face a product liability claim outside of the scope of the contractual indemnities, or liability claims related to products we manufacture or may manufacture in the future. We do not have, and do not anticipate obtaining, contractual indemnification from parties supplying raw materials or parties marketing the products we sell. In any event, indemnification from the manufacturers of our products or from any other party is limited by the terms of the indemnity and by the creditworthiness of the indemnifying party. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer as result of a product liability claim, which could have a material adverse effect on our business.

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

Our planned expansion into wound and skin care virtual consult and other services subjects us to risks associated with the use of new and novel technologies, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to timely or successfully launch our service offerings. The success of these operations depends upon our ability to commercialize our service offerings, and our failure to do so could negatively affect our ability to generate revenue from these activities.

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

Risks Related to Regulations

Our business is affected by numerous regulations relating to the development, manufacture, distribution, labeling, marketing and sale of our products.

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

We are subject to various governmental regulations relating to the labeling, marketing and sale of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under regulations promulgated by the FDA, the Federal Trade Commission, and similar U.S. and foreign regulations governing product labeling and advertising, distribution, sale and marketing of our products.

Medical devices and biological products may only be marketed or promoted for the uses and indications set forth in the approved or cleared product labeling. A number of enforcement actions have been taken against companies that promoted products for “off-label” uses (i.e., uses that are not described in the approved or cleared labeling), including actions alleging that claims submitted to government healthcare programs for reimbursement of products that were promoted for “off-label” uses are fraudulent in violation of the Federal False Claims Act or other federal and state statutes and that the submission of those claims was caused by off-label promotion. The failure to comply with prohibitions on “off-label” promotion can result in significant monetary penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

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

We heavily rely on our research and development partners to comply with applicable laws and regulations relating to product classification and what types of FDA marketing authorizations are needed to lawfully commercialize a new or updated medical product in the United States.

We heavily rely on our research and development partners, from whom we license most of the products we currently commercialize, to determine the appropriate classification for each such product and to comply with applicable regulations related to obtaining the proper marketing authorization. With respect to each medical device product we license, our respective research and development partner designs the product and determines whether the device should be classified as a Class I, II, or III device and the appropriate FDA marketing authorization pathway to pursue (i.e., 510(k), PMA or de novo classification). In addition, we rely on our research and development partners to determine whether specific legal or regulatory definitions or exemptions apply to particular medical products, which individually may be subject to FDA oversight as a device, drug, biologic or human cellular or tissue-based product. The FDA has broad regulatory authority to interpret and enforce the laws and regulations that govern medical products in commercial distribution, and any adverse determination by the FDA relating to one of our licensed products could require significant cost and effort to comply.

For example, our research and development partner, Cook Biotech, from whom we have the right to exclusively distribute three biologic products for surgical and wound care applications, has determined that one such product, VIM Amnion Matrix, is intended for homologous use as a wound covering or barrier. It is possible that the FDA, after evaluating the product, promotional claims, and other information pertinent to the FDA’s determination of the product’s intended use, may not agree with Cook Biotech’s conclusion that the VIM Amnion Matrix product is intended for homologous use, which would change the legal framework under which the product is regulated and may require Cook Biotech and us to incur substantial costs and expend significant effort to bring the product into compliance with applicable regulations. Such action by the FDA may also require us to cease marketing operations relating to the VIM Amnion Matrix product until the appropriate corrections are complete.

Similarly, some of the devices that we market under a license (or that we have acquired or have, otherwise, obtained commercialization rights in the United States) have been updated or modified since their initial 510(k) clearance. Depending on the nature of the updates or modifications made to a 510(k)-cleared device, the FDA may require the submission (and clearance) of a new 510(k). More specifically, any modification that could significantly affect the cleared device’s safety or effectiveness, or that would constitute a significant change in its intended use, will require a new 510(k) clearance. The FDA requires device manufacturers to make the initial determination as to whether a proposed modification to a cleared device requires a new 510(k) submission, but the FDA can review any such decision not to submit a new 510(k) (if it becomes aware of the modifications during an inspection or otherwise) and may disagree with the manufacturer’s determination that the given modification(s) did not require new clearance. If the FDA finds that a manufacturer has improperly marketed a modified device (for which the FDA has determined that a new 510(k) is required) under the original device’s 510(k), the FDA may mandate that the manufacturer cease marketing and/or recall the modified device until the requisite clearance is obtained, in addition to one or more other enforcement actions. FDA may disagree with our partners’ decisions not to submit new 510(k) notifications for those of our 510(k)-cleared devices that have been updated or modified since their initial clearance, in which case, we may be subject to a wide range of FDA enforcement actions, including, but not limited to, warning letters, fines, and other penalties, and our business will be adversely affected, as we would likely be required to cease commercialization (and, possibly, conduct a recall) of the modified product(s) at-issue and may incur additional expenses in connection with the preparation and submission of a new 510(k).

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

We and our research and development partners’ use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, business, financial condition and results of operations.

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

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. Furthermore, we cannot predict what actions the Biden administration will implement in connection with the Healthcare Reform Law. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we currently, or intend to, commercialize in the U.S. or that reduce medical procedure volumes could adversely affect our operations and/or future business plans.

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

In the future, we may issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. For instance, certain of the product license agreements we have entered into with third parties require us to make payments to such third parties upon the occurrence of certain events. Pursuant to these product license agreements, we may choose to make such payments in shares of our common stock. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing shareholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

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

As of March 30, 2022, our directors controlled through their affiliates more than 50% of our outstanding common stock. As a result, our directors and their affiliates could have the ability to exert substantial influence over all matters requiring approval by our shareholders, including (i) the election and removal of directors, (ii) any proposed merger, consolidation, or sale of all or substantially all of our assets as well as other corporate transactions and (iii) any amendment to our Certificate of Formation, as amended (the “Certificate of Formation”). This concentration of control could be disadvantageous to other shareholders having different interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors sometimes perceive disadvantages in owning stock in companies with controlling shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any buildings or other real property. We have two material operating leases for office space. Our leased office space in Fort Worth, Texas consists of 5,877 square feet of rentable space located in Summit Office Park, a twin-building, mid-rise, 242,000 square foot office park located on the perimeter of the Fort Worth central business district. The lease has a remaining lease term of thirty months as of December 31, 2021. The monthly base rental payments for our Fort Worth office lease are as follows:

From	Through	Monthly Base Rental
July 1, 2021	June 30, 2022	$12,489
July 1, 2022	June 30, 2023	$12,734
July 1, 2023	June 30, 2024	$12,978

Our leased office space in San Antonio, Texas consists of 7,289 square feet of rentable space located in a 14,500 square foot office park in an industrial district in San Antonio, Texas. This lease expires August 31, 2022. The base monthly rent was $8,504 through August 31, 2021, then increased to $8,808 for the remainder of the lease. The Company intends to renew this lease in mid-2022.

As of December 31, 2021, our operating leases have a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 5.9%.

We periodically enter into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. In accordance with the transition guidance of Accounting Standards Codification (“ASC”) Topic No. 842, such arrangements are included in our balance sheet as of January 1, 2020.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the trading symbol “SMTI.” The closing price of our common stock as reported by Nasdaq on March 29, 2022 was $27.78.

Record Holders

As of March 30, 2022, there were 238 shareholders of record and there were 7,813,738 shares of common stock issued and outstanding. The number of shareholders of record does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2021 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about future revenues, operating results, plans and expectations. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I, “Item 1A. Risk Factors.” Also, please read the “Cautionary Statement Regarding Forward-Looking Statements” set forth at the beginning of this Annual Report on Form 10-K.

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

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. We license our products from Applied Nutritionals, LLC (“AN”) (through a sublicense with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”)) and Rochal Industries, LLC (“Rochal”) and have the right to exclusively distribute certain products manufactured by Cook Biotech Inc. (“Cook Biotech”).

In June 2020, we formed a subsidiary, United Wound and Skin Solutions LLC (“UWSS”, or “WounDerm”), to hold certain investments and operations in wound and skin care virtual consult services. We anticipate that our various service offerings will allow clinicians/physicians utilizing our technologies to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based formulary to improve patient outcomes. Through a combination of our WounDerm services and our Sanara products, we believe we will be able to offer patient care solutions at every step in the continuum of wound and skin care from diagnosis through healing.

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

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for our surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded our ability to provide education and product training to the clinicians who use our products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first quarter of 2021, we saw a strong rebound in product sales as restrictions on elective surgeries eased in our primary markets in Texas, Florida, and the southeastern United States. During the second half of 2021, the United States experienced a surge of COVID-19 cases as the Delta and Omicron variants of the virus impacted much of the country and negatively impacted our sales in Texas, the northeastern United States, and other markets.

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

The vast majority of our product sales revenue is derived from sales of CellerateRX surgical powder. Revenue streams from product sales and royalties are summarized below for the years ended December 31, 2021 and 2020. All revenue was generated in the United States.

	Year Ended December 31,
	2021	2020
Product sales revenue	$23,942,919	$15,385,976
Royalty revenue	201,000	201,000
Total Revenue	$24,143,919	$15,586,976

We recognize royalty revenue from a development and licensing agreement with BioStructures, LLC. We record revenue each calendar quarter as earned per the terms of the agreement, which stipulates that we will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing our patented resorbable bone hemostasis. The minimum annual royalty due to us is $201,000 per year throughout the life of the patent, which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

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

Research and development expenses (“R&D”) include costs related to enhancements to our currently available products and additional investments in our product and platform development pipelines. This includes personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of lease expense and other facilities-related costs. We expense R&D costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements as well as to bring new products to market.

Other Income (Expense)

Other income (expense) is primarily comprised of gains or losses on equity method investments, interest income, interest expense and other non-operating activities. Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations

Revenues. For the year ended December 31, 2021, we generated revenues of $24,143,919 compared to revenues of $15,586,976 for the year ended December 31, 2020, a 55% increase from the prior year. The higher revenues in 2021 were due to increased sales of surgical wound care products as we continued the execution of our strategy to expand our sales force and independent distribution network in both new and existing U.S. markets. As discussed above under “—Impact of the COVID-19 Pandemic,” our sales have been adversely impacted in 2020 and 2021 as a result of the COVID-19 pandemic, and the duration and future impact of the pandemic remain uncertain.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2021 was $2,311,221, compared to costs of goods sold of $1,616,625 for the year ended December 31, 2020. The increase over the prior year was primarily due to higher sales volume. Gross margins were approximately 90% for both years ended December 31, 2021 and 2020.

Selling, general and administrative expenses (“SG&A”). SG&A expenses for the year ended December 31, 2021 were $28,053,176, compared to SG&A expenses of $18,673,404 for the year ended December 31, 2020. The higher SG&A expenses in 2021 were primarily due to increased selling costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, higher non-cash equity compensation costs, higher payroll costs related to the mid-year addition of the Rochal workforce, and higher costs associated with the launch of our WounDerm technology platform. In addition, costs related to travel and in-person promotional activities increased in 2021 compared to 2020 as many in-person activities were cancelled or postponed in 2020 as a result of the COVID-19 pandemic. As part of our continued strategy to expand our sales reach in new and existing markets, we employed eleven additional field sales managers since December 31, 2020. As of December 31, 2021, we had a total of 30 field sales managers.

Research and development expenses. R&D expenses for the year ended December 31, 2021 were $558,704 compared to $40,190 for the year ended December 31, 2020. The higher R&D expenses in 2021 were due to costs associated with several development projects for our currently licensed products and technologies.

Depreciation and amortization expense. Depreciation and amortization expense for the period ended December 31, 2021 was $596,975 compared to $291,370 for the year ended December 31, 2020. The higher depreciation and amortization expense in 2021 was due to the amortization of internal use software placed into service in 2021, and due to additional amortization related to the patents acquired from Rochal.

Other expense. Other expense for the year ended December 31, 2021 was $617,638 compared to other income of $589,468 for the year ended December 31, 2020. The higher expense in 2021 was due to the recognition of a non-cash loss of $616,927 from our equity method investment in Precision Healing Inc. (“Precision Healing”). Interest expense was $711 for the year ended December 31, 2021, as compared to $11,528 for the year ended December 31, 2020. The higher interest expense in 2020 was due to interest expense associated with our unsecured promissory note under the Paycheck Protection Program (described in further detail below), and interest on a convertible promissory note which was converted to common stock in early 2020.

Net income / loss. For the year ended December 31, 2021, we had a net loss of $7,993,795, compared to net loss of $4,445,145 for the year ended December 31, 2020. The higher net loss in 2021 was due to increased SG&A costs described above, higher R&D expenses, and the recognition of losses on our equity method investment.

Liquidity and Capital Resources

Cash on hand at December 31, 2021 was $18,652,841, compared to $455,366 at December 31, 2020. Historically, we have financed our operations primarily from the sale of equity securities. In 2020, our principal sources of liquidity were cash generated from operations, availability of our bank line of credit, and cash provided by an unsecured promissory note under the Paycheck Protection Program in the principal amount of $583,000 (the “PPP Loan”) to Cadence Bank, N.A. (“Cadence”). All principal and interest under the PPP Loan were forgiven in 2020. On February 12, 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock (including 165,000 shares of common stock issued pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock) at a public offering price of $25.00 per share, resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect our future needs for cash to include expanding our salesforce, further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital and acquisitions. Based on our current plan of operations, including potential acquisitions, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months. However, our ability to generate sufficient cash flows from operations or fund any potential future acquisitions or other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

On January 15, 2021, we entered into a new loan agreement with Cadence (the “Loan Agreement”), providing for a $2.5 million revolving line of credit. Pursuant to the terms of the Loan Agreement, the revolving line of credit was set to mature on January 13, 2023 and was secured by substantially all of our assets.

On February 11, 2021, we made an $800,000 draw on the revolving line of credit. On February 19, 2021, we paid down the entire balance of the revolving line of credit. Effective March 25, 2022, we terminated Loan Agreement and released Cadence from any obligation to make advances under the Loan Agreement. No amounts of principal, interest or other fees and expenses were owed by the Company as of the termination date. There is no assurance that we will enter into an additional loan agreement with Cadence or with another bank on similar terms, or at all.

On November 9, 2020, we entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing for an aggregate purchase price of $600,000. In 2021, we made additional purchases of Series A Stock as follows: $600,000 in February, $500,000 in June, $500,000 in October, and $600,000 in December of 2021.

On July 7, 2019, we executed a license agreement with Rochal whereby we acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Under the terms of the BIAKŌS License Agreement, we agreed to pay Rochal $750,000 upon the completion of a capital raise, on or before December 31, 2022, of at least $10,000,000 through the sale of our common stock or assets. In March 2021, we issued 20,834 shares of our common stock to Rochal as full payment of the $750,000, which became due upon the completion of our capital raise in February 2021.

On June 3, 2021, we invested $2,084,278 for 278,587 Class A Preferred Shares (the “Shares”) of Canada based Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 28.6% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with our purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, we issued Pixalere a 27.3% equity ownership interest in Pixalere USA.

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of common stock.

On July 17, 2020, we purchased Series B-2 Preferred Shares of Direct Dermatology Inc. for $500,000. We made additional investments in the Series B-2 Preferred Shares in the amounts of $125,000 in November 2021 and $125,000 in December of 2021.

For the year ended December 31, 2021, net cash used in operating activities was $4,814,526 compared to $4,034,518 used in operating activities for the year ended December 31, 2020. The higher use of cash in 2021 was primarily due to higher operating expenses related to sales force expansion, research and development, and the launch of our WounDerm technology platform.

For the year ended December 31, 2021, net cash used in investing activities was $5,284,731 compared to $2,744,374 used in investing activities during the year ended December 31, 2020. The cash used in investing activities during 2021 included $496,100 for the Rochal asset acquisition, and our investments in non-marketable equity securities including $2.2 million for Precision Healing Inc. Series A-2 Preferred Shares, $2.0 million for Pixalere Healthcare Inc. Class A Preferred Shares, and $250,000 for DirectDerm Series B-2 Preferred Shares.

For the year ended December 31, 2021, net cash provided by financing activities was $28,296,732 as compared to $622,330 provided by financing activities for the year ended December 31, 2020. The higher cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before underwriting discounts, commissions and other offering expenses.

Material Transactions with Related Parties

CellerateRx Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX products into the wound care and surgical markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from AN. Sales of CellerateRX comprise the vast majority of our sales. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual net sales of CellerateRX consisting of 3% of all collected net sales each year up to $12,000,000, 4% of all collected net sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected net sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the years ended December 31, 2021 and 2020, royalty expense recognized under the terms of this agreement totaled $856,755 and $479,809, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,519,019 shares, or 46%, of our common stock as of December 31, 2021.

Convertible Notes Payable

In connection with the Cellerate Acquisition, we issued a 30-month convertible promissory note to CGI Cellerate RX, an affiliate of Catalyst, in the principal amount of $1,500,000, bearing interest at 5% per annum, compounded quarterly. Interest on the promissory note was payable quarterly but could have been deferred at our election to the maturity of the promissory note. Outstanding principal and interest were convertible at CGI Cellerate RX’s option into shares of our common stock at a conversion price of $9.00 per share.

On February 7, 2020, CGI Cellerate RX converted its $1,500,000 promissory note, including accrued interest of $111,911, into 179,101 shares of our common stock.

Payables

We had outstanding payables to related parties totaling $155,817 at December 31, 2021, and $223,589 at December 31, 2020.

Receivables

We had outstanding receivables to a related party totaling $79,787 at December 31, 2021, and $0 at December 31, 2020.

Product License Agreements

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

Manufacturing and Technical Services Agreements

On September 9, 2020, we executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products we licensed from Rochal. The manufacturing agreement includes customary terms and conditions. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the year ended December 31, 2021, we incurred no inventory manufacturing costs with Rochal. The Company terminated this agreement on August 12, 2021.

On September 9, 2020, we executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by us for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for our industry. For the year ended December 31, 2021, we incurred $337,746 of costs for Rochal technical services. The Company terminated this agreement on August 12, 2021.

Ronald T. Nixon, our Executive Chairman, is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Ann Beal Salamone, a director, is a significant shareholder, the former president and current Chairman of the Board of Rochal.

Rochal Asset Acquisition

As noted above, on July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of common stock.

Consulting Agreement

Concurrent with the Rochal asset purchase, on July 14, 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. Ms. Salamone is a director of the Company and is the current Chair of the board of directors of Rochal.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We have identified certain significant accounting policies and estimates which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements, as summarized below.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by our Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the years ended December 31, 2021 and 2020.

Investment in Equity Securities

Our equity investments consist of non-marketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

We apply the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Our proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in our consolidated statements of operations. Our equity method investments are adjusted each period for our share of the investee’s income or loss and dividend paid, if any. We classify distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows.

We have reviewed the carrying value of our investments and have determined there was no impairment or observable price changes as of December 31, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. We recorded inventory obsolescence expense of $251,826 for the year ended December 31, 2021 and $318,076 for the year ended December 31, 2020. The allowance for obsolete and slow-moving inventory had a balance of $333,850 at December 31, 2021, and $276,603 at December 31, 2020. We considered the impact of COVID-19 on its recorded value of inventory and determined no additional adjustment was necessary as of December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and determined there was not a material impact on our estimates and assumptions used in preparing our consolidated financial statements as of and for the years ended December 31, 2021 and 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Income Taxes

We account for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires us to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss (“NOL”) carry forward at December 31, 2020 was approximately $20.7 million, of which, approximately $5.1 million generated in 2017 and prior, will expire between 2022 and 2037. Under the Tax Cuts and Jobs Act, the NOL generated during the years 2018 through 2021 of approximately $15.6 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused.

The components of the deferred income tax assets and liabilities consisted of the following:

	2021	2020
Deferred tax assets
Net operating loss carry forwards	$4,352,201	2,827,835
Inventory reserves	70,221	58,087
Bad debt and other reserves	561,944	562,248
Accrued expenses	35,579	16,817
Other temporary differences	1,134	630
Total deferred tax assets	5,021,079	3,465,617
Deferred tax liabilities
Depreciation and amortization	(17,001)	(32,657)
Valuation allowance	(5,004,078)	(3,432,960)
Net deferred tax asset	$-	$-

A 100% valuation allowance has been provided for all deferred tax assets, as our ability to generate sufficient taxable income in the future is uncertain.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANARA MEDTECH INC.

AND SUBSIDIARIES

Index to Consolidated Financial

Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sanara MedTech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sanara MedTech Inc. and subsidiaries (collectively, the Company) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Rochal Assets – Refer to Note 3 to the financial statements

Critical Accounting Matter Description

The Company entered into an asset purchase agreement with Rochal Industries, LLC, a related party, to acquire certain assets during the year ended December 31, 2021. Management has recorded this transaction as an asset acquisition due to its determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. Management has determined the estimated fair value of acquired intangible assets for purposes of making this determination.

We identified the determination of the relative fair values of the acquired intangible assets as a critical audit matter because of the subjective process when developing the estimated fair values. This in turn led to significant auditor judgment and subjectivity in performing procedures relating to the valuation of acquired intangible assets and significant audit effort was necessary in evaluating the significant assumptions relating to the estimates, including the timing and amounts of future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimated fair values included the following, among others:

●	We obtained an understanding of the design and implementation of management’s controls over the acquisition of Rochal assets.

●	We obtained and evaluated the relevant asset purchase agreements to evaluate the completeness of the identified assets.

●	With the assistance of our internal fair value specialists, we evaluated the appropriateness of the methodologies applied in determining the fair values of the acquired intangible assets, and the reasonableness of the significant inputs and assumptions used by management. This testing included inquiries with management, consideration of positive and negative evidence impacting management’s forecasts, and evaluation of relevant market and industry factors.

●	We evaluated management’s determination of similar assets that were acquired and management’s conclusion that the acquired assets did not meet the definition of a business.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2021

Austin, Texas

March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sanara MedTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sanara MedTech Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2014.

Houston, Texas

March 30, 2021

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$18,652,841	$455,366
Accounts receivable, net of allowances of $99,278 and $100,189	2,861,014	2,217,533
Accounts receivable - related party	79,787	-
Royalty receivable	49,344	49,344
Inventory, net of allowance for obsolescence of $333,850 and $276,603	2,048,191	1,148,253
Prepaid and other assets	917,318	611,817
Total current assets	24,608,495	4,482,313

Long-term assets
Property and equipment, net of accumulated depreciation of $342,574 and $124,691	1,629,845	678,589
Right of use assets – operating leases	412,770	467,653
Intangible assets, net of accumulated amortization of $1,203,512 and $827,108	4,727,970	3,097,666
Investment in equity securities	5,017,351	1,100,000
Total long-term assets	11,787,936	5,343,908

Total assets	$36,396,431	$9,826,221

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$438,154	$271,251
Accounts payable – related parties	155,817	223,589
Accrued royalties and expenses	706,196	502,191
Accrued bonus and commissions	4,518,817	2,417,277
Operating lease liability - current	203,292	125,587
Total current liabilities	6,022,276	3,539,895

Long-term liabilities
Operating lease liability – long term	222,151	355,797
Other long-term liabilities	-	90,293
Total long-term liabilities	222,151	446,090

Total liabilities	6,244,427	3,985,985

Commitments and contingencies (Note 6)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 7,676,662 issued and outstanding as of December 31, 2021 and 6,297,008 issued and outstanding as of December 31, 2020	7,677	6,297
Additional paid-in capital	45,867,768	13,176,576
Accumulated deficit	(15,235,044)	(7,032,242)
Total Sanara MedTech shareholders’ equity	30,640,401	6,150,631
Equity (deficit) attributable to noncontrolling interest	(488,397)	(310,395)
Total shareholders’ equity	30,152,004	5,840,236

Total liabilities and shareholders’ equity	$36,396,431	$9,826,221

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Net Revenue	$24,143,919	$15,586,976

Cost of goods sold	2,311,221	1,616,625

Gross profit	21,832,698	13,970,351

Operating expenses
Selling, general and administrative expenses	28,053,176	18,673,404
Research and development	558,704	40,190
Depreciation and amortization	596,975	291,370
Total operating expenses	29,208,855	19,004,964

Operating loss	(7,376,157)	(5,034,613)

Other income / (expense)
Other income	-	14,822
Interest expense	(711)	(11,528)
Share of losses from equity method investment	(616,927)	-
Debt forgiveness	-	586,174
Total other income / (expense)	(617,638)	589,468

Net loss	(7,993,795)	(4,445,145)

Less: Net loss attributable to noncontrolling interest	(71,881)	(88,705)

Net loss attributable to Sanara MedTech common shareholders	$(7,921,914)	$(4,356,440)

Net loss per share of common stock, basic and diluted	$(1.08)	$(0.76)

Weighted average number of common shares outstanding, basic and diluted	7,341,580	5,734,537

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock Series F		Common Stock		Additional			Total
	$10 par value		$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Deficit)	Interest	Equity
Balance at December 31, 2019	1,136,815	$11,368,150	3,571,001	$3,571	$(2,081,829)	$(2,675,802)	$(221,690)	$6,392,400
Conversion of Preferred Shares to Common Stock	(1,136,815)	(11,368,150)	2,273,630	2,274	11,365,876	-	-	-
Conversion of Promissory Note to Common Stock	-	-	179,101	179	1,611,732	-	-	1,611,911
Issuance of Common Stock for intangible asset	-	-	60,000	60	749,940	-	-	750,000
Employee stock purchase program			3,735	4	39,326			39,330
Share-based compensation	-	-	209,541	209	1,491,531	-	-	1,491,740
Net loss	-	-	-	-	-	(4,356,440)	(88,705)	(4,445,145)
Balance at December 31, 2020	-	$-	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	-	-	64,739	65	2,334,179	-	-	2,334,244
Issuance of common stock in equity offering	-	-	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	-	-	59,933	60	1,580,648	-	-	1,580,708
Net settlement and retirement of equity-based awards	-	-	(10,018)	(10)	(161,627)	(280,888)	-	(442,525)
Distribution to noncontrolling interest member	-	-	-	-	-	-	(200,000)	(200,000)
Capital contribution of noncontrolling interest member	-	-	-	-	-	-	93,879	93,879
Net loss	-	-	-	-	-	(7,921,914)	(71,881)	(7,993,795)
Balance at December 31, 2021	-	$-	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(7,993,795)	$(4,445,145)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	596,975	291,370
Interest expense on convertible debt	-	8,354
Interest expense on PPP loan	-	3,174
Loss on disposal of asset	41	2,897
Bad debt expense	51,536	30,000
Inventory obsolescence	251,826	318,076
Share-based compensation	2,668,892	1,402,897
Noncash lease expense	174,955	117,598
Loss on equity method investment	616,927	-
Debt forgiveness, including interest	-	(586,174)

Changes in operating assets and liabilities:
Accounts receivable	(695,018)	(961,462)
Accounts receivable - related party	(79,787)	-
Inventory	(1,151,764)	(719,810)
Prepaid and other assets	(305,501)	(449,915)
Accounts payable	166,903	(66,253)
Accounts payable - related parties	(67,772)	154,921
Accrued royalties and expenses	204,005	(25,870)
Accrued bonus and commissions	747,051	890,824
Net cash used in operating activities	(4,814,526)	(4,034,518)

Cash flows from investing activities:
Purchase of property and equipment	(171,867)	(544,374)
Purchase of intangible assets	(578,586)	(1,100,000)
Investment in equity securities	(4,534,278)	(1,100,000)
Net cash used in investing activities	(5,284,731)	(2,744,374)

Cash flows from financing activities:
Draw on line of credit	800,000	-
Pay off line of credit	(800,000)	-
Proceeds from PPP Loan	-	583,000
Public offering net proceeds	28,939,257	-
Net settlement of equity-based awards	(442,525)	-
Common stock issued for Employee Stock Purchase Plan	-	39,330
Distribution to noncontrolling interest member	(200,000)	-
Net cash provided by financing activities	28,296,732	622,330

Net increase (decrease) in cash	18,197,475	(6,156,562)
Cash, beginning of period	455,366	6,611,928
Cash, end of period	$18,652,841	$455,366

Cash paid during the period for:
Interest	$711	$-
Income taxes	-	-

Supplemental noncash investing and financing activities:
Common stock issued for conversion of Series F Preferred Stock	-	11,368,150
Common stock issued for conversion of related party debt and interest	-	1,611,911
Common stock issued for asset acquisitions	2,334,244	750,000
License agreement as capital contribution from noncontrolling interest member	93,879	-

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (“we”, “our”, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. The Company’s portfolio of products and services allows the Company to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, and retail). Each of the Company’s products, services, and technologies contributes to its overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective wound and skin care products and technologies and are continually seeking to expand our offerings for patients requiring wound and skin care treatments across the entire continuum of care in the United States.

Impact of the COVID-19 Pandemic

Beginning in March 2020, many states issued orders suspending elective surgeries in order to free-up hospital resources to treat COVID-19 patients. This resulted in a reduction in demand for the Company’s surgical products beginning in the second half of March 2020. Additionally, most states limited access to SNFs to only resident caregivers, which impeded the Company’s ability to provide education and product training to the clinicians who use its products in these facilities. These restrictions resulted in an overall decline in sales for the second quarter of 2020. During the second half of 2020 and the first quarter of 2021, the Company saw a strong rebound in product sales as restrictions on elective surgeries eased in its primary markets in Texas, Florida, and the southeastern United States. During the second half of 2021, the United States experienced a surge of COVID-19 cases as the Delta and Omicron variants of the virus impacted much of the country and negatively impacted the Company’s sales in Texas, the northeastern United States, and other markets.

The duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. Additionally, management believes that the majority of surgical procedures impacted by COVID-19 and its variants will ultimately be performed. The Company will continue to closely monitor the pandemic in order to ensure the safety of its people and its ability to serve its customers and patients.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sanara MedTech Inc., its wholly owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on its estimates and assumptions used in preparing its consolidated financial statements as of and for the year ended December 31, 2021. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All convertible instruments were excluded from the current and prior period calculations as their inclusion would have been anti-dilutive during the years ended December 31, 2021 and 2020 due to the Company’s net loss.

The calculation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Numerator for basic and diluted net loss per share:
Net loss attributable to Sanara MedTech common shareholders	$(7,921,914)	$(4,356,440)
Denominator for basic and diluted net loss per share:
Weighted average shares used to compute diluted net loss per share	7,341,580	5,734,537

Basic and diluted net loss per share attributable to common shareholders	$(1.08)	$(0.76)

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 as such shares would have had an anti-dilutive effect:

	As of December 31,
	2021	2020

Stock options	11,500	11,500
Unvested restricted stock	161,450	170,178

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the years ended December 31, 2021 and 2020. All revenue was generated in the United States; therefore, no geographical disaggregation was necessary.

	For the Year Ended
	December 31,
	2021	2020
Product sales revenue	$23,942,919	$15,385,976
Royalty revenue	201,000	201,000
Total Revenue	$24,143,919	$15,586,976

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

Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $51,536 and $30,000 in 2021 and 2020, respectively. The allowance for doubtful accounts at December 31, 2021 was $64,899 and $64,989 at December 31, 2020. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to ensure accounts receivable are not overstated due to customer rebates and product returns. These allowances totaled $34,379 at December 31, 2021 and $35,200 at December 31, 2020. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company considered the impact of COVID-19 in its analysis of receivables and determined its accounts receivable allowances were appropriate at December 31, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $251,826 in 2021 and $318,076 in 2020. The allowance for obsolete and slow-moving inventory had a balance of $333,850 at December 31, 2021, and $276,603 at December 31, 2020. The Company considered the impact of COVID-19 on its recorded value of inventory and determined no adjustment was necessary as of December 31, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Below is a summary of property and equipment for the periods presented:

	December 31,	December 31,
	2021	2020
Computers	$104,568	$87,252
Office equipment	21,731	22,597
Furniture and fixtures	221,565	205,871
Leasehold improvements	2,030	2,030
Internal use software	1,622,525	485,530
	1,972,419	803,280
Less accumulated depreciation	(342,574)	(124,691)

Property and equipment, net	$1,629,845	$678,589

Depreciation expense related to property and equipment was $220,571 for the year ended December 31, 2021, and $67,842 for the year ended December 31, 2020.

The Company considered the impact the COVID-19 pandemic may have had on the carrying value of its property and equipment and determined that no impairment loss had occurred as of December 31, 2021. The Company will continue to assess the COVID-19 pandemic’s impact on its business including any indicators of impairment of property and equipment.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the years ended December 31, 2021 and 2020.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the consolidated statements of operations. The Company’s equity method investments are adjusted each quarter for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of December 31, 2021.

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

Share-based Compensation

The Company accounts for stock-based compensation to employees and nonemployees in accordance with Accounting Standards Update (“ASU”) 2018-07 Topic 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period (if any). The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for common stock issuances including restricted stock grants.

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

Recently Adopted Accounting Pronouncements

There were no new material accounting standards adopted in 2021 fiscal year.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no new material accounting standards issued in fiscal 2021 that impacted the Company.

NOTE 3 – ROCHAL ASSET ACQUISITION

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assume certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244. The total purchase price as determined by the Company is as follows:

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

Description	Amount	Percent of Total
Patents and Intellectual Property	$1,099,801	94.6%
Assembled Workforce	63,029	5.4%

Total purchase consideration	$1,162,830	100.0%

NOTE 4 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets were as follows:

	December 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Product Licenses	$4,193,879	$(586,541)	$3,607,338	$3,350,000	$(264,909)	$3,085,091
Patents and Other IP	1,610,111	(551,285)	1,058,826	510,310	(510,310)	-
Software and Other	127,492	(65,686)	61,806	64,464	(51,889)	12,575

Total	$5,931,482	$(1,203,512)	$4,727,970	$3,924,774	$(827,108)	$3,097,666

In March 2021, the Company issued 20,834 shares of its common stock to Rochal Industries, LLC (“Rochal”) for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets.

As of December 31, 2021, the weighted-average amortization period for all intangible assets was 12.7 years. Amortization expense related to intangible assets was $376,404 for the year ended December 31, 2021 and $223,528 for the year ended December 31, 2020. The estimated remaining amortization expense as of December 31, 2021 is as follows:

2022	$437,678
2023	432,598
2024	432,598
2025	432,598
2026	432,598
Thereafter	2,559,900
Total	$4,727,970

The Company has reviewed the carrying value of intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. The Company does not believe the impact of COVID-19 or other matters have created an impairment loss on the Company’s intangible assets as of December 31, 2021. Accordingly, there was no impairment loss recognized on the Company’s intangible assets during the years ended December 31, 2021 or 2020.

NOTE 5 – CUSTOMERS AND SUPPLIERS

The Company had no customers in 2021 that accounted for at least 10% of the Company’s annual sales and one customer whose accounts receivable balance exceeded 10% of the year-end balance. The Company had no customers in 2020 that accounted for at least 10% of Company’s annual sales or whose accounts receivable exceeded 10% of the year-end balance.

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

For the years ended December 31, 2021 and 2020, royalty expense recognized under the terms of this agreement totaled $856,755 and $479,809 respectively.

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

Future commitments under the terms of the BIAKŌS License Agreement include:

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

For the years ended December 31, 2021 and 2020, royalty expense recognized under this agreement was $110,000 and $100,000, respectively.

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

No commercial sales or royalties have been recognized under this agreement as of December 31, 2021.

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

Future commitments under the terms of the Debrider License Agreement include:

●	At the time a purchase order is issued to a contract manufacturer for the first good manufacturing practice run of the licensed products, the Company will pay Rochal $600,000 in cash.

●	Upon FDA clearance of the licensed products, the Company will pay Rochal $500,000 in cash and $1,000,000, which at the Company’s option may be paid in any combination of cash and its common stock.

●	The Company will pay Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal will be $100,000 beginning with the first full calendar year following the year in which first commercial sales of the licensed products occur and increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

●	The Company will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034.

No commercial sales or royalties have been recognized under this agreement as of December 31, 2021.

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

Other Commitments

At the time of the formation of Sanara Pulsar in 2019, it and Wound Care Solutions, Limited (“WCS”), entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In 2019, the Company advanced to WCS $200,000 and recorded the payment as a reduction of non-controlling interests. In the event WCS’s Form K-l from Sanara Pulsar for the year 2020 does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the year 2020. In March 2021, the Company paid WCS $200,000 for the year 2020. For each of the years 2021 through 2024 the Target Net Income will increase by 10%, and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to the Target Net Income for such year, then Cellerate, LLC will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to Cellerate, LLC until such time as Cellerate, LLC has received an amount of distributions equal to all such advances to WCS.

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

The Company has two active operating leases: an office space lease with a remaining lease term of 30 months and a facility lease with a remaining term of eight months as of December 31, 2021. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as ROU assets and lease liabilities.

Effective July 1, 2021, the Company assumed an office lease pursuant to the Rochal asset purchase agreement. This lease expires August 31, 2022. The base monthly rent was $8,504 through August 31, 2021, then increased to $8,808 for the remainder of the lease. As the implicit rate in the lease was not determinable, the discount rate applied to determine the present value of lease payments was the 4% borrowing rate on our line of credit as of the assumption date. Additionally, the Company assumed the subleasing of a portion of the office space to a subtenant at a monthly rate of $975. Sublease income is recognized on a straight-line basis over the term of the sublease agreement, whose expiration corresponds to that of the master lease agreement, and presented as a reduction of general and administrative expense in the Company’s Statement of Operations. Sublease income totaled $5,850 during the fiscal year ended December 31, 2021.

In accordance with ASC Topic 842, the Company has recorded lease assets of $412,770 and a related lease liability of $425,443 as of December 31, 2021. The Company recorded lease expense of $202,498 for the year ended December 31, 2021 for its leased assets. Cash paid for amounts included in the measurement of operating lease liabilities as of December 31, 2021 was $203,555. The present value of our operating lease liabilities as of December 31, 2021 is shown below.

Maturity of Operating Lease Liabilities

For the Years Ended
2022	$221,793
2023	154,271
2024	77,870
2025	-
2026	-
Thereafter	-

Total lease payments	453,934
Less imputed interest	(28,491)
Present Value of Lease Liabilities	$425,443

Operating lease liability - current	203,292
Operating lease liability – long term	222,151

As of December 31, 2021, our operating leases have a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 5.9%.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

On February 7, 2020, CGI Cellerate RX, an affiliate of Catalyst, converted its entire holdings of its 30-month $1,500,000 convertible promissory note and 1,136,815 shares of Series F Convertible Preferred Stock into shares of the Company’s common stock. The Company issued an aggregate of 2,452,731 shares of common stock in the conversions. Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,519,019 shares of the Company’s common stock which represented 46.0% of the 7,676,662 shares of common stock outstanding as of December 31, 2021.

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

Common Stock

On February 21, 2020, the Company filed a Registration Statement on Form S-8 which registered an aggregate of 2,000,000 shares of its common stock that may be issued under the Sanara MedTech Inc. 2014 Omnibus Long-Term Incentive Plan. The Registration Statement on Form S-8 also covers such additional and indeterminate number of securities as may become issuable pursuant to the provisions of the plan relating to adjustments for changes resulting from a share dividend, share split or similar change. At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long-Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 308,209 shares had been issued under the LTIP Plan and 1,691,791 were available to issue as of December 31, 2021.

On January 18, 2021, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”), effective as of January 14, 2021, with two individuals who each owned 50% of the outstanding equity interests in Woundyne Medical, LLC (“Woundyne”). Pursuant to the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity interests of Woundyne in exchange for the issuance of an aggregate of 29,536 shares of the Company’s common stock with a fair value of $1,000,000. The acquisition of the outstanding equity interests of Woundyne was accounted for as an asset acquisition. The primary asset acquired by the Company is the Woundyne software platform which allows data related to surgical and chronic wounds to be tracked, monitored, and interfaced with the software user’s electronic medical records. Woundyne has no other material assets, liabilities, or revenues. The issuance of these shares was capitalized as internal use software. The Company subsequently changed the name of Woundyne Medical, LLC to WounDerm, LLC.

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

Following the closing of the Offering in February of 2021, the Company made the $750,000 Post Capital Raise Payment (as defined in the BIAKŌS License Agreement) to Rochal in the form of 20,834 shares of the Company’s common stock (see Notes 4 and 6 for more information).

On July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid Rochal $496,100 in cash and (ii) 14,369 shares of the Company’s common stock and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244. See Note 3 for more information regarding this transaction.

Restricted Stock Awards

During the year ended December 31, 2021, the Company issued restricted share awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s restricted stock agreement. The Company granted and issued 59,933 shares, net of forfeitures, of restricted common stock to Company employees, directors, and certain consultants of the Company. The fair value of these awards is based on the closing price of the Company’s common stock on the respective grant dates; then, is recognized as compensation expense on a straight-line basis over the vesting period of the award.

Share-based compensation expense of $2,668,892 was recognized in selling, general and administrative expenses during the year ended December 31, 2021, compared to $1,402,897 recognized during the year ended December 31, 2020. For the year ended December 31, 2021, our share-based compensation expense of $2,668,892 included $1,088,184 which was recorded as a liability at December 31, 2021 as the awards were to be settled in a variable number of shares at a future date. The related shares for this liability were issued in early 2022 and were reclassified into equity at that time.

At December 31, 2021, there was $1,704,130 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.7 years.

Below is a summary of restricted stock activity for the year ended December 31, 2021:

	For the Year Ended December 31, 2021
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	170,178	$14.20
Granted	64,719	28.99
Vested	(68,661)	18.99
Forfeited	(4,786)	13.03
Non-vested at December 31, 2021	161,450	$18.13

Stock Options

A summary of the status of outstanding stock options at December 31, 2021 and changes during the year then ended is presented below:

	For the Year Ended December 31, 2021
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2021	11,500	$6.00	1.0

Exercisable at December 31, 2021	11,500	$6.00	1.0

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss (“NOL”) carry forward at December 31, 2021 was approximately $20.7 million, of which, approximately $5.1 million generated in 2017 and prior, will expire between 2022 and 2037. Under the Tax Cuts and Jobs Act, the NOL generated during the years 2018 through 2021 of approximately $15.6 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused.

The non-current deferred tax asset is summarized below:

	2021	2020
Deferred tax assets
Net operating loss carry forwards	$4,352,201	$2,827,835
Inventory reserves	70,221	58,087
Bad debt and other reserves	561,944	562,248
Accrued expenses	35,579	16,817
Other temporary differences	1,134	630
Total deferred tax assets	5,021,079	3,465,617
Deferred tax liabilities
Depreciation and amortization	(17,001)	(32,657)
Valuation allowance	(5,004,078)	(3,432,960)
Net deferred tax asset	$-	$-

A 100% valuation allowance has been provided for all deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 21% to the actual benefit for the years ended December 31, 2021 and 2020 are listed below.

	2021	2020
Expected federal income tax benefit	$1,663,601	$914,852
NOL carryover adjusted for expiration	(29,730)	111,345
Equity method investment loss	(129,555)	-
Meals and entertainment	(7,439)	(24,859)
Stock-based compensation	120,924	(103,657)
PPP Loan Forgiveness	-	122,430
Other temporary differences	(46,683)	-
Change in valuation allowance	(1,571,118)	(1,020,111)
Income tax expense (benefit)	$-	$-

All tax years starting with 2018 are open for examination.

NOTE 10 – DEBT AND CREDIT FACILITIES

Revolving Line of Credit

On January 15, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Cadence providing for a $2.5 million revolving line of credit. Pursuant to the terms of the Loan Agreement, the revolving line of credit was set to mature on January 13, 2023, and was secured by substantially all of the Company’s assets.

On February 11, 2021, the Company made an $800,000 draw on the revolving line of credit. On February 19, 2021, the Company paid down the entire balance of the revolving line of credit. As of December 31, 2021, there were no outstanding amounts owed by the Company under the Loan Agreement. Effective March 25, 2022, the Company terminated the Loan Agreement and released Cadence from any obligation to make advances under the Loan Agreement. No amounts of principal, interest or other fees and expenses were owed by the Company as of the termination date.

Promissory Note – Paycheck Protection Program

On April 22, 2020, the Company executed an unsecured promissory note (the “PPP Loan”) to Cadence pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds for covered payroll costs and other costs in accordance with the relevant terms and conditions of the CARES Act.

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

The Company made a $500,000 long-term investment in July 2020 to purchase certain non-marketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was 6.5% as of December 31, 2021.

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

In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which is convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence and the Preferred Shares deemed to be in-substance common stock as the investee had only issued Preferred Stock at this point, the Company transitioned to the equity method of accounting for this investment. On June 17, 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock which increased the Company’s ownership of Precision Healing’s outstanding voting securities to 29.0%. In October and in December of 2021, 125,000 and 150,000 more shares of Series A Stock were purchased for $500,000 and $600,000, respectively. The Company’s ownership of Precision Healing was 40.3% at December 31, 2021. For the year ended December 31, 2021, the Company recorded $616,927 as its share of losses from this equity method investment.

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

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of December 31, 2021.

The following summarizes the Company’s investments:

	December 31, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$2,183,073	40.3%	$-

Cost Method Investments
Direct Dermatology, Inc.	750,000		500,000
Precision Healing Inc.	-		600,000
Pixalere Healthcare, Inc.	2,084,278		-
Total Cost Method Investments	2,834,278		1,100,000

Total Investments	$5,017,351		$1,100,000

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	December 31,
	2021	2020
Investment
Precision Healing Inc.	$(616,927)	$-

Total	$(616,927)	$-

For the year ended December 31, 2021, Precision Healing recorded a total net loss of $2,363,215 and had total assets of $565,045 as of December 31, 2021.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of December 31, 2021.

NOTE 12 - RELATED PARTIES

Receivables

We had outstanding receivables to Rochal, a related party, totaling $79,787 at December 31, 2021, and $0 at December 31, 2020.

Payables

We had outstanding payables to related parties totaling $155,817 at December 31, 2021, and $223,589 at December 31, 2020.

Product License Agreements

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

On May 4, 2020, The Company executed a product license agreement with Rochal, whereby the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes

See Note 6 for more information on these product license agreements.

Manufacturing and Technical Services Agreements

On September 9, 2020, we executed a manufacturing agreement with Rochal. Under the terms of the manufacturing agreement, Rochal agreed to manufacture, package, and label products we licensed from Rochal. The manufacturing agreement includes customary terms and conditions. The term of the agreement is for a period of five years unless extended by the mutual consent of the parties. For the year ended December 31, 2021, we incurred no inventory manufacturing costs with Rochal. The Company terminated this agreement on August 12, 2021.

On September 9, 2020, we executed a technical services agreement with Rochal. Under the terms of the technical services agreement, Rochal will provide its expertise and services on technical service projects identified by us for wound care, skin care and surgical site care applications. The technical services agreement includes customary terms and conditions for our industry. For the year ended December 31, 2021, we incurred $337,746 of costs for Rochal technical services. The Company terminated this agreement on August 12, 2021.

Ronald T. Nixon, our Executive Chairman, is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Ann Beal Salamone, a director, is a significant shareholder, the former president and current Chairman of the Board of Rochal.

Rochal Asset Acquisition

As noted above, on July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of common stock (See Note 3 for more information).

Consulting Agreement

Concurrent with the Rochal asset purchase, on July 14, 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. Ms. Salamone is a director of the Company and is the current Chair of the board of directors of Rochal.

NOTE 13 – SUBSEQUENT EVENTS

On March 24, 2022, Sanara MedTech Inc. (the “Company”) delivered notice to Cadence Bank, N.A. (“Cadence”) of termination of its loan agreement, dated January 15, 2021, by and among Cadence, the Company, Cellerate, LLC, and United Wound and Skin Solutions, LLC (the “Loan Agreement”), as modified and amended by that certain modification agreement (the “Modification Agreement”), dated June 29, 2021, by and among Cadence, the Company, Cellerate, LLC and United Wound and Skin Solutions, LLC (the loan agreement, as amended by the Modification Agreement, the “Modified Loan Agreement”), effective as of March 25, 2022. The Modified Loan Agreement provided for a $2.5 million revolving line of credit that was secured by substantially all of the assets of the Company and was scheduled to mature on January 13, 2023. The Company determined to terminate the Loan Agreement because the Company has no present intention of drawing upon the revolving line of credit. Upon the termination of the Modified Loan Agreement, all security interests and pledges granted to Cadence thereunder were terminated and released. The Company did not have any borrowings outstanding under the Modified Loan Agreement and did not incur any early termination penalties in connection with the termination of the Modified Loan Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, on September 8, 2021, the Audit Committee of the board of directors of the Company approved the dismissal of MaloneBailey, LLP (“MaloneBailey”), as the Company’s independent registered public accounting firm, effective as of September 8, 2021, and informed MaloneBailey of such dismissal on the date thereof.

The reports of MaloneBailey on the Company’s consolidated financial statements for the two most recent fiscal years, ended December 31, 2019 and 2020, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2019 and 2020, and the subsequent interim period through September 8, 2021, (i) there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such period, and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that the Company identified a material weakness in its internal control over financial reporting related to the small size of the Company and limited segregation of duties, which was described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

On September 8, 2021, the Audit Committee of the board of directors approved the engagement of Weaver and Tidwell, L.L.P. (“Weaver”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021, effective as of such date.

During the fiscal years ended December 31, 2019 and 2020, and the subsequent interim period through September 8, 2021, neither the Company nor anyone acting on its behalf has consulted with Weaver regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Weaver concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management believes that our policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business ethics. In management’s opinion, our financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, specifically its Certifying Officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Refer to Index to Financial Statements appearing on page F-1.

(b)	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed below are filed or incorporated by reference as a part of this report.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008).

4.1	Description of Securities.

10.1.1 †	Sanara MedTech Inc. Restated 2014 Omnibus Long-Term Incentive Plan dated February 10, 2020 effective upon shareholder approval on July 9, 2020(incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 25, 2020).

10.1.2 †	Form of Restricted Stock Award Agreement under the Sanara MedTech Inc. Restated 2014 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.2 †	Employment Agreement dated June 1, 2019 between Sanara MedTech Inc. and Shawn M. Bowman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2020).

10.3 †	Employment Agreement dated June 1, 2019 between Sanara MedTech Inc. and Zachary B. Fleming (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 26, 2020).

10.4	Contribution Agreement dated August 27, 2018 between Wound Care Innovations, LLC and Catalyst Cellerate RX, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.5	Operating Agreement dated August 27, 2018 between Wound Care Innovations, LLC and Catalyst Cellerate RX, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.6.1	Sublicense Agreement dated August 27, 2018 between Catalyst Cellerate RX, LLC and Cellerate, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.6.2	First Amendment of Sublicense Agreement dated May 31, 2019, between Cellerate, LLC, as Sublicensee, and CGI Cellerate RX, LLC, as Sublicensor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 26, 2021).

10.6.3	Second Amendment of Sublicense Agreement dated January 26, 2021, between Cellerate, LLC, as Sublicensee, and CGI Cellerate RX, LLC, as Sublicensor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 26, 2021).

10.7.1	Exclusive License Agreement dated July 8, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

10.7.2	Amendment No. 1 to Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020).

10.8	Exclusive License Agreement dated October 1, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.9	Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020).

10.10	Promissory Note, dated April 22, 2020, between Sanara MedTech Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020).

10.11	Consulting Agreement, dated July 14, 2021, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

10.12	Retirement Agreement, dated December 22, 2021, between Sanara MedTech Inc. and J. Michael Carmena (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 12, 2021 by the Company with the SEC).

21.1	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P.

23.2*	Consent of MaloneBailey, LLP.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

March 30, 2022	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary B. Fleming	Chief Executive Officer (Principal Executive Officer)	March 30, 2022
Zachary B. Fleming

/s/ Michael McNeil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Michael McNeil

/s/ Ronald T. Nixon	Chairman	March 30, 2022
Mr. Ronald T. Nixon

/s/ Robert DeSutter	Director	March 30, 2022
Robert DeSutter

/s/ Roszell Mack III	Director	March 30, 2022
Roszell Mack III

/s/ Sara N. Ortwein	Director	March 30, 2022
Sara N. Ortwein

/s/ Ann Beal Salamone	Director	March 30, 2022
Ann Beal Salamone

/s/ James W. Stuckert	Director	March 30, 2022
James W. Stuckert

/s/ Eric D. Tanzberger	Director	March 30, 2022
Eric D. Tanzberger

/s/ Kenneth E. Thorpe	Director	March 30, 2022
Kenneth E. Thorpe

