Form 10-Q
period 2022-03-31
Sanara MedTech Inc.
filed 2022-05-16
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 16, 2022, 7,978,072 shares of the Issuer’s $0.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended March 31, 2022

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$16,143,080	$18,652,841
Accounts receivable, net of allowances of $88,310 and $99,278	3,409,048	2,861,014
Accounts receivable - related party	96,278	79,787
Royalty receivable	49,344	49,344
Inventory, net of allowance for obsolescence of $359,577 and $333,850	2,171,328	2,048,191
Prepaid and other assets	624,923	917,318
Total current assets	22,494,001	24,608,495

Long-term assets
Property and equipment, net	1,578,973	1,629,845
Right of use assets – operating leases	355,081	412,770
Intangible assets, net	4,617,947	4,727,970
Investment in equity securities	4,887,718	5,017,351
Total long-term assets	11,439,719	11,787,936

Total assets	$33,933,720	$36,396,431

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$929,374	$438,154
Accounts payable – related parties	51,847	155,817
Accrued royalties and expenses	940,337	706,196
Accrued bonus and commissions	3,129,203	4,518,817
Operating lease liability - current	180,233	203,292
Total current liabilities	5,230,994	6,022,276

Long-term liabilities
Operating lease liability – long term	187,040	222,151
Total long-term liabilities	187,040	222,151

Total liabilities	5,418,034	6,244,427

Commitments and contingencies (Note 6)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 7,810,395 issued and outstanding as of March 31, 2022 and 7,676,662 issued and outstanding as of December 31, 2021	7,810	7,677
Additional paid-in capital	47,438,466	45,867,768
Accumulated deficit	(18,415,012)	(15,235,044)
Total Sanara MedTech shareholders’ equity	29,031,264	30,640,401
Equity attributable to noncontrolling interest	(515,578)	(488,397)
Total shareholders’ equity	28,515,686	30,152,004

Total liabilities and shareholders’ equity	$33,933,720	$36,396,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Net Revenue	$7,811,223	$5,009,436

Cost of goods sold	805,081	474,433

Gross profit	7,006,142	4,535,003

Operating expenses
Selling, general and administrative expenses	9,375,630	5,409,730
Research and development	204,637	118,212
Depreciation and amortization	202,747	90,591
Total operating expenses	9,783,014	5,618,533

Operating loss	(2,776,872)	(1,083,530)

Other expense
Interest expense	-	(711)
Share of losses from equity method investment	(379,633)	(99,135)
Total other expense	(379,633)	(99,846)

Net loss	(3,156,505)	(1,183,376)

Less: Net loss attributable to noncontrolling interest	(27,181)	(1,632)

Net loss attributable to Sanara MedTech common shareholders	$(3,129,324)	$(1,181,744)

Net loss per share of common stock, basic and diluted	$(0.41)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	7,606,450	6,816,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated		Total
	$0.001 par value		Paid-In	Income/	Noncontrolling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balance at December 31, 2020	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	50,370	50	1,749,950	-	-	1,750,000
Issuance of common stock in equity offering	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	4,744	5	325,513	-	-	325,518
Distribution to noncontrolling interest member	-	-	-	-	(200,000)	(200,000)
Net loss	-	-		(1,181,744)	(1,632)	(1,183,376)
Balance at March 31, 2021	7,617,122	$7,617	$44,190,031	$(8,213,986)	$(512,027)	$35,471,635

	Common Stock		Additional	Accumulate		Total
	$0.001 par value		Paid-In	Income/	Noncontrolling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004
Share-based compensation	137,076	136	1,622,982	-	-	1,623,118
Net settlement and retirement of equity-based awards	(3,343)	(3)	(52,284)	(50,644)	-	(102,931)
Net loss	-	-		(3,129,324)	(27,181)	(3,156,505)
Balance at March 31, 2022	7,810,395	$7,810	$47,438,466	$(18,415,012)	$(515,578)	$28,515,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,156,505)	$(1,183,376)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	202,747	90,591
Loss on disposal of asset	2,501	-
Bad debt expense	15,000	-
Inventory obsolescence	71,819	7,312
Share-based compensation	584,935	325,518
Noncash lease expense	57,688	30,572
Loss on equity method investment	379,633	99,135

Changes in operating assets and liabilities:
Accounts receivable	(563,034)	(245,550)
Accounts receivable - related party	(16,492)	-
Inventory	(194,956)	(37,953)
Prepaid and other assets	292,394	91,757
Accounts payable	491,220	9,071
Accounts payable - related parties	(103,970)	(136,997)
Accrued royalties and expenses	234,141	(70,654)
Accrued bonus and commissions	(409,599)	(241,030)
Net cash used in operating activities	(2,112,478)	(1,261,604)

Cash flows from investing activities:
Purchase of property and equipment	(44,697)	(4,391)
Proceeds from disposal of assets	345	-
Investment in equity securities	(250,000)	(600,000)
Net cash used in investing activities	(294,352)	(604,391)

Cash flows from financing activities:
Draw on line of credit	-	800,000
Pay off line of credit	-	(800,000)
Public offering net proceeds	-	28,939,257
Net settlement of equity-based awards	(102,931)	-
Distribution to noncontrolling interest member	-	(200,000)
Net cash flows provided by (used in) financing activities	(102,931)	28,739,257

Net increase (decrease) in cash	(2,509,761)	26,873,262
Cash, beginning of period	18,652,841	455,366
Cash, end of period	$16,143,080	$27,328,628

Cash paid during the period for:
Interest	$-	$711
Income taxes	-	-

Supplemental noncash investing and financing activities:
Common stock issued for asset acquisitions	-	1,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (“we”, “our”, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. The Company’s portfolio of products and services is designed to allow the Company to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, and retail). Each of the Company’s products, services, and technologies contributes to the Company’s overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective wound and skin care products and technologies.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc., its wholly owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. Intercompany profits, losses, transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2021 and 2020, which are included in the Company’s most recent Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on the Company’s estimates and assumptions used in preparing the unaudited consolidated financial statements as of and for the three months ended March 31, 2022. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and dilutive income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations, as their inclusion would have been anti-dilutive during the three months ended March 31, 2022 and 2021 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Stock options	11,500	11,500
Unvested restricted stock	179,180	121,691

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

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

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when, or as, the Company satisfies a performance obligation

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify specific terms of products to be delivered, create the enforceable rights and obligations of both parties, and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2022 or 2021.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2022 and 2021. All revenue was generated in the United States; therefore, no geographical disaggregation was necessary.

	Three Months Ended
	March 31,
	2022	2021
Product sales revenue	$7,760,973	$4,959,186
Royalty revenue	50,250	50,250
Total Revenue	$7,811,223	$5,009,436

The Company recognizes royalty revenue from a development and license agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement, which stipulates that the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 per year throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and license agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Contract Assets and Liabilities

The Company does not have any contract assets or contract liabilities.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectible accounts. The Company recorded bad debt expense of $15,000 and $0 during the three months ended March 31, 2022 and 2021, respectively. The allowance for doubtful accounts was $79,899 at March 31, 2022 and $64,899 at December 31, 2021. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to ensure accounts receivable are not overstated due to customer rebates and certain customer allowances. These allowances totaled $8,411 at March 31, 2022 and $34,379 at December 31, 2021. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $71,819 for the three months ended March 31, 2022 and $7,312 for the three months ended March 31, 2021. The allowance for obsolete and slow-moving inventory had a balance of $359,577 at March 31, 2022, and $333,850 at December 31, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Below is a summary of property and equipment for the periods presented:

	March 31,	December 31,
	2022	2021
Computers	$112,703	$104,568
Office equipment	22,637	21,731
Furniture and fixtures	232,076	221,565
Leasehold improvements	18,331	2,030
Internal use software	1,618,998	1,622,525

	2,004,745	1,972,419
Less accumulated depreciation	(425,772)	(342,574)

Property and equipment, net	$1,578,973	$1,629,845

Depreciation expense related to property and equipment was $92,724 for the three months ended March 31, 2022, and $17,488 for the three months ended March 31, 2021.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the three months ended March 31, 2022 or 2021.

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

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the three months ended March 31, 2022 and 2021.

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

Share-based Compensation

The Company accounts for stock-based compensation to employees and nonemployees in accordance with Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for common stock issuances.

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead which is comprised of lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products, and additional investments in the product and platform development pipeline. The Company expenses R&D costs as incurred.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

NOTE 3 – INTANGIBLE ASSETS

The carrying values of the Company’s finite-lived intangible assets were as follows:

	March 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Product Licenses	$4,193,879	$(671,051)	$3,522,828	$4,193,879	$(586,541)	$3,607,338
Patents and Other IP	1,610,111	(571,772)	1,038,339	1,610,111	(551,285)	1,058,826
Software and Other	127,492	(70,712)	56,780	127,492	(65,686)	61,806

Total	$5,931,482	$(1,313,535)	$4,617,947	$5,931,482	$(1,203,512)	$4,727,970

In March 2021, the Company issued 20,834 shares of its common stock to Rochal Industries, LLC (“Rochal”) for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets.

As of March 31, 2022, the weighted-average amortization period for all intangible assets was 12.7 years. Amortization expense related to intangible assets was $110,023 for the three months ended March 31, 2022 and $73,103 for the three months ended March 31, 2021. The estimated remaining amortization expense as of March 31, 2022 is as follows:

Remainder of 2022	$327,655
2023	432,598
2024	432,598
2025	432,598
2026	415,342
2027	415,342
Thereafter	2,161,814
Total	$4,617,947

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment on the Company’s intangible assets during either of the three months ended March 31, 2022 or 2021.

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

For the three months ended March 31, 2022 and 2021, royalty expense, which is recorded in cost of goods sold in the accompanying consolidated statements of operations, was $369,233 and $187,875, respectively, under the terms of this agreement.

BIAKOS Antimicrobial Wound Gel and BIAKOS Antimicrobial Skin and Wound Cleanser

On July 7, 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKOS License Agreement”). Currently, the products covered by the BIAKŌS License Agreement are BIAKOS Antimicrobial Wound Gel and BIAKOS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) approved. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

Future commitments under the terms of the BIAKOS License Agreement include:

●	The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal is $120,000 for 2022 and will increase by $10,000 each subsequent calendar year up to a maximum amount of $150,000.

●	The Company pays additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKOS License Agreement expires with the related patents in December 2031.

For the three months ended March 31, 2022 and 2021, royalty expense, which is recorded in cost of goods sold in the accompanying consolidated statements of operations, was $30,000 and $27,500, respectively, under this agreement.

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

No commercial sales or royalties have been recognized under this agreement as of March 31, 2022.

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

No commercial sales or royalties have been recognized under this agreement as of March 31, 2022.

Resorbable Bone Hemostat

The Company acquired a patent in 2009 for a resorbable bone hemostat and delivery system for orthopedic bone void fillers. This patent is not part of the Company’s long-term strategic focus. The Company subsequently licensed the patent to a third party to market a bone void filler product for which the Company receives a 3% royalty on product sales over the life of the patent, which expires in 2023, with annual minimum royalties of $201,000. The Company pays two unrelated third parties a combined royalty equal to 8% of the Company’s net revenues or minimum royalties generated from products that utilize the Company’s acquired patented bone hemostat and delivery system. To date, royalties received by the Company related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter). Therefore, the Company’s annual royalty obligation under the terms of the license agreement has been $16,080 ($4,020 per quarter), with the expense being reported in cost of goods sold in the accompanying consolidated statements of operations.

Other Commitments

At the time of the formation of Sanara Pulsar, it and Wound Care Solutions, Limited (“WCS”), entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In the event WCS’s annual Form K-l from Sanara Pulsar does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), the Company will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1, as a distribution from Sanara Pulsar to WCS. In April 2022, the Company paid WCS $220,000 related to the fiscal 2021 Form K-1. For each of the years 2022 through 2024 the Target Net Income will increase by $20,000 and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to the Target Net Income for such year, then the Company will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to the Company until such time as the Company has received an amount of distributions equal to all such advances to WCS.

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

The Company has two active operating leases: an office space lease with a remaining lease term of 27 months and a facility lease with a remaining term of 5 months as of March 31, 2022. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as ROU assets and lease liabilities.

Effective July 1, 2021, the Company assumed an office lease pursuant to the Rochal asset purchase agreement. This lease expires August 31, 2022. The base monthly rent was $8,504 through August 31, 2021, then increased to $8,808 for the remainder of the lease. As the implicit rate in the lease was not determinable, the discount rate applied to determine the present value of lease payments was the 4% borrowing rate on the Company’s line of credit as of the assumption date. The office space lease agreement contains no renewal terms; therefore, no lease liability was recorded beyond the termination date. Additionally, the Company assumed the subleasing of a portion of the office space to a subtenant at a monthly rate of $975. Sublease income was recognized on a straight-line basis over the term of the sublease agreement, whose expiration corresponds to that of the master lease agreement and is presented as a reduction of general and administrative expense in the Company’s consolidated statement of operations. The sublease was terminated on April 20, 2022 due to the Company’s need for additional office space. Sublease income totaled $2,925 during the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $355,081 and a related lease liability of $367,273 as of March 31, 2022. The Company recorded lease expense of $63,407 for the three months ended March 31, 2022 for its leased assets and $37,738 for the three months ended March 31, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $63,889 for the three months ended March 31, 2022 and $38,089 for the three months ended March 31, 2021. The present value of our operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

March 31, 2022
Remainder of 2022	157,905
2023	154,271
2024	77,870
2025	-
2026	-
Thereafter	-

Total lease payments	390,046
Less imputed interest	(22,773)
Present Value of Lease Liabilities	$367,273

Operating lease liability - current	180,233
Operating lease liability – long term	187,040

As of March 31, 2022, the Company’s operating leases have a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 6%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long-Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 445,285 shares had been issued under the LTIP Plan and 1,554,715 were available for issuance as of March 31, 2022.

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

Following the closing of the Offering in February 2021, the Company made the $750,000 Post Capital Raise Payment (as defined in the BIAKŌS License Agreement) to Rochal in the form of 20,834 shares of the Company’s common stock (see Notes 3 and 4).

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

Restricted Stock Awards

During the three months ended March 31, 2022, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 137,076 shares, net of forfeitures, of restricted common stock to Company employees and directors of the Company. The fair value of these awards was $3,474,575 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $584,935 was recognized in selling, general and administrative expenses during the three months ended March 31, 2022, compared to $325,518 recognized during the three months ended March 31, 2021. Equity awards totaling $1,038,183, which were accrued as a liability as of December 31, 2021, were reclassed to equity in 2022 upon settlement of these awards.

At March 31, 2022, there was $3,555,585 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

Below is a summary of restricted stock activity for the three months ended March 31, 2022:

	For the Three Months Ended March 31, 2022
		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	161,450	$18.13
Granted	137,467	25.35
Vested	(119,346)	18.84
Forfeited	(391)	26.79
Non-vested at March 31, 2022	179,180	$23.18

Stock Options

A summary of the status of outstanding stock options at March 31, 2022 and changes during the three-month period then ended is presented below:

	For the Three Months Ended March 31, 2022
		Weighted	Weighted Average
	Options	Average Exercise Price	Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2022	11,500	$6.00	0.8

Exercisable at March 31, 2022	11,500	$6.00	0.8

NOTE 7 – DEBT AND CREDIT FACILITIES

Revolving Line of Credit

On January 15, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Cadence Bank, N.A. (“Cadence”) providing for a $2.5 million revolving line of credit. Pursuant to the terms of the Loan Agreement, the revolving line of credit was set to mature on January 13, 2023, and was secured by substantially all of the Company’s assets.

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

The Company made a $500,000 long-term investment in July 2020 to purchase certain non-marketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. On March 7, 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was 8.1% as of March 31, 2022.

On November 9, 2020, the Company entered into agreements to purchase certain non-marketable securities consisting of 150,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. (“Precision Healing”) for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision Healing and has a senior liquidation preference relative to the common shareholders. This initial investment represented 12.6% ownership of Precision Healing’s outstanding voting securities. In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which is convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. On June 17, 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock which increased the Company’s ownership of Precision Healing’s outstanding voting securities to 29.0%. In October and in December of 2021, 125,000 and 150,000 more shares of Series A Stock were purchased for $500,000 and $600,000, respectively. The Company’s ownership of Precision Healing was 40.3% at March 31, 2022. For the three months ended March 31, 2022, the Company recorded $379,633 as its share of the loss from this equity method investment.

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

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of March 31, 2022.

The following summarizes the Company’s investments:

	March 31, 2022		December 31, 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$1,803,440	40.3%	$2,183,073	40.3%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		750,000
Pixalere Healthcare, Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		2,834,278

Total Investments	$4,887,718		$5,017,351

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	Three Months ended March 31,
	2022	2021
Investment
Precision Healing Inc.	$(379,633)	$(99,135)

Total	$(379,633)	$(99,135)

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

Based on guidance provided by ASC Topic 805, Business Combinations (“ASC 805”), the Company recorded the Rochal asset purchase as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., patents, patent applications, and patent applications to be written) based on the Company’s internal valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows over the life of the respective patents and patent applications. Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

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

The Company did not recognize any gain on the purchase of the net assets.

NOTE 10 - RELATED PARTIES

Payables and Receivables with Related Parties

The Company had outstanding payables to related parties totaling $51,847 at March 31, 2022, and $155,817 at December 31, 2021. The Company had outstanding receivables from related parties totaling $96,278 at March 31, 2022, and $79,787 at December 31, 2021.

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX products into the wound care and surgical markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2018, 2019 and 2020. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the three months ended March 31, 2022 and 2021, royalties accrued under the terms of this agreement totaled $369,233and $187,875, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,534,956 shares of our common stock as of March 31, 2022.

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

See Note 4 for more information on these product license agreements.

Rochal Asset Purchase

As noted above, on July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock (see Note 9 for more information).

Consulting Agreement

Concurrent with the Rochal asset purchase, on July 14, 2021, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal.

Ronald T. Nixon is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Ann Beal Salamone, a director, is a significant shareholder, the former president and current Chairman of the Board of Rochal.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2022, the Company, entered into a merger agreement by and among the Company, United Wound and Skin Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“UWSS”), Precision Healing, PH Merger Sub I, Inc., a Delaware corporation, PH Merger Sub II, LLC, a Delaware limited liability company, and Furneaux Capital Holdco, LLC (d/b/a BlueIO), solely in its capacity as the representative of the securityholders of Precision Healing. On April 4, 2022, the merger parties closed the transactions contemplated by the merger agreement and effected a business combination wherein Precision Healing became a wholly owned subsidiary of the Company.

As further described in Note 8, the Company’s investment in Precision Healing had been accounted for as an equity method investment as of and for the three months ended March 31, 2022.

Pursuant to the merger agreement, among other things, the Company agreed to (i) pay the holders of Precision Healing common stock and preferred stock an aggregate of approximately $4.6 million, which is payable in cash or equity, (ii) pay approximately $0.6 million of transaction expenses on behalf of the equity holders of Precision Healing, (iii) assume all outstanding options and warrants of Precision Healing and (iv) pay, subject to the achievement of certain performance thresholds, earnout consideration, each as described in further detail below.

We have not yet completed our purchase accounting for this acquisition, including determining the preliminary fair value of the assets acquired, liabilities assumed and the fair value of contingent consideration. During the three months ended March 31, 2022, we incurred approximately $450,000 of transaction costs related to this acquisition, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Closing Consideration to Precision Healing Equity Holders

Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than UWSS, were entitled to receive approximately $5.2 million as aggregate closing consideration, which consisted of $125,965 in cash consideration payable to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock paid only to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing.

Assumption of Precision Healing Options and Warrants

On the closing date, the Precision Healing outstanding options previously granted under the Precision Healing 2020 Stock Option and Grant Plan (the “Precision Healing Plan”), converted pursuant to their terms into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,421 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031 and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030.

Assumption of the Precision Healing Plan

Pursuant to the merger agreement, the Company assumed sponsorship of the Precision Healing Plan, effective as of the closing date, as well as the outstanding awards granted thereunder, the award agreements evidencing the grants of such awards and the remaining shares available under the Precision Healing Plan, in each case adjusted in the manner set forth in the merger agreement to such awards. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Earnout Consideration

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million (the “Earnout Consideration”), which will be accounted for as contingent consideration pursuant to ASC 805. The Earnout Consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 and (ii) the average closing price of Company common stock for the 20 trading days prior to the date such Earnout Consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the Earnout Consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of Earnout Consideration payable is subject to adjustment and offsets as set forth in the merger agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Sanara MedTech Inc. (collectively with its consolidated subsidiaries, the “Company,” “Sanara MedTech,” “Sanara,” “SMTI,” “we,” “our,” or “us”) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, including, without limitation, statements concerning the impact of the COVID-19 pandemic and our expectations for selling, general and administrative expenses. Statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements and generally may be identified by words such as “anticipate,” “believe,” “continue,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. These statements should be viewed with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors, among others, could cause actual results to differ materially from those in the forward-looking statements:

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and the Company does not assume any obligation to update these forward-looking statements.

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

We currently market several products across chronic and surgical wound care applications and have multiple products in our pipeline. We currently license our products from research and development partners Applied Nutritionals, LLC (“AN”) (through a sublicense with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”)) and Rochal Industries, LLC (“Rochal”) and have the right to exclusively distribute certain products under development by Cook Biotech Inc. (“Cook Biotech”). We are also developing additional products in our own product pipeline.

In June 2020, we formed a subsidiary, United Wound and Skin Solutions LLC (“UWSS”, or “WounDerm”), to hold certain investments and operations in wound and skin care virtual consult services. We anticipate that our various service offerings will allow clinicians/physicians utilizing our technologies to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based formulary to improve patient outcomes. We intend to fully launch virtual consult services through WounDerm for both virtual wound and virtual skin (dermatology) consultations. Through a combination of our WounDerm services and our Sanara products, we believe we will be able to offer patient care solutions at every step in the continuum of wound and skin care from diagnosis through healing.

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

Recent Developments

Update on the COVID-19 Pandemic

During the second half of 2021, the United States experienced a surge of COVID-19 cases as the Delta and Omicron variants of the virus impacted much of the country and negatively impacted our sales in Texas, the northeastern United States, and other markets. The duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. During the first quarter of 2022, we do not believe our business was materially affected by COVID-19 restrictions on elective surgeries. We will continue to closely monitor the pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Precision Healing Merger

As previously disclosed, on April 1, 2022, we entered into a merger agreement by and among the Company, UWSS, Precision Healing, PH Merger Sub I, Inc., a Delaware corporation, PH Merger Sub II, LLC, a Delaware limited liability company, and Furneaux Capital Holdco, LLC (d/b/a BlueIO), solely in its capacity as the representative of the securityholders of Precision Healing. On April 4, 2022, the merger parties closed the transactions contemplated by the merger agreement and effected a business combination wherein Precision Healing became a wholly owned subsidiary of the Company.

Pursuant to the merger agreement, among other things, we agreed to (i) pay the holders of Precision Healing common stock and preferred stock an aggregate of approximately $4.6 million, which is payable in cash or equity, (ii) pay approximately $0.6 million of transaction expenses on behalf of the equity holders of Precision Healing, (iii) assume all outstanding options and warrants of Precision Healing and (iv) pay, subject to the achievement of certain performance thresholds, earnout consideration, each as described in further detail below.

Closing Consideration to Precision Healing Equity Holders

Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than UWSS, were entitled to receive approximately $5.2 million as aggregate closing consideration, which consisted of $125,965 in cash consideration payable to stockholders who were not accredited investors, 165,738 shares of our common stock paid only to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing.

Assumption of Precision Healing Options and Warrants

On the closing date, the Precision Healing outstanding options previously granted under the Precision Healing 2020 Stock Option and Grant Plan (the “Precision Healing Plan”), converted pursuant to their terms into options to acquire an aggregate of 144,191 shares of our common stock with a weighted exercise price of $10.71 per share. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,421 shares of our common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031 and (ii) 12,301 shares of our common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030.

Assumption of the Precision Healing Plan

Pursuant to the merger agreement, we assumed sponsorship of the Precision Healing Plan, effective as of the closing date, as well as the outstanding awards granted thereunder, the award agreements evidencing the grants of such awards and the remaining shares available under the Precision Healing Plan, in each case adjusted in the manner set forth in the merger agreement to such awards. Concurrent with the assumption of the Precision Healing Plan, we terminated the ability to offer future awards under the Precision Healing Plan.

Earnout Consideration

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million (the “Earnout Consideration”), which will be accounted for as contingent consideration pursuant to ASC 805. The Earnout Consideration is payable in cash or, at our election, is payable to accredited investors in shares of our common stock at a price per share equal to the greater of (i) $27.13 and (ii) the average closing price of our common stock for the 20 trading days prior to the date such Earnout Consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the Earnout Consideration may be required to be issued to accredited investors in shares of our common stock for tax purposes. The amount and composition of the portion of Earnout Consideration payable is subject to adjustment and offsets as set forth in the merger agreement.

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

The vast majority of our product sales revenue is derived from sales of CellerateRX surgical powder. Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2022 and March 31, 2021. All revenue was generated in the United States.

	Three Months Ended
	March 31,
	2022	2021
Product sales revenue	$7,760,973	$4,959,186
Royalty revenue	50,250	50,250
Total Revenue	$7,811,223	$5,009,436

We recognize royalty revenue from a development and license agreement with BioStructures, LLC. We record revenue each calendar quarter as earned per the terms of the agreement which stipulates that we will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing our patented resorbable bone hemostasis. The minimum annual royalty due to us is $201,000 per year throughout the life of the patent which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and license agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

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

Results of Operations

Revenues. For the three months ended March 31, 2022, revenues totaled $7,811,223 compared to revenues of $5,009,436 for the three months ended March 31, 2021, representing a 56% increase from the prior year period. The higher revenues in 2022 were primarily due to increased sales of surgical wound care products as a result of our sales force expansion and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2022 was $805,081, compared to cost of goods sold of $474,433 for the three months ended March 31, 2021. The increase over the prior year period was primarily due to higher sales volume in 2022. Gross margins were approximately 90% and 91% for the three months ended March 31, 2022 and 2021, respectively.

Selling, general and administrative expenses. SG&A expenses for the three months ended March 31, 2022, were $9,375,630 compared to SG&A expenses of $5,409,730 for the three months ended March 31, 2021. The higher SG&A expenses in 2022 were primarily due to increased selling costs resulting from sales force expansion and operational support, higher sales commission expense as a result of higher product sales, higher non-cash equity compensation costs, and higher payroll costs related to the mid-year addition of the Rochal workforce in July 2021. Costs related to travel and in-person promotional activities also increased in 2022 compared to 2021 as many in-person activities were cancelled or postponed in 2021 as a result of the COVID-19 pandemic. In addition, SG&A expenses in 2022 included $450,000 of transaction costs associated with the Precision Healing merger which closed on April 4, 2022. As part of our strategy to expand our sales reach in new and existing markets, we employed thirteen additional field sales managers since March 31, 2021. As of March 31, 2022, we had a total of 31 field sales managers.

Research and development expenses. R&D expenses for the three months ended March 31, 2022, were $204,637 compared to $118,212 for the three months ended March 31, 2021. The higher R&D expenses in 2022 were due to several new development projects for our currently licensed products.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2022 was $202,747 compared to $90,951 for the three months ended March 31, 2021. The higher depreciation and amortization expense in 2022 was due to the amortization of internal use software placed into service in 2021, and due to additional amortization related to the patents acquired from Rochal.

Other expense. Other expense for the three months ended March 31, 2022 was $379,633 compared to $99,846 for the three months ended March 31, 2021. The higher Other expense in 2022 was due to increased ownership in Precision Healing, resulting in recognition of a non-cash loss of $379,633 from our equity method investment, compared to $99,135 for the three months ended March 31, 2021. Interest expense was $0 for the three months ended March 31, 2022, as compared to $711 for the three months ended March 31, 2021. The higher Interest expense in 2021 was due to a draw on our former line of credit with Cadence Bank, N.A. (“Cadence”) in early 2021.

Net income / loss. For the three months ended March 31, 2022, we had a net loss of $3,156,505, compared to net loss of $1,183,376 for the three months ended March 31, 2021. The higher net loss in 2022 was due to increased SG&A costs described above, higher R&D expenses, and the recognition of losses on our equity method investment in Precision Healing.

Liquidity and Capital Resources

Cash on hand at March 31, 2022 was $16,143,080, compared to $18,652,841 at December 31, 2021. Historically, we have financed our operations primarily from the sale of equity securities. On February 12, 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect our future needs for cash to include expanding our salesforce, further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital and acquisitions. Based on our current plan of operations, including acquisitions, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

On January 15, 2021, we entered into a loan agreement (the “Loan Agreement”) with Cadence providing for a $2.5 million revolving line of credit. Pursuant to the terms of the Loan Agreement, the revolving line of credit was set to mature on January 13, 2023 and was secured by substantially all of our assets.

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

At the time of the formation of Sanara Pulsar, it and Wound Care Solutions, Limited (“WCS”), entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In the event WCS’s annual Form K-l from Sanara Pulsar does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), the Company will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1, as a distribution from Sanara Pulsar to WCS. In April 2022, the Company paid WCS $220,000 related to the fiscal 2021 Form K-1. For each of the years 2022 through 2024 the Target Net Income will increase by $20,000 and in the event WCS’s Form K-1 for any of those years does not allocate to WCS net income in an amount at least equal to the Target Net Income for such year, then the Company will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 for the applicable year. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to the Company until such time as the Company has received an amount of distributions equal to all such advances to WCS.

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

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of our common stock, and assumed certain liabilities of $3,900.

On April 1, 2022, we entered into a merger agreement by and among the Company, UWSS, Precision Healing, PH Merger Sub I, Inc., a Delaware corporation, PH Merger Sub II, LLC, a Delaware limited liability company, and Furneaux Capital Holdco, LLC (d/b/a BlueIO), solely in its capacity as the representative of the securityholders of Precision Healing. On April 4, 2022, the merger parties closed the transactions contemplated by the merger agreement and effected a business combination wherein Precision Healing became a wholly owned subsidiary of the Company.

Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than UWSS, were entitled to receive approximately $5.2 million as aggregate closing consideration, which consisted of $125,965 in cash consideration payable to stockholders who were not accredited investors, 165,738 shares of our common stock paid only to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing.

In addition, upon the achievement of certain performance thresholds related to revenue from the sale of wound care products and skin care products, which performance shall be calculated during measurement periods generally consisting of one calendar year, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive Earnout Consideration consisting of two payments of up to $5.0 million each, provided that the aggregate Earnout Consideration not exceed $10.0 million.

The Earnout Consideration is payable in cash or, at our election, is payable to accredited investors in shares of our common stock at a price per share equal to the greater of (i) $27.13 and (ii) the average closing price of our common stock for the 20 trading days prior to the date such Earnout Consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the Earnout Consideration may be required to be issued to accredited investors in shares of our common stock for tax purposes. The amount and composition of the portion of Earnout Consideration payable is subject to adjustment and offsets as set forth in the merger agreement.

Cash Flow Analysis

For the three months ended March 31, 2022, net cash used in operating activities was $2,112,478 compared to $1,261,604 used in operating activities for the three months ended March 31, 2021. The higher use of cash in 2022 was primarily due to higher SG&A expenses related to sales force expansion, the addition of the Rochal workforce in mid-2021, and the resumption of certain travel and promotional activities in 2022 which were cancelled or postponed in 2021 as a result of the COVID-19 pandemic.

For the three months ended March 31, 2022, net cash used in investing activities was $294,352 compared to $604,391 used in investing activities during the three months ended March 31, 2021. The lower use of cash used in investing activities in 2022 was primarily due to fewer investments in equity securities during the first quarter of 2022.

For the three months ended March 31, 2022, net cash used in financing activities was $102,931 as compared to $28,739,257 provided by financing activities for the three months ended March 31, 2021. The cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses.

Material Transactions with Related Parties

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX products into the wound care and surgical markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2018, 2019 and 2020. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the three months ended March 31, 2022 and 2021, royalties accrued under the terms of this agreement totaled $369,233and $187,875, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst. Mr. Nixon and Catalyst, collectively with their affiliates, including CGI Cellerate RX, beneficially owned 3,534,956 shares of our common stock as of March 31, 2022.

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

After the asset purchase, Rochal owned 95,203 shares of our common stock. Ronald T. Nixon, the Company’s Executive Chairman, is, with respect to Rochal, a director, a significant shareholder indirectly and a majority shareholder with the exercise of certain warrants. Additionally, Ann Beal Salamone, a director of the Company, is a significant shareholder, former president and current Chair of the board of directors of Rochal. See Note 9 for more information regarding this transaction.

Consulting Agreement

Concurrent with the Rochal asset purchase, on July 14, 2021, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal.

Critical Accounting Estimates

Our unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. Our discussion and analysis of our financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant accounting policies and methods used in the preparation of our consolidated financial statements are summarized in Note 1, “Summary of Significant Accounting Policies” of the Notes to the consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended March 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report or incorporated herein by reference:

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

10.1	Common Stock Warrant, issued by Sanara MedTech Inc. to Furneaux Capital Holdco, LLC (d/b/a BlueIO) on April 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.2	Common Stock Warrant, issued by Sanara MedTech Inc. to Furneaux Capital Holdco, LLC (d/b/a BlueIO) on April 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.3	Precision Healing Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.4	Amended and Restated Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Zachary B. Fleming (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

10.5	Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Michael D. McNeil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

May 16, 2022	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

