Form 10-Q
period 2022-06-30
Sanara MedTech Inc.
filed 2022-08-15
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, 8,303,729 shares of the Issuer’s $0.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended June 30, 2022

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$12,678,846	$18,652,841
Accounts receivable, net	3,836,844	2,861,014
Accounts receivable – related party	210,584	79,787
Royalty receivable	49,344	49,344
Inventory, net	2,312,238	2,048,191
Prepaid and other assets	739,457	917,318
Total current assets	19,827,313	24,608,495

Long-term assets
Property and equipment, net	1,513,584	1,629,845
Right of use assets – operating leases	296,626	412,770
Intangible assets, net	21,755,906	4,727,970
Investment in equity securities	3,084,278	5,017,351
Total long-term assets	26,650,394	11,787,936
Total assets	$46,477,707	$36,396,431

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$732,926	$438,154
Accounts payable – related parties	745,492	155,817
Accrued royalties and expenses	1,467,573	706,196
Accrued bonuses and commissions	3,827,521	4,518,817
Operating lease liabilities – current	156,959	203,292
Total current liabilities	6,930,471	6,022,276

Long-term liabilities
Earnout liabilities – long-term	3,945,579	-
Operating lease liabilities – long-term	151,378	222,151
Total long-term liabilities	4,096,957	222,151

Total liabilities	11,027,428	6,244,427

Commitments and contingencies (Note 4)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,015,401 issued and outstanding as of June 30, 2022 and 7,676,662 issued and outstanding as of December 31, 2021	8,015	7,677
Additional paid-in capital	57,850,750	45,867,768
Accumulated deficit	(21,660,396)	(15,235,044)
Total Sanara MedTech shareholders’ equity	36,198,369	30,640,401
Equity attributable to noncontrolling interest	(748,090)	(488,397)
Total shareholders’ equity	35,450,279	30,152,004
Total liabilities and shareholders’ equity	$46,477,707	$36,396,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Revenue	$9,670,778	$6,277,133	$17,482,001	$11,286,569

Cost of goods sold	958,086	536,405	1,763,167	1,010,838

Gross profit	8,712,692	5,740,728	15,718,834	10,275,731

Operating expenses
Selling, general and administrative expenses	10,428,133	6,562,144	19,803,763	11,971,874
Research and development	1,067,000	103,981	1,271,637	222,193
Depreciation and amortization	412,028	100,807	614,775	191,398
Total operating expenses	11,907,161	6,766,932	21,690,175	12,385,465

Operating loss	(3,194,469)	(1,026,204)	(5,971,341)	(2,109,734)

Other expense
Interest and accretion expense	(63,427)	-	(63,427)	(711)
Share of losses from equity method investment	-	(179,769)	(379,633)	(278,904)
Total other expense	(63,427)	(179,769)	(443,060)	(279,615)

Net loss	(3,257,896)	(1,205,973)	(6,414,401)	(2,389,349)

Less: Net loss attributable to noncontrolling interest	(12,512)	(34,481)	(39,693)	(36,113)

Net loss attributable to Sanara MedTech shareholders	$(3,245,384)	$(1,171,492)	$(6,374,708)	$(2,353,236)

Net loss per share of common stock, basic and diluted	$(0.42)	$(0.16)	$(0.83)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	7,791,431	7,496,604	7,699,422	7,158,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2020	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	50,370	50	1,749,950	-	-	1,750,000
Issuance of common stock in equity offering	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	4,744	5	325,513	-	-	325,518
Distribution to noncontrolling interest member	-	-	-	-	(200,000)	(200,000)
Net loss	-	-	-	(1,181,744)	(1,632)	(1,183,376)
Balance at March 31, 2021	7,617,122	$7,617	$44,190,031	$(8,213,986)	$(512,027)	$35,471,635
Share-based compensation	(4,786)	(5)	297,927	-	-	297,922
Capital contribution of noncontrolling interest member	-	-	-	-	93,879	93,879
Net loss	-	-	-	(1,171,492)	(34,481)	(1,205,973)
Balance at June 30, 2021	7,612,336	$7,612	$44,487,958	$(9,385,478)	$(452,629)	$34,657,463

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004
Share-based compensation	137,076	136	1,622,982	-	-	1,623,118
Net settlement and retirement of equity-based awards	(3,343)	(3)	(52,284)	(50,644)	-	(102,931)
Net loss	-	-	-	(3,129,324)	(27,181)	(3,156,505)
Balance at March 31, 2022	7,810,395	$7,810	$47,438,466	$(18,415,012)	$(515,578)	$28,515,686
Share-based compensation	39,268	39	703,361	-	-	703,400
Issuance of common stock for asset acquisitions	165,738	166	5,096,278	-	-	5,096,444
Issuance of common stock options and warrants for asset acquisitions	-	-	4,612,645	-	-	4,612,645
Distribution to noncontrolling interest member	-	-	-	-	(220,000)	(220,000)
Net loss	-	-	-	(3,245,384)	(12,512)	(3,257,896)
Balance at June 30, 2022	8,015,401	$8,015	$57,850,750	$(21,660,396)	$(748,090)	$35,450,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,414,401)	$(2,389,349)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	614,775	191,398
Loss on disposal of asset	2,500	-
Bad debt expense	195,000	51,536
Inventory obsolescence	159,717	29,834
Share-based compensation	1,288,335	623,440
Accretion of earnout liabilities	63,427	-
Noncash lease expense	116,143	61,629
Losses from equity method investment	379,633	278,904
Changes in operating assets and liabilities:
Accounts receivable, net	(1,170,829)	(279,229)
Accounts receivable - related party	(130,797)	-
Inventory, net	(423,764)	(419,979)
Prepaid and other assets	177,861	114,707
Accounts payable	294,772	42,318
Accounts payable - related parties	589,675	(166,081)
Accrued royalties and expenses	761,377	25,327
Accrued bonuses and commissions	346,887	301,981
Operating lease liabilities	(117,106)	(62,331)
Net cash used in operating activities	(3,266,795)	(1,595,895)
Cash flows from investing activities:
Purchases of property and equipment	(80,892)	(25,446)
Proceeds from disposal of assets	345	-
Purchases of intangible assets	(2,053,722)	-
Investment in equity securities	(250,000)	(3,184,278)
Net cash used in investing activities	(2,384,269)	(3,209,724)
Cash flows from financing activities:
Draw on line of credit	-	800,000
Pay off line of credit	-	(800,000)
Public offering net proceeds	-	28,939,257
Net settlement of equity-based awards	(102,931)	-
Distribution to noncontrolling interest member	(220,000)	(200,000)
Net cash flows provided by (used in) financing activities	(322,931)	28,739,257
Net increase (decrease) in cash	(5,973,995)	23,933,638
Cash, beginning of period	18,652,841	455,366
Cash, end of period	$12,678,846	$24,389,004
Cash paid during the period for:
Interest	$-	$711
Supplemental noncash investing and financing activities:
Equity issued for asset acquisitions	9,709,089	1,750,000
Earnout liabilities generated by asset acquisition	3,882,151	-
Investment in equity securities converted in asset acquisition	1,803,440	-
License agreement as capital contribution from noncontrolling interest member	-	93,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (“we”, “our”, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. The Company’s portfolio of products, services and technologies is designed to allow the Company to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities, home health, hospice, and retail). Each of the Company’s products, services, and technologies contributes to the Company’s overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective wound and skin care solutions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2021 and 2020, which are included in the Company’s most recent Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on the Company’s estimates and assumptions used in preparing its unaudited consolidated financial statements as of and for the six months ended June 30, 2022. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations, as their inclusion would have been anti-dilutive during the three and six months ended June 30, 2022 and 2021 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	As of June 30,
	2022	2021

Stock options (a)	155,691	11,500
Warrants (b)	16,725	-
Unvested restricted stock	199,136	115,719

(a)	Includes 144,191 stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022. See Note 10 for more information regarding the Precision Healing merger.

(b)	Warrants assumed pursuant to the merger agreement with Precision Healing in April 2022. See Note 10 for more information regarding the Precision Healing merger.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the six months ended June 30, 2022 and 2021. All revenue was generated in the United States; therefore, no geographical disaggregation was necessary.

	Six Months Ended
	June 30,
	2022	2021
Product sales revenue	$17,381,501	$11,186,069
Royalty revenue	100,500	100,500
Total Net Revenue	$17,482,001	$11,286,569

The Company recognizes royalty revenue from a development and license agreement between BioStructures, LLC and the Company. The Company records revenue each calendar quarter as earned per the terms of the agreement, which stipulates the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 per year throughout the life of the patent, which expires in 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and license agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company recorded bad debt expense of $195,000 and $51,536 during the six months ended June 30, 2022 and 2021, respectively. The allowance for doubtful accounts was $241,909 at June 30, 2022 and $64,899 at December 31, 2021. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $7,213 at June 30, 2022 and $34,379 at December 31, 2021. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $159,717 for the six months ended June 30, 2022 and $29,834 for the six months ended June 30, 2021. The allowance for obsolete and slow-moving inventory had a balance of $368,726 at June 30, 2022, and $333,850 at December 31, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	June 30,	December 31,
	Life	2022	2021
Computers	3-5 years	$139,267	$104,568
Office equipment	5 years	23,514	21,731
Furniture and fixtures	5-10 years	240,830	221,565
Leasehold improvements	2-5 years	18,331	2,030
Internal use software	5 years	1,618,999	1,622,525

		2,040,941	1,972,419
Less accumulated depreciation		(527,357)	(342,574)

Property and equipment, net		$1,513,584	$1,629,845

Depreciation expense related to property and equipment was $194,308 for the six months ended June 30, 2022, and $35,040 for the six months ended June 30, 2021.

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

The Company begins capitalization of qualifying costs when both the preliminary project stage is completed, and management has authorized further funding for the completion of the project. Costs incurred during the preliminary project stage along with post implementation stages of internal-use computer software are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized development costs are classified as “Property and equipment, net” in the consolidated balance sheets and are amortized over the estimated useful life of the software, which is generally five years.

Intangible Assets

Intangible assets are stated at cost of acquisition less accumulated amortization and impairment loss, if any. Cost of acquisition includes the purchase price and any cost directly attributable to bringing the asset to its working condition for the intended use. The Company amortizes its finite-lived intangible assets on a straight-line basis over the estimated useful life of the respective assets, which is generally the life of the related patents (if applicable).

See Note 3 for more information on intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the six months ended June 30, 2022 or 2021.

Investments in Equity Securities

The Company’s equity investments consist of nonmarketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the Company’s consolidated statements of operations. The Company’s equity method investment is adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investment using the cumulative earnings approach on the consolidated statements of cash flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the six-month periods ended June 30, 2022 and 2021.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include nonexchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

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

Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of “Other expense” in the consolidated statements of operations.

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees and nonemployees in accordance with Accounting Standards Update 2018-07, Compensation - Stock Compensation (Topic 718). Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for grants of common stock, including restricted stock awards.

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

NOTE 3 – INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets were as follows:

	June 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(763,562)	$4,030,317	$4,193,879	$(586,541)	$3,607,338
Patents and Other IP	1,610,111	(784,680)	825,431	1,610,111	(551,285)	1,058,826
Assembled workforces and other	3,975,895	(75,737)	3,900,158	127,492	(65,686)	61,806

Total	$10,379,885	$(1,623,979)	$8,755,906	$5,931,482	$(1,203,512)	$4,727,970
Indefinite-lived Intangible Asset:
In-process research and development	13,000,000	-	13,000,000	-	-	-
Total intangible assets	$23,379,885	$(1,623,979)	$21,755,906	$5,931,482	$(1,203,512)	$4,727,970

In March 2021, the Company issued 20,834 shares of its common stock to Rochal Industries, LLC (“Rochal”), a related party, for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

On April 4, 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. As a result of the merger, the Company recorded an intangible asset of approximately $13.0 million for in-process research and development related to a multispectral imager and biomarker assay for assessing patient wound and skin conditions. The Company also recorded an intangible asset of approximately $3.8 million related to Precision Healing’s assembled workforce. See Note 10 for more information regarding the Precision Healing merger.

On May 4, 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes. Pursuant to the agreement, at the time Rochal issues a purchase order to its contract manufacturer for the first good manufacturing practice run of the licensed products, the Company is obligated to pay Rochal $600,000 in cash. This milestone was achieved during the second quarter of 2022 and, as a result, the Company recorded an addition to intangible assets. This payment was made in July 2022, and accordingly, the associated payable was recorded at June 30, 2022.

As of June 30, 2022, the weighted-average amortization period for finite-lived intangible assets was 9.8 years. Amortization expense related to intangible assets was $420,467 for the six months ended June 30, 2022 and $156,358 for the six months ended June 30, 2021. The estimated remaining amortization expense as of June 30, 2022 for finite-lived intangible assets is as follows:

Remainder of 2022	$626,472
2023	1,250,279
2024	1,250,279
2025	1,250,279
2026	1,233,023
2027	1,233,023
Thereafter	1,912,551
Total	$8,755,906

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment on the Company’s intangible assets during either of the six months ended June 30, 2022 or 2021.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Activated Collagen

On August 27, 2018, the Company entered into an exclusive, world-wide sublicense agreement with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. Pursuant to the sublicense agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended on January 26, 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the sublicense agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the initial expiration date, CGI Cellerate RX will have the right to terminate the sublicense agreement upon written notice. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

For the six months ended June 30, 2022 and 2021, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations, was $812,966 and $404,220, respectively, under the terms of this agreement.

BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser

On July 7, 2019, the Company executed a license agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) approved.

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

For the six months ended June 30, 2022 and 2021, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations, was $60,000 and $55,000, respectively, under this agreement.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of June 30, 2022.

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

Pursuant to the Debrider License Agreement, at the time Rochal issues a purchase order to its contract manufacturer for the first good manufacturing practice run of the licensed products, the Company is obligated to pay Rochal $600,000 in cash. This milestone was achieved during the second quarter of 2022 and, as a result, the Company paid Rochal $600,000 in July 2022.

Future commitments under the terms of the Debrider License Agreement include:

●	Upon FDA clearance of the licensed products, the Company will pay Rochal $500,000 in cash and an additional $1,000,000, which, at the Company’s option, may be paid in any combination of cash and its common stock.

●	The Company will pay Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal will be $100,000 beginning with the first full calendar year following the year in which first commercial sales of the licensed products occur and increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

●	The Company will pay additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of June 30, 2022.

Resorbable Bone Hemostat

The Company acquired a patent in 2009 for a resorbable bone hemostat and delivery system for orthopedic bone void fillers. In connection with the patent acquisition, the Company entered into a royalty agreement to pay 8% of the Company’s net revenues, including royalty revenues, generated from products that utilize the Company’s acquired patented bone hemostat and delivery system. This patent is not part of the Company’s long-term strategic focus. The Company subsequently licensed the patent to a third party to market a bone void filler product for which the Company receives a 2% royalty on product sales over the life of the patent, which expires in 2023, with annual minimum royalties of $201,000. To date, royalty revenues received by the Company related to this licensing agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter). Therefore, the Company’s annual royalty obligation has been $16,080 ($4,020 per quarter), with the expense being reported in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations.

Precision Healing Merger Agreement

On April 4, 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive  closing consideration consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of the Company’s common stock on April 4, 2022 which was $30.75.

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted pursuant to their terms into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031 and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC Topic 805, Business Combinations (“ASC 805”). The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. See Note 10 for more information regarding the merger with Precision Healing.

Other Commitments

On May 9, 2019, the Company organized Sanara Pulsar, LLC (“Sanara Pulsar”), a Texas limited liability company, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited (“WCS”), an unaffiliated company registered in the United Kingdom. At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In the event WCS’s annual Form K-l from Sanara Pulsar does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), the Company will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1, as a distribution from Sanara Pulsar to WCS. For each of the years 2021 through 2024 the Target Net Income will increase by $20,000. In April 2022, the Company paid WCS $220,000 related to the fiscal 2021 Form K-1. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to the Company until such time as the Company has received an amount of distributions equal to all such advances to WCS.

NOTE 5 - OPERATING LEASES

The Company periodically enters into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease.

Right of use assets (“ROU assets”) represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized on the transition date based on the present value of lease payments over the respective lease term, with the office space ROU asset adjusted for deferred rent liability.

The Company has two active operating leases: an office space lease with a remaining lease term of 24 months and a facility lease with a remaining term of 2 months as of June 30, 2022. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as ROU assets and lease liabilities.

Effective July 1, 2021, the Company assumed a facility lease pursuant to the Rochal asset purchase agreement (see Note 9). The Company intends to renew this lease prior to its expiration on August 31, 2022. The base monthly rent was $8,504 through August 31, 2021, then increased to $8,808 for the remainder of the lease. As the implicit rate in the lease was not determinable, the discount rate applied to determine the present value of lease payments was the 4% borrowing rate on the Company’s line of credit as of the assumption date. The office space lease agreement contains no renewal terms; therefore, no lease liability was recorded for periods beyond the termination date.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $296,626 and a related lease liability of $308,337 as of June 30, 2022. The Company recorded lease expense of $126,815 for the six months ended June 30, 2022 for its leased assets and $75,476 for the six months ended June 30, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $127,777 for the six months ended June 30, 2022 and $76,178 for the six months ended June 30, 2021. The present value of the Company’s operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

June 30, 2022
Remainder of 2022	94,016
2023	154,271
2024	77,870
2025	-
2026	-
Thereafter	-

Total lease payments	326,157
Less imputed interest	(17,820)
Present Value of Lease Liabilities	$308,337

Operating lease liabilities – current	156,959
Operating lease liabilities – long-term	151,378

As of June 30, 2022, the Company’s operating leases have a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 6.13%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held on July 9, 2020, the Company approved the Restated 2014 Omnibus Long-Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 484,553 shares had been issued under the LTIP Plan and 1,515,447 were available for issuance as of June 30, 2022.

On January 18, 2021, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”), effective as of January 14, 2021, whereby the Company acquired the remaining equity interests in Woundyne Medical, LLC (“Woundyne”) in exchange for the issuance of an aggregate of 29,536 shares of the Company’s common stock with a fair value of $1,000,000. The acquisition of the outstanding equity interests of Woundyne was accounted for as an asset acquisition. The primary asset acquired by the Company is the Woundyne software platform which allows data related to chronic and surgical wounds to be tracked, monitored, and interfaced with the software user’s electronic medical records. Woundyne has no other material assets, liabilities, or revenues. The issuance of these shares was capitalized as internal use software. The Company subsequently changed the name of Woundyne Medical, LLC to WounDerm, LLC.

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

Following the closing of the Offering in February 2021, the Company made a $750,000 milestone payment to Rochal in the form of 20,834 shares of the Company’s common stock (see Note 3).

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

On April 4, 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of the Company’s common stock on April 4, 2022 which was $30.75.

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted pursuant to their terms into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031 and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. See Note 10 for more information regarding the merger with Precision Healing.

Restricted Stock Awards

During the six months ended June 30, 2022, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 176,344 shares, net of forfeitures, of restricted common stock to employees and directors of the Company. The fair value of these awards was $4,368,128 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,288,335 was recognized in selling, general and administrative expenses during the six months ended June 30, 2022, and $623,440 was recognized during the six months ended June 30, 2021. Equity awards totaling $1,038,183, which were accrued as a liability as of December 31, 2021, were reclassed to equity in 2022 upon settlement of these awards.

At June 30, 2022, there was $3,745,738 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

Below is a summary of restricted stock activity for the six months ended June 30, 2022:

	For the Six Months Ended
	June 30, 2022
		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at beginning of period	161,450	$18.13
Granted	178,857	24.78
Vested	(138,658)	19.79
Forfeited	(2,513)	25.28
Non-vested at June 30, 2022	199,136	$22.86

Stock Options

A summary of the status of outstanding stock options at June 30, 2022 and changes during the six-month period then ended is presented below:

	For the Six Months Ended
	June 30, 2022
		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00	0.5
Granted or assumed	144,191	10.71	8.3
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2022	155,691	$10.36	7.7

Exercisable at June 30, 2022	155,691	$10.36	7.7

Warrants

A summary of the status of outstanding warrants to purchase common stock at June 30, 2022 and changes during the six-month period then ended is presented below:

	For the Six Months Ended
	June 30, 2022
		Weighted Average	Weighted Average
	Warrants	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	-	$-	-
Granted or assumed	16,725	10.80	8.3
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2022	16,725	$10.80	8.3

Exercisable at June 30, 2022	16,725	$10.80	8.3

NOTE 7 – DEBT AND CREDIT FACILITIES

Revolving Line of Credit

On January 15, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Cadence Bank, N.A. (“Cadence”) providing for a $2.5 million revolving line of credit. Pursuant to the terms of the Loan Agreement, the revolving line of credit was set to mature on January 13, 2023 and was secured by substantially all of the Company’s assets.

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

NOTE 8 – INVESTMENTS IN EQUITY SECURITIES

The Company’s equity investments consist of nonmarketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. On March 7, 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was 8.1% as of June 30, 2022.

On November 9, 2020, the Company entered into agreements to purchase certain nonmarketable securities consisting of 150,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing Inc. for an aggregate purchase price of $600,000. The Series A Stock is convertible into 150,000 shares of common stock of Precision Healing and has a senior liquidation preference relative to the common shareholders. This initial investment represented 12.6% ownership of Precision Healing’s outstanding voting securities. In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which is convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. On June 17, 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock which increased the Company’s ownership of Precision Healing’s outstanding voting securities to 29.0%. In October and in December of 2021, 125,000 and 150,000 more shares of Series A Stock were purchased for $500,000 and $600,000, respectively.

As discussed above, on April 4, 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company (see Note 10 for more information). As a result of the merger, the Company’s equity method investment in Precision ceased on April 4, 2022. The Company has recorded $379,633 as its share of the loss from this equity method investment in 2022.

On June 3, 2021, the Company invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with the Company’s purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), a subsidiary of the Company, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, the Company issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of June 30, 2022.

The following summarizes the Company’s investments:

	June 30, 2022		December 31, 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$-	-%	$2,183,073	40.3%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		750,000
Pixalere Healthcare, Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		2,834,278

Total Investments	$3,084,278		$5,017,351

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	Three Months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment
Precision Healing Inc.	$-	$(179,769)	$(379,633)	$(278,904)

Total	$-	$(179,769)	$(379,633)	$(278,904)

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

Based on guidance provided by ASC 805, the Company recorded the Rochal asset purchase as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., patents, patent applications, and patent applications to be written) based on the Company’s internal valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows over the life of the respective patents and patent applications. Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

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

NOTE 10 – PRECISION HEALING MERGER

On April 1, 2022, the Company entered into a merger agreement by and among the Company, United Wound and Skin Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, Precision Healing, PH Merger Sub I, Inc., a Delaware corporation, PH Merger Sub II, LLC, a Delaware limited liability company, and Furneaux Capital Holdco, LLC (d/b/a BlueIO), solely in its capacity as the representative of the securityholders of Precision Healing. On April 4, 2022 (the “Closing Date”), the merger parties closed the transactions contemplated by the merger agreement and Precision Healing became a wholly owned subsidiary of the Company.

Precision Healing is developing a diagnostic imager and smart pad for assessing a patient’s wound and skin conditions. This comprehensive skin and wound assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. To date, Precision Healing has not generated revenues.

Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of the Company’s common stock on April 4, 2022 which was $30.75.

On the Closing Date, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted pursuant to their terms into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031 and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030.

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

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement.

As the contingent earnout payments are not subject to any specific individual performance by the shareholders, the contingent shares are not subject to ASC Topic 718, Compensation – Stock Compensation. Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation will be measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the consideration will be classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

The total purchase consideration as determined by the Company was as follows:

Consideration	Equity Shares	Dollar Value
Fair value of Sanara common shares issued	165,738	$5,096,444
Fair value of assumed options	144,191	4,109,750
Fair value of assumed warrants	16,725	502,895
Cash paid to non-accredited investors		125,370
Cash paid for fractional shares		596
Carrying value of equity method investment in Precision Healing		1,803,440
Fair value of contingent earnout consideration		3,882,151
Direct transaction costs		1,061,137
Total purchase consideration		$16,581,783

Based on guidance provided by ASC 805, the Company recorded the Precision Healing merger as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired in -process research and development based on the Company’s valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows. Accordingly, the Company accounted for the merger as an asset acquisition.

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the estimated fair value of the gross assets acquired, the total fair value of the net assets acquired was primarily attributable to the intellectual property (i.e., in-process research and development) and assembled workforce.

The total purchase consideration was allocated based on the relative estimated fair value of such assets as follows:

Description	Amount	Percent of Total
Cash	32,202	0.2%
Net working capital (excluding cash)	(308,049)	(1.9%)
Fixed assets, net	9,228	0.1%
In-process research and development	13,000,000	78.4%
Assembled workforce	3,848,402	23.2%
Net assets acquired	16,581,783	100.0%

NOTE 11 - RELATED PARTIES

Payables and Receivables with Related Parties

The Company had outstanding payables to related parties totaling $745,492 at June 30, 2022, and $155,817 at December 31, 2021. The Company had outstanding receivables from related parties totaling $210,584 at June 30, 2022, and $79,787 at December 31, 2021.

CellerateRX Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2021 and the first half of 2022. On January 26, 2021, the Company amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the six months ended June 30, 2022 and 2021, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations, was $812,966 and $404,220, respectively, under the terms of this agreement.

Ronald T. Nixon, the Company’s Executive Chairman, is the founder and managing partner of Catalyst.

Product License Agreements

On July 7, 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) approved. Mr. Nixon is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Rochal Asset Purchase

As discussed in Note 9, on July 14, 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock.

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

Mr. Nixon is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Ann Beal Salamone, a director, is a significant shareholder, the former president and current Chairman of the Board of Rochal.

NOTE 12 – SUBSEQUENT EVENTS

On July 1, 2022, the Company entered into a membership interest purchase agreement by and among the Company, Scendia Biologics, LLC, a Delaware limited liability company (“Scendia”), and Ryan Phillips (the “Seller”) pursuant to which, and in accordance with the terms and conditions set forth therein, the Company acquired 100% of the issued and outstanding membership interests in Scendia from the Seller.

Scendia provides clinicians and surgeons with a full line of the regenerative and orthobiologic technologies for their patients through certain customer accounts. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN Amniotic Membrane Allograft, (ii) BiFORM Bioactive Moldable Matrix, (iii) AMPLIFY Verified Inductive Bone Matrix and (iv) ALLOCYTE Advanced Cellular Bone Matrix. Prior to the Acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all of the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

Pursuant to the purchase agreement, the aggregate consideration for the acquisition was $7.4 million, which consisted of (i) a $1.4 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld, issued, and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to the Seller in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing.

The Company has not yet completed its purchase accounting for this acquisition, including determining the preliminary fair value of the assets acquired, liabilities assumed and the fair value of contingent consideration.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, including, without limitation, statements concerning the impact of the COVID-19 pandemic and our expectations for selling, general and administrative expenses. Statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements and generally may be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “preliminary,” “project,” “seeks,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. These statements should be viewed with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors, among others, could cause actual results to differ materially from those in the forward-looking statements:

●	shortfalls in forecasted revenue growth;
●	our ability to implement our comprehensive wound and skin care strategy through acquisitions and investments and our ability to realize the anticipated benefits of such acquisitions and investments;
●	our ability to meet our future capital requirements;
●	our ability to retain and recruit key personnel;
●	the intense competition in the markets in which we operate and our ability to compete within our markets;
●	the failure of our products to obtain market acceptance;
●	the effect of security breaches and other disruptions;
●	our ability to maintain effective internal controls over financial reporting;
●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;
●	our ability to maintain and further grow clinical acceptance and adoption of our products;
●	the impact of competitors inventing products that are superior to ours;
●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;
●	our ability to manage product inventory in an effective and efficient manner;
●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;
●	our ability to successfully expand into wound and skin care virtual consult and other services;
●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;
●	our dependence on technologies and products that we license from third parties;
●	the impact of the COVID-19 pandemic on our business, financial condition and results of operations;
●	the effects of current and future laws, rules, regulations and reimbursement policies relating to the labeling, marketing and sale of our products and our planned expansion into wound and skin care virtual consult and other services and our ability to comply with the various laws, rules and regulations applicable to our business; and
●	the effect of defects, failures or quality issues associated with our products.

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

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. Our portfolio of products, services and technologies is designed to allow us to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities, home health, hospice, and retail). Each of our products, services, and technologies contributes to our overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. We strive to be one of the most innovative and comprehensive providers of effective wound and skin care solutions and are continually seeking to expand our offerings for patients requiring wound and skin care treatments across the entire continuum of care in the United States.

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

Comprehensive Value-Based Care Strategy

In June 2020, we formed a subsidiary, United Wound and Skin Solutions, LLC (“UWSS”, or “WounDerm”), to hold certain investments and operations in wound and skin care virtual consult services. Through WounDerm, we plan to offer a comprehensive wound and skin solution and partner with value-based care providers with the dual goal of lowering the cost to treat wounds while improving clinical outcomes.

Our comprehensive solution consists of four key components: diagnostics, virtual consult services for wound care and dermatology, proprietary efficacious products, and a wound care and dermatology specific electronic medical record (“EMR”) and mobile application. We expect these components will work synergistically to allow clinicians to analyze and treat wound and dermatology conditions more efficiently than the current standard of care:

●	Diagnostics – Our proprietary diagnostics currently under development, which we recently acquired from Precision Healing, Inc. (“Precision Healing”), are designed to quantify key biomarkers that dictate the trajectory of wound healing and identify deficiencies to aide in treatment. Ultimately, we believe that our diagnostics will develop treatment algorithms based on the data collected by the Precision Healing technology.
●	Virtual Consult Services – Through our exclusive affiliation with Direct Dermatology Inc. and other affiliations, we are able to offer virtual consult services for wound care and dermatology provided by experienced, specialized physicians and clinicians.
●	Proprietary Products – We currently offer products for improving patient outcomes by addressing conditions that impact wound healing. We are currently conducting multiple studies to prove the efficacy of our products while developing new products in our six focus areas of (1) debridement, (2) biofilm removal, (3) hydrolyzed collagen, (4) advanced biologics, (5) negative pressure wound therapy products and (6) the oxygen delivery system segment of the wound and skin care market.
●	EMR and Mobile Application – Our EMR and mobile application were developed specifically for wound care and dermatology. We are currently developing the capability for the EMR and mobile application to offer wound tracking analytics, recommended treatments and decision support, and automated referrals.

We believe that by offering a proprietary comprehensive solution for wound care and dermatology, we will be a value-added partner for providers in value-based care programs, such as Medicare Advantage and other risk-based contracts.

Recent Acquisitions

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

On April 4, 2022, we closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and smart pad for assessing a patient’s wound and skin conditions. This comprehensive skin and wound assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol.

Recent Developments

Update on the COVID-19 Pandemic

During the second half of 2021, the United States experienced a surge of COVID-19 cases as the Delta and Omicron variants of the virus impacted much of the country and negatively impacted our sales in Texas, the northeastern United States, and other markets. The duration and effects of the pandemic remain uncertain; however, management believes that elective surgical procedures will continue to be performed with the exception of certain geographic hotspots. During the first half of 2022, we do not believe our business was materially affected by COVID-19 restrictions on elective surgeries. We will continue to closely monitor the pandemic in order to ensure the safety of our people and our ability to serve our customers and patients.

Precision Healing Merger

As discussed above, on April 4, 2022, we closed a merger transaction with Precision Healing pursuant to which Precision Healing became our wholly owned subsidiary. Pursuant to the merger agreement, among other things, we agreed to (i) pay the holders of Precision Healing common stock and preferred stock closing consideration consisting of 165,738 shares of our common stock, which was issued to accredited investors, and $125,966 in cash, which was paid to stockholders who were not accredited investors, (ii) pay approximately $0.6 million of transaction expenses on behalf of the equity holders of Precision Healing, (iii) assume all outstanding options and warrants of Precision Healing and (iv) pay, subject to the achievement of certain performance thresholds, earnout consideration of up to $10.0 million which is payable in cash, or at our election, is payable to accredited investors in shares of our common stock.

Scendia Biologics Acquisition

On July 1, 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia Biologics, LLC, a Delaware limited liability company (“Scendia”), and Ryan Phillips (the “Seller”) pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller.

Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN Amniotic Membrane Allograft, (ii) BiFORM Bioactive Moldable Matrix, (iii) AMPLIFY Verified Inductive Bone Matrix and (iv) ALLOCYTE Advanced Cellular Bone Matrix. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all of the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

Pursuant to the purchase agreement, the aggregate consideration for the acquisition was $7.4 million, which consisted of (i) a $1.4 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of our common stock with an agreed upon value of $6.0 million. Pursuant to the purchase agreement, at closing, we withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld, issued, and released to the Seller after closing, as and to the extent provided in the purchase agreement, to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash and stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to the Seller in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing.

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

The vast majority of our product sales revenue is derived from sales of CellerateRX surgical powder. Revenue streams from product sales and royalties are summarized below for the six months ended June 30, 2022 and 2021. All revenue was generated in the United States.

	Six Months Ended
	June 30,
	2022	2021
Product sales revenue	$17,381,501	$11,186,069
Royalty revenue	100,500	100,500
Total Net Revenue	$17,482,001	$11,286,569

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

Cost of Goods Sold

Cost of goods sold consists primarily of the acquisition costs from the manufacturers of our licensed products, raw material costs for certain components sourced directly by us, and all related royalties due as a result of the sale of our products. Our gross profit represents total net revenue less the cost of goods sold, and gross margin is gross profit expressed as a percentage of total revenue.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of salaries, sales commissions, benefits, bonuses, and stock-based compensation. SG&A also includes outside legal counsel, audit fees, insurance premiums, rent, and other corporate expenses. We expense all SG&A expenses as incurred.

Research and development expenses (“R&D”) include costs related to enhancements to our currently available products and additional investments in our product and platform development pipeline. This includes personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of lease expense and other facilities-related costs. We expense R&D costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements as well as bring new products to market.

Depreciation and amortization expenses include depreciation of fixed assets and amortization of intangible assets that have a finite life, such as product licenses, patents and assembled workforces.

Other Expense

Other expense is primarily comprised of losses on equity method investments, accretion expense on earnout liabilities, interest expense and other nonoperating activities.

Results of Operations

Net Revenues. For the three months ended June 30, 2022, we generated net revenues of $9,670,778 compared to net revenues of $6,277,133 for the three months ended June 30, 2021, representing a 54% increase from the prior year period. For the six months ended June 30, 2022, net revenues totaled $17,482,001 compared to net revenues of $11,286,569 for the six months ended June 30, 2021, representing a 55% increase from the prior year period. The higher net revenues in 2022 were primarily due to increased sales of surgical wound care products as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2022, was $958,086, compared to cost of goods sold of $536,405 for the three months ended June 30, 2021. Cost of goods sold for the six months ended June 30, 2022 was $1,763,167, compared to cost of goods sold of $1,010,838 for the six months ended June 30, 2021. The increases over the prior year periods were primarily due to higher sales volume in 2022. Gross margins were approximately 90% and 91% for the six months ended June 30, 2022 and 2021, respectively. The slightly lower gross margins in 2022 were due to non-cash obsolescence charges of approximately $130,000 related to certain inventory nearing its expiration date.

Selling, general and administrative expenses. SG&A expenses for the three months ended June 30, 2022, were $10,428,133, as compared to $6,562,144 for the three months ended June 30, 2021. SG&A expenses for the six months ended June 30, 2022, were $19,803,763 compared to SG&A expenses of $11,971,874 for the six months ended June 30, 2021. The higher SG&A expenses in 2022 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $5.5 million, or 70% of the increase compared to prior year. The higher direct sales and marketing expenses were primarily attributable to an increase in sales commissions of $2.5 million as a result of higher product sales, and $1.3 million of increased costs as a result of sales force expansion and operational support. Costs related to travel and in-person promotional activities increased by $0.8 million in 2022 compared to 2021 due to the resumption of many in-person activities that were cancelled or postponed in 2021 as a result of the COVID-19 pandemic. The increase in 2022 SG&A expenses was also partly attributable to increased noncash equity compensation and higher payroll costs related to the mid-year addition of the Rochal workforce in July 2021. As part of our strategy to expand our sales reach in new and existing markets, we have employed nine additional field sales representatives since June 30, 2021. As of June 30, 2022, we had a total of 35 field sales representatives.

Research and development expenses. R&D expenses for the three months ended June 30, 2022, were $1,067,000 compared to $103,981 for the three months ended June 30, 2021. R&D expenses for the six months ended June 30, 2022, were $1,271,637 compared to $222,193 for the six months ended June 30, 2021. R&D expenses in the second quarter of 2022 included approximately $826,000 of costs related to our newly acquired Precision Healing multispectral imager and biomarker assay for assessing patient wound and skin conditions. The higher R&D expenses in 2022 were also partly due to several new development projects for our currently licensed products.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2022, was $412,028 compared to $100,807 for the three months ended June 30, 2021. Depreciation and amortization expense for the six months ended June 30, 2022, was $614,775 compared to $191,398 for the six months ended June 30, 2021. The higher depreciation and amortization expense in 2022 was due to the amortization of internal use software placed into service in 2021 and additional amortization related to the patents acquired from Rochal and the assembled workforce acquired from Precision Healing.

Other expense. Other expense for the three months ended June 30, 2022, was $63,427 compared to $179,769 for the three months ended June 30, 2021. Other expense for the six months ended June 30, 2022 was $443,060 compared to $279,615 for the six months ended June 30, 2021. The higher other expense for the six months ended June 30, 2022 was due to increased ownership in Precision Healing, resulting in recognition of a noncash loss of $379,633 from our equity method investment compared to $278,904 in 2021, and accretion expense of earnout liabilities of $63,427 recognized during the three months ended June 30, 2022.

Net loss. We had a net loss of $3,257,896 for the three months ended June 30, 2022, compared to a net loss of $1,205,973 for the three months ended June 30, 2021. For the six months ended June 30, 2022, we had a net loss of $6,414,401, compared to a net loss of $2,389,349 for the six months ended June 30, 2021. The higher net loss in 2022 was due to increased SG&A costs described above, higher R&D expenses, and the recognition of losses on our equity method investment in Precision Healing.

Liquidity and Capital Resources

Cash on hand at June 30, 2022 was $12,678,846, compared to $18,652,841 at December 31, 2021. Historically, we have financed our operations primarily from the sale of equity securities. On February 12, 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect our future needs for cash to include expanding our salesforce, further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital and acquisitions. Based on our current plan of operations, including acquisitions, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

On May 9, 2019, the Company organized Sanara Pulsar, LLC (“Sanara Pulsar”), a Texas limited liability company, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited (“WCS”), an unaffiliated company registered in the United Kingdom. At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. In the event WCS’s annual Form K-l from Sanara Pulsar does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), the Company will, within 30 days after such determination, pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1, as a distribution from Sanara Pulsar to WCS. For each of the years 2021 through 2024 the Target Net Income will increase by $20,000. In April 2022, the Company paid WCS $220,000 related to the fiscal 2021 Form K-1. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to the Company until such time as the Company has received an amount of distributions equal to all such advances to WCS.

On July 7, 2019, we executed a license agreement with Rochal, a related party, whereby we acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Under the terms of the BIAKŌS License Agreement, we agreed to pay Rochal $750,000 upon the completion of a capital raise, on or before December 31, 2022, of at least $10,000,000 through the sale of our common stock or assets. In March 2021, we issued 20,834 shares of our common stock to Rochal as full payment of the $750,000, which became due upon the completion of our capital raise in February 2021.

On June 3, 2021, we invested $2,084,278 for 278,587 Class A Preferred Shares (the “Shares”) of Canada based Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with our purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, we issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of our common stock, and assumed certain liabilities of $3,900.

On November 9, 2020, we entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing for an aggregate purchase price of $600,000. In 2021, we made additional purchases of Series A Stock as follows: $600,000 in February, $500,000 in June, $500,000 in October, and $600,000 in December.

On April 4, 2022, we closed a merger transaction with Precision Healing pursuant to which Precision Healing became our wholly owned subsidiary. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of our common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. We recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of our common stock on April 4, 2022 which was $30.75.

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of our common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of our common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031 and (ii) 12,301 shares of our common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, we terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at our election, is payable to accredited investors in shares of our common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of our common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of our common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement

On July 1, 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia, and the Seller pursuant to which, and in accordance with the terms and conditions set forth therein, we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller.

Pursuant to the purchase agreement, the aggregate consideration for the acquisition was $7.4 million, which consisted of (i) a $1.4 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of common stock. Pursuant to the purchase agreement, at closing, we withheld 94,798 Indemnity Holdback Shares, which shall be withheld, issued, and released to the Seller after closing as and to the extent provided in purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to the Seller in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing.

Cash Flow Analysis

For the six months ended June 30, 2022, net cash used in operating activities was $3,266,795 compared to $1,595,895 used in operating activities for the six months ended June 30, 2021. The higher use of cash in 2022 was primarily due to higher SG&A expenses related to sales force expansion, the addition of the Rochal workforce in mid-2021, higher R&D costs related to the acquired assets from Precision Healing, and the resumption of certain travel and promotional activities in 2022 which were cancelled or postponed in 2021 as a result of the COVID-19 pandemic.

For the six months ended June 30, 2022, net cash used in investing activities was $2,384,269 compared to $3,209,724 used in investing activities during the six months ended June 30, 2021. The lower use of cash used in investing activities in 2022 was primarily due to fewer cash investments in equity securities during the first half of 2022 , partially offset by purchases of intangible assets, primarily related to the Precision Healing merger.

For the six months ended June 30, 2022, net cash used in financing activities was $322,931 as compared to $28,739,257 provided by financing activities for the six months ended June 30, 2021. The cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses.

Material Transactions with Related Parties

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from AN. Sales of CellerateRX have comprised the majority of our sales during 2021 and the first half of 2022. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the six months ended June 30, 2022 and 2021, royalties accrued under the terms of this agreement totaled $812,966 and $404,220, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst.

Rochal Asset Purchase

On July 14, 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of common stock.

After the asset purchase, Rochal owned 95,203 shares of our common stock. Mr. Nixon is, with respect to Rochal, a director, a significant shareholder indirectly and a majority shareholder with the exercise of certain warrants. Additionally, Ann Beal Salamone, a director of the Company, is a significant shareholder, former president and current Chair of the board of directors of Rochal.

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

Critical Accounting Estimates

Our unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. Our discussion and analysis of our financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Significant accounting policies and methods used in the preparation of our consolidated financial statements are summarized in Note 2, “Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended June 30, 2022 that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report or incorporated herein by reference:

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

10.1	Common Stock Warrant, issued by Sanara MedTech Inc. to Furneaux Capital Holdco, LLC (d/b/a BlueIO) on April 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.2	Common Stock Warrant, issued by Sanara MedTech Inc. to Furneaux Capital Holdco, LLC (d/b/a BlueIO) on April 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.3	Precision Healing Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.4	Amended and Restated Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Zachary B. Fleming (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

10.5	Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Michael D. McNeil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sanara MedTech Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission or its staff.

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

SANARA MEDTECH INC.

August 15, 2022	By:	/s/ Michael McNeil
Michael McNeil Chief Financial Officer (Principal Financial Officer and duly authorized officer)

