Form 10-Q
period 2022-09-30
Sanara MedTech Inc.
filed 2022-11-14
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, 8,303,729 shares of the Issuer’s $0.001 par value common stock were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended September 30, 2022

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

Unless otherwise indicated, “Sanara,” “we,” “us,” “our,” and “the Company,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$10,285,380	$18,652,841
Accounts receivable, net	5,420,722	2,861,014
Accounts receivable – related party	68,867	79,787
Royalty receivable	49,344	49,344
Inventory, net	3,734,250	2,048,191
Prepaid and other assets	1,014,508	917,318
Total current assets	20,573,071	24,608,495

Long-term assets
Property and equipment, net	1,470,600	1,629,845
Right of use assets – operating leases	854,723	412,770
Goodwill	3,277,536	-
Intangible assets, net	32,217,182	4,727,970
Investment in equity securities	3,084,278	5,017,351
Total long-term assets	40,904,319	11,787,936

Total assets	$61,477,390	$36,396,431

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$893,879	$438,154
Accounts payable – related parties	29,005	155,817
Accrued royalties and expenses	1,653,326	706,196
Accrued bonuses and commissions	6,330,629	4,518,817
Operating lease liabilities – current	299,072	203,292
Total current liabilities	9,205,911	6,022,276

Long-term liabilities
Earnout liabilities – long-term	7,055,267	-
Operating lease liabilities – long-term	567,744	222,151
Total long-term liabilities	7,623,011	222,151

Total liabilities	16,828,922	6,244,427

Commitments and contingencies (Note 9)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,303,729 issued and outstanding as of September 30, 2022 and 7,676,662 issued and outstanding as of December 31, 2021	8,304	7,677
Additional paid-in capital	64,565,730	45,867,768
Accumulated deficit	(19,116,046)	(15,235,044)
Total Sanara MedTech shareholders’ equity	45,457,988	30,640,401
Equity attributable to noncontrolling interest	(809,520)	(488,397)
Total shareholders’ equity	44,648,468	30,152,004
Total liabilities and shareholders’ equity	$61,477,390	$36,396,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Revenue	$13,044,571	$5,823,942	$30,526,572	$17,110,511

Cost of goods sold	2,228,561	517,611	3,991,728	1,528,449

Gross profit	10,816,010	5,306,331	26,534,844	15,582,062

Operating expenses
Selling, general and administrative expenses	12,062,195	6,920,105	31,865,958	18,891,979
Research and development	1,061,387	35,674	2,333,024	257,867
Depreciation and amortization	814,881	204,570	1,556,752	395,968
Total operating expenses	13,938,463	7,160,349	35,755,734	19,545,814

Operating loss	(3,122,453)	(1,854,018)	(9,220,890)	(3,963,752)

Other expense
Interest and accretion expense	(109,689)	-	(173,116)	(711)
Share of losses from equity method investment	-	(193,843)	(379,633)	(472,747)
Total other expense	(109,689)	(193,843)	(552,749)	(473,458)

Loss before income taxes	(3,232,142)	(2,047,861)	(9,773,639)	(4,437,210)
Income tax benefit	1,702,890	-	5,844,796	-

Net loss	(1,529,252)	(2,047,861)	(3,928,843)	(4,437,210)

Less: Net loss attributable to noncontrolling interest	(58,792)	(27,491)	(98,485)	(63,604)

Net loss attributable to Sanara MedTech shareholders	$(1,470,460)	$(2,020,370)	$(3,830,358)	$(4,373,606)

Net loss per share of common stock, basic and diluted	$(0.18)	$(0.27)	$(0.49)	$(0.60)

Weighted average number of common shares outstanding, basic and diluted	8,107,261	7,518,165	7,836,882	7,279,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2020	6,297,008	$6,297	$13,176,576	$(7,032,242)	$(310,395)	$5,840,236
Issuance of common stock for asset acquisitions	50,370	50	1,749,950	-	-	1,750,000
Issuance of common stock in equity offering	1,265,000	1,265	28,937,992	-	-	28,939,257
Share-based compensation	4,744	5	325,513	-	-	325,518
Distribution to noncontrolling interest member	-	-	-	-	(200,000)	(200,000)
Net loss	-	-		(1,181,744)	(1,632)	(1,183,376)
Balance at March 31, 2021	7,617,122	$7,617	$44,190,031	$(8,213,986)	$(512,027)	$35,471,635
Share-based compensation	(4,786)	(5)	297,927	-	-	297,922
Capital contribution of noncontrolling interest member	-	-	-	-	93,879	93,879
Net loss	-	-	-	(1,171,492)	(34,481)	(1,205,973)
Balance at June 30, 2021	7,612,336	$7,612	$44,487,958	$(9,385,478)	$(452,629)	$34,657,463
Share-based compensation	5,339	5	228,781	-	-	228,786
Issuance of common stock for asset acquisitions	14,369	15	584,229	-	-	584,244
Net loss	-	-	-	(2,020,370)	(27,491)	(2,047,861)
Balance at September 30, 2021	7,632,044	$7,632	$45,300,968	$(11,405,848)	$(480,120)	$33,422,632

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004
Share-based compensation	137,076	136	1,622,982	-	-	1,623,118
Net settlement and retirement of equity-based awards	(3,343)	(3)	(52,284)	(50,644)	-	(102,931)
Net loss	-	-	-	(3,129,324)	(27,181)	(3,156,505)
Balance at March 31, 2022	7,810,395	$7,810	$47,438,466	$(18,415,012)	$(515,578)	$28,515,686
Share-based compensation	39,268	39	703,361	-	-	703,400
Issuance of common stock for asset acquisitions	165,738	166	5,096,278	-	-	5,096,444
Issuance of common stock options and warrants for asset acquisitions	-	-	4,612,645	-	-	4,612,645
Distribution to noncontrolling interest member	-	-	-	-	(220,000)	(220,000)
Net income (loss)	-	-	-	769,426	(12,512)	756,914
Balance at June 30, 2022	8,015,401	$8,015	$57,850,750	$(17,645,586)	$(748,090)	$39,465,089
Share-based compensation	(3,358)	(3)	683,205	-	-	683,202
Issuance of common stock for acquisitions	291,686	292	6,031,775	-	(2,638)	6,029,429
Net loss	-	-	-	(1,470,460)	(58,792)	(1,529,252)
Balance at September 30, 2022	8,303,729	$8,304	$64,565,730	$(19,116,046)	$(809,520)	$44,648,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,928,843)	$(4,437,210)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,556,752	395,968
Loss on disposal of asset	2,876	-
Bad debt expense	220,000	51,536
Inventory obsolescence	289,406	106,823
Share-based compensation	1,971,537	852,226
Accretion of earnout liabilities	173,116	-
Noncash lease expense	189,409	118,022
Loss on equity method investment	379,633	472,747
Benefit from deferred income taxes	(5,844,796)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(754,934)	101,916
Accounts receivable – related party	10,920	(171,441)
Inventory, net	(451,838)	(510,920)
Prepaid and other assets	(69,490)	(409,084)
Accounts payable	(800,788)	50,140
Accounts payable – related parties	(126,812)	(91,454)
Accrued royalties and expenses	947,130	95,976
Accrued bonuses and commissions	1,516,858	464,658
Operating lease liabilities	(189,990)	(120,071)
Net cash used in operating activities	(4,909,854)	(3,030,168)
Cash flows from investing activities:
Purchases of property and equipment	(93,651)	(30,157)
Proceeds from disposal of assets	894	-
Purchases of intangible assets	(600,000)	(578,586)
Investment in equity securities	(250,000)	(3,184,278)
Acquisitions, net of cash acquired	(2,191,919)	-
Net cash used in investing activities	(3,134,676)	(3,793,021)
Cash flows from financing activities:
Draw on line of credit	-	800,000
Pay off line of credit	-	(800,000)
Public offering net proceeds	-	28,939,257
Net settlement of equity-based awards	(102,931)	-
Distribution to noncontrolling interest member	(220,000)	(200,000)
Net cash flows provided by (used in) financing activities	(322,931)	28,739,257
Net increase (decrease) in cash	(8,367,461)	21,916,068
Cash, beginning of period	18,652,841	455,366
Cash, end of period	$10,285,380	$22,371,434

Cash paid during the period for:
Interest	$-	$711
Supplemental noncash investing and financing activities:
Equity issued for acquisitions	15,738,518	2,334,244
Earnout liabilities generated by acquisitions	6,882,151	-
Investment in equity securities converted in asset acquisition	1,803,440	-
License agreement as capital contribution from noncontrolling interest member	-	93,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its consolidated subsidiaries, “we”, “our”, “us” or the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical and chronic wound and skin care markets. The Company’s portfolio of products, services and technologies is designed to allow the Company to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities, home health, hospice, and retail). Each of the Company’s products, services, and technologies contributes to the Company’s overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where patients receive care. The Company strives to be one of the most innovative and comprehensive providers of effective wound and skin care solutions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. All significant intercompany profits, losses, transactions, and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2021 and 2020, which are included in the Company’s most recent Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expenses during the reporting period. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact on the Company’s estimates and assumptions used in preparing its unaudited consolidated financial statements as of and for the nine months ended September 30, 2022. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income / Loss Per Share

The Company computes income per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations, as their inclusion would have been anti-dilutive during the three and nine months ended September 30, 2022 and 2021 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	As of September 30,
	2022	2021

Stock options (a)	155,691	11,500
Warrants (b)	16,725	-
Unvested restricted stock	192,215	111,590

(a)	Includes 144,191 stock options assumed pursuant to the merger agreement with Precision Healing Inc. (“Precision Healing”) in April 2022. See Note 4 for more information regarding the Precision Healing merger.
(b)	Warrants assumed pursuant to the merger agreement with Precision Healing in April 2022. See Note 4 for more information regarding the Precision Healing merger.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for transferring those goods or services. Revenue is recognized based on the following five-step model:

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

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify the specific terms of products to be delivered, create the enforceable rights and obligations of both parties, and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2022 or 2021.

Performance obligations

The Company’s performance obligation is generally limited to delivery of the requested items to its customers at the agreed upon quantities and prices.

Determination and allocation of the transaction price

The Company has established prices for its products. These prices are effectively agreed to when customers place purchase orders with the Company. Rebates and discounts, if any, are recognized in full at the time of sale as a reduction of net revenue. Allocation of transaction prices is not necessary where only one performance obligation exists.

Recognition of revenue as performance obligations are satisfied

Product revenues are recognized when the products are delivered and control of the goods and services passes to the customer.

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales revenue	$12,994,321	$5,773,692	$30,375,822	$16,959,761
Royalty revenue	50,250	50,250	150,750	150,750
Total Net Revenue	$13,044,571	$5,823,942	$30,526,572	$17,110,511

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

Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company recorded bad debt expense of $25,000 and $0 during the three months ended September 30, 2022 and 2021, respectively and $220,000 and $51,536 during the nine months ended September 30, 2022 and 2021, respectively. The allowance for doubtful accounts was $266,909 at September 30, 2022 and $64,899 at December 31, 2021. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $5,311 at September 30, 2022 and $34,379 at December 31, 2021. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $129,689 and $76,989 during the three months ended September 30, 2022 and 2021, respectively and $289,406 and $106,823 for the nine months ended September 30, 2022 and 2021, respectively. The allowance for obsolete and slow-moving inventory had a balance of $465,313 at September 30, 2022, and $333,850 at December 31, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	September 30,	December 31,
	Life	2022	2021
Computers	3-5 years	$156,510	$104,568
Office equipment	3-5 years	50,214	21,731
Furniture and fixtures	5-10 years	258,414	221,565
Leasehold improvements	2-5 years	19,631	2,030
Internal use software	5 years	1,618,999	1,622,525

		2,103,768	1,972,419
Less accumulated depreciation		(633,168)	(342,574)

Property and equipment, net		$1,470,600	$1,629,845

Depreciation expense related to property and equipment was $106,347 and $92,408 for the three months ended September 30, 2022 and 2021, respectively and $300,655 and $127,448 for the nine months ended September 30, 2022 and 2021, respectively.

Internal Use Software

The Company accounts for costs incurred to develop or acquire computer software for internal use in accordance with ASC Topic 350-40, Intangibles – Goodwill and Other. The Company capitalizes the costs incurred during the application development stage, which generally includes third-party developer fees to design the software configuration and interfaces, coding, installation, and testing.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of September 30, 2022, all of our goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”) (see Note 5). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. We may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill).

Intangible Assets

Intangible assets are stated at cost of acquisition less accumulated amortization and impairment loss, if any. Cost of acquisition includes the purchase price and any cost directly attributable to bringing the asset to its working condition for the intended use. The Company amortizes its finite-lived intangible assets on a straight-line basis over the estimated useful life of the respective assets, which is generally the life of the related patents or licenses, seven years for customer relationships and five years for assembled workforces.

See Note 6 for more information on intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances, including the COVID-19 pandemic, indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the nine months ended September 30, 2022 or 2021.

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

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the nine-month periods ended September 30, 2022 and 2021.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities, and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include nonexchange-traded derivatives such as commodity swaps, interest rate swaps, options, and collars.

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

Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of “Other expense” in the Company’s Consolidated Statements of Operations.

Income Taxes

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all the deferred tax asset will not be realized.

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

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead which is comprised of lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products and additional investments in the product and platform development pipeline. The Company expenses R&D costs as incurred.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the Company’s consolidated results of operations, financial condition, or cash flows.

Revision of Previously Issued Financial Statements

As discussed in Note 4, the Company entered into a merger agreement with Precision Healing in April 2022. The merger was accounted for as an asset acquisition in the interim unaudited financial statements for the second quarter of 2022. Subsequent to the issuance of the second quarter 2022 unaudited financial statements, certain errors in the previously issued interim unaudited financial statements were identified. The Company evaluated the materiality of these adjustments from both a quantitative and qualitative perspective and concluded that they were immaterial to the previously issued interim unaudited financial statements taken as a whole. As such, the Company is revising the previously issued interim amounts to correct for these adjustments. These revisions have been effected in the accompanying unaudited financial statements as of and for the nine months ended September 30, 2022.

These adjustments related to the omission of certain deferred tax assets and deferred tax liabilities that were generated as part of applying the purchase accounting prescribed by ASC Topic 805, Business Combinations (“ASC 805”) as well as a change in the classification of one of the intangible assets from indefinite-lived in-process research and development to finite-lived intellectual property, which the Company began amortizing as of the acquisition date. This was done as the primary intellectual property acquired was substantially completed at the time of acquisition. As a result of these adjustments, net intangible assets increased by $4,014,810 to $25,770,716 as of June 30, 2022.

As a result of recognizing the net deferred tax liability in accounting for the acquisition, the Company also reduced its valuation allowance that had been previously provided against the Company’s existing net deferred tax assets (see Note 12 for more information).

The effects of these adjustments were as follows for the three- and six-month periods ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Operating loss	$(3,194,469)	$(127,096)	$(3,321,565)	$(5,971,341)	$(127,096)	$(6,098,437)
Income tax benefit	$-	$4,141,906	$4,141,906	$-	$4,141,906	$4,141,906
Net income (loss)	$(3,257,896)	$4,014,810	$756,914	$(6,414,401)	$4,014,810	$(2,399,591)
Net income (loss) per share of common stock, basic	$(0.42)	$0.52	$0.10	$(0.83)	$0.52	$(0.31)
Net income (loss) per share of common stock, diluted	$(0.42)	$0.51	$0.09	$(0.83)	$0.52	$(0.31)

NOTE 3 – ROCHAL ASSET ACQUISITION

In July 2021, the Company entered into an asset purchase agreement with Rochal Industries, LLC (“Rochal”), a related party, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal.

In exchange for the acquired assets, the Company paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244. The total purchase price as determined by the Company was as follows:

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

Pursuant to the asset purchase agreement, for the three-year period after the effective date, Rochal is entitled to receive consideration for any new product relating to the business that is directly and primarily based on an invention conceived and reduced to practice by a member or members of Rochal’s science team. For the three-year period after the effective date, Rochal is also entitled to receive an amount in cash equal to twenty-five percent of the proceeds received for any Grant (as defined in the asset purchase agreement) by either the Company or Rochal. In addition, the Company agreed to use commercially reasonable efforts to perform Minimum Development Efforts (as defined in the asset purchase agreement) with respect to certain products under development, which if obtained, will entitle the Company to intellectual property rights from Rochal in respect of such products.

In connection with the asset purchase agreement, the Company hired certain employees of Rochal on an “at will” basis, with the terms of such employment being consistent with the Company’s current employment agreements.

Concurrent with the asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

Based on guidance provided by ASC 805, the Company recorded the Rochal asset purchase as an asset acquisition due to the determination that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., patents, patent applications, and patent applications to be written) based on the Company’s internal valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows over the life of the respective patents and patent applications. Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the Company’s internal valuation performed, the total fair value of the net assets acquired was attributable to the intellectual property (i.e., patents, patent applications, and patent applications to be written) and assembled workforce. Due to the de minimis estimated fair value of furniture and equipment acquired, the Company did not allocate any amounts to such assets. The total purchase consideration was allocated based on the relative estimated fair value of such assets as follows:

Description	Amount
Patents and Intellectual Property	$1,099,801
Assembled Workforce	63,029
Net Assets Acquired	$1,162,830

The Company did not recognize any gain on the purchase of the net assets.

NOTE 4 – PRECISION HEALING MERGER

In April 2022, the Company entered into a merger agreement by and among the Company, United Wound and Skin Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, Precision Healing, PH Merger Sub I, Inc., a Delaware corporation, PH Merger Sub II, LLC, a Delaware limited liability company, and Furneaux Capital Holdco, LLC (d/b/a BlueIO), solely in its capacity as the representative of the securityholders of Precision Healing. On April 4, 2022 (the “Closing Date”), the merger parties closed the transactions contemplated by the merger agreement and Precision Healing became a wholly owned subsidiary of the Company.

Precision Healing is developing a diagnostic imager and smart pad for assessing a patient’s wound and skin conditions. This comprehensive skin and wound assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. To date, Precision Healing has not generated revenues.

Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration, consisting of $125,966 in cash, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of the Company’s common stock on April 4, 2022, which was $30.75.

On the Closing Date, the outstanding Precision Healing options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”), converted pursuant to their terms into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030.

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

As the contingent earnout payments are not subject to any specific individual performance by the shareholders, the contingent shares are not subject to ASC Topic 718, Compensation – Stock Compensation (“ASC 718). Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation was measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the consideration is classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

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

Based on guidance provided by ASC 805, the Company recorded the Precision Healing merger as an asset acquisition due to the determination that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property based on the Company’s valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows. Accordingly, the Company accounted for the merger as an asset acquisition.

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the estimated fair value of the gross assets acquired, the total fair value of the net assets acquired was primarily attributable to, and classified as, finite-lived intellectual property and assembled workforce in the second quarter of 2022. The total purchase consideration as revised (see Note 2) was allocated based on the relative estimated fair value of such assets as follows:

Description	Amount
Cash	$32,202
Net working capital (excluding cash)	(308,049)
Fixed assets, net	9,228
Deferred tax assets	278,661
Intellectual property	20,325,469
Assembled workforce	664,839
Deferred tax liabilities	(4,420,567)
Net assets acquired	$16,581,783

NOTE 5 – SCENDIA PURCHASE AGREEMENT

In July 2022, the Company entered into a membership interest purchase agreement by and among the Company, Scendia, a Delaware limited liability company, and Ryan Phillips (the “Seller”) pursuant to which, and in accordance with the terms and conditions set forth therein, the Company acquired 100% of the issued and outstanding membership interests in Scendia from the Seller.

Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies for their patients through certain customer accounts. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN Amniotic Membrane Allograft, (ii) BiFORM Bioactive Moldable Matrix, (iii) AMPLIFY Verified Inductive Bone Matrix and (iv) ALLOCYTE Advanced Cellular Bone Matrix. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

Pursuant to the purchase agreement, the Seller was entitled to receive closing consideration consisting of (i) approximately $1.3 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld, issued, and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to the Seller in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing.

As the contingent earnout payments are not subject to any specific individual performance by the Seller, the contingent shares are not subject to ASC 718. Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation was measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC 480, as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the consideration is classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

The total purchase consideration, subject to typical post-closing adjustments, as determined by the Company was as follows:

Consideration	Equity Shares	Dollar Value
Fair value of Sanara common shares issued	291,686	$6,032,066
Cash consideration		1,238,423
Fair value of contingent earnout consideration		3,000,000
Total purchase consideration		$10,270,489

Based on guidance provided by ASC 805, the Company recorded the Scendia acquisition as a business combination. The purchase consideration was allocated to the individual assets according to their fair values as a percentage of the total fair value of the net assets purchased. The excess of the purchase consideration over the net assets purchased was recorded as goodwill. The total purchase consideration was allocated as follows:

Description	Amount
Cash	$201,406
Net working capital (excluding cash)	1,294,499
Fixed assets, net	42,300
Noncontrolling interest in Sanara Biologics, LLC	2,638
Customer relationships	7,155,000
Deferred tax liabilities	(1,702,890)
Goodwill	3,277,536
Net assets acquired	$10,270,489

The goodwill acquired consists of expected synergies from the acquisition to the Company’s overall corporate strategy. The Company does not expect any of the goodwill to be deductible for income tax purposes. The Company incurred acquisition costs of approximately $33,000 and $187,000 for the three and nine months ended September 30, 2022 which is included in “Selling, general and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. The purchase accounting is preliminary as the assessment of purchase consideration and allocation of fair value is still subject to post-closing adjustments and the Company is still gathering and evaluating available information to determine if further adjustments are needed.

In connection with the Scendia acquisition, the Company recognized an income tax benefit of $1,702,890 in the third quarter of 2022. See Note 12 for more information regarding the income tax benefit.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Scendia as though the acquisition had occurred as of January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information presented includes adjustments for net revenue and cost of goods sold related to transactions between the Company and Scendia that have been eliminated, as well as the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the three and nine months ended September 30, 2021 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Revenue	$13,044,571	$7,452,902	$36,454,704	$21,826,180
Net Loss	$(1,529,252)	$(2,189,798)	$(3,193,078)	$(4,800,211)

NOTE 6 – INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(872,073)	$3,921,806	$4,193,879	$(586,541)	$3,607,338
Patents and Other IP	21,935,580	(1,185,294)	20,750,286	1,610,111	(551,285)	1,058,826
Customer relationships and other	7,947,332	(402,242)	7,545,090	127,492	(65,686)	61,806

Total	$34,676,791	$(2,459,609)	$32,217,182	$5,931,482	$(1,203,512)	$4,727,970

In May 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes. Pursuant to the agreement, at the time Rochal issues a purchase order to its contract manufacturer for the first good manufacturing practice run of the licensed products, the Company is obligated to pay Rochal $600,000 in cash. This milestone was achieved during the second quarter of 2022 and, as a result, the Company recorded an addition to intangible assets. This payment was made in July 2022, and accordingly, the associated payable was recorded at June 30, 2022.

In March 2021, the Company issued 20,834 shares of its common stock to Rochal, for a $750,000 milestone payment required per the terms of a licensing agreement with Rochal. The payment became due upon the Company’s public offering of common stock in February 2021. The milestone payment was recorded as an addition to intangible assets.

As of September 30, 2022, the weighted-average amortization period for finite-lived intangible assets was 14.3 years. Amortization expense related to intangible assets was $708,534 and $112,162 for the three months ended September 30, 2022 and 2021 and $1,256,097 and $268,520 for the nine months ended September 30, 2022 and 2021. The estimated remaining amortization expense as of September 30, 2022 for finite-lived intangible assets is as follows:

Remainder of 2022	$695,201
2023	2,780,806
2024	2,780,806
2025	2,780,806
2026	2,763,550
2027	2,649,698
Thereafter	17,766,315
Total	$32,217,182

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during either of the nine months ended September 30, 2022 or 2021.

NOTE 7 – INVESTMENTS IN EQUITY SECURITIES

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health, and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was 8.1% as of September 30, 2022.

In November 2020, the Company entered into agreements to purchase certain nonmarketable securities consisting of 150,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing for an aggregate purchase price of $600,000. The Series A Stock was convertible into 150,000 shares of common stock of Precision Healing and had a senior liquidation preference relative to the common shareholders. This initial investment represented 12.6% ownership of Precision Healing’s outstanding voting securities. In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which was convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. In June 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock, which increased the Company’s ownership of Precision Healing’s outstanding voting securities to 29.0%. In October and in December of 2021, 125,000 and 150,000 more shares of Series A Stock were purchased for $500,000 and $600,000, respectively.

As discussed above, in April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company (see Note 4 for more information). As a result of the merger, the Company’s equity method investment in Precision Healing ceased in April 2022. The Company has recorded $379,633 as its share of the loss from this equity method investment in 2022 for the period prior to acquisition.

In June 2021, the Company invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists, and administrators to deliver better care for patients. In connection with the Company’s purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), a subsidiary of the Company, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, the Company issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of September 30, 2022.

The following summarizes the Company’s investments for the periods presented:

	September 30, 2022		December 31, 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$-	-%	$2,183,073	40.3%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		750,000
Pixalere Healthcare, Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		2,834,278

Total Investments	$3,084,278		$5,017,351

The following summarizes the loss from the equity method investment reflected in the consolidated statements of operations:

	Three Months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment
Precision Healing Inc.	$-	$(193,843)	$(379,633)	$(472,747)

Total	$-	$(193,843)	$(379,633)	$(472,747)

NOTE 8 - OPERATING LEASES

The Company periodically enters operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease.

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

The Company has three active operating leases: two office space leases with remaining lease terms of 21 and 52 months, respectively, and a facility lease with a remaining term of 35 months as of September 30, 2022. All other leases are short-term leases, which for practical expediency, the Company has elected to not recognize as ROU assets and lease liabilities.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $854,723 and a related lease liability of $866,816 as of September 30, 2022. The Company recorded lease expense of $210,317 for the nine months ended September 30, 2022 for its leased assets and $139,091 for the nine months ended September 30, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $210,897 for the nine months ended September 30, 2022 and $139,667 for the nine months ended September 30, 2021. The present value of the Company’s operating lease liabilities is shown below.

Maturity of Operating Lease Liabilities

September 30, 2022
Remainder of 2022	85,291
2023	344,565
2024	273,981
2025	159,469
2026	79,161
Thereafter	6,727

Total lease payments	949,194
Less imputed interest	(82,378)
Present Value of Lease Liabilities	$866,816

Operating lease liabilities – current	299,072
Operating lease liabilities – long-term	567,744

As of September 30, 2022, the Company’s operating leases have a weighted average remaining lease term of 3.1 years and a weighted average discount rate of 4.09%.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Activated Collagen

In August 2018, the Company entered an exclusive, world-wide sublicense agreement with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. Pursuant to the sublicense agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended in January 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the sublicense agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the initial expiration date, CGI Cellerate RX will have the right to terminate the sublicense agreement upon written notice. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations, was $432,809 and $172,731, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, royalty expense was $1,245,775 and $576,951, respectively.

BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser

In July 2019, the Company executed a license agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) approved.

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations, was $30,000 and $27,500, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, royalty expense was $90,000 and $82,500, respectively.

CuraShield Antimicrobial Barrier Film and No Sting Skin Protectant

In October 2019, the Company executed a license agreement with Rochal pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market utilizing certain Rochal patents and pending patent applications (the “ABF License Agreement”). Currently, the products covered by the ABF License Agreement are CuraShield Antimicrobial Barrier Film and a no sting skin protectant product.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of September 30, 2022.

Debrider License Agreement

In May 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”).

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of September 30, 2022.

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

Precision Healing Merger Agreement

In April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration, consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of the Company’s common stock on April 4, 2022, which was $30.75.

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. See Note 4 for more information regarding the merger with Precision Healing.

Scendia Purchase Agreement

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration for the acquisition at closing was approximately $7.3 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.3 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares shall be withheld, issued, and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to the Seller in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. See Note 5 for more information regarding the acquisition of Scendia.

Other Commitments

In May 2019, the Company organized Sanara Pulsar, LLC (“Sanara Pulsar”), a Texas limited liability company, which is owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited (“WCS”), an unaffiliated company registered in the United Kingdom. At the time of the formation of Sanara Pulsar, it and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. Pursuant to the operating agreement of Sanara Pulsar, in the event WCS’s annual Form K-l does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), the Company is required, within 30 days after such determination, to pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1 as a distribution from Sanara Pulsar to WCS. For each of the years 2021 through 2024 the Target Net Income will increase by 10%. In April 2022, the Company paid WCS $220,000 related to the fiscal 2021 Form K-1. All other distributions made by Sanara Pulsar to its members, not including tax distributions, will be made exclusively to the Company until such time as the Company has received an amount of distributions equal to all such advances to WCS.

NOTE 10 – DEBT AND CREDIT FACILITIES

Revolving Line of Credit

In January 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Cadence Bank, N.A. (“Cadence”) providing for a $2.5 million revolving line of credit. Pursuant to the terms of the Loan Agreement, the revolving line of credit was set to mature on January 13, 2023, and was secured by substantially all of the Company’s assets.

Effective March 25, 2022, the Company terminated the Loan Agreement and released Cadence from any obligation to make advances under the Loan Agreement. No amounts of principal, interest or other fees and expenses were owed by the Company as of the termination date.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees, and consultants are eligible to participate. A total of 481,195 shares had been issued under the LTIP Plan and 1,518,805 were available for issuance as of September 30, 2022.

In January 2021, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) whereby the Company acquired the remaining equity interests in Woundyne Medical, LLC (“Woundyne”) in exchange for the issuance of an aggregate of 29,536 shares of the Company’s common stock with a fair value of $1,000,000. The acquisition of the outstanding equity interests of Woundyne was accounted for as an asset acquisition. The primary asset acquired by the Company is the Woundyne software platform which allows data related to chronic and surgical wounds to be tracked, monitored, and interfaced with the software user’s electronic medical records. Woundyne has no other material assets, liabilities, or revenues. The issuance of these shares was recorded as the cost of acquiring internal use software. The Company subsequently changed the name of Woundyne Medical, LLC to WounDerm, LLC.

In February 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. as representative of several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 1,100,000 shares of the Company’s common stock to the Underwriters at a price to the public of $25.00 per share, less underwriting discounts and commissions (the “Offering”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 165,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full. The Offering, including the purchase of the 165,000 additional shares of common stock, closed in February 2021.

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

Following the closing of the Offering in February 2021, the Company made a $750,000 milestone payment to Rochal in the form of 20,834 shares of the Company’s common stock (see Note 6).

In July 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, other than certain excluded assets, all as more specifically set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid to Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock, and assumed certain net liabilities of $3,900. Based on the trading price of the Company’s common stock on July 14, 2021, the fair value of the equity consideration transferred was determined to be $584,244.

In April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration, consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of the Company’s common stock on April 4, 2022, which was $30.75.

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. See Note 4 for more information regarding the merger with Precision Healing.

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration at closing for the acquisition was approximately $7.3 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.3 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares shall be withheld, issued, and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to the Seller in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. See Note 5 for more information regarding the acquisition of Scendia.

Restricted Stock Awards

During the nine months ended September 30, 2022, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 172,986 shares, net of forfeitures, of restricted common stock to employees and directors of the Company. The fair value of these awards was $4,305,323 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $683,202 and $228,786 was recognized in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations during the three months ended September 30, 2022 and 2021 and $1,971,537 and $852,226 was recognized during the nine months ended September 30, 2022, and 2021. Equity awards totaling $1,038,183, which were accrued as a liability as of December 31, 2021, were reclassed to equity in 2022 upon settlement of these awards.

At September 30, 2022, there was $2,999,731 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.9 years.

Below is a summary of restricted stock activity for the nine months ended September 30, 2022:

	For the Nine Months Ended
	September 30, 2022
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	161,450	$18.13
Granted	178,857	24.78
Vested	(142,221)	20.09
Forfeited	(5,871)	21.52
Non-vested at September 30, 2022	192,215	$22.76

Stock Options

A summary of the status of outstanding stock options at September 30, 2022, and changes during the nine-month period then ended is presented below:

	For the Nine Months Ended
	September 30, 2022
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at beginning of period	11,500	$6.00
Granted or assumed	144,191	10.71
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2022	155,691	$10.36	7.5

Exercisable at September 30, 2022	155,691	$10.36	7.5

Warrants

A summary of the status of outstanding warrants to purchase common stock at September 30, 2022, and changes during the nine-month period then ended is presented below:

	For the Nine Months Ended
	September 30, 2022
		Weighted Average	Weighted Average
	Warrants	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	-	$-
Granted or assumed	16,725	10.80
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2022	16,725	$10.80	8.0

Exercisable at September 30, 2022	16,725	$10.80	8.0

NOTE 12 – INCOME TAXES

As discussed in Notes 4 and 5, the Company recognized net deferred tax liabilities associated with the Precision Healing merger and the Scendia acquisition. As of September 30, 2022, prior to consideration of these deferred tax liabilities, the Company had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against the Company’s net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and Scendia acquisition, the Company reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in a year-to-date income tax benefit of approximately $5.8 million consisting of approximately $4.1 million in the quarter ended June 30, 2022, and approximately $1.7 million in the quarter ended September 30, 2022.

NOTE 13 - RELATED PARTIES

Payables and Receivables with Related Parties

The Company had outstanding payables to related parties totaling $29,005 at September 30, 2022, and $155,817 at December 31, 2021. The Company had outstanding receivables from related parties totaling $68,867 at September 30, 2022, and $79,787 at December 31, 2021.

CellerateRX Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the majority of our sales during 2021 and the first half of 2022. In January 2021, the Company amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the three months ended September 30, 2022 and 2021, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Unaudited Consolidated Statements of Operations, was $432,809 and $172,731, respectively. For the nine months ended September 30, 2022 and 2021, royalty expense was $1,245,775 and $576,951, respectively, under the terms of this agreement.

Ronald T. Nixon, the Company’s Executive Chairman, is the founder and managing partner of Catalyst.

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) approved. Mr. Nixon is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

In October 2019, the Company executed the ABF License Agreement with Rochal whereby the Company acquired an exclusive world-wide license to market, sell and further develop certain antimicrobial barrier film and skin protectant products for use in the human health care market utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the ABF License Agreement are CuraShield Antimicrobial Barrier Film and a no sting skin protectant product.

In May 2020, The Company executed a product license agreement with Rochal, whereby the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes.

See Note 9 for more information on these product license agreements.

Rochal Asset Purchase

As discussed in Note 3, in July 2021, the Company entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, the Company paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of the Company’s common stock.

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal.

Mr. Nixon is also a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants a majority shareholder of Rochal. Ann Beal Salamone, a director, is a significant shareholder, the former president, and current Chairman of the Board of Rochal.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may discuss expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, including, without limitation, statements concerning the impact of the COVID-19 pandemic and our expectations for selling, general and administrative expenses. Statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements and generally may be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “preliminary,” “project,” “seeks,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. These statements should be viewed with caution and are subject to various risks and uncertainties, many of which are outside of the Company’s control. The following factors, among others, could cause actual results to differ materially from those in the forward-looking statements:

●	shortfalls in forecasted revenue growth;
●	our ability to implement our comprehensive wound and skin care strategy through acquisitions and investments and our ability to realize the anticipated benefits of such acquisitions and investments;
●	our ability to meet our future capital requirements;
●	our ability to retain and recruit key personnel;
●	the intense competition in the markets in which we operate and our ability to compete within our markets;
●	the failure of our products to obtain market acceptance;
●	the effect of security breaches and other disruptions;
●	our ability to maintain effective internal controls over financial reporting;
●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing, and sale of such products;
●	our ability to maintain and further grow clinical acceptance and adoption of our products;
●	the impact of competitors inventing products that are superior to ours;
●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;
●	our ability to manage product inventory in an effective and efficient manner;
●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;
●	our ability to successfully expand into wound and skin care virtual consult and other services;
●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;
●	our dependence on technologies and products that we license from third parties;
●	the impact of the COVID-19 pandemic on our business, financial condition, and results of operations;
●	the effects of current and future laws, rules, regulations, and reimbursement policies relating to the labeling, marketing and sale of our products and our planned expansion into wound and skin care virtual consult and other services and our ability to comply with the various laws, rules and regulations applicable to our business; and
●	the effect of defects, failures or quality issues associated with our products.

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

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound, and skin care markets. Our portfolio of products, services and technologies is designed to allow us to deliver comprehensive wound and skin care solutions for patients in all care settings, including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities, home health, hospice, and retail). Each of our products, services, and technologies contributes to our overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where patients receive care. We strive to be one of the most innovative and comprehensive providers of effective wound and skin care solutions and are continually seeking to expand our offerings for patients requiring wound and skin care treatments across the entire continuum of care in the United States.

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

Our comprehensive solution consists of four key components: diagnostics, virtual consult services for wound care and dermatology, proprietary efficacious products, and a wound care and dermatology specific electronic medical record (“EMR”) and mobile application. We expect these components will work synergistically to allow clinicians to analyze and treat wound and dermatology conditions more efficiently than the current standard of care:

●	Diagnostics – Our proprietary diagnostics currently under development, which we recently acquired from Precision Healing Inc. (“Precision Healing”), are designed to quantify key biomarkers that dictate the trajectory of wound healing and identify deficiencies to aide in treatment. Ultimately, we believe that our diagnostics will develop treatment algorithms based on the data collected by the Precision Healing technology.
●	Virtual Consult Services – Through our exclusive affiliation with Direct Dermatology Inc. and other affiliations, we are able to offer virtual consult services for wound care and dermatology provided by experienced, specialized physicians and clinicians.
●	Proprietary Products – We currently offer products for improving patient outcomes by addressing conditions that impact wound healing. We are currently conducting multiple studies to prove the efficacy of our products while developing new products in our six focus areas of (1) debridement, (2) biofilm removal, (3) hydrolyzed collagen, (4) advanced biologics, (5) negative pressure wound therapy products and (6) the oxygen delivery system segment of the wound and skin care market.
●	EMR and Mobile Application – Our EMR and mobile application were developed specifically for wound care and dermatology. We are currently developing the capability for the EMR and mobile application to offer wound tracking analytics, recommended treatments and decision support, and automated referrals.

We believe that by offering a proprietary comprehensive solution for wound care and dermatology, we will be a value-added partner for providers in value-based care programs, such as Medicare Advantage and other risk-based contracts.

Recent Acquisitions

In July 2021, we acquired certain assets from Rochal, including, among others, intellectual property, four FDA 510(k) clearances, rights to license certain products and technologies currently under development, equipment, and supplies. As a result of the asset purchase, our pipeline now contains product candidates for mitigation of opportunistic pathogens and biofilm, wound re-epithelialization and closure, necrotic tissue debridement and cell compatible substrates.

In April 2022, we closed a merger transaction with Precision Healing, pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and smart pad for assessing a patient’s wound and skin conditions. This comprehensive skin and wound assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol.

In July 2022, we entered into a membership interest purchase agreement with Scendia Biologics, LLC, a Delaware limited liability company (“Scendia”), and Ryan Phillips (the “Seller”) pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller. Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies including (i) TEXAGEN Amniotic Membrane Allograft, (ii) BiFORM Bioactive Moldable Matrix, (iii) AMPLIFY Verified Inductive Bone Matrix and (iv) ALLOCYTE Advanced Cellular Bone Matrix.

Recent Developments

Precision Healing Merger

As discussed above, in April 2022, we closed a merger transaction with Precision Healing pursuant to which Precision Healing became our wholly owned subsidiary. Pursuant to the merger agreement, among other things, we agreed to (i) pay the holders of Precision Healing common stock and preferred stock closing consideration consisting of 165,738 shares of our common stock, which was issued to accredited investors, and $125,966 in cash, which was paid to stockholders who were not accredited investors (ii) pay approximately $0.6 million of transaction expenses on behalf of the equity holders of Precision Healing, (iii) assume all outstanding options and warrants of Precision Healing and (iv) pay, subject to the achievement of certain performance thresholds, earnout consideration of up to $10.0 million which is payable in cash or, at our election, is payable to accredited investors in shares of our common stock.

Scendia Biologics Acquisition

As discussed above, in July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia and Seller pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller. Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN Amniotic Membrane Allograft, (ii) BiFORM Bioactive Moldable Matrix, (iii) AMPLIFY Verified Inductive Bone Matrix and (iv) ALLOCYTE Advanced Cellular Bone Matrix. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

Pursuant to the purchase agreement, the aggregate consideration at closing for the acquisition was $7.3 million, which consisted of (i) a $1.3 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of our common stock, with an agreed upon value of $6.0 million. Pursuant to the purchase agreement, at closing, we withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld, issued, and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

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

Components of Results of Operations

Sources of Revenues

Our revenue is derived primarily from sales of our surgical products to hospitals and other acute care facilities. In particular, the majority of our product sales revenue is derived from sales of CellerateRX surgical powder. Our revenue is driven by direct orders shipped by us to our customers, and to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when our product is received by the customer.

For the three months ended September 30, 2022, our revenues included $3,037,657 of revenue generated by Scendia, which was acquired by Sanara in July 2022. Revenues streams from product sales and royalties are summarized below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales revenue	$12,994,321	$5,773,692	$30,375,822	$16,959,761
Royalty revenue	50,250	50,250	150,750	150,750
Total Net Revenue	$13,044,571	$5,823,942	$30,526,572	$17,110,511

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

Depreciation and amortization expenses include depreciation of fixed assets and amortization of intangible assets that have a finite life, such as product licenses, patents and intellectual property, and assembled workforces.

Other Expense

Other expense is primarily comprised of losses on equity method investments, accretion expense on earnout liabilities, interest expense and other nonoperating activities.

Results of Operations

Net Revenues. For the three months ended September 30, 2022, we generated net revenues of $13,044,571 compared to net revenues of $5,823,942 for the three months ended September 30, 2021 representing a 124% increase from the prior year period. For the nine months ended September 30, 2022, net revenues totaled $30,526,572 compared to net revenues of $17,110,511 for the nine months ended September 30, 2021, representing a 78% increase from the prior year period. Third quarter and year-to-date 2022 revenues included $3,037,657 of Scendia sales. The higher net revenues in 2022 were primarily due to additional revenues as a result of the Scendia acquisition, increased sales of surgical wound care products as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2022, was $2,228,561, compared to cost of goods sold of $517,611 for the three months ended September 30, 2021. The higher cost of goods sold was due to higher organic sales volume in 2022 and due to our acquisition of Scendia, which added $1,098,145 of cost of goods sold during the three months ended September 30, 2022. Cost of goods sold for the nine months ended September 30, 2022 was $3,991,728, compared to cost of goods sold of $1,528,449 for the nine months ended September 30, 2021. The increases over the prior year periods were primarily due to higher organic sales volume in 2022 and added cost of goods sold related to our acquisition of Scendia. Gross margins were approximately 87% and 91% for the nine months ended September 30, 2022 and 2021, respectively. The lower gross margins in 2022 were primarily due to lower margins realized on sales of Scendia products.

Selling, general and administrative expenses. SG&A expenses for the three months ended September 30, 2022, were $12,062,195, as compared to $6,920,105 for the three months ended September 30, 2021. Third quarter 2022 SG&A expenses included approximately $1.5 million of costs related to Scendia operations. SG&A expenses for the nine months ended September 30, 2022, were $31,865,958 compared to SG&A expenses of $18,891,979 for the nine months ended September 30, 2021. The higher SG&A expenses in 2022 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $9.4 million, or 72% of the increase compared to prior year. The higher direct sales and marketing expenses were primarily attributable to an increase in sales commissions of $5.7 million as a result of higher product sales, and $1.8 million of increased costs as a result of sales force expansion and operational support. Costs related to travel and in-person promotional activities increased by $1.0 million in 2022 compared to 2021 due to the resumption of many in-person activities that were cancelled or postponed in 2021 as a result of the COVID-19 pandemic. The increase in 2022 SG&A expenses was also partly attributable to increased noncash equity compensation and higher payroll costs related to the mid-year addition of the Rochal workforce in July 2021.

Research and development expenses. R&D expenses for the three months ended September 30, 2022, were $1,061,387 compared to $35,674 for the three months ended September 30, 2021. R&D expenses for the nine months ended September 30, 2022, were $2,333,024 compared to $257,867 for the nine months ended September 30, 2021. R&D expenses for the nine months ended 2022 included approximately $1.7 million of costs related to our newly acquired Precision Healing multispectral imager and biomarker assay for assessing patient wound and skin conditions. The higher R&D expenses in 2022 were also partly due to several new development projects for our currently licensed products.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2022, was $814,881 compared to $204,570 for the three months ended September 30, 2021. The higher depreciation and amortization expense during the three months ended September 30, 2022 was primarily due to the amortization of intangible assets acquired as part of the Precision Healing and Scendia transactions. Depreciation and amortization expense for the nine months ended September 30, 2022, was $1,556,752 compared to $395,968 for the nine months ended September 30, 2021. The higher depreciation and amortization expense in 2022 was due to the amortization of intangible assets acquired as part of the Precision Healing and Scendia acquisitions which totaled $639,032 and $255,536, respectively.

Other expense. Other expense for the three months ended September 30, 2022, was $109,689 compared to $193,843 for the three months ended September 30, 2021. Other expense for the nine months ended September 30, 2022 was $552,749 compared to $473,458 for the nine months ended September 30, 2021. The higher other expense for the nine months ended September 30, 2022 was due to the recognition of $173,116 of accretion expense of earnout liabilities related to our Precision Healing and Scendia transactions partially offset by lower losses from equity method investments.

Loss before income taxes. We had a loss before income taxes of $3,232,142 for the three months ended September 30, 2022, compared to a loss before income taxes of $2,047,861 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we had a loss before income taxes of $9,773,639 compared to a loss before income taxes of $4,437,210 for the nine months ended September 30, 2021. The higher loss in 2022 was due to increased SG&A costs, higher R&D expenses, and higher amortization of our acquired intangibles as discussed above.

Income tax benefit. As discussed in Note 12 to the accompanying Unaudited Consolidated Financial Statements, the Company recognized net deferred tax liabilities associated with the Precision Healing and Scendia transactions. As of September 30, 2022, prior to consideration of these deferred tax liabilities, the Company had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against the Company’s net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and Scendia acquisition, the Company has reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in recognition of an income tax benefit of approximately $1.7 million during the three months ended September 30, 2022, and $5.8 million recognized for the nine months ended September 30, 2022.

Net loss. We had a net loss of $1,529,252 for the three months ended September 30, 2022, compared to a net loss of $2,047,861 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we had a net loss of $3,928,843, compared to a net loss of $4,437,210 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Cash on hand at September 30, 2022 was $10,285,380 compared to $18,652,841 at December 31, 2021. Historically, we have financed our operations primarily from the sale of equity securities. In February 2021, we closed an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses. We expect our future needs for cash to include expanding our salesforce, further development of our products, services and technologies pipeline, clinical studies and general corporate purposes, including working capital and acquisitions. Based on our current plan of operations, including acquisitions, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

In July 2019, we executed a license agreement with Rochal, a related party, whereby we acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Under the terms of the BIAKŌS License Agreement, we agreed to pay Rochal $750,000 upon the completion of a capital raise, on or before December 31, 2022, of at least $10,000,000 through the sale of our common stock or assets. In March 2021, we issued 20,834 shares of our common stock to Rochal as full payment of the $750,000, which became due upon the completion of our capital raise in February 2021.

In June 2021, we invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Canada based Pixalere Healthcare, Inc. (“Pixalere”). The Shares are convertible into 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists, and administrators to deliver better care for patients. In connection with our purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), our subsidiary, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, we issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

In July 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of our common stock and assumed certain liabilities of $3,900.

In November 2020, we entered into agreements to purchase shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing for an aggregate purchase price of $600,000. In 2021, we made additional purchases of Series A Stock as follows: $600,000 in February, $500,000 in June, $500,000 in October, and $600,000 in December.

In April 2022, we closed a merger transaction with Precision Healing pursuant to which Precision Healing became our wholly owned subsidiary. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of our common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. We recorded the issuance of the 165,738 shares to accredited investors and cash payments to non-accredited investors based on the closing price per share of our common stock on April 4, 2022, which was $30.75.

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of our common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of our common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of our common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, we terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at our election, is payable to accredited investors in shares of our common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of our common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of our common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement

In July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia, and the Seller pursuant to which, and in accordance with the terms and conditions set forth therein, we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller.

Pursuant to the purchase agreement, the aggregate consideration upon closing for the acquisition was $7.3 million, which consisted of (i) a $1.3 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of common stock. Pursuant to the purchase agreement, at closing, we withheld 94,798 Indemnity Holdback Shares, which shall be withheld, issued, and released to the Seller after closing as and to the extent provided in purchase agreement to satisfy the Seller’s indemnification obligations, if any.

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

Cash Flow Analysis

For the nine months ended September 30, 2022, net cash used in operating activities was $4,909,854 compared to $3,030,168 used in operating activities for the nine months ended September 30, 2021. The higher use of cash in 2022 was primarily due to higher SG&A expenses related to sales force expansion, the addition of the Rochal workforce in mid-2021, higher R&D costs related to Precision Healing and the resumption of certain travel and promotional activities in 2022 which were cancelled or postponed in 2021 as a result of the COVID-19 pandemic.

For the nine months ended September 30, 2022, net cash used in investing activities was $3,134,676 compared to $3,793,021 used in investing activities during the nine months ended September 30, 2021. The lower use of cash used in investing activities in 2022 was primarily due to fewer cash investments in equity securities during the first half of 2022, partially offset by purchases of intangible assets, primarily related to the Precision Healing merger and the Scendia acquisition.

For the nine months ended September 30, 2022, net cash used in financing activities was $322,931 as compared to $28,739,257 provided by financing activities for the nine months ended September 30, 2021. The cash provided by financing activities in 2021 was due to proceeds received pursuant to an underwritten public offering of 1,265,000 shares of our common stock at a public offering price of $25.00 per share resulting in gross proceeds of $31,625,000, before deducting underwriting discounts and commissions and offering expenses.

Material Transactions with Related Parties

CellerateRX Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from AN. Sales of CellerateRX have comprised the majority of our sales during 2021 and the first nine months of 2022. On January 26, 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of CellerateRX exceed $1,000,000. We pay royalties based on our annual Net Sales of CellerateRX (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. Minimum royalties of $400,000 per year are payable for the first five years of the sublicense agreement, which was entered on August 27, 2018. For the three months ended September 30, 2022 and 2021, royalties accrued under the terms of this agreement totaled $432,809 and $172,731, respectively. For the nine months ended September 30, 2022 and 2021, royalties accrued totaled $1,245,775 and $576,951, respectively.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst.

Rochal Asset Purchase

In July 2021, we entered into an asset purchase agreement with Rochal, effective July 1, 2021, pursuant to which we purchased certain assets of Rochal, including, among others, certain of Rochal’s intellectual property, furniture and equipment, supplies, rights and claims, and assumed certain liabilities upon the terms and subject to the conditions set forth in the asset purchase agreement. In exchange for the acquired assets, we paid Rochal (i) $496,100 in cash and (ii) 14,369 shares of common stock.

After the asset purchase, Rochal owned 95,203 shares of our common stock. Mr. Nixon is, with respect to Rochal, a director, a significant shareholder indirectly and a majority shareholder with the exercise of certain warrants. Additionally, Ann Beal Salamone, a director of the Company, is a significant shareholder, former president, and current Chair of the board of directors of Rochal.

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

Except as provided below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021.

If we are required to write down goodwill and other intangible assets, our financial condition and operating results could be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. For example, when we acquired Scendia, we acquired $7,155,000 in intangible assets and $3,277,536 in goodwill, which represented the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We test intangible assets and goodwill for impairment at least annually. Under current accounting standards, if we determine that intangible assets or goodwill are impaired in the future, we will be required to write down these assets. Any write-downs that may be required to be recorded would adversely affect our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2022 that were not previously reported on a Current Report on Form 8-K.

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

SANARA MEDTECH INC.

November 14, 2022	By:	/s/ Michael McNeil
Michael McNeil
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

