Form 10-Q
period 2023-03-31
Sanara MedTech Inc.
filed 2023-05-15
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2023, 8,382,616 shares of the Issuer’s common stock, $0.001 par value per share, were outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended March 31, 2023

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

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$7,286,437	$8,958,995
Accounts receivable, net	6,467,909	6,805,761
Accounts receivable – related party	23,946	98,548
Royalty receivable	49,344	99,594
Inventory, net	3,431,704	3,549,000
Prepaid and other assets	1,748,338	1,104,611
Total current assets	19,007,678	20,616,509

Long-term assets
Property and equipment, net	1,335,817	1,416,436
Right of use assets – operating leases	2,099,021	806,402
Goodwill	3,601,781	3,601,781
Intangible assets, net	30,838,779	31,509,980
Investment in equity securities	3,084,278	3,084,278
Total long-term assets	40,959,676	40,418,877

Total assets	$59,967,354	$61,035,386

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,798,061	$1,392,701
Accounts payable – related parties	23,289	34,036
Accrued royalties and expenses	2,031,701	2,144,475
Accrued bonuses and commissions	5,808,959	7,758,284
Earnout liabilities – current	686,406	1,162,880
Operating lease liabilities – current	253,381	313,933
Total current liabilities	10,601,797	12,806,309

Long-term liabilities
Earnout liabilities – long-term	6,027,598	6,003,811
Operating lease liabilities – long-term	1,859,189	505,291
Total long-term liabilities	7,886,787	6,509,102

Total liabilities	18,488,584	19,315,411

Commitments and contingencies (Note 8)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,385,027 issued and outstanding as of March 31, 2023 and 8,299,957 issued and outstanding as of December 31, 2022	8,385	8,300
Additional paid-in capital	66,529,380	65,213,987
Accumulated deficit	(24,913,011)	(23,394,757)
Total Sanara MedTech shareholders’ equity	41,624,754	41,827,530
Equity attributable to noncontrolling interest	(145,984)	(107,555)
Total shareholders’ equity	41,478,770	41,719,975
Total liabilities and shareholders’ equity	$59,967,354	$61,035,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Net Revenue	$15,521,917	$7,811,223

Cost of goods sold	2,125,659	805,081

Gross profit	13,396,258	7,006,142

Operating expenses
Selling, general and administrative expenses	12,969,069	9,375,630
Research and development	1,317,324	204,637
Depreciation and amortization	778,875	202,747
Change in fair value of earnout liabilities	(452,687)	-
Total operating expenses	14,612,581	9,783,014

Operating loss	(1,216,323)	(2,776,872)

Other expense
Interest expense	(6)	-
Share of losses from equity method investment	-	(379,633)
Total other expense	(6)	(379,633)

Net loss	(1,216,329)	(3,156,505)

Less: Net loss attributable to noncontrolling interest	(38,429)	(27,181)

Net loss attributable to Sanara MedTech shareholders	$(1,177,900)	$(3,129,324)

Net loss per share of common stock, basic and diluted	$(0.14)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	8,173,784	7,606,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	45,867,768	(15,235,044)	(488,397)	$30,152,004
Share-based compensation	137,076	136	1,622,982	-	-	1,623,118
Net settlement and retirement of equity-based awards	(3,343)	(3)	(52,284)	(50,644)	-	(102,931)
Net loss	-	-	-	(3,129,324)	(27,181)	(3,156,505)
Balance at March 31, 2022	7,810,395	$7,810	$47,438,466	$(18,415,012)	$(515,578)	$28,515,686

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	74,781	75	597,230	-	-	597,305
Net settlement and retirement of equity-based awards	(15,854)	(16)	(315,572)	(340,354)	-	(655,942)
Issuance of common stock in equity offering	26,143	26	1,033,735	-	-	1,033,761
Net loss	-	-	-	(1,177,900)	(38,429)	(1,216,329)
Balance at March 31, 2023	8,385,027	$8,385	$66,529,380	$(24,913,011)	$(145,984)	$41,478,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,216,329)	$(3,156,505)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	778,875	202,747
Loss on disposal of property and equipment	-	2,501
Bad debt expense	36,000	15,000
Inventory obsolescence	30,511	71,819
Share-based compensation	597,305	584,935
Noncash lease expense	76,545	57,688
Loss on equity method investment	-	379,633
Change in fair value of earnout liabilities	(452,687)	-
Changes in operating assets and liabilities:
Accounts receivable, net	352,102	(563,034)
Accounts receivable – related party	74,602	(16,492)
Inventory, net	86,785	(194,956)
Prepaid and other assets	(361,719)	292,394
Accounts payable	405,360	491,220
Accounts payable – related parties	(10,747)	(103,970)
Accrued royalties and expenses	(112,774)	234,141
Accrued bonuses and commissions	(1,949,325)	(409,599)
Operating lease liabilities	(75,817)	-
Net cash used in operating activities	(1,741,313)	(2,112,478)
Cash flows from investing activities:
Purchases of property and equipment	(27,705)	(44,697)
Proceeds from disposal of assets	650	345
Investment in equity securities	-	(250,000)
Net cash used in investing activities	(27,055)	(294,352)
Cash flows from financing activities:
Equity offering net proceeds	751,752	-
Net settlement of equity-based awards	(655,942)	(102,931)
Net cash provided by (used in) financing activities	95,810	(102,931)
Net decrease in cash	(1,672,558)	(2,509,761)
Cash, beginning of period	8,958,995	18,652,841
Cash, end of period	$7,286,437	$16,143,080

Cash paid during the period for:
Interest	$6	$-
Supplemental noncash investing and financing activities:
Equity offering accrued proceeds	282,010	-
Right of use assets obtained in exchange for lease obligations	1,369,164	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority-owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Each of the Company’s products, services and technologies contributes to the Company’s overall goal of achieving better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and is continually seeking to expand its offerings for patients requiring treatments across the entire continuum of care in the United States.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2022 and 2021, which are included in the Company’s most recent Annual Report on Form 10-K.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations as their inclusion would have been anti-dilutive during the three months ended March 31, 2023 and 2022 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Stock options (a)	146,191	11,500
Warrants (b)	16,725	-
Unvested restricted stock	181,887	179,180

(a)	Includes 144,191 shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022. See Note 3 for more information regarding the Precision Healing merger.
(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022. See Note 3 for more information regarding the Precision Healing merger.

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

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when, or as, the Company satisfies a performance obligation

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify the specific terms of products to be delivered, create the enforceable rights and obligations of both parties and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2023 or 2022.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Product sales revenue	$15,471,667	$7,760,973
Royalty revenue	50,250	50,250
Total Net Revenue	$15,521,917	$7,811,223

The Company recognizes royalty revenue from a development and license agreement with BioStructures, LLC. The Company records revenue each calendar quarter as earned per the terms of the agreement, which stipulates the Company will receive quarterly royalty payments of at least $50,250. Under the terms of the development and license agreement, royalties of 2.0% are recognized on sales of products containing the Company’s patented resorbable bone hemostasis. The minimum annual royalty due to the Company is $201,000 per year through the end of 2023. These royalties are payable in quarterly installments of $50,250. To date, royalties related to this development and license agreement have not exceeded the annual minimum of $201,000 ($50,250 per quarter).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company recorded bad debt expense of $36,000 and $15,000 during the three months ended March 31, 2023 and 2022, respectively. The allowance for doubtful accounts was $304,994 at March 31, 2023 and $269,850 at December 31, 2022. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $3,905 at March 31, 2023 and $4,761 at December 31, 2022. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $30,511 for the three months ended March 31, 2023 and $71,819 for the three months ended March 31, 2022. The allowance for obsolete and slow-moving inventory had a balance of $462,521 at March 31, 2023, and $523,832 at December 31, 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	March 31,	December 31,
	Life	2023	2022
Computers	3-5 years	$187,173	$172,154
Office equipment	3-7 years	97,097	87,225
Furniture and fixtures	5-10 years	260,578	258,414
Leasehold improvements	2-5 years	19,631	19,631
Internal use software	5 years	1,618,999	1,618,998

		2,183,478	2,156,422
Less accumulated depreciation		(847,661)	(739,986)

Property and equipment, net		$1,335,817	$1,416,436

Depreciation expense related to property and equipment was $107,674 and $92,724 for the three months ended March 31, 2023 and 2022, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of March 31, 2023, all the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”) (see Note 4). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the three months ended March 31, 2023.

Intangible Assets

Intangible assets are stated at cost of acquisition less accumulated amortization and impairment loss, if any. Cost of acquisition includes the purchase price and any cost directly attributable to bringing the asset to its working condition for the intended use. The Company amortizes its finite-lived intangible assets on a straight-line basis over the estimated useful life of the respective assets which is generally the life of the related patents or licenses, seven years for customer relationships and five years for assembled workforces. See Note 5 for more information on intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the three months ended March 31, 2023 and 2022.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the Company’s Consolidated Statements of Operations. The Company’s equity method investment is adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investment using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows. As a result of the Precision Healing merger in April 2022 (see Note 3), we do not have any investments which are recorded applying the equity method of accounting as of March 31, 2023.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the three months ended March 31, 2023 or 2022.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of the contingent earnout consideration and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3, 4 and 5 are based on Level 3 inputs.

Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout consideration.

Balance December 31, 2022	$7,166,691
Additions	-
Changes in fair value of earnout liabilities	(452,687)
Settlements	-
Balance March 31, 2023	$6,714,004

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

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead which is comprised of lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products and additional investments in the product, services and technologies development pipeline. The Company expenses R&D costs as incurred.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. We have adopted the new guidance effective January 1, 2023. The adoption had no impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 – PRECISION HEALING MERGER

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

On the Closing Date, the outstanding Precision Healing options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030.

Pursuant to the merger agreement, the Company assumed sponsorship of the Precision Healing Plan, effective as of the Closing Date, as well as the outstanding awards granted thereunder, the award agreements evidencing the grants of such awards and the remaining shares available under the Precision Healing Plan, in each case adjusted in the manner set forth in the merger agreement. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

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

As the contingent earnout payments are not subject to any specific individual performance by the shareholders, the contingent shares are not subject to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation was measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the contingent consideration is classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

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

NOTE 4 – SCENDIA PURCHASE AGREEMENT

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

Pursuant to the purchase agreement, the Seller was entitled to receive closing consideration consisting of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

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

As the contingent earnout payments are not subject to any specific individual performance by the Seller, the contingent shares are not subject to ASC 718. Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation was measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC 480, as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the contingent consideration is classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

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

The goodwill acquired consists of expected synergies from the acquisition to the Company’s overall corporate strategy. The Company does not expect any of the goodwill to be deductible for income tax purposes. The Company incurred acquisition costs of approximately $187,000 in 2022, which is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. The purchase accounting is preliminary as the assessment of purchase consideration and allocation of fair value is still subject to post-closing adjustments and the Company is still gathering and evaluating available information to determine if further adjustments are needed.

NOTE 5 – INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(1,053,094)	$3,740,785	$4,793,879	$(980,583)	$3,813,296
Patents and Other IP	21,935,580	(1,798,818)	20,136,762	21,935,580	(1,492,057)	20,443,523
Customer relationships and other	7,947,332	(986,100)	6,961,232	7,947,332	(694,171)	7,253,161
Total	$34,676,791	$(3,838,012)	$30,838,779	$34,676,791	$(3,166,811)	$31,509,980

As of March 31, 2023, the weighted-average amortization period for finite-lived intangible assets was 14.3 years. Amortization expense related to intangible assets was $671,201 and $110,023 for the three months ended March 31, 2023 and 2022, respectively. The estimated remaining amortization expense as of March 31, 2023 for finite-lived intangible assets is as follows:

Remainder of 2023	$2,085,604
2024	2,780,806
2025	2,780,806
2026	2,763,550
2027	2,649,698
2028	2,616,456
Thereafter	15,161,859
Total	$30,838,779

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during either of the three months ended March 31, 2023 or 2022.

NOTE 6 – INVESTMENTS IN EQUITY SECURITIES

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of March 31, 2023.

In November 2020, the Company entered into agreements to purchase certain nonmarketable securities consisting of 150,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) of Precision Healing for an aggregate purchase price of $600,000. The Series A Stock was convertible into 150,000 shares of common stock of Precision Healing and had a senior liquidation preference relative to the common shareholders. This initial investment represented approximately 12.6% ownership of Precision Healing’s outstanding voting securities. In February 2021, the Company invested $600,000 to purchase 150,000 additional shares of Series A Stock which was convertible into 150,000 shares of common stock of Precision Healing. This resulted in ownership of approximately 22.4% of Precision Healing’s outstanding voting securities. With this level of significant influence, the Company transitioned to the equity method of accounting for this investment. In June 2021, the Company invested $500,000 for 125,000 additional shares of Series A Stock, which increased the Company’s ownership of Precision Healing’s outstanding voting securities to approximately 29.0%. In October and December of 2021, 125,000 and 150,000 more shares of Series A Stock were purchased for $500,000 and $600,000, respectively.

As discussed above, in April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company (see Note 3 for more information). As a result of the merger, the Company’s equity method investment in Precision Healing ceased in April 2022. The Company has recorded $379,633 in the three months ended March 31, 2022 as its share of the loss from this equity method investment for the period prior to acquisition.

In June 2021, the Company invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Shares”) of Canada-based Pixalere Healthcare Inc. (“Pixalere”). The Shares are convertible into approximately 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with the Company’s purchase of the Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), a subsidiary of the Company, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, the Company issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of March 31, 2023.

The following summarizes the Company’s investments for the periods presented:

	March 31, 2023		December 31, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$-	-%	$-	-%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		3,084,278

Total Investments	$3,084,278		$3,084,278

The following summarizes the loss from the equity method investment reflected in the Consolidated Statements of Operations:

	Three Months ended March 31,
	2023	2022
Investment
Precision Healing Inc.	$-	$(379,633)

Total	$-	$(379,633)

NOTE 7 - OPERATING LEASES

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

The Company has three material operating leases for office space. In March 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 93, 46 and 29 months as of March 31, 2023. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $2,099,021 and a related lease liability of $2,112,570 as of March 31, 2023. The Company recorded lease expense of $88,419 for the three months ended March 31, 2023 for its leased assets and $63,407 for the three months ended March 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $87,691 for the three months ended March 31, 2023 and $63,889 for the three months ended March 31, 2022. The present value of the Company’s operating lease liabilities as of March 31, 2023 is shown below.

Maturity of Operating Lease Liabilities

March 31, 2023
Remainder of 2023	$266,473
2024	424,753
2025	450,551
2026	365,911
2027	297,947
2028	295,689
Thereafter	604,050
Total lease payments	2,705,374
Less imputed interest	(592,804)
Present Value of Lease Liabilities	$2,112,570

Operating lease liabilities – current	253,381
Operating lease liabilities – long-term	1,859,189

As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 6.6 years and a weighted average discount rate of 7.49%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled $520,814 and $369,233, respectively for the three months ended March 31, 2023 and 2022. Sales of CellerateRX comprised the substantial majority of the Company’s sales during the three months ended March 31, 2023 and 2022.

BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser

In July 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”), a related party, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) cleared.

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $32,500 and $30,000 for the three months ended March 31, 2023 and 2022, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties had been recognized under this agreement as of March 31, 2023.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of March 31, 2023.

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

Rochal Asset Acquisition

In July 2021, the Company entered into an asset purchase agreement with Rochal effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal. Pursuant to the asset purchase agreement, for the three-year period after the effective date, Rochal is entitled to receive consideration for any new product relating to the business that is directly and primarily based on an invention conceived and reduced to practice by a member or members of Rochal’s science team. For the three-year period after the effective date, Rochal is also entitled to receive an amount in cash equal to twenty-five percent of the proceeds received for any Grant (as defined in the asset purchase agreement) by either the Company or Rochal. In addition, the Company agreed to use commercially reasonable efforts to perform Minimum Development Efforts (as defined in the asset purchase agreement) with respect to certain products under development, which if obtained, will entitle the Company to intellectual property rights from Rochal in respect of such products.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. See Note 3 for more information regarding the merger with Precision Healing.

Scendia Purchase Agreement

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration for the acquisition at closing was approximately $7.6 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares shall be withheld and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to the Seller in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. See Note 4 for more information regarding the acquisition of Scendia.

Other Commitments

In May 2019, the Company organized Sanara Pulsar, LLC (“Sanara Pulsar”), a Texas limited liability company, which was owned 60% by the Company’s wholly owned subsidiary Cellerate, LLC, and 40% owned by Wound Care Solutions, Limited (“WCS”), an unaffiliated company registered in the United Kingdom. At the time of the formation of Sanara Pulsar, it and WCS, entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products that utilize intellectual property developed and owned by WCS. Pursuant to the operating agreement of Sanara Pulsar, in the event WCS’s annual Form K-l does not allocate to WCS net income of at least $200,000 (the “Target Net Income”), the Company is required, within 30 days after such determination, to pay WCS the amount of funds representing the difference between the Target Net Income and the actual amount of net income shown on WCS’s Form K-1, as a distribution from Sanara Pulsar to WCS. For each of the years 2021 through 2024 the Target Net Income was to increase by 10%. In April 2022, the Company paid WCS $220,000 related to the fiscal 2021 Form K-1 and in December 2022, the Company accrued an additional payment of $242,000 related to the projected fiscal 2022 Form K-1. Sanara Pulsar, which had minimal sales since its inception, was dissolved effective December 2022, and accordingly, there will be no additional payments made beyond the accrued payment.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 554,449 shares had been issued under the LTIP Plan and 1,445,551 were available for issuance as of March 31, 2023.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of Company common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable in cash or, at the Company’s election, is payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. See Note 3 for more information regarding the merger with Precision Healing.

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration at closing for the acquisition was approximately $7.6 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares shall be withheld and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to the Seller in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. See Note 4 for more information regarding the acquisition of Scendia.

In February 2023, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell from time to time, to or through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $75,000,000.

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

During the three months ended March 31, 2023, the Company sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1,066,000 and net proceeds of approximately $1,034,000, of which approximately $752,000 was received in March 2023 and approximately $282,000 was received in early April 2023.

Restricted Stock Awards

During the three months ended March 31, 2023, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 74,781 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the LTIP Plan during the three months ended March 31, 2023. The fair value of these awards was $3,125,667 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $597,305 and $584,935 was recognized in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations, during the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, there was $4,803,372 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.2 years.

Below is a summary of restricted stock activity for the three months ended March 31, 2023:

	For the Three Months Ended
	March 31, 2023
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	181,102	$22.89
Granted	76,518	41.43
Vested	(73,996)	19.88
Forfeited	(1,737)	25.61
Nonvested at March 31, 2023	181,887	$31.77

Stock Options

A summary of the status of outstanding stock options at March 31, 2023 and changes during the three months then ended is presented below:

For the Three Months Ended
March 31, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Options	Price	Contract Life
Outstanding at beginning of period	146,191	$10.65
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2023	146,191	$10.65	7.4

Exercisable at March 31, 2023	146,191	$10.65	7.4

Warrants

A summary of the status of outstanding warrants to purchase common stock at March 31, 2023 and changes during the three months then ended is presented below:

For the Three Months Ended
March 31, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Warrants	Price	Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2023	16,725	$10.80	7.5

Exercisable at March 31, 2023	16,725	$10.80	7.5

NOTE 10 - RELATED PARTIES

CellerateRX Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licenses the rights to CellerateRX from Applied Nutritionals. Sales of CellerateRX have comprised the substantial majority of the Company’s sales during the three months ended March 31, 2023 and 2022. In January 2021, the Company amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. For the three months ended March 31, 2023 and 2022, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $520,814 and $369,233, respectively under the terms of this agreement.

Ronald T. Nixon, the Company’s Executive Chairman, is the founder and managing partner of Catalyst.

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Both products are 510(k) cleared. Mr. Nixon is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a significant shareholder and the current Chair of the board of directors of Rochal.

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

See Note 8 for more information on these product license agreements.

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

Catalyst Transaction Advisory Services Agreement

In March 2023, the Company entered into a Transaction Advisory Services Agreement (the “Services Agreement”) effective March 1, 2023 with Catalyst, a related party. Pursuant to the Services Agreement, Catalyst, by and through its directors, officers, employees and affiliates that are not simultaneously serving as directors, officers or employees of the Company (collectively, the “Covered Persons”), agreed to perform certain transaction advisory, business and organizational strategy, finance, marketing, operational and strategic planning, relationship access and corporate development services for the Company in connection with any merger, acquisition, recapitalization, divestiture, financing, refinancing, or other similar transaction in which the Company may be, or may consider becoming, involved, and any such additional services as mutually agreed upon in writing by and between Catalyst and the Company (the “Services”).

Pursuant to the Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Services rendered under the Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. No expenses were incurred pursuant to the Services Agreement in the three months ended March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Sanara MedTech Inc. (together with its wholly owned or majority-owned subsidiaries on a consolidated basis, the “Company,” “Sanara MedTech,” “Sanara,” “our,” “us,” or “we”) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and the Company does not assume any obligation to update these forward-looking statements, except to the extent required by applicable securities laws.

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

In April 2022, we entered into a merger agreement through which Precision Healing Inc. (“Precision Healing”) became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and lateral flow assay (“LFA”) for assessing a patient’s wound and skin conditions. This comprehensive wound and skin assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. During the first quarter of 2023, we submitted a 510(k) premarket notification to the FDA for the Precision Healing diagnostic imager. We also plan to submit a 510(k) premarket notification for the Precision Healing LFA in 2023.

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

Pursuant to the purchase agreement, the aggregate consideration at closing for the acquisition was $7.6 million, which consisted of (i) a $1.6 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of our common stock, with an agreed upon value of $6.0 million. Pursuant to the purchase agreement, at closing, we withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

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

For the three months ended March 31, 2023, our revenues included $3.0 million of revenue generated by Scendia, which was acquired by the Company in July 2022. Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Product sales revenue	$15,471,667	$7,760,973
Royalty revenue	50,250	50,250
Total Net Revenue	$15,521,917	$7,811,223

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

Change in fair value of earnout liabilities represents our measurement of the change in fair value at the balance sheet date of our earnout liabilities that were established at the time of our Precision Healing and Scendia acquisitions.

Other Expense

Other expense is primarily comprised of losses on equity method investments, accretion expense on earnout liabilities, interest expense and other nonoperating activities.

Results of Operations

Net Revenues. For the three months ended March 31, 2023, we generated net revenues of $15.5 million compared to net revenues of $7.8 million for the three months ended March 31, 2022, a 99% increase from the prior year. Our net revenues for the three months ended March 31, 2023 included $3.0 million of Scendia sales. The higher net revenues for the three months ended March 31, 2023 were primarily due to increased sales of surgical wound care products as a result of our increased market penetration and geographic expansion, additional revenues as a result of the Scendia acquisition and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. The amount of qualifying eligible donor tissue was significantly impacted due to stringent donor screening requirements. During the fourth quarter of 2022 and the first quarter of 2023, we were unable to fill certain orders for this product which negatively impacted our sales. We anticipate resolution of the supply issues in the second half of 2023.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2023, was $2.1 million, compared to costs of goods sold of $0.8 million for the three months ended March 31, 2022. The higher cost of goods sold was due to higher organic sales volume in the three months ended March 31, 2023 and our acquisition of Scendia, which added $0.9 million of cost of goods sold during the three months ended March 31, 2023. Gross margins were approximately 86% and 90% for the three months ended March 31, 2023 and 2022, respectively. The lower gross margins in 2023 were primarily due to lower margins realized on sales of Scendia products.

Selling, general and administrative expenses. SG&A expenses for the three months ended March 31, 2023, were $13.0 million compared to SG&A expenses of $9.4 million for the three months ended March 31, 2022. Our SG&A expenses for the three months ended March 31, 2023 included $1.4 million of costs related to Scendia operations. The higher SG&A expenses for the three months ended March 31, 2023 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $3.4 million, or 95% of the increase compared to prior year. The higher direct sales and marketing expenses were primarily attributable to an increase in sales commissions of $2.9 million as a result of higher product sales and $0.5 million of increased costs as a result of sales force expansion and operational support. We expect our SG&A expenses to continue to decline as a percentage of net revenues as our sales growth outpaces the costs of sales force expansion and corporate overhead.

Research and development expenses. R&D expenses for the three months ended March 31, 2023, were $1.3 million compared to $0.2 million for the three months ended March 31, 2022. The higher R&D expenses in the three months ended March 31, 2023 were primarily due to costs related to the Precision Healing diagnostic imager and LFA for assessing patient wound and skin conditions. R&D expenses also included costs associated with ongoing development projects for our currently licensed products.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2023, was $0.8 million compared to $0.2 million for the three months ended March 31, 2022. The higher depreciation and amortization expense during the three months ended March 31, 2023 was primarily due to the amortization of intangible assets acquired as part of the Precision Healing and Scendia transactions.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $0.5 million for the three months ended March 31, 2023 as a result of a decrease in the fair value of the earnout liabilities established at the time of our Precision Healing and Scendia acquisitions. The decrease in the fair value was due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made.

Other expense. Other expense for the three months ended March 31, 2023 was $6 compared to $379,633 for the three months ended March 31, 2022. Other expense in the three months ended March 31, 2022 was due to losses from equity method investment in Precision Healing prior to our acquisition of the remaining interest in April 2022.

Net loss. For the three months ended March 31, 2023, we had a net loss of $1.2 million, compared to a net loss of $3.2 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash on hand at March 31, 2023 was $7.3 million, compared to $9.0 million at December 31, 2022. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

Sales of the shares, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Cantor agreed to use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the shares from time to time based upon our instructions, including any price, time period or size limits specified by us. We have no obligation to sell any of the shares under the Sales Agreement and may at any time suspend or terminate the offering of our common stock pursuant to the Sales Agreement upon notice to Cantor and subject to other conditions. Cantor’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including customary closing conditions. Pursuant to the Sales Agreement, we will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of the shares. In the three months ended March 31, 2023, we sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1.1 million and net proceeds of approximately $1.0 million, of which approximately $0.7 million was received in March 2023 and approximately $0.3 million was received in early April 2023.

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

Upon the closing of the merger, the outstanding Precision Healing options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of our common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of our common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of our common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, we terminated the ability to offer future awards under the Precision Healing Plan.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, are also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to Accounting Standards Codification Topic 805, Business Combinations. The earnout consideration is payable in cash or, at our election, is payable to accredited investors in shares of our common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of our common stock for the 20 trading days prior to the date such earnout consideration is due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of our common stock for tax purposes. The amount and composition of the portion of earnout consideration payable is subject to adjustment and offsets as set forth in the merger agreement. We do not anticipate making an earnout consideration payment prior to January 2025. For more details relating to the contingent earnout consideration payable pursuant to the Precision Healing merger agreement, see Note 3 to the unaudited consolidated financial statements.

In July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia and the Seller pursuant to which, and in accordance with the terms and conditions set forth therein, we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller.

Pursuant to the purchase agreement, the Seller was entitled to receive closing consideration consisting of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of our common stock. Pursuant to the purchase agreement, at closing, we withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares shall be withheld and released to the Seller after closing as and to the extent provided in the purchase agreement to satisfy the Seller’s indemnification obligations, if any.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that the Seller is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to the Seller in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. We anticipate making the first potential earnout payment in October 2023. For more details relating to the contingent earnout consideration payable pursuant to the purchase agreement, see Note 4 to the unaudited consolidated financial statements.

Cash Flow Analysis

For the three months ended March 31, 2023, net cash used in operating activities was $1.7 million compared to $2.1 million used in operating activities for the three months ended March 31, 2022. The lower use of cash was primarily due to our lower net loss for the three months ended March 31, 2023, partially offset by higher payouts of accrued bonuses and commissions during the first quarter of 2023.

For the three months ended March 31, 2023, net cash used in investing activities was $27,055 compared to $294,352 used in investing activities during the three months ended March 31, 2022. The lower use of cash used in investing activities in 2023 was primarily due to no cash investments in equity securities during the three months ended March 31, 2023.

For the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million as compared to $0.1 million used in financing activities for the three months ended March 31, 2022. The cash provided by financing activities in 2023 was due to net proceeds received pursuant to sales of our common stock of approximately $0.8 million pursuant to the Sales Agreement, partially offset by the net settlement of equity-based awards which totaled approximately $0.7 million.

Material Transactions with Related Parties

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from AN. Sales of CellerateRX comprised the substantial majority of our sales during the three months ended March 31, 2023 and 2022. In January 2021, we amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1.0 million. We pay royalties based on the annual Net Sales of licensed products (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. For the three months ended March 31, 2023 and 2022, royalty expense was $520,814 and $369,233, respectively under the terms of this agreement.

Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst.

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal, a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by us, and is subject to renewal. Ms. Salamone is a director of the Company, is a significant shareholder and the current Chair of the board of directors of Rochal.

Catalyst Transaction Advisory Services Agreement

In March 2023, we entered into a Transaction Advisory Services Agreement (the “Services Agreement”) effective March 1, 2023 with Catalyst, a related party. Pursuant to the Services Agreement, Catalyst, by and through its directors, officers, employees and affiliates that are not simultaneously serving as directors, officers or employees of the Company (collectively, the “Covered Persons”), agreed to perform certain transaction advisory, business and organizational strategy, finance, marketing, operational and strategic planning, relationship access and corporate development services for us in connection with any merger, acquisition, recapitalization, divestiture, financing, refinancing, or other similar transaction in which we may be, or may consider becoming, involved, and any such additional services as mutually agreed upon in writing by and between Catalyst and us (the “Services”).

Pursuant to the Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Services rendered under the Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. No expenses were incurred pursuant to the Services Agreement in the three months ended March 31, 2023.

Receivables and Payables

We had outstanding related party receivables totaling $23,946 at March 31, 2023, and $98,548 at December 31, 2022. We had outstanding related party payables totaling $23,289 at March 31, 2023, and $34,036 at December 31, 2022.

Impact of Inflation and Changing Prices

Inflation and changing prices have not had a material impact on our historical results of operations. We do not currently anticipate that inflation and changing prices will have a material impact on our future results of operations.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, the fair value measurement of assets and liabilities and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2022 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended March 31, 2023 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit No.	Description

1.1#	Controlled Equity OfferingSM Sales Agreement, dated February 24, 2023, by and between Sanara MedTech Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023).

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008).

10.1	Transaction Advisory Services Agreement, dated March 1, 2023, by and between Sanara MedTech Inc. and The Catalyst Group, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 20, 2023)

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

May 15, 2023	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

