Form 10-Q
period 2023-06-30
Sanara MedTech Inc.
filed 2023-08-14
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, 8,521,872 shares of the Issuer’s common stock, $0.001 par value per share, were outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended June 30, 2023

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

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$6,060,228	$8,958,995
Accounts receivable, net	7,141,105	6,805,761
Accounts receivable – related party	20,662	98,548
Royalty receivable	49,344	99,594
Inventory, net	4,420,864	3,549,000
Prepaid and other assets	485,734	1,104,611
Total current assets	18,177,937	20,616,509

Long-term assets
Property and equipment, net	1,240,269	1,416,436
Right of use assets – operating leases	2,030,938	806,402
Goodwill	3,601,781	3,601,781
Intangible assets, net	30,143,578	31,509,980
Investment in equity securities	3,084,278	3,084,278
Total long-term assets	40,100,844	40,418,877

Total assets	$58,278,781	$61,035,386

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,016,180	$1,392,701
Accounts payable – related parties	96,656	34,036
Accrued royalties and expenses	1,895,706	2,144,475
Accrued bonuses and commissions	5,899,255	7,758,284
Earnout liabilities – current	700,000	1,162,880
Operating lease liabilities – current	273,539	313,933
Total current liabilities	9,881,336	12,806,309

Long-term liabilities
Earnout liabilities – long-term	5,653,534	6,003,811
Operating lease liabilities – long-term	1,779,413	505,291
Total long-term liabilities	7,432,947	6,509,102

Total liabilities	17,314,283	19,315,411

Commitments and contingencies (Note 8)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,439,745 issued and outstanding as of June 30, 2023 and 8,299,957 issued and outstanding as of December 31, 2022	8,440	8,300
Additional paid-in capital	67,881,419	65,213,987
Accumulated deficit	(26,740,930)	(23,394,757)
Total Sanara MedTech shareholders’ equity	41,148,929	41,827,530
Equity attributable to noncontrolling interest	(184,431)	(107,555)
Total shareholders’ equity	40,964,498	41,719,975
Total liabilities and shareholders’ equity	$58,278,781	$61,035,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Revenue	$15,753,164	$9,670,778	$31,275,081	$17,482,001

Cost of goods sold	2,187,516	958,086	4,313,175	1,763,167

Gross profit	13,565,648	8,712,692	26,961,906	15,718,834

Operating expenses
Selling, general and administrative expenses	13,811,476	10,428,133	26,780,545	19,803,763
Research and development	1,177,128	1,067,000	2,494,452	1,271,637
Depreciation and amortization	803,694	539,124	1,582,569	741,871
Change in fair value of earnout liabilities	(360,470)	63,427	(813,157)	63,427
Total operating expenses	15,431,828	12,097,684	30,044,409	21,880,698

Operating loss	(1,866,180)	(3,384,992)	(3,082,503)	(6,161,864)

Other expense
Interest expense and other	-	-	(6)	-
Share of losses from equity method investment	-	-	-	(379,633)
Total other expense	-	-	(6)	(379,633)

Loss before income taxes	(1,866,180)	(3,384,992)	(3,082,509)	(6,541,497)
Income tax benefit	-	4,141,906	-	4,141,906

Net income (loss)	(1,866,180)	756,914	(3,082,509)	(2,399,591)

Less: Net loss attributable to noncontrolling interest	(38,447)	(12,512)	(76,876)	(39,693)

Net income (loss) attributable to Sanara MedTech shareholders	$(1,827,733)	$769,426	$(3,005,633)	$(2,359,898)

Net income (loss) per share:
Basic	$(0.22)	$0.10	$(0.37)	$(0.31)
Diluted	$(0.22)	$0.09	$(0.37)	$(0.31)
Weighted average common shares outstanding:
Basic	8,226,271	7,791,431	8,200,173	7,699,422
Diluted	8,226,271	8,162,983	8,200,173	7,699,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004
Share-based compensation	137,076	136	1,622,982	-	-	1,623,118
Net settlement and retirement of equity-based awards	(3,343)	(3)	(52,284)	(50,644)	-	(102,931)
Net loss	-	-	-	(3,129,324)	(27,181)	(3,156,505)
Balance at March 31, 2022	7,810,395	$7,810	$47,438,466	$(18,415,012)	$(515,578)	$28,515,686
Share-based compensation	39,268	39	703,361	-	-	703,400
Issuance of common stock for asset acquisitions	165,738	166	5,096,278	-	-	5,096,444
Issuance of common stock options and warrants for acquisitions	-	-	4,612,645	-	-	4,612,645
Distribution to noncontrolling interest member	-	-	-	-	(220,000)	(220,000)
Net income	-	-	-	769,426	(12,512)	756,914
Balance at June 30, 2022	8,015,401	$8,015	$57,850,750	$(17,645,586)	$(748,090)	$39,465,089

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	74,781	75	597,230	-	-	597,305
Net settlement and retirement of equity-based awards	(15,854)	(16)	(315,572)	(340,354)	-	(655,942)
Issuance of common stock in equity offering	26,143	26	1,033,735	-	-	1,033,761
Net loss	-	-	-	(1,177,900)	(38,429)	(1,216,329)
Balance at March 31, 2023	8,385,027	$8,385	$66,529,380	$(24,913,011)	$(145,984)	$41,478,770
Share-based compensation	33,355	33	1,127,299	-	-	1,127,332
Net settlement and retirement of equity-based awards	21,363	22	224,740	(186)	-	224,576
Net loss	-	-	-	(1,827,733)	(38,447)	(1,866,180)
Balance at June 30, 2023	8,439,745	$8,440	$67,881,419	$(26,740,930)	$(184,431)	$40,964,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,082,509)	$(2,399,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,582,569	741,871
Loss on disposal of property and equipment	-	2,500
Bad debt expense	86,000	195,000
Inventory obsolescence	69,990	159,717
Share-based compensation	1,724,637	1,288,335
Noncash lease expense	144,628	116,143
Loss on equity method investment	-	379,633
Benefit from deferred income taxes	-	(4,141,906)
Change in fair value of earnout liabilities	(813,157)	63,427
Changes in operating assets and liabilities:
Accounts receivable, net	(371,094)	(1,170,829)
Accounts receivable – related party	77,886	(130,797)
Inventory, net	(941,854)	(423,764)
Prepaid and other assets	618,877	177,861
Accounts payable	(376,521)	294,772
Accounts payable – related parties	62,620	589,675
Accrued royalties and expenses	(248,769)	761,377
Accrued bonuses and commissions	(1,859,029)	346,887
Operating lease liabilities	(135,436)	(117,106)
Net cash used in operating activities	(3,461,162)	(3,266,795)
Cash flows from investing activities:
Purchases of property and equipment	(40,650)	(80,892)
Proceeds from disposal of assets	650	345
Purchases of intangible assets	-	(2,053,722)
Investment in equity securities	-	(250,000)
Net cash used in investing activities	(40,000)	(2,384,269)
Cash flows from financing activities:
Equity offering net proceeds	1,033,761	-
Net settlement of equity-based awards	(431,366)	(102,931)
Distribution to noncontrolling interest member	-	(220,000)
Net cash provided by (used in) financing activities	602,395	(322,931)
Net decrease in cash	(2,898,767)	(5,973,995)
Cash, beginning of period	8,958,995	18,652,841
Cash, end of period	$6,060,228	$12,678,846

Cash paid during the period for:
Interest	$6	$-
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	1,369,164	-
Equity issued for acquisitions	-	9,709,089
Earnout liabilities generated by acquisitions	-	3,882,151
Investment in equity securities converted in asset acquisition	-	1,803,440

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sanara MedTech Inc. and its wholly owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2022 and 2021, which are included in the Company’s most recent Annual Report on Form 10-K.

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

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the six months ended June 30, 2023 and 2022, as such shares would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Stock options (a)	124,191	155,691
Warrants (b)	16,725	16,725
Unvested restricted stock	164,755	199,136

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022. See Note 3 for more information regarding the Precision Healing merger.

(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022. See Note 3 for more information regarding the Precision Healing merger.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Soft tissue repair products	$13,249,742	$9,569,441	$26,122,223	$17,327,648
Bone fusion products	2,453,172	51,087	5,052,358	53,853
Royalty revenue	50,250	50,250	100,500	100,500
Total Net Revenue	$15,753,164	$9,670,778	$31,275,081	$17,482,001

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

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company recorded bad debt expense of $50,000 and $180,000 during the three months ended June 30, 2023 and 2022, respectively, and $86,000 and $195,000 during the six months ended June 30, 2023 and 2022, respectively. The allowance for doubtful accounts was $354,189 at June 30, 2023 and $269,850 at December 31, 2022. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $3,100 at June 30, 2023 and $4,761 at December 31, 2022. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist of finished goods and related packaging components. The Company recorded inventory obsolescence expense of $39,479 and $87,898 for the three months ended June 30, 2023 and 2022, respectively, and $69,990 and $159,717 for the six months ended June 30, 2023 and 2022, respectively. The allowance for obsolete and slow-moving inventory had a balance of $349,405 at June 30, 2023, and $523,832 at December 31, 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	June 30,	December 31,
	Life	2023	2022
Computers	3-5 years	$191,611	$172,154
Office equipment	3-7 years	97,097	87,225
Furniture and fixtures	5-10 years	265,584	258,414
Leasehold improvements	2-5 years	23,131	19,631
Internal use software	5 years	1,618,999	1,618,998

		2,196,422	2,156,422
Less accumulated depreciation		(956,153)	(739,986)

Property and equipment, net		$1,240,269	$1,416,436

Depreciation expense related to property and equipment was $108,492 and $101,584 for the three months ended June 30, 2023 and 2022, respectively, and $216,166 and $194,308 for the six months ended June 30, 2023 and 2022, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of June 30, 2023, all the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”) (see Note 4). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the six months ended June 30, 2023.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the six months ended June 30, 2023 and 2022.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the Company’s Consolidated Statements of Operations. The Company’s equity method investment is adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investment using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows. As a result of the Precision Healing merger in April 2022 (see Note 3), the Company does not have any investments which are recorded applying the equity method of accounting as of June 30, 2023.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the six months ended June 30, 2023 or 2022.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of the contingent earnout consideration and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3 and 4 are based on Level 3 inputs.

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

Balance at December 31, 2022	$7,166,691
Additions	-
Changes in fair value of earnout liabilities	(813,157)
Settlements	-
Balance at June 30, 2023	$6,353,534

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The Company adopted the new guidance effective January 1, 2023. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 4 – SCENDIA PURCHASE AGREEMENT

In July 2022, the Company entered into a membership interest purchase agreement by and among the Company, Scendia, a Delaware limited liability company, and Ryan Phillips (“Phillips”) pursuant to which, and in accordance with the terms and conditions set forth therein, the Company acquired 100% of the issued and outstanding membership interests in Scendia from Phillips.

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

Pursuant to the purchase agreement, Phillips was entitled to receive closing consideration consisting of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy Phillips’ indemnification obligations and subsequently issued and released to Phillips in July 2023.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing.

As the contingent earnout payments are not subject to any specific individual performance by Phillips, the contingent shares are not subject to ASC 718. Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation was measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC 480, as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the contingent consideration is classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

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

NOTE 5 – INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(1,149,604)	$3,644,275	$4,793,879	$(980,583)	$3,813,296
Patents and Other IP	21,935,580	(2,105,580)	19,830,000	21,935,580	(1,492,057)	20,443,523
Customer relationships and other	7,947,332	(1,278,029)	6,669,303	7,947,332	(694,171)	7,253,161
Total	$34,676,791	$(4,533,213)	$30,143,578	$34,676,791	$(3,166,811)	$31,509,980

As of June 30, 2023, the weighted-average amortization period for finite-lived intangible assets was 14.3 years. Amortization expense related to intangible assets was $695,202 and $437,540 for the three months ended June 30, 2023 and 2022, respectively, and $1,366,403 and $547,563 for the six months ended June 30, 2023 and 2022, respectively. The estimated remaining amortization expense as of June 30, 2023 for finite-lived intangible assets is as follows:

Remainder of 2023	$1,390,403
2024	2,780,806
2025	2,780,806
2026	2,763,550
2027	2,649,698
2028	2,616,456
Thereafter	15,161,859
Total	$30,143,578

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during either of the six months ended June 30, 2023 or 2022.

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of June 30, 2023.

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

As discussed above, in April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company (see Note 3 for more information). As a result of the merger, the Company’s equity method investment in Precision Healing ceased in April 2022. The Company has recorded $379,633 in the six months ended June 30, 2022 as its share of the loss from this equity method investment for the period prior to acquisition.

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

The Company has reviewed the characteristics of the Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of June 30, 2023.

The following summarizes the Company’s investments for the periods presented:

	June 30, 2023		December 31, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$-	-%	$-	-%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		3,084,278

Total Investments	$3,084,278		$3,084,278

The following summarizes the loss from the equity method investment reflected in the Consolidated Statements of Operations:

	Three Months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment
Precision Healing Inc.	$-	$-	$-	$(379,633)

Total	$-	$-	$-	$(379,633)

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

The Company has three material operating leases for office space. In March 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 90, 43 and 26 months as of June 30, 2023. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $2,030,938 and a related lease liability of $2,052,952 as of June 30, 2023. The Company recorded lease expense of $184,575 and $126,815 for the six months ended June 30, 2023 and 2022, respectively, for its leased assets. Cash paid for amounts included in the measurement of operating lease liabilities was $175,382 and $127,777 for the six months ended June 30, 2023 and 2022, respectively. The present value of the Company’s operating lease liabilities as of June 30, 2023 is shown below.

Maturity of Operating Lease Liabilities

June 30, 2023
Remainder of 2023	$178,783
2024	424,753
2025	450,551
2026	365,911
2027	297,947
2028	295,689
Thereafter	604,050
Total lease payments	2,617,684
Less imputed interest	(564,732)
Present Value of Lease Liabilities	$2,052,952

Operating lease liabilities – current	273,539
Operating lease liabilities – long-term	1,779,413

As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 6.4 years and a weighted average discount rate of 7.51%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Surgical Activated Collagen

In August 2018, the Company entered an exclusive, world-wide sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute CellerateRX Surgical Activated Collagen (Powder and Gel) (“CellerateRX Surgical”) and HYCOL Hydrolyzed Collagen (Powder and Gel) (“HYCOL”) products into the surgical and wound care markets. Pursuant to the Sublicense Agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended in January 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the Sublicense Agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the initial expiration date, CGI Cellerate RX will have the right to terminate the Sublicense Agreement upon written notice.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled $1,069,244 and $812,966 for the six months ended June 30, 2023 and 2022, respectively. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during the six months ended June 30, 2023 and 2022.

As discussed further in Note 12, on August 1, 2023, the Company purchased certain assets from Applied Nutritionals, LLC (“Applied”), including the rights to manufacture and sell CellerateRX Surgical and HYCOL products. In connection with the purchase of such assets, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company, and no further royalties will be due to Applied thereunder.

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $65,000 and $60,000 for the six months ended June 30, 2023 and 2022, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties had been recognized under this agreement as of June 30, 2023.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of June 30, 2023.

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

Scendia Purchase Agreement

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration for the acquisition at closing was approximately $7.6 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy Phillips’ indemnification obligations and subsequently issued and released to Phillips in July 2023.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. See Note 4 for more information regarding the acquisition of Scendia.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 587,804 shares had been issued under the LTIP Plan and 1,412,196 were available for issuance as of June 30, 2023.

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

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration at closing for the acquisition was approximately $7.6 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy Phillips’ indemnification obligations and subsequently issued and released to Phillips in July 2023.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. See Note 4 for more information regarding the acquisition of Scendia.

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

During the three months ended June 30, 2023, the Company did not sell any shares of common stock pursuant to the Sales Agreement. During the six months ended June 30, 2023, the Company sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1,066,000 and net proceeds of approximately $1,034,000 pursuant to the Sales Agreement.

Restricted Stock Awards

During the six months ended June 30, 2023, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 108,136 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the LTIP Plan during the six months ended June 30, 2023. The fair value of these awards was $4,293,988 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,724,637 and $1,288,335 was recognized in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations during the six months ended June 30, 2023 and 2022, respectively, and $1,127,332 and $703,400 was recognized during the three months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, there was $4,844,361 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.2 years.

Below is a summary of restricted stock activity for the six months ended June 30, 2023:

	For the Six Months Ended
	June 30, 2023
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	181,102	$22.89
Granted	114,284	39.28
Vested	(124,483)	22.22
Forfeited	(6,148)	31.71
Nonvested at June 30, 2023	164,755	$34.36

Stock Options

A summary of the status of outstanding stock options at June 30, 2023 and changes during the six months then ended is presented below:

	For the Six Months Ended
	June 30, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Options	Price	Contract Life
Outstanding at beginning of period	146,191	$10.65
Granted or assumed	-		-
Exercised	(22,000)	11.47
Forfeited	-		-
Expired	-		-
Outstanding at June 30, 2023	124,191	$10.50	7.3

Exercisable at June 30, 2023	124,191	$10.50	7.3

Warrants

A summary of the status of outstanding warrants to purchase common stock at June 30, 2023 and changes during the six months then ended is presented below:

For the Six Months Ended
June 30, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Warrants	Price	Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2023	16,725	$10.80	7.3

Exercisable at June 30, 2023	16,725	$10.80	7.3

NOTE 10 – INCOME TAXES

As discussed in Note 3, the Company recognized net deferred tax liabilities associated with the Precision Healing merger. Prior to consideration of these deferred tax liabilities, the Company had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against the Company’s net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger, the Company reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in a year-to-date income tax benefit of $4.1 million in the six months ended June 30, 2022.

NOTE 11 – RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licenses the rights to CellerateRX Surgical from Applied. Sales of CellerateRX Surgical have comprised the substantial majority of the Company’s sales during the six months ended June 30, 2023 and 2022. In January 2021, the Company amended the term of the Sublicense Agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000. For the three months ended June 30, 2023 and 2022, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $548,430 and $443,733, respectively under the terms of this agreement. For the six months ended June 30, 2023 and 2022, royalty expense was $1,069,244 and $812,966, respectively. Ronald T. Nixon, the Company’s Executive Chairman, is the founder and managing partner of Catalyst.

As discussed further in Note 12, on August 1, 2023, the Company purchased certain assets from Applied, including the rights to manufacture and sell CellerateRX Surgical and HYCOL products. In connection with the purchase of such assets, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company, and no further royalties will be due to Applied thereunder.

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

Catalyst Transaction Advisory Services Agreement

In March 2023, the Company entered into a Transaction Advisory Services Agreement (the “Catalyst Services Agreement”) effective March 1, 2023 with Catalyst, a related party. Pursuant to the Catalyst Services Agreement, Catalyst, by and through its directors, officers, employees and affiliates that are not simultaneously serving as directors, officers or employees of the Company (collectively, the “Covered Persons”), agreed to perform certain transaction advisory, business and organizational strategy, finance, marketing, operational and strategic planning, relationship access and corporate development services for the Company in connection with any merger, acquisition, recapitalization, divestiture, financing, refinancing, or other similar transaction in which the Company may be, or may consider becoming, involved, and any such additional services as mutually agreed upon in writing by and between Catalyst and the Company (the “Catalyst Services”).

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred $72,986 of expenses pursuant to the Catalyst Services Agreement in the three and six months ended June 30, 2023.

NOTE 12 – SUBSEQUENT EVENTS

Applied Asset Purchase

On August 1, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a Texas limited liability company and wholly owned subsidiary of the Company (“SMAT”), The Hymed Group Corporation, a Delaware corporation (“Hymed”), Applied, a Delaware limited liability company (Applied, together with Hymed, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Purchase Agreement (collectively, the “Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Purchase Agreement), upon the terms and subject to the conditions set forth in the Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Purchased Assets include the rights to manufacture and sell CellerateRX Surgical and HYCOL products for human wound care use. The transaction closed on August 1, 2023.

The Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of the Company’s common stock (the “Stock Closing Consideration”) with an agreed upon value of $3.0 million and (iii) $2.5 million in cash (the “Installment Payments”), to be paid in four equal installments on each of the next four anniversaries of the closing of the Applied Asset Purchase (the “Closing”).

Prior to the Closing, the Company licensed certain of its products from Applied through the Sublicense Agreement with CGI Cellerate RX. Pursuant to the Sublicense Agreement, the Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. The Company pays royalties based on the annual Net Sales (as defined in the Sublicense Agreement) of licensed products consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Purchase Agreement provides that the Sellers are entitled to receive up to an additional $10.0 million (the “Earnout”), which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Earnout, SMAT shall pay the Sellers a pro-rata amount of the Earnout based on collections from net sales of the product, with such amount to be due credited against any Earnout payments already made by SMAT (the “True-Up Payment”). The Earnout, minus the True-Up Payment and any Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

Professional Services Agreement

In connection with the Applied Asset Purchase and pursuant to the Purchase Agreement, effective August 1, 2023, the Company entered into a professional services agreement (the “Petito Services Agreement”) with the Owner, pursuant to which the Owner, as an independent contractor, agreed to provide certain services to the Company, including, among other things, assisting with the development of products already in development and assisting with research, development, formulation, invention and manufacturing of any future products (the “Petito Services”). As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to three percent (3%) of the actual collections from net sales of certain products the Owner develops or co-develops that reach commercialization, (iii) a royalty payment equal to five percent (5%) for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of two and one-half percent (2.5%) on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

The Petito Services Agreement has an initial term of three years and is subject to automatic successive one-month renewals unless earlier terminated in accordance with its terms. The Petito Services Agreement may be terminated upon the Owner’s death or disability or by the Company or the Owner “For Cause” (as defined in the Petito Services Agreement); provided, however, that the base salary described in (i) of the foregoing paragraph shall survive termination through the three-year initial term and the royalty payments and incentive payments described in (ii)-(v) of the foregoing paragraph shall survive termination of the Petito Services Agreement.

Loan Agreement

In connection with the entry into the Purchase Agreement, on August 1, 2023, SMAT, as borrower, and the Company, as guarantor, entered into a loan agreement (the “Loan Agreement”) with Cadence Bank (the “Bank”) providing for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Term Loan”), which was evidenced by an advancing promissory note. Pursuant to the Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT.

The proceeds of the advances under the Loan Agreement will be used for working capital and for purposes of financing up to one hundred percent (100%) of the Cash Closing Consideration and Installment Payments for the Applied Asset Purchase and related fees and expenses, including any subsequent payments that may be due to the Sellers after the Closing. On August 1, 2023, the Bank, at the request of SMAT, made an advance for $9.75 million. The proceeds from the advance were used to fund the Cash Closing Consideration for the Applied Asset Purchase.

Advances under the Term Loan will begin amortizing in monthly installments commencing on August 5, 2024. All remaining unpaid balances under the Term Loan are due and payable in full on August 1, 2028 (the “Maturity Date”). SMAT may prepay amounts due under the Term Loan. All accrued but unpaid interest on the unpaid principal balance of outstanding advances is due and payable monthly, beginning on September 5, 2023 and continuing monthly on the fifth day of each month thereafter until the Maturity Date. The unpaid principal balance of outstanding advances bears interest, subject to certain conditions, at the lesser of the Maximum Rate (as defined in the Loan Agreement) or the Base Rate, which is for any day, a rate per annum equal to the term secured overnight financing rate (Term SOFR) (as administered by the Federal Reserve Bank of New York) for a one-month tenor in effect on such day plus three percent (3.0%).

The obligations of SMAT under the Loan Agreement and the other loan documents delivered in connection therewith are guaranteed by the Company and are secured by a first priority security interest in substantially all of the existing and future assets of SMAT.

The Loan Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of SMAT and the Company to, among other things, (i) create, assume or guarantee certain liabilities, (ii) create, assume or suffer liens securing indebtedness, (iii) make or permit loans and advances, (iv) acquire any assets outside the ordinary course of business, (v) consolidate, merge or sell all or a material part of its assets, (vi) pay dividends or other distributions on, or redeem or repurchase, interest in an obligor, including the Company, as guarantor (vii) cease, suspend or materially curtail business operations or (viii) engage in certain affiliate transactions. In addition, the Loan Agreement contains financial covenants that require SMAT to maintain (i) a minimum Debt Services Coverage Ratio and (ii) a maximum Cash Flow Leverage Ratio, in each case, as defined and calculated according to the procedures set forth in the Loan Agreement. Pursuant to the Loan Agreement, in the event that SMAT fails to comply with the financial covenants described above, the Company is required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants.

The Loan Agreement also contains customary events of default. If such an event of default occurs, the Bank would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement and actions permitted to be taken by a secured creditor.

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

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. On August 1, 2023, we acquired, among other things, the right to manufacture and sell CellerateRX Surgical Activated Collagen (Powder and Gel) (“CellerateRX Surgical”), our primary product, and HYCOL Hydrolyzed Collagen (Powder and Gel) (“HYCOL”) from Applied Nutritionals, LLC (“Applied”) for human wound care use (for more information regarding this acquisition, see the “Recent Acquisitions” section below). Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”). In connection with the asset purchase, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company. We also license certain of our products from Rochal Industries, LLC (“Rochal”) and through our subsidiary, Scendia Biologics, LLC (“Scendia”), and have the right to exclusively distribute certain products manufactured by Cook Biotech Inc.

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

In July 2022, we entered into a membership interest purchase agreement with Scendia and Ryan Phillips (“Phillips”) pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from Phillips. Since our acquisition of Scendia, we have been selling a full line of regenerative and orthobiologic technologies including (i) TEXAGEN Amniotic Membrane Allograft (“TEXAGEN”), (ii) BiFORM Bioactive Moldable Matrix (“BiFORM”), (iii) AMPLIFY Verified Inductive Bone Matrix (“AMPLIFY”) and (iv) ALLOCYTE Advanced Cellular Bone Matrix (“ALLOCYTE”).

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

Scendia

In July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia and Phillips pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from Phillips. Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN, (ii) BiFORM, (iii) AMPLIFY and (iv) ALLOCYTE. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

Pursuant to the purchase agreement, the aggregate consideration at closing for the acquisition was $7.6 million, which consisted of (i) a $1.6 million cash payment, subject to certain adjustments, and (ii) 291,686 shares of our common stock, with an agreed upon value of $6.0 million. Pursuant to the purchase agreement, at closing, we withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy Phillips’ indemnification obligations and subsequently issued and released to Phillips in July 2023.

In addition to the cash and stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to Phillips in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing.

Applied Asset Purchase

On August 1, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a wholly owned subsidiary of the Company (“SMAT”), Applied, The Hymed Group Corporation (“Hymed” and together with Applied, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Purchase Agreement (collectively, the “Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Purchase Agreement), upon the terms and subject to the conditions set forth in the Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Purchased Assets include the rights to manufacture and sell the CellerateRX Surgical and HYCOL products for human wound care use. The transaction closed on August 1, 2023.

The Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock (the “Stock Closing Consideration”) with an agreed upon value of $3.0 million and (iii) $2.5 million in cash (the “Installment Payments”), to be paid in four equal installments on each of the next four anniversaries of the closing of the Applied Asset Purchase (the “Closing”).

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Purchase Agreement provides that the Sellers are entitled to receive up to an additional $10.0 million (the “Earnout”), which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Earnout, SMAT shall pay the Sellers a pro-rata amount of the Earnout based on collections from net sales of the product, with such amount to be due credited against any Earnout payments already made by SMAT (the “True-Up Payment”). The Earnout, minus the True-Up Payment and any Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

RECENT DEVELOPMENTS

Sanara Pulsar, LLC

In May 2019, we organized Sanara Pulsar, LLC, a Texas limited liability company (“Sanara Pulsar”), which was owned 60% by our wholly owned subsidiary Cellerate, LLC, and 40% by Wound Care Solutions, Limited (“WCS”), an unaffiliated company registered in the United Kingdom. At the time of the formation of Sanara Pulsar, Sanara Pulsar and WCS entered into a supply agreement whereby Sanara Pulsar became the exclusive distributor in the United States of certain wound care products, including the Sanara Pulsar II AWI Wound Debridement System, that utilized intellectual property developed and owned by WCS (collectively, the “Pulsar Products”). When we formed Sanara Pulsar, we believed the Pulsar Products would provide clinicians with a novel debridement solution. We also believed the Pulsar Products would receive an expanded reimbursement code for use by all clinician types.

Ultimately, we did not receive an additional reimbursement code, which limited the adoption of the Pulsar Products. Sanara Pulsar, which had minimal sales since its inception, was dissolved effective December 2022. As a result, we recorded a $1.0 million noncash loss on disposal of investment in the fourth quarter of 2022.

Professional Services Agreement

In connection with the Applied Asset Purchase and pursuant to the Purchase Agreement, effective August 1, 2023 (the “Effective Date”), we entered into a professional services agreement (the “Petito Services Agreement”) with the Owner, pursuant to which the Owner, as an independent contractor, agreed to provide certain services to us, including, among other things, assisting with the development of products already in development and assisting with research, development, formulation, invention and manufacturing of any future products (the “Petito Services”). As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to three percent (3%) of the actual collections from net sales of certain products the Owner develops or co-develops that reach commercialization, (iii) a royalty payment equal to five percent (5%) for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of two and one-half percent (2.5%) on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

The Petito Services Agreement has an initial term of three years and is subject to automatic successive one-month renewals unless earlier terminated in accordance with its terms. The Petito Services Agreement may be terminated upon the Owner’s death or disability or by us or the Owner “For Cause” (as defined in the Petito Services Agreement); provided, however, that the base salary described in (i) of the foregoing paragraph shall survive termination through the three-year initial term and the royalty payments and incentive payments described in (ii)-(v) of the foregoing paragraph shall survive termination of the Petito Services Agreement.

Loan Agreement

In connection with the entry into the Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into a loan agreement (the “Loan Agreement”) with Cadence Bank (the “Bank”) providing for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Term Loan”). On August 1, 2023, the Bank made an advance under the Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. For more information regarding the Loan Agreement, see the “Liquidity and Capital Resources” section below.

COMPONENTS OF RESULTS OF OPERATIONS

Sources of Revenues

Our revenue is derived primarily from sales of our soft tissue repair and bone fusion products to hospitals and other acute care facilities. In particular, the substantial majority of our product sales revenue is derived from sales of CellerateRX surgical powder. Our revenue is driven by direct orders shipped by us to our customers, and to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when a purchase order is received from the customer and our product is received by the customer.

For the three and six months ended June 30, 2023, our revenues included $3.0 million and $6.2 million, respectively, of revenue generated by Scendia, which we acquired in July 2022. Revenue streams from product sales and royalties are summarized below for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Soft tissue repair products	$13,249,742	$9,569,441	$26,122,223	$17,327,648
Bone fusion products	2,453,172	51,087	5,052,358	53,853
Royalty revenue	50,250	50,250	100,500	100,500
Total Net Revenue	$15,753,164	$9,670,778	$31,275,081	$17,482,001

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

Other Expense

Other expense is primarily comprised of losses on equity method investments, interest expense and other nonoperating activities.

RESULTS OF OPERATIONS

Net Revenues. For the three months ended June 30, 2023, we generated net revenues of $15.8 million compared to net revenues of $9.7 million for the three months ended June 30, 2022, a 63% increase from the prior year period. For the six months ended June 30, 2023, we generated net revenues of $31.3 million compared to net revenues of $17.5 million for the six months ended June 30, 2022, a 79% increase from the prior year period. Net revenues for the three and six months ended June 30, 2023 included $3.0 million and $6.2 million, respectively, of Scendia sales. The higher net revenues for the three and six months ended June 30, 2023 were primarily due to increased sales of soft tissue repair products and, to a lesser extent, bone fusion products, as a result of our increased market penetration and geographic expansion, additional revenues as a result of the Scendia acquisition and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. The amount of qualifying eligible donor tissue was significantly impacted due to stringent donor screening requirements. During the fourth quarter of 2022 and the first half of 2023, we were unable to fill certain orders for this product which negatively impacted our sales. We anticipate resolution of the supply issues in the second half of 2023.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2023, was $2.2 million, compared to costs of goods sold of $1.0 million for the three months ended June 30, 2022. Cost of goods sold for the six months ended June 30, 2023, was $4.3 million, compared to costs of goods sold of $1.8 million for the six months ended June 30, 2022. The increases in cost of goods sold for the three and six months ended June 30, 2023 were due to higher sales volume as a result of organic sales growth and our acquisition of Scendia. Gross margins were approximately 86% and 90% for the three and six months ended June 30, 2023 and 2022, respectively. The lower gross margins for the three and six months ended June 30, 2023 were primarily due to lower margins realized on sales of certain Scendia products.

Selling, general and administrative expenses. SG&A expenses for the three months ended June 30, 2023, were $13.8 million compared to SG&A expenses of $10.4 million for the three months ended June 30, 2022. SG&A expenses for the six months ended June 30, 2023, were $26.8 million compared to SG&A expenses of $19.8 million for the six months ended June 30, 2022. Our SG&A expenses for the three and six months ended June 30, 2023 included $0.8 million and $2.0 million of costs, respectively, related to Scendia operations. The higher SG&A expenses for the three and six months ended June 30, 2023 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $2.3 million and $5.8 million, respectively, or 69% and 83%, respectively, of the increases compared to the prior year periods. The higher direct sales and marketing expenses for the three and six months ended June 30, 2023 were primarily attributable to an increase in sales commissions of $2.3 million and $5.2 million, respectively, as a result of higher product sales. The six months ended June 30, 2023 also included $0.6 million of increased costs as a result of sales force expansion and operational support. We expect our SG&A expenses to continue to decline as a percentage of net revenues as our sales growth outpaces the costs of sales force expansion and corporate overhead.

Research and development expenses. R&D expenses for the three months ended June 30, 2023, were $1.2 million compared to $1.1 million for the three months ended June 30, 2022. R&D expenses for the six months ended June 30, 2023, were $2.5 million compared to $1.3 million for the six months ended June 30, 2022. The higher R&D expenses for the three and six months ended June 30, 2023 were primarily due to costs related to the Precision Healing diagnostic imager and LFA for assessing patient wound and skin conditions. R&D expenses for the three and six months ended June 30, 2023 also included costs associated with ongoing development projects for our currently licensed products.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2023, was $0.8 million compared to $0.5 million for the three months ended June 30, 2022. The higher depreciation and amortization expense during the three months ended June 30, 2023 was primarily due to the amortization of intangible assets acquired as part of the Scendia transaction. Depreciation and amortization expense for the six months ended June 30, 2023, was $1.6 million compared to $0.7 million for the six months ended June 30, 2022. The higher depreciation and amortization expense during the six months ended June 30, 2023 was primarily due to the amortization of intangible assets acquired as part of the Precision Healing and Scendia transactions.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $0.4 million for the three months ended June 30, 2023 compared to expense of $0.1 million for the three months ended June 30, 2022. Change in fair value of earnout liabilities was a benefit of $0.8 million for the six months ended June 30, 2023 compared to an expense of $0.1 million for the six months ended June 30, 2022. The current year benefits are as a result of a decrease in the fair value of the earnout liabilities established at the time of our Precision Healing and Scendia acquisitions. The decrease in the fair value was due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made, partially offset by accretion. The prior year period expenses were due to the accretion of the earnout liabilities.

Other expense. We did not have other expense for either of the three months ended June 30, 2023 or 2022. Other expense for the six months ended June 30, 2023 was $6 compared to $379,633 for the six months ended June 30, 2022. Other expense in the six months ended June 30, 2022 was due to losses from equity method investment in Precision Healing prior to our acquisition of the remaining interest in April 2022.

Loss before income taxes. We had a loss before income taxes of $1.9 million for the three months ended June 30, 2023, compared to a loss before income taxes of $3.4 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had a loss before income taxes of $3.1 million, compared to a loss before income taxes of $6.5 million for the six months ended June 30, 2022. The lower loss for the three and six months ended June 30, 2023 was due to operating expenses increasing at a slower rate than net sales in addition to the benefit recorded as a result of the change in fair value of earnout liabilities.

Income tax benefit. As discussed in Note 10 to the accompanying unaudited consolidated financial statements, we recognized net deferred tax liabilities associated with the Precision Healing merger. Prior to consideration of these deferred tax liabilities, we had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against our net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger, we reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in recognition of an income tax benefit of $4.1 million in the three months ended June 30, 2022.

Net loss. For the three months ended June 30, 2023, we had a net loss of $1.9 million, compared to net income of $0.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had a net loss of $3.1 million, compared to a net loss of $2.4 million for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at June 30, 2023 was $6.1 million, compared to $9.0 million at December 31, 2022. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

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

During the three months ended June 30, 2023, we did not sell any shares of common stock pursuant to the Sales Agreement. During the six months ended June 30, 2023, we sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1.1 million and net proceeds of approximately $1.0 million pursuant to the Sales Agreement.

We expect our future needs for cash to include funding potential acquisitions, further developing our products, services and technologies pipeline and clinical studies, expanding our sales force and for general corporate purposes. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and proceeds from the Term Loan discussed above, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

Precision Healing Merger

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

Scendia Acquisition

In July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia and Phillips pursuant to which, and in accordance with the terms and conditions set forth therein, we acquired 100% of the issued and outstanding membership interests in Scendia from Phillips.

Pursuant to the purchase agreement, Phillips was entitled to receive closing consideration consisting of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of our common stock. Pursuant to the purchase agreement, at closing, we withheld 94,798 shares of common stock with an agreed upon value of $1.95 million (the “Indemnity Holdback Shares”), which such Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy the Phillips’ indemnification obligations and subsequently issued and released to Phillips in July 2023.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to Phillips in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. We made the first earnout payment of approximately $693,000 in cash in August 2023. We expect the second earnout payment to be made in the third quarter of 2024. For more details relating to the contingent earnout consideration payable pursuant to the purchase agreement, see Note 4 to the unaudited consolidated financial statements.

Applied Asset Purchase

On August 1, 2023, we entered into the Purchase Agreement by and among the Company, SMAT, Hymed, Applied and the Owner, pursuant to which SMAT acquired the Purchased Assets and assumed certain Assumed Liabilities upon the terms and subject to the conditions set forth in the Purchase Agreement. The transaction closed on August 1, 2023. The Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash, (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million and (iii) $2.5 million in cash, to be paid in four equal installments on each of the next four anniversaries of the Closing.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Purchase Agreement provides that the Sellers are entitled to receive up to an additional $10.0 million, which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Earnout, SMAT shall pay the Sellers the True-Up Payment. The Earnout, minus the True-Up Payment and any Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

Since the closing of the Applied Asset Purchase, we make intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. SMAT intends to use the royalties received to repay borrowings under the Term Loan. As described under “Loan Agreement” below, SMAT is required to maintain compliance with certain maintenance covenants and is limited in its ability to distribute or lend cash to the Company without consent of the Bank.

Loan Agreement

In connection with the entry into the Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into the Loan Agreement with the Bank providing for, among other things, a Term Loan in the aggregate principal amount of $12.0 million, which was evidenced by an advancing promissory note. Pursuant to the Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT.

The proceeds of the advances under the Loan Agreement will be used for working capital and for purposes of financing up to one hundred percent (100%) of the Cash Closing Consideration and Installment Payments for the Applied Asset Purchase and related fees and expenses, including any subsequent payments that may be due to the Sellers after the Closing. On the Effective Date, the Bank, at the request of SMAT, made an advance for $9.75 million. The proceeds from the advance were used to fund the Cash Closing Consideration for the Applied Asset Purchase.

Advances under the Term Loan will begin amortizing in monthly installments commencing on August 5, 2024. All remaining unpaid balances under the Term Loan are due and payable in full on August 1, 2028 (the “Maturity Date”). SMAT may prepay amounts due under the Term Loan. All accrued but unpaid interest on the unpaid principal balance of outstanding advances is due and payable monthly, beginning on September 5, 2023 and continuing monthly on the fifth day of each month thereafter until the Maturity Date. The unpaid principal balance of outstanding advances bears interest, subject to certain conditions, at the lesser of the Maximum Rate (as defined in the Loan Agreement) or the Base Rate, which is for any day, a rate per annum equal to the term secured overnight financing rate (Term SOFR) (as administered by the Federal Reserve Bank of New York) for a one-month tenor in effect on such day plus three percent (3.0%).

The obligations of SMAT under the Loan Agreement and the other loan documents delivered in connection therewith are guaranteed by us and are secured by a first priority security interest in substantially all of the existing and future assets of SMAT.

The Loan Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of SMAT and us to, among other things, (i) create, assume or guarantee certain liabilities, (ii) create, assume or suffer liens securing indebtedness, (iii) make or permit loans and advances, (iv) acquire any assets outside the ordinary course of business, (v) consolidate, merge or sell all or a material part of its assets, (vi) pay dividends or other distributions on, or redeem or repurchase, interest in an obligor, including us as guarantor, (vii) cease, suspend or materially curtail business operations or (viii) engage in certain affiliate transactions. In addition, the Loan Agreement contains financial covenants that require SMAT to maintain (i) a minimum Debt Services Coverage Ratio and (ii) a maximum Cash Flow Leverage Ratio, in each case, as defined and calculated according to the procedures set forth in the Loan Agreement. Pursuant to the Loan Agreement, in the event that SMAT fails to comply with the financial covenants described above, we are required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants. SMAT is limited in its ability to distribute or lend cash to the Company without consent of the Bank.

Pursuant to the Loan Agreement, starting with the three months ended September 30, 2023 and for each quarter thereafter, SMAT will be required to maintain a minimum Debt Service Coverage Ratio (as defined below) of 1.2 to 1.0, which ratio is calculated as of the last day of the applicable fiscal quarter. The “Debt Service Coverage Ratio” is the ratio of (a) the sum of the following during the preceding twelve (12) month period, subject to annualization in certain circumstances: (i) earnings before interest, taxes, depreciation, amortization, stock compensation expense and gains or losses on sales of assets outside the ordinary course of business (“EBITDA”) minus (ii) capital expenditures, minus (iii) cash taxes, minus (iv) dividends and distributions, to (b) the sum of (i) the current portion of long-term debt, (ii) Installment Payments made during the preceding twelve (12) month period and (iii) interest expense during the preceding twelve (12) month period, subject to annualization in certain circumstances.

The Loan Agreement also requires SMAT to, subject to certain conditions, maintain a maximum Cash Flow Leverage Ratio (as defined below) of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023, and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending on June 30, 2024, and September 30, 2024, and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. The “Cash Flow Leverage Ratio” is the ratio of all Funded Debt (as defined in the Loan Agreement) to certain multiples of EBITDA during the preceding twelve (12) month period, subject to annualization in certain circumstances.

The Loan Agreement also contains customary events of default. If such an event of default occurs, the Bank would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement and actions permitted to be taken by a secured creditor.

Cash Flow Analysis

For the six months ended June 30, 2023, net cash used in operating activities was $3.5 million compared to $3.3 million used in operating activities for the six months ended June 30, 2022. The slightly higher use of cash was primarily due to an increase in inventory and higher payouts of accrued bonuses and commissions during the first half of 2023.

For the six months ended June 30, 2023, net cash used in investing activities was $0.04 million compared to $2.4 million used in investing activities during the six months ended June 30, 2022. The lower use of cash used in investing activities during the six months ended June 30, 2023 was primarily due to cash paid for acquisitions during the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash provided by financing activities was $0.6 million as compared to $0.3 million used in financing activities for the six months ended June 30, 2022. The cash provided by financing activities during the six months ended June 30, 2023 was due to net proceeds received pursuant to sales of our common stock of $1.0 million, partially offset by the net settlement of equity-based awards, which totaled $0.4 million.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which licenses the rights to CellerateRX from Applied. Sales of CellerateRX Surgical comprised the substantial majority of our sales during the six months ended June 30, 2023 and 2022. In January 2021, we amended the term of the Sublicense Agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1.0 million. We pay royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. For the three months ended June 30, 2023 and 2022, royalty expense was $548,430 and $443,733, respectively under the terms of this agreement. For the six months ended June 30, 2023 and 2022, royalty expense was $1,069,244 and $812,966, respectively, under the terms of this agreement. Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst.

As discussed above, in August 2023, we acquired the rights to manufacture and sell CellerateRX Surgical and HYCOL products from Applied. In connection with this acquisition, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company, and no further royalties will be due to Applied thereunder.

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

Catalyst Transaction Advisory Services Agreement

In March 2023, we entered into a Transaction Advisory Services Agreement (the “Catalyst Services Agreement”) effective March 1, 2023 with Catalyst, a related party. Pursuant to the Catalyst Services Agreement, Catalyst, by and through its directors, officers, employees and affiliates that are not simultaneously serving as directors, officers or employees of the Company (collectively, the “Covered Persons”), agreed to perform certain transaction advisory, business and organizational strategy, finance, marketing, operational and strategic planning, relationship access and corporate development services for us in connection with any merger, acquisition, recapitalization, divestiture, financing, refinancing, or other similar transaction in which we may be, or may consider becoming, involved, and any such additional services as mutually agreed upon in writing by and between Catalyst and us (the “Catalyst Services”).

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred $72,986 of expenses pursuant to the Catalyst Services Agreement during the six months ended June 30, 2023.

Receivables and Payables

We had outstanding related party receivables totaling $20,662 at June 30, 2023, and $98,548 at December 31, 2022. We had outstanding related party payables totaling $96,656 at June 30, 2023, and $34,036 at December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may fail to realize all of the anticipated benefits of the Applied Asset Purchase, or such benefits may take longer to realize than expected.

We may fail to realize all of the anticipated benefits of the Applied Asset Purchase, including expected operational, research and development and cost synergies, or such benefits may not be achieved within the anticipated timeframe. In addition, in connection with the Applied Asset Purchase, we acquired control of the manufacturing of our CellerateRX Surgical and HYCOL products, which was previously controlled by the Sellers. If we are unable to maintain or replace the Sellers’ manufacturing process, our sales of CellerateRX Surgical and HYCOL products could be jeopardized.

Furthermore, we have incurred significant transaction costs in connection with the Applied Asset Purchase, including payment of certain fees and expenses incurred in connection with the Applied Asset Purchase and the financing of the Applied Asset Purchase, and our future financial results could be impacted if the intangible assets we acquired in the Applied Asset Purchase become impaired. The failure to realize the anticipated benefits of the Applied Asset Purchase or any of our other recent acquisitions could cause an interruption of, or a loss of momentum in, our operations and could result in a material adverse effect on our financial condition, results of operations or cash flows.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

A significant portion of our future cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this indebtedness could:

●	require us to use a significant percentage of our cash flow from operations for debt service and the satisfaction of repayment obligations, and not for other purposes, such as funding working capital and capital expenditures or making future acquisitions;
●	cause our interest expense to increase if there is a general increase in interest rates, because a portion of our indebtedness bears interest at floating rates;
●	limit our flexibility in planning for or reacting to changes in our business and limit our ability to exploit future business opportunities;
●	cause us to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

Our outstanding indebtedness is subject to certain operating and financial covenants that restrict our business and financing activities and may adversely affect our cash flow and our ability to operate our business.

The Loan Agreement requires us and SMAT, to maintain compliance with certain operating and financial covenants, which provide that we or SMAT, among other things, may not, subject to certain exceptions:

●	create or permit the existence of additional liens on our assets;
●	enter into any pledge agreements or arrangements;
●	with respect to SMAT, make investments in or provide capital contributions to other entities;
●	enter into a merger or consolidation or acquire any assets outside of the ordinary course of business;
●	dispose of a material part of our assets or property or enter into any sale-leaseback transactions;
●	with respect to SMAT, pay dividends or distributions of our capital stock, without the prior written consent of the Bank;
●	make or permit to remain outstanding any loans;
●	change the nature of our business;
●	enter into transactions with affiliates other than in the ordinary course of business on an arm’s-length basis; or
●	amend, modify or obtain or grant a waiver of any provision of any document or instrument evidencing or securing any of our subordinated indebtedness.

In addition, starting with the quarter ending September 30, 2023, SMAT is required to maintain a minimum Debt Service Coverage Ratio of 1.2 to 1.0, which ratio is calculated as of the last day of the applicable fiscal quarter. SMAT is also required to maintain as of the end of each fiscal quarter a maximum Cash Flow Leverage Ratio of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023, and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending on June 30, 2024, and September 30, 2024, and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter.

Further, in the event that SMAT fails to comply with its financial covenants, we are required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants, and we may not have sufficient funds available to fulfill such obligation.

A breach of any of the covenants under our loan agreements, subject to certain cure periods, will result in an event of default, which could cause all of our outstanding indebtedness under the Loan Agreement to become immediately due and payable, and a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balance. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

As a result of the negative covenants contained in the Loan Agreement and the need for cash to pay interest and principal amortization payments required under the Loan Agreement, the Company may not have access to cash it otherwise would have for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

Pursuant to the Loan Agreement, SMAT is subject to restrictions on making certain payments, including dividends, other distributions and loans, to the Company. As a result, although SMAT may use its cash to repay the Term Loan, the Company may not have access to cash it otherwise would have for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

If our Executive Chairman ceases to serve as the Chairman of the Board of Directors of the Company or SMAT, such event could result in an event of default under the Loan Agreement.

The Loan Agreement provides that if Ron Nixon, our Executive Chairman, ceases to serve as Chairman of the Board of Directors of the Company or SMAT, an event of default will occur under the Loan Agreement, unless a successor, acceptable to the Bank, is elected or appointed within 10 business days of such event. If such an event were to occur and we are unable to find a replacement suitable to the Bank, we would be in default and all of our outstanding indebtedness could become immediately due and payable, and a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended June 30, 2023 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008).

10.1+	Professional Services Agreement, dated August 1, 2023, by and between Sanara MedTech Inc. and Dr. George D. Petito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.2+	Loan Agreement, dated August 1, 2023, between Sanara MedTech Applied Technologies, LLC, Sanara MedTech Inc. and Cadence Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

# Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

+ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

August 14, 2023	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

