Form 10-Q
period 2023-09-30
Sanara MedTech Inc.
filed 2023-11-13
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, 8,538,489 shares of the Issuer’s common stock, $0.001 par value per share, were outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended September 30, 2023

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

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$6,235,912	$8,958,995
Accounts receivable, net	7,436,295	6,805,761
Accounts receivable – related party	11,032	98,548
Royalty receivable	49,344	99,594
Inventory, net	5,021,030	3,549,000
Prepaid and other assets	621,690	1,104,611
Total current assets	19,375,303	20,616,509

Long-term assets
Property and equipment, net	1,327,056	1,416,436
Right of use assets – operating leases	2,094,188	806,402
Goodwill	3,601,781	3,601,781
Intangible assets, net	45,991,466	31,509,980
Investment in equity securities	3,084,278	3,084,278
Total long-term assets	56,098,769	40,418,877

Total assets	$75,474,072	$61,035,386

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,939,887	$1,392,701
Accounts payable – related parties	64,747	34,036
Accrued royalties and expenses	3,583,439	2,144,475
Accrued bonuses and commissions	6,084,654	7,758,284
Earnout liabilities – current	1,000,000	1,162,880
Operating lease liabilities – current	322,206	313,933
Current portion of debt	232,143	-
Total current liabilities	13,227,076	12,806,309

Long-term liabilities
Earnout liabilities – long-term	4,871,986	6,003,811
Operating lease liabilities – long-term	1,846,293	505,291
Long-term debt, net of current portion	9,458,254	-
Other long-term liabilities	1,972,673	-
Total long-term liabilities	18,149,206	6,509,102

Total liabilities	31,376,282	19,315,411

Commitments and contingencies (Note 10)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,540,226 issued and outstanding as of September 30, 2023 and 8,299,957 issued and outstanding as of December 31, 2022	8,540	8,300
Additional paid-in capital	72,107,881	65,213,987
Accumulated deficit	(27,799,621)	(23,394,757)
Total Sanara MedTech shareholders’ equity	44,316,800	41,827,530
Equity attributable to noncontrolling interest	(219,010)	(107,555)
Total shareholders’ equity	44,097,790	41,719,975
Total liabilities and shareholders’ equity	$75,474,072	$61,035,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Revenue	$16,024,948	$13,044,571	$47,300,029	$30,526,572

Cost of goods sold	1,751,349	2,228,561	6,064,524	3,991,728

Gross profit	14,273,599	10,816,010	41,235,505	26,534,844

Operating expenses
Selling, general and administrative expenses	13,877,879	12,062,195	40,658,424	31,865,958
Research and development	986,454	1,061,387	3,480,906	2,333,024
Depreciation and amortization	997,674	814,881	2,580,243	1,556,752
Change in fair value of earnout liabilities	(681,753)	109,689	(1,494,910)	173,116
Total operating expenses	15,180,254	14,048,152	45,224,663	35,928,850

Operating loss	(906,655)	(3,232,142)	(3,989,158)	(9,394,006)

Other expense
Interest expense and other	(188,294)	-	(188,300)	-
Share of losses from equity method investment	-	-	-	(379,633)
Total other expense	(188,294)	-	(188,300)	(379,633)

Loss before income taxes	(1,094,949)	(3,232,142)	(4,177,458)	(9,773,639)
Income tax benefit	-	1,702,890	-	5,844,796

Net loss	(1,094,949)	(1,529,252)	(4,177,458)	(3,928,843)

Less: Net loss attributable to noncontrolling interest	(34,579)	(58,792)	(111,455)	(98,485)

Net loss attributable to Sanara MedTech shareholders	$(1,060,370)	$(1,470,460)	$(4,066,003)	$(3,830,358)

Net loss per share of common stock, basic and diluted	$(0.13)	$(0.18)	$(0.49)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	8,332,341	8,107,261	8,244,503	7,836,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004
Share-based compensation	137,076	136	1,622,982	-	-	1,623,118
Net settlement and retirement of equity-based awards	(3,343)	(3)	(52,284)	(50,644)	-	(102,931)
Net loss	-	-	-	(3,129,324)	(27,181)	(3,156,505)
Balance at March 31, 2022	7,810,395	7,810	47,438,466	(18,415,012)	(515,578)	28,515,686
Share-based compensation	39,268	39	703,361	-	-	703,400
Issuance of common stock for acquisitions	165,738	166	5,096,278	-	-	5,096,444
Issuance of common stock options and warrants for acquisitions	-	-	4,612,645	-	-	4,612,645
Distribution to noncontrolling interest member	-	-	-	-	(220,000)	(220,000)
Net income (loss)	-	-	-	769,426	(12,512)	756,914
Balance at June 30, 2022	8,015,401	8,015	57,850,750	(17,645,586)	(748,090)	39,465,089
Share-based compensation	(3,358)	(3)	683,205	-	-	683,202
Issuance of common stock for acquisitions	291,686	292	6,031,775	-	(2,638)	6,029,429
Net loss	-	-	-	(1,470,460)	(58,792)	(1,529,252)
Balance at September 30, 2022	8,303,729	$8,304	$64,565,730	$(19,116,046)	$(809,520)	$44,648,468

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	74,781	75	597,230	-	-	597,305
Net settlement and retirement of equity-based awards	(15,854)	(16)	(315,572)	(340,354)	-	(655,942)
Issuance of common stock in equity offering	26,143	26	1,033,735	-	-	1,033,761
Net loss	-	-	-	(1,177,900)	(38,429)	(1,216,329)
Balance at March 31, 2023	8,385,027	8,385	66,529,380	(24,913,011)	(145,984)	41,478,770
Share-based compensation	33,355	33	1,127,299	-	-	1,127,332
Net settlement and retirement of equity-based awards	21,363	22	224,740	(186)	-	224,576
Net loss	-	-	-	(1,827,733)	(38,447)	(1,866,180)
Balance at June 30, 2023	8,439,745	8,440	67,881,419	(26,740,930)	(184,431)	40,964,498
Share-based compensation	(339)	(1)	857,527	-	-	857,526
Net settlement and retirement of equity-based awards	27,011	27	279,364	1,679	-	281,070
Issuance of common stock for acquisitions	73,809	74	3,089,571	-	-	3,089,645
Net loss	-	-	-	(1,060,370)	(34,579)	(1,094,949)
Balance at September 30, 2023	8,540,226	$8,540	$72,107,881	$(27,799,621)	$(219,010)	$44,097,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,177,458)	$(3,928,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,580,243	1,556,752
Loss on disposal of property and equipment	-	2,876
Bad debt expense	214,061	220,000
Inventory obsolescence	222,691	289,406
Share-based compensation	2,582,163	1,971,537
Noncash lease expense	243,988	189,409
Loss on equity method investment	-	379,633
Benefit from deferred income taxes	-	(5,844,796)
Accretion of finance liabilities	39,699	-
Amortization of debt issuance costs	2,055	-
Change in fair value of earnout liabilities	(1,494,910)	173,116
Changes in operating assets and liabilities:
Accounts receivable, net	(794,344)	(754,934)
Accounts receivable – related party	87,516	10,920
Inventory, net	(1,664,714)	(451,838)
Prepaid and other assets	482,921	(69,490)
Accounts payable	547,186	(800,788)
Accounts payable – related parties	30,711	(126,812)
Accrued royalties and expenses	557,295	947,130
Accrued bonuses and commissions	(1,673,629)	1,516,858
Operating lease liabilities	(182,498)	(189,990)
Net cash used in operating activities	(2,397,024)	(4,909,854)
Cash flows from investing activities:
Purchases of property and equipment	(210,970)	(93,651)
Proceeds from disposal of property and equipment	650	894
Purchases of intangible assets	-	(600,000)
Investment in equity securities	-	(250,000)
Acquisitions, net of cash acquired	(9,942,750)	(2,191,919)
Net cash used in investing activities	(10,153,070)	(3,134,676)
Cash flows from financing activities:
Loan proceeds, net	9,688,341	-
Equity offering net proceeds	1,033,761	-
Net settlement of equity-based awards	(150,296)	(102,931)
Cash payment of finance and earnout liabilities	(744,795)	-
Distribution to noncontrolling interest member	-	(220,000)
Net cash provided by (used in) financing activities	9,827,011	(322,931)
Net decrease in cash	(2,723,083)	(8,367,461)
Cash, beginning of period	8,958,995	18,652,841
Cash, end of period	$6,235,912	$10,285,380

Cash paid during the period for:
Interest	$146,546	$-
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	1,531,773	-
Equity issued for acquisitions	3,089,645	15,738,518
Earnout and other liabilities generated by acquisitions	3,759,642	6,882,151
Investment in equity securities converted in asset acquisition	-	1,803,440

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations for the periods presented as their inclusion would have been anti-dilutive during the three and nine months ended September 30, 2023 and 2022 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2023 and 2022, as such shares would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Stock options (a)	95,873	155,691
Warrants (b)	16,725	16,725
Unvested restricted stock	159,557	192,215

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022. See Note 3 for more information regarding the Precision Healing merger.

(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022. See Note 3 for more information regarding the Precision Healing merger.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Soft tissue repair products	$13,634,316	$10,969,271	$39,756,539	$28,296,919
Bone fusion products	2,340,382	2,025,050	7,392,740	2,078,903
Royalty revenue	50,250	50,250	150,750	150,750
Total Net Revenue	$16,024,948	$13,044,571	$47,300,029	$30,526,572

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

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable. The Company recorded bad debt expense of $128,061 and $25,000 during the three months ended September 30, 2023 and 2022, respectively, and $214,061 and $220,000 during the nine months ended September 30, 2023 and 2022, respectively. The allowance for doubtful accounts was $511,089 at September 30, 2023 and $265,089 at December 31, 2022. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $5,297 at September 30, 2023 and $4,761 at December 31, 2022. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $152,701 and $129,689 for the three months ended September 30, 2023 and 2022, respectively, and $222,691 and $289,406 for the nine months ended September 30, 2023 and 2022, respectively. The allowance for obsolete and slow-moving inventory had a balance of $327,492 at September 30, 2023, and $523,832 at December 31, 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	September 30,	December 31,
	Life	2023	2022
Computers	3-5 years	$194,788	$172,154
Office equipment	3-7 years	154,280	87,225
Furniture and fixtures	5-10 years	323,755	258,414
Leasehold improvements	2-5 years	107,983	19,631
Internal use software	5 years	1,618,998	1,618,998
		2,399,804	2,156,422
Less accumulated depreciation		(1,072,748)	(739,986)
Property and equipment, net		$1,327,056	$1,416,436

Depreciation expense related to property and equipment was $116,596 and $106,347 for the three months ended September 30, 2023 and 2022, respectively, and $332,762 and $300,655 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company begins capitalization of qualifying costs when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Costs incurred during the preliminary project stage along with post implementation stages of internal-use computer software are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized development costs are classified as “Property and equipment, net” in the Consolidated Balance Sheets and are depreciated over the estimated useful life of the software, which is generally five years.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of September 30, 2023, all the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”) (see Note 4). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the nine months ended September 30, 2023.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the nine months ended September 30, 2023 and 2022.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the Company’s Consolidated Statements of Operations. The Company’s equity method investment is adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investment using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows. As a result of the Precision Healing merger in April 2022 (see Note 3), the Company did not have any investments which are recorded applying the equity method of accounting as of September 30, 2023.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the nine months ended September 30, 2023 or 2022.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include nonexchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related accrued expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The carrying value of the Company’s debt, which has variable interest rates determined each month, approximates fair value based on instruments with similar terms (Level 2 inputs). The fair value of the contingent earnout consideration and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3, 4 and 5 are based on Level 3 inputs.

Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. The current year changes in fair value of earnout liabilities below are as a result of a decrease in the estimated fair value of the earnout liabilities established at the time of the Company’s Precision Healing and Scendia acquisitions. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout consideration.

Balance at December 31, 2022	$7,166,691
Additions	893,000
Changes in fair value of earnout liabilities	(1,494,910)
Settlements	(692,795)
Balance at September 30, 2023	$5,871,986

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies for their patients through certain customer accounts. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN Amniotic Membrane Allograft, (ii) BiFORM Bioactive Moldable Matrix, (iii) ACTIGEN Verified Inductive Bone Matrix and (iv) ALLOCYTE Advanced Cellular Bone Matrix. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023.

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

NOTE 5 – APPLIED ASSET PURCHASE

On August 1, 2023, the Company entered into an Asset Purchase Agreement (the “Applied Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a Texas limited liability company and wholly owned subsidiary of the Company (“SMAT”), The Hymed Group Corporation, a Delaware corporation (“Hymed”), Applied Nutritionals, LLC, a Delaware limited liability company (“Applied”, and together with Hymed, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Applied Purchase Agreement (collectively, the “Applied Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement), upon the terms and subject to the conditions set forth in the Applied Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Applied Purchased Assets include the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (Powder and Gel) (“CellerateRX Surgical”) and HYCOL Hydrolyzed Collagen (Powder and Gel) (“HYCOL”) products for human wound care use.

The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of the Company’s common stock (the “Stock Closing Consideration”) with an agreed upon value of $3.0 million and (iii) $2.5 million in cash (the “Installment Payments”), to be paid in four equal installments on each of the next four anniversaries of the closing of the Applied Asset Purchase (the “Closing”).

Prior to the Closing, the Company licensed certain of its products from Applied through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), a related party (see Note 13 for additional information regarding transactions with related parties). Pursuant to the Sublicense Agreement, the Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing of the Applied Asset Purchase, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Effective August 1, 2023, these intercompany royalty payments and the offsetting cost of goods sold are eliminated on a consolidated basis.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Applied Purchase Agreement provides that the Sellers are entitled to receive up to an additional $10.0 million (the “Applied Earnout”), which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Applied Earnout, SMAT shall pay the Sellers a pro-rata amount of the Applied Earnout based on collections from net sales of the product, with such amount to be due credited against any Applied Earnout payments already made by SMAT (the “True-Up Payment”). The Applied Earnout, minus the True-Up Payment and any Applied Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

In connection with the Applied Asset Purchase and pursuant to the Applied Purchase Agreement, effective August 1, 2023, the Company entered into a professional services agreement (the “Petito Services Agreement”) with the Owner, pursuant to which the Owner, as an independent contractor, agreed to provide certain services to the Company, including, among other things, assisting with the development of products already in development and assisting with research, development, formulation, invention and manufacturing of any future products (the “Petito Services”). As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to three percent (3%) of the actual collections from net sales of certain products the Owner develops or co-develops that reach commercialization, (iii) a royalty payment equal to five percent (5%) for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of two and one-half percent (2.5%) on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

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

As the contingent consideration was negotiated as part of the transfer of assets, the contingent obligations were measured at fair value and included in the total purchase consideration transferred. Accordingly, the contingent consideration is classified as a liability at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss.

The total purchase consideration for the Applied Asset Purchase as determined by the Company was as follows:

Consideration	Equity Shares	Dollar Value
Cash Closing Consideration		$9,750,000
Fair value of Stock Closing Consideration	73,809	3,089,645
Fair value of Installment Payments		2,040,808
Cash paid for inventory		30,007
Fair value of Petito Services Agreement defined payments		825,834
Fair value of Petito Services Agreement contingent consideration		893,000
Direct transaction costs		162,743
Total purchase consideration		$16,792,037

Based on guidance provided by ASC 805, the Company recorded the Applied Asset Purchase as an asset acquisition due to the determination that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property being the only significant asset acquired. Accordingly, the Company accounted for the transaction as an asset acquisition.

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the estimated fair value of the gross assets acquired, the total fair value of the net assets acquired was primarily attributable to, and classified as, finite-lived intellectual property in the third quarter of 2023. The total purchase consideration was allocated based on the relative estimated fair value of such assets as follows:

Description	Amount
Inventory	$30,007
Equipment	33,062
Intellectual property	16,728,968
Net assets acquired	$16,792,037

NOTE 6 – INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product licenses	$4,793,879	$(1,246,115)	$3,547,764	$4,793,879	$(980,583)	$3,813,296
Patents and other IP	38,664,548	(2,598,220)	36,066,328	21,935,580	(1,492,057)	20,443,523
Customer relationships and other	7,947,332	(1,569,958)	6,377,374	7,947,332	(694,171)	7,253,161
Total	$51,405,759	$(5,414,293)	$45,991,466	$34,676,791	$(3,166,811)	$31,509,980

As of September 30, 2023, the weighted-average amortization period for finite-lived intangible assets was 14.5 years. Amortization expense related to intangible assets was $881,079 and $708,534 for the three months ended September 30, 2023 and 2022, respectively, and $2,247,482 and $1,256,097 for the nine months ended September 30, 2023 and 2022, respectively. The estimated remaining amortization expense as of September 30, 2023 for finite-lived intangible assets is as follows:

Remainder of 2023	$974,018
2024	3,896,070
2025	3,896,070
2026	3,878,815
2027	3,764,962
2028	3,731,721
Thereafter	25,849,810
Total	$45,991,466

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during either of the nine months ended September 30, 2023 or 2022.

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of September 30, 2023.

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

As discussed above, in April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company (see Note 3 for more information). As a result of the merger, the Company’s equity method investment in Precision Healing ceased in April 2022. The Company recorded $379,633 in the nine months ended September 30, 2022 as its share of the loss from this equity method investment for the period prior to acquisition.

In June 2021, the Company invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Pixalere Shares”) of Canada-based Pixalere Healthcare Inc. (“Pixalere”). The Pixalere Shares are convertible into approximately 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with the Company’s purchase of the Pixalere Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), a subsidiary of the Company, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, the Company issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

The Company has reviewed the characteristics of the Pixalere Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Pixalere Shares over Pixalere’s common stock, the Pixalere Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of September 30, 2023.

The following summarizes the Company’s investments for the periods presented:

	September 30, 2023		December 31, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$-	-%	$-	-%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		3,084,278

Total Investments	$3,084,278		$3,084,278

The following summarizes the loss from the equity method investment reflected in the Consolidated Statements of Operations:

	Three Months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment
Precision Healing Inc.	$-	$-	$-	$(379,633)

Total	$-	$-	$-	$(379,633)

NOTE 8 – OPERATING LEASES

The Company periodically enters operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. Right of use assets (“ROU assets”) represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized on the transition date based on the present value of lease payments over the respective lease term, with the office space ROU asset adjusted for deferred rent liability.

The Company has three material operating leases for office space. In March and September 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 87, 40 and 23 months as of September 30, 2023. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $2,094,188 and a related lease liability of $2,168,499 as of September 30, 2023. The Company recorded lease expense of $295,268 and $210,317 for the nine months ended September 30, 2023 and 2022, respectively, for its leased assets. Cash paid for amounts included in the measurement of operating lease liabilities was $264,291 and $210,897 for the nine months ended September 30, 2023 and 2022, respectively. The present value of the Company’s operating lease liabilities as of September 30, 2023 is shown below.

Maturity of Operating Lease Liabilities

September 30, 2023
Remainder of 2023	$116,285
2024	505,017
2025	532,053
2026	379,529
2027	297,947
2028	295,689
Thereafter	604,049
Total lease payments	2,730,569
Less imputed interest	(562,070)
Present Value of Lease Liabilities	$2,168,499

Operating lease liabilities – current	322,206
Operating lease liabilities – long-term	1,846,293

As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 6.0 years and a weighted average discount rate of 7.59%.

NOTE 9 – DEBT AND CREDIT FACILITIES

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, SMAT, as borrower, and the Company, as guarantor, entered into a loan agreement (the “Loan Agreement”) with Cadence Bank (the “Bank”) providing for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Term Loan”), which was evidenced by an advancing promissory note. Pursuant to the Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT.

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

The Loan Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of SMAT and the Company to, among other things, (i) create, assume or guarantee certain liabilities, (ii) create, assume or suffer liens securing indebtedness, (iii) make or permit loans and advances, (iv) acquire any assets outside the ordinary course of business, (v) consolidate, merge or sell all or a material part of its assets, (vi) pay dividends or other distributions on, or redeem or repurchase, interest in an obligor, including the Company, as guarantor (vii) cease, suspend or materially curtail business operations or (viii) engage in certain affiliate transactions. In addition, the Loan Agreement contains financial covenants that require SMAT to maintain (i) a minimum Debt Services Coverage Ratio of 1.2 to 1.0 as of the last day of each applicable fiscal quarter and (ii) a maximum Cash Flow Leverage Ratio of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023 and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending June 30, 2024 and September 30, 2024 and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. Pursuant to the Loan Agreement, in the event that SMAT fails to comply with the financial covenants described above, the Company is required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants. During the three months ended September 30, 2023, the Company contributed an immaterial amount of cash to SMAT in order to permit SMAT to be in compliance with the financial covenants under the Loan Agreement. The Company was in compliance with the financial covenants under the Loan Agreement as of September 30, 2023.

The Loan Agreement also contains customary events of default. If such an event of default occurs, the Bank would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement and actions permitted to be taken by a secured creditor.

The table below presents the components of outstanding debt for the periods presented:

	September 30, 2023	December 31, 2022
Term Loan	$9,750,000	$-
Total debt	9,750,000	-
Less: debt issuance costs, net of accumulated amortization of $2,055 and zero	(59,603)	-
	9,690,397	-
Less: current portion of debt	232,143	-
Long-term debt, net of current portion	$9,458,254	$-

As of September 30, 2023, the interest rate on the advance under the Term Loan was 8.3%.

The table below presents the aggregate maturities of the Company’s outstanding debt as of September 30, 2023:

Year	Total
Remainder of 2023	$-
2024	580,357
2025	1,625,000
2026	1,950,000
2027	1,950,000
2028	3,644,643
Thereafter	-
Total debt	$9,750,000

In connection with the Term Loan, the Company incurred $61,658 in debt issuance costs during the three months ended September 30, 2023. Debt issuance costs are amortized to “Interest expense and other” on the Consolidated Statement of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $59,603 and zero as of September 30, 2023 and December 31, 2022, respectively. Debt issuance costs are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $2,055 and zero for the three and nine months ended September 30, 2023 and 2022, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Surgical Activated Collagen

In August 2018, the Company entered into the Sublicense Agreement with CGI Cellerate RX to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. Pursuant to the Sublicense Agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended in January 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the Sublicense Agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the initial expiration date, CGI Cellerate RX will have the right to terminate the Sublicense Agreement upon written notice.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled a benefit of $9,209 for the three months ended September 30, 2023 due to the reversal of an accrual and $432,809 of expense for the three months ended September 30, 2022, respectively. Royalty expense totaled $1,060,035 and $1,245,775 for the nine months ended September 30, 2023 and 2022, respectively. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during the three and nine months ended September 30, 2023 and 2022.

As discussed further in Note 5, on August 1, 2023, the Company purchased certain assets from Applied, including the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Effective August 1, 2023, these intercompany royalty payments and the offsetting cost of goods sold are eliminated on a consolidated basis.

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $32,499 and $30,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, royalty expense was $97,499 and $90,000, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties had been recognized under this agreement as of September 30, 2023.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of September 30, 2023.

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023. The Company expects the second earnout payment to be made in the third quarter of 2024. See Note 4 for more information regarding the acquisition of Scendia.

Applied Asset Purchase

On August 1, 2023, the Company closed the Applied Asset Purchase. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) the Cash Closing Consideration , (ii) the Stock Closing Consideration and (iii) the Installment Payments.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Applied Purchase Agreement provides that the Sellers are entitled to receive the Applied Earnout, which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Applied Earnout, SMAT shall pay the Sellers the True-Up Payment. The Applied Earnout, minus the True-Up Payment and any Applied Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

In connection with the Applied Asset Purchase and pursuant to the Applied Purchase Agreement, effective August 1, 2023, the Company entered into the Petito Services Agreement with the Owner, pursuant to which the Owner, as an independent contractor, agreed to provide the Petito Services. As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to three percent (3%) of the actual collections from net sales of certain products the Owner develops or co-develops that reach commercialization, (iii) a royalty payment equal to five percent (5%) for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of two and one-half percent (2.5%) on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 587,465 shares had been issued under the LTIP Plan and 1,412,535 were available for issuance as of September 30, 2023.

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023. See Note 4 for more information regarding the acquisition of Scendia.

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

During the three months ended September 30, 2023, the Company did not sell any shares of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2023, the Company sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1,066,000 and net proceeds of approximately $1,034,000 pursuant to the Sales Agreement.

On August 1, 2023, the Company closed the Applied Asset Purchase. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) the Cash Closing Consideration, (ii) the Stock Closing Consideration and (iii) the Installment Payments.

Restricted Stock Awards

During the nine months ended September 30, 2023, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 107,797 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the LTIP Plan during the nine months ended September 30, 2023. The fair value of these awards was $4,287,777 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $857,526 and $683,202 was recognized in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations during the three months ended September 30, 2023 and 2022, respectively, and $2,582,163 and $1,971,537 was recognized during the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, there was $3,980,624 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.0 years.

Below is a summary of restricted stock activity for the nine months ended September 30, 2023:

	For the Nine Months Ended September 30, 2023
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	181,102	$22.89
Granted	118,912	39.14
Vested	(129,342)	22.84
Forfeited	(11,115)	32.96
Nonvested at September 30, 2023	159,557	$34.27

Stock Options

A summary of the status of outstanding stock options at September 30, 2023 and changes during the nine months then ended is presented below:

	For the Nine Months Ended September 30, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Options	Price	Contract Life
Outstanding at beginning of period	146,191	$10.65
Granted or assumed	-	-
Exercised	(50,318)	11.58
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2023	95,873	$10.16	7.1

Exercisable at September 30, 2023	95,873	$10.16	7.1

Warrants

A summary of the status of outstanding warrants to purchase common stock at September 30, 2023 and changes during the nine months then ended is presented below:

For the Nine Months Ended September 30, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Warrants	Price	Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2023	16,725	$10.80	7.0

Exercisable at September 30, 2023	16,725	$10.80	7.0

NOTE 12 – INCOME TAXES

As discussed in Notes 3 and 4, the Company recognized net deferred tax liabilities associated with the Precision Healing merger and the Scendia acquisition. Prior to consideration of these deferred tax liabilities, the Company had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against the Company’s net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and the Scendia acquisition, the Company reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in an income tax benefit of $1,702,890 and $5,844,796 in the three and nine months ended September 30, 2022, respectively.

NOTE 13 – RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which, prior to the Applied Asset Purchase, licensed the rights to CellerateRX Surgical and HYCOL from Applied. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during the nine months ended September 30, 2023 and 2022. In January 2021, the Company amended the term of the Sublicense Agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000.

As discussed further in Note 5, on August 1, 2023, the Company purchased certain assets from Applied, including the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Ronald T. Nixon, the Company’s Executive Chairman, is the founder and managing partner of Catalyst.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred $44,032 and $117,018 of costs pursuant to the Catalyst Services Agreement in the three and nine months ended September 30, 2023, respectively.

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

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. On August 1, 2023, we acquired, among other things, the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (Powder and Gel) (“CellerateRX Surgical”), our primary product, and HYCOL Hydrolyzed Collagen (Powder and Gel) (“HYCOL”) from Applied Nutritionals, LLC (“Applied”) for human wound care use (for more information regarding this acquisition, see the “Recent Acquisitions” section below). Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”), both of which are related parties (for additional information regarding related parties, see the section titled “Material Transactions with Related Parties” below). In connection with the asset purchase, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company. We also license certain of our products from Rochal Industries, LLC (“Rochal”) and Cook Biotech Inc.

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

In April 2022, we entered into a merger agreement through which Precision Healing Inc. (“Precision Healing”) became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and lateral flow assay (“LFA”) for assessing a patient’s wound and skin conditions. This comprehensive wound and skin assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. During the first quarter of 2023, we submitted a 510(k) premarket notification to the FDA for the Precision Healing diagnostic imager. We are evaluating when or if we will submit a 510(k) premarket notification for the Precision Healing LFA.

In July 2022, we entered into a membership interest purchase agreement with Scendia Biologics, LLC (“Scendia”) and Ryan Phillips (“Phillips”) pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from Phillips. Since our acquisition of Scendia, we have been selling a full line of regenerative and orthobiologic technologies including (i) TEXAGEN Amniotic Membrane Allograft (“TEXAGEN”), (ii) BiFORM Bioactive Moldable Matrix (“BiFORM”), (iii) ACTIGEN Verified Inductive Bone Matrix (“ACTIGEN”) and (iv) ALLOCYTE Advanced Cellular Bone Matrix (“ALLOCYTE”).

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

Scendia

In July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia and Phillips pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from Phillips. Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies. Beginning in early 2022, the Company began co-promoting certain products with Scendia, including: (i) TEXAGEN, (ii) BiFORM, (iii) ACTIGEN and (iv) ALLOCYTE. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”) and the Company owned the remaining 50% of the membership interests. As a result of the acquisition, the Company indirectly acquired all the interests in Sanara Biologics, such that the Company now holds 100% of the issued and outstanding equity interests in Sanara Biologics.

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

Applied Asset Purchase

On August 1, 2023, we entered into an Asset Purchase Agreement (the “Applied Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a wholly owned subsidiary of the Company (“SMAT”), Applied, The Hymed Group Corporation (“Hymed” and together with Applied, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Applied Purchase Agreement (collectively, the “Applied Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement), upon the terms and subject to the conditions set forth in the Applied Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Applied Purchased Assets include the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products for human wound care use.

The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock (the “Stock Closing Consideration”) with an agreed upon value of $3.0 million and (iii) $2.5 million in cash (the “Installment Payments”), to be paid in four equal installments on each of the next four anniversaries of the closing of the Applied Asset Purchase (the “Closing”).

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Applied Purchase Agreement provides that the Sellers are entitled to receive up to an additional $10.0 million (the “Applied Earnout”), which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Applied Earnout, SMAT shall pay the Sellers a pro-rata amount of the Applied Earnout based on collections from net sales of the product, with such amount to be due credited against any Applied Earnout payments already made by SMAT (the “True-Up Payment”). The Applied Earnout, minus the True-Up Payment and any Applied Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

RECENT DEVELOPMENTS

Professional Services Agreement

In connection with the Applied Asset Purchase and pursuant to the Applied Purchase Agreement, effective August 1, 2023, we entered into a professional services agreement (the “Petito Services Agreement”) with the Owner, pursuant to which the Owner, as an independent contractor, agreed to provide certain services to us, including, among other things, assisting with the development of products already in development and assisting with research, development, formulation, invention and manufacturing of any future products (the “Petito Services”). As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to three percent (3%) of the actual collections from net sales of certain products the Owner develops or co-develops that reach commercialization, (iii) a royalty payment equal to five percent (5%) for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of two and one-half percent (2.5%) on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

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

Loan Agreement

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into a loan agreement (the “Loan Agreement”) with Cadence Bank (the “Bank”) providing for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, the Bank made an advance under the Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. For more information regarding the Loan Agreement, see the “Liquidity and Capital Resources” section below.

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

Revenue streams from product sales and royalties are summarized below for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Soft tissue repair products	$13,634,316	$10,969,271	$39,756,539	$28,296,919
Bone fusion products	2,340,382	2,025,050	7,392,740	2,078,903
Royalty revenue	50,250	50,250	150,750	150,750
Total Net Revenue	$16,024,948	$13,044,571	$47,300,029	$30,526,572

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

Cost of Goods Sold

Cost of goods sold consists primarily of the acquisition costs from the manufacturers of our licensed products, raw material costs for certain components sourced directly by us and all related royalties due as a result of the sale of our products. Our gross profit represents total net revenue less the cost of goods sold, and gross margin represents gross profit expressed as a percentage of total revenue.

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

Change in fair value of earnout liabilities represents our measurement of the change in fair value at the balance sheet date of our earnout liabilities that were established at the time of our Precision Healing, Scendia and Applied acquisitions.

Other Expense

Other expense is primarily comprised of losses on equity method investments, interest expense, accretion expense and other nonoperating activities.

RESULTS OF OPERATIONS

Net Revenue. For the three months ended September 30, 2023, we generated net revenue of $16.0 million compared to net revenue of $13.0 million for the three months ended September 30, 2022, a 23% increase from the prior year period. For the nine months ended September 30, 2023, we generated net revenue of $47.3 million compared to net revenue of $30.5 million for the nine months ended September 30, 2022, a 55% increase from the prior year period. The higher net revenue for the three and nine months ended September 30, 2023 were primarily due to increased sales of soft tissue repair products and, to a lesser extent, bone fusion products, as a result of our increased market penetration and geographic expansion, additional revenues as a result of the Scendia acquisition and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. During the fourth quarter of 2022 and the nine months ended September 30, 2023, we were unable to fill certain orders for this product, which negatively impacted our sales growth. The supply constraint was caused by significant supplier limits on qualifying eligible donor tissue and supplier necessity to subcontract all processing to secondary suppliers. We have since expanded the ALLOCYTE product line with the release of ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), which is processed by an alternative supplier with in-house processing capabilities. Our first sales of ALLOCYTE Plus occurred in October 2023. We have a sufficient supply of ALLOCYTE Plus to meet currently expected demand and believe we have measures in place to regularly stock the product in the future.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2023, was $1.8 million, compared to costs of goods sold of $2.2 million for the three months ended September 30, 2022. Cost of goods sold for the nine months ended September 30, 2023, was $6.1 million, compared to costs of goods sold of $4.0 million for the nine months ended September 30, 2022. The decrease in cost of goods sold for the three months ended September 30, 2023 was primarily due to the elimination of royalty expense on CellerateRX on a consolidated basis as a result of the Applied Asset Purchase. The increase in cost of goods sold for the nine months ended September 30, 2023 was primarily due to higher sales volume as a result of organic sales growth and our acquisition of Scendia. Gross margins were approximately 87% for both nine-month periods ended September 30, 2023 and 2022. The gross margins for the nine months ended September 30, 2023 included lower margins realized on sales of certain Scendia products offset by higher margins realized due to the elimination in consolidation of the CellerateRX royalty expense under the Sublicense Agreement.

Selling, general and administrative expenses. SG&A expenses for the three months ended September 30, 2023, were $13.9 million compared to SG&A expenses of $12.1 million for the three months ended September 30, 2022. SG&A expenses for the nine months ended September 30, 2023, were $40.7 million compared to SG&A expenses of $31.9 million for the nine months ended September 30, 2022. The higher SG&A expenses for the three and nine months ended September 30, 2023 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $1.0 million and $6.8 million, respectively, or 56% and 77%, respectively, of the increases compared to the prior year periods. The higher direct sales and marketing expenses for the three and nine months ended September 30, 2023 were primarily attributable to an increase in sales commissions of $0.7 million and $5.9 million, respectively, as a result of higher product sales. The nine months ended September 30, 2023 also included $0.8 million of increased costs as a result of sales force expansion and operational support. We expect our SG&A expenses to decline as a percentage of net revenues as our sales growth outpaces the costs of sales force expansion and corporate overhead.

Research and development expenses. R&D expenses for the three months ended September 30, 2023, were $1.0 million compared to $1.1 million for the three months ended September 30, 2022. R&D expenses for the nine months ended September 30, 2023, were $3.5 million compared to $2.3 million for the nine months ended September 30, 2022. The higher R&D expenses for the nine months ended September 30, 2023 were primarily due to costs related to the Precision Healing diagnostic imager and LFA. R&D expenses for the three and nine months ended September 30, 2023 also included costs associated with ongoing development projects for our currently licensed products.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2023, was $1.0 million compared to $0.8 million for the three months ended September 30, 2022. The higher depreciation and amortization expense during the three months ended September 30, 2023 was primarily due to the amortization of intangible assets acquired as part of the Applied Asset Purchase. Depreciation and amortization expense for the nine months ended September 30, 2023, was $2.6 million compared to $1.6 million for the nine months ended September 30, 2022. The higher depreciation and amortization expense during the nine months ended September 30, 2023 was primarily due to the amortization of intangible assets acquired as part of the Precision Healing, Scendia and Applied transactions.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $0.7 million for the three months ended September 30, 2023 compared to expense of $0.1 million for the three months ended September 30, 2022. Change in fair value of earnout liabilities was a benefit of $1.5 million for the nine months ended September 30, 2023 compared to an expense of $0.2 million for the nine months ended September 30, 2022. The current year benefits are as a result of a decrease in the estimated fair value of the earnout liabilities established at the time of our Precision Healing and Scendia acquisitions. The decrease in the estimated fair value was due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made, partially offset by accretion. The prior year period expenses were due to the accretion of the earnout liabilities.

Other expense. Other expense for the three months ended September 30, 2023 was $0.2 million compared to zero for the three months ended September 30, 2022. Other expense for the nine months ended September 30, 2023 was $0.2 million compared to $0.4 million for the nine months ended September 30, 2022. Other expense for the three and nine months ended September 30, 2023 included interest expense, accretion expense and amortization of debt issuance costs related to the Term Loan entered into in conjunction with the Applied Asset Purchase. Other expense for the nine months ended September 30, 2022 included losses from our equity method investment in Precision Healing prior to our acquisition of the remaining interests in April 2022.

Loss before income taxes. We had a loss before income taxes of $1.1 million for the three months ended September 30, 2023, compared to a loss before income taxes of $3.2 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had a loss before income taxes of $4.2 million, compared to a loss before income taxes of $9.8 million for the nine months ended September 30, 2022. The lower loss for the three and nine months ended September 30, 2023 was due to operating expenses increasing at a slower rate than net sales in addition to the benefit recorded as a result of the change in fair value of earnout liabilities.

Income tax benefit. As discussed in Note 12 to the accompanying unaudited consolidated financial statements, we recognized net deferred tax liabilities associated with the Precision Healing merger and the Scendia acquisition. Prior to consideration of these deferred tax liabilities, we had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against our net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and the Scendia acquisition, we reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in recognition of an income tax benefit of $1.7 million and $5.8 million in the three and nine months ended September 30, 2022, respectively.

Net loss. For the three months ended September 30, 2023, we had a net loss of $1.1 million, compared to a net loss of $1.5 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had a net loss of $4.2 million, compared to a net loss of $3.9 million for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at September 30, 2023 was $6.2 million, compared to $9.0 million at December 31, 2022. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

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

During the three months ended September 30, 2023, we did not sell any shares of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2023, we sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1.1 million and net proceeds of approximately $1.0 million pursuant to the Sales Agreement.

We expect our future needs for cash to include funding potential acquisitions, further developing our products, services and technologies pipeline and clinical studies, expanding our sales force, repayment of debt as it becomes due and for general corporate purposes. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and proceeds from the Term Loan discussed above, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

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

Pursuant to the purchase agreement, Phillips was entitled to receive closing consideration consisting of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of our common stock. Pursuant to the purchase agreement, at closing, we withheld the Indemnity Holdback Shares, which Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy Phillips’ indemnification obligations and subsequently issued and released to Phillips in July 2023.

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

Applied Asset Purchase

On August 1, 2023, we entered into the Applied Purchase Agreement by and among the Company, SMAT, Hymed, Applied and the Owner, pursuant to which SMAT acquired the Applied Purchased Assets and assumed certain Assumed Liabilities upon the terms and subject to the conditions set forth in the Applied Purchase Agreement. The transaction closed on August 1, 2023. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash, (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million and (iii) $2.5 million in cash, to be paid in four equal installments on each of the next four anniversaries of the Closing.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Applied Purchase Agreement provides that the Sellers are entitled to receive up to an additional $10.0 million, which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Applied Earnout, SMAT shall pay the Sellers the True-Up Payment. The Applied Earnout, minus the True-Up Payment and any Applied Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

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

Loan Agreement

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into the Loan Agreement with the Bank providing for, among other things, a Term Loan in the aggregate principal amount of $12.0 million, which was evidenced by an advancing promissory note. Pursuant to the Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT.

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

Pursuant to the Loan Agreement, starting with the three months ended September 30, 2023 and for each quarter thereafter, SMAT will be required to maintain a minimum Debt Service Coverage Ratio (as defined below) of 1.2 to 1.0, which ratio is calculated as of the last day of the applicable fiscal quarter. The “Debt Service Coverage Ratio” is the ratio of (a) the sum of the following during the preceding twelve (12) month period, subject to annualization in certain circumstances: (i) earnings before interest, taxes, depreciation, amortization, stock compensation expense and gains or losses on sales of assets outside the ordinary course of business (“EBITDA”) minus (ii) capital expenditures, minus (iii) cash taxes, minus (iv) dividends and distributions, to (b) the sum of (i) the current portion of long-term debt, (ii) Installment Payments made during the preceding twelve (12) month period and (iii) interest expense during the preceding twelve (12) month period, subject to annualization in certain circumstances. As of September 30, 2023, following a cash contribution from Sanara (as described below), SMAT’s Debt Service Coverage Ratio was 1.3 to 1.0.

The Loan Agreement also requires SMAT to, subject to certain conditions, maintain a maximum Cash Flow Leverage Ratio (as defined below) of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023, and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending on June 30, 2024, and September 30, 2024, and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. The “Cash Flow Leverage Ratio” is the ratio of all Funded Debt (as defined in the Loan Agreement) to certain multiples of EBITDA during the preceding twelve (12) month period, subject to annualization in certain circumstances. SMAT was in compliance with the financial covenants under the Loan Agreement as of September 30, 2023. Due to the short period of time between the signing of the Loan Agreement and the end of the third quarter, we contributed an immaterial amount of cash to SMAT in order to permit SMAT to be in compliance with the financial covenants under the Loan Agreement. As of September 30, 2023, following a cash contribution from Sanara, SMAT’s Cash Flow Leverage Ratio was 4.5 to 1.0.

The Loan Agreement also contains customary events of default. If such an event of default occurs, the Bank would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement and actions permitted to be taken by a secured creditor.

Cash Flow Analysis

For the nine months ended September 30, 2023, net cash used in operating activities was $2.4 million compared to $4.9 million used in operating activities for the nine months ended September 30, 2022. The lower use of cash was due to net revenue growth outpacing the growth of our cash operating expenses and timing of cash expenditures for certain accrued payables.

For the nine months ended September 30, 2023, net cash used in investing activities was $10.2 million compared to $3.1 million used in investing activities during the nine months ended September 30, 2022. The higher use of cash used in investing activities during the nine months ended September 30, 2023 was primarily due to cash paid pursuant to the Applied Asset Purchase.

For the nine months ended September 30, 2023, net cash provided by financing activities was $9.8 million as compared to $0.3 million used in financing activities for the nine months ended September 30, 2022. The cash provided by financing activities during the nine months ended September 30, 2023 was due to net loan proceeds of $9.7 million utilized for the Applied Asset Purchase and net proceeds received pursuant to sales of our common stock of $1.0 million, partially offset by the Scendia earnout payment of $0.7 million and the net settlement of equity-based awards, which totaled $0.2 million.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which, prior to the Applied Asset Purchase, licensed the rights to CellerateRX from Applied. Sales of CellerateRX Surgical comprised the substantial majority of our sales during the nine months ended September 30, 2023 and 2022. In January 2021, we amended the term of the Sublicense Agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1.0 million. We pay royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. For the three months ended September 30, 2023 and 2022, royalty expense was a benefit of approximately $9,000 for the three months ended September 30, 2023 due to the reversal of an accrual and $0.4 million of expense, respectively, under the terms of this agreement. For the nine months ended September 30, 2023 and 2022, royalty expense was $1.1 million and $1.2 million, respectively, under the terms of this agreement. Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst.

As discussed above, in August 2023, we acquired the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products from Applied. In connection with this acquisition, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company and no further royalties will be due to Applied thereunder. Since the Closing of the Applied Asset Purchase, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. These intercompany royalty payments and the offsetting cost of goods sold were eliminated in consolidation effective as of August 1, 2023.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred $44,032 and $117,018 of costs pursuant to the Catalyst Services Agreement during the three and nine months ended September 30, 2023.

Receivables and Payables

We had outstanding related party receivables totaling $11,032 at September 30, 2023, and $98,548 at December 31, 2022. We had outstanding related party payables totaling $64,747 at September 30, 2023, and $34,036 at December 31, 2022.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material impact on our historical results of operations. We do not currently anticipate that inflation and changing prices will have a material impact on our future results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, the fair value measurement of assets and liabilities and the allocation of purchase price to the fair value of assets acquired. Our critical accounting estimates have not significantly changed since December 31, 2022 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may fail to realize all the anticipated benefits of the Applied Asset Purchase, or such benefits may take longer to realize than expected.

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

A significant portion of our future cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this indebtedness could:

●	require us to use a significant percentage of our cash flow from operations for debt service and the satisfaction of repayment obligations, and not for other purposes, such as funding working capital and capital expenditures or making future acquisitions;
●	cause our interest expense to increase if there is a general increase in interest rates, because a portion of our indebtedness bears interest at floating rates;
●	limit our flexibility in planning for or reacting to changes in our business and limit our ability to exploit future business opportunities; and
●	cause us to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

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

Further, in the event that SMAT fails to comply with its financial covenants, we are required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants. During the three months ended September 30, 2023, we contributed an immaterial amount of cash to SMAT to ensure that SMAT was in compliance with the financial covenants under the Loan Agreement as of September 30, 2023. If we are required to make additional cash contributions to SMAT in future periods, we may not have sufficient funds available to fulfill such obligation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended September 30, 2023 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement dated, August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 11, 2008).

10.1+	Professional Services Agreement, dated August 1, 2023, by and between Sanara MedTech Inc. and Dr. George D. Petito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.2+	Loan Agreement, dated August 1, 2023, between Sanara MedTech Applied Technologies, LLC, Sanara MedTech Inc. and Cadence Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

November 13, 2023	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

