Form 10-K
period 2023-12-31
Sanara MedTech Inc.
filed 2024-03-25
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based on the $40.10 closing price as of such date was approximately $151,156,822.

As of March 22, 2024, 8,622,805 shares of the Issuer’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SANARA MEDTECH INC.

Form 10-K

For the Year Ended December 31, 2023

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

Unless otherwise indicated, “Sanara MedTech,” “Sanara,” the “Company,” “our,” “us,” or “we,” refer to Sanara MedTech Inc. and its consolidated subsidiaries.

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

PART I

Item 1. BUSINESS

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Our products, services and technologies are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for patients regardless of where they receive care. We strive to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and are continually seeking to expand our offerings for patients requiring treatments across the entire continuum of care in the United States.

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. On August 1, 2023, we acquired, among other things, the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), our primary product, and HYCOL Hydrolyzed Collagen (“HYCOL”) from Applied Nutritionals, LLC (“Applied”) for human wound care use (such transaction, the “Applied Asset Purchase”). Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”), both of which are related parties. In connection with the asset purchase, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company. We also license certain products from Rochal Industries, LLC (“Rochal”) and Cook Biotech Inc. (“Cook Biotech”).

In April 2022, we entered into a merger agreement through which Precision Healing Inc. (“Precision Healing”) became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and lateral flow assay (“LFA”) for assessing a patient’s wound and skin conditions. This comprehensive wound and skin assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. In December 2023, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the Precision Healing diagnostic imager. We are evaluating regulatory pathways for the Precision Healing LFA.

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

In November 2022, we established a partnership with InfuSystem Holdings, Inc. (“InfuSystem”) focused on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products including negative pressure wound therapy (“NPWT”) devices and supplies and our advanced wound care product line and associated services to new customers.

In November 2023, we launched BIASURGE Advanced Surgical Solution (“BIASURGE”). BIASURGE is a no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds.

Comprehensive Value-Based Care Strategy

In June 2020, we formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skincare virtual consult services. In 2023, WounDerm was renamed and is now doing business as “Tissue Health Plus” (“THP”). THP is continuing its mission to simplify skin health, starting with wound care through a refined business plan. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based care (“VBC”) primary care companies, with Medicare Advantage payers as the initial target segment for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings including physician offices, skilled nursing homes, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment.

We anticipate that THP’s customer contracts will have three-to-five-year terms. These contracts are expected to incorporate a mix of value-based pricing methodologies including episodic, “per member per month”, and “fee for value” pricing. We believe this approach is aligned with the financial goals of the payers and will help deliver outstanding clinical outcomes for the patients.

Our vision for our comprehensive approach consists of three key sets of planned capabilities:

(a)	Care Hub – This virtual patient monitoring, care coordination and navigation center is expected to help doctors and nurses support their patients throughout their wound care journey, from prevention to treatment. We expect to have Care Hub staffed by wound care certified nurse practitioners (“NPs”) and registered nurses (“RNs”), incorporating care delivery best practices from partnerships with Direct Dermatology Inc. (“DirectDerm”) and certain physician-led multispecialty wound care groups. With NPs leading the care hub, RNs would assume the role of wound specialists, providing patients with expert review and support of the overarching plan of care on each patient’s journey through the process. In addition, care navigators are expected to serve as a primary point of contact for patients and their providers, coordinating care, managing appointments and ensuring seamless communication among all team members.

(b)	Managed Services Organization (“MSO”) Network – With respect to patient-side wound care, our plan is that THP’s programs would be performed by a network of third-party providers who will be contracted through managed services agreements. These providers would include podiatrists, wound care provider groups, primary care physicians, and home health agencies. The providers in the THP network are expected to leverage THP’s standard of care, patient education and tools to deliver optimal patient outcomes with high predictability and efficiency.

(c)	Technology Platform – THP’s technology platform will focus on scaling workflows of THP’s Care Hub and MSO Network through automation and integration. We expect the technology platform to enable enhanced patient empowerment and self-healthcare. We anticipate that our technology platform will leverage our technology investments and partnerships with Precision Healing, Pixalere Healthcare, Inc. (“Pixalere”) and others, by leveraging modern technology including artificial intelligence and machine learning. Our platform technology is expected to manage program economics, standards of care, patient monitoring, wound assessments, network performance monitoring, and revenue cycle management. We expect that each of these components will work in concert with each other, constantly improving economics and care delivery.

We are seeking a partner to facilitate commercialization of Tissue Health Plus and share in the cost of development of the program.

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

Summary of Our Product, Service and Technology Offerings and Development Programs

We are committed to developing and commercializing innovative products that address the challenges physicians face in diagnosing and treating wound and skincare ailments. Our surgical products, CellerateRX Surgical, TEXAGEN, BiFORM, ACTIGEN, ALLOCYTE, ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), BIASURGE, FORTIFY TRG Tissue Repair Graft (“FORTIFY TRG”), and FORTIFY FLOWABLE Extracellular Matrix (“FORTIFY FLOWABLE”) are used in a wide range of surgical specialties to help promote patient healing and reduce the risk of complications. CellerateRX Surgical products, TEXAGEN products, FORTIFY TRG, and FORTIFY FLOWABLE are used in specialties including cardiothoracic, colorectal, general surgery, hand, head and neck, high-risk obstetrics and gynecology, Mohs surgery, neurosurgery, oncology, orthopedic (hip and knee, sports, spine, joint, foot and ankle, ortho trauma and ortho oncology), plastic/reconstructive, podiatric, urology, and vascular. BiFORM, ACTIGEN, ALLOCYTE, and ALLOCYTE Plus are used in orthopedic specialties including hip and knee, sports, spine, joint, foot and ankle, ortho trauma and ortho oncology. Currently, substantially all of our revenue is derived from the sale of surgical products.

In 2021, we launched FORTIFY TRG and FORTIFY FLOWABLE, which we license from Cook Biotech. FORTIFY TRG and FORTIFY FLOWABLE, are currently 510(k) cleared for use in the surgical segment. We believe that both products are a complementary offering to CellerateRX Surgical and we are working to increase both the number of contract opportunities and facility approvals to drive further sales growth.

In July 2022, through the acquisition of Scendia, we expanded our surgical product offerings to include regenerative and orthobiologic technologies. We chose to focus our sales and marketing on four key products: TEXAGEN, BiFORM, ACTIGEN and ALLOCYTE. As part of the integration of Scendia into Sanara, we are continuing to work to add facility approvals for these products.

During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. From the fourth quarter of 2022 through September of 2023, we were unable to fill certain orders for this product, which negatively impacted our sales growth. The supply constraint was caused by significant supplier limits on qualifying eligible donor tissue and supplier necessity to subcontract all processing to secondary suppliers. We have since expanded the ALLOCYTE product line with the release of ALLOCYTE Plus, which is processed by an alternative supplier with in-house processing capabilities. Our first sales of ALLOCYTE Plus occurred in October 2023.

In November 2023, we launched BIASURGE. BIASURGE is a no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative that is effective against a broad spectrum of pathogenic microorganisms. BIASURGE is indicated for use in mechanical cleansing and removal of debris, including microorganisms, from surgical wounds.

In December 2023, we entered into an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize certain new bioactive collagen peptide-based applications using patented technology licensed from Tufts. We believe the licensed technology, supported by the expertise of our research and development team, will help us expand our product offering of collagen products.

Our post-acute wound care products, HYCOL, BIAKŌS Antimicrobial Skin and Wound Cleanser (“BIAKŌS AWC”) and BIAKŌS Antimicrobial Wound Gel (“BIAKŌS AWG”), are targeted for use across the continuum of care, including home health, hospice, physician offices, retail, skilled nursing facilities (“SNFs”), and wound care clinics. Our post-acute wound care products are indicated for use on stage I-IV pressure ulcers, diabetic foot ulcers (“DFUs”), venous stasis, arterial, post-surgical wounds, first- and second-degree burns and donor sites. BIAKŌS AWC is also available in an irrigation bottle (BIAKŌS Antimicrobial Skin and Wound Irrigation Solution) that can be used in conjunction with NPWT instillation and dwell as well as other wound irrigation needs.

Further, we have a robust pipeline of products under development to further expand our position in the surgical and wound care markets. We believe our pipeline initiatives will deepen our comprehensive portfolio of offerings and allow us to build product and technology platforms related to hydrolyzed collagen, wound bed preparation, and antimicrobials in the surgical and wound care markets.

Strategy

● Drive additional market penetration as well as geographic expansion for our products. We are actively working to expand our geographic footprint across the entire United States. We also intend to leverage our comprehensive product, services and technology-based offerings portfolio and relationships with key constituents to deepen our presence in the surgical, wound and skincare markets. We believe the breadth and flexibility of the products we offer allow us to address a wide variety of surgical site needs, wound types and sizes and offer significant new opportunities for sales growth. In addition, we believe that as we continue to offer new products, services and technology-based offerings, our salesforce’s ability to reach additional customers in new and existing geographic regions while penetrating further in existing customer accounts will be enhanced.

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

● Capture patients throughout the entire continuum of care. We intend to continue expanding our platform to aid in treating wound and skincare patients as they progress through the healing process in all care settings. We formed Tissue Health Plus to hold certain investments in technologies and operations in wound and skincare virtual consult services. We believe our service offerings will allow us to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based healing formularies to improve outcomes in the future. We anticipate that this data will also enable us to participate in the creation of new standards of care that promote patient compliance and enable direct dialogue between patients, clinicians and payors, resulting in greater satisfaction for patients, their caregivers, clinicians and payors.

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

● Comprehensive solution for improved wound care outcomes. We are dedicated to offering a comprehensive portfolio of products, services and technologies to improve wound care treatment outcomes. We believe we are the only company that will be able to provide a comprehensive solution for wound care which includes a wound and skin specific electronic medical record (“EMR”), virtual consult services with expert wound care providers and dermatologists, propriety diagnostics and highly efficacious proprietary products allowing us to effectively treat wound care patients in any care setting.

● Wound care products for all care settings. Our wound care product portfolio allows clinicians to personalize solutions to meet the needs of individual wound care patients in all care settings including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, SNFs, home health, hospice, podiatrists and retail).

● Innovative pipeline and proven clinical performance. We have a robust pipeline of surgical, wound and skincare products that we expect to market in the near term. We believe the efficacy of our offerings will be proven via statistically significant collected and analyzed clinical and health economic outcomes data, resulting in expanded adoption of our products at a lower overall cost to payors.

● Proven executive leadership team with a long-term track record of value creation. We are led by a dedicated and seasoned management team with significant industry experience who have successfully executed our strategic implementation to date by launching new products and technologies through investment in new areas of growth. We believe our management team has the vision and experience to implement our future growth strategy.

Market Opportunities for Our Products, Services and Technology-Based Offerings

According to a study published by the Value in Health journal, roughly 15% of the Medicare beneficiary population has chronic nonhealing wounds. Chronic wounds do not advance through the phases of healing in a normal progression and do not show significant progress toward healing in 30 days. Factors contributing to the chronicity of the wound may include pressure/friction, trauma, insufficient blood flow and oxygenation in locations such as the lower extremities, increased bacterial load, excessive proteases, degraded growth factors, matrix metalloproteinases, senescent/aberrant cells or inappropriate treatment. Examples of chronic wounds include DFUs, venous leg ulcers (“VLUs”), arterial ulcers, pressure ulcers and hard-to-heal surgical/traumatic wounds. In each of the various wound types, the presence of biofilms is a frequent cause for chronicity of wounds and the removal of biofilms is a crucial step to commence healing. Biofilms need to be eradicated to prevent further deterioration of the wound that may result in additional negative patient outcomes. If not effectively treated, these wounds can lead to potentially severe complications, including further infection, osteomyelitis, fasciitis, amputation and increased mortality. Chronic wounds are primarily seen in the elderly population. For example, a 2019 study published in Advances in Wound Care reported that in the United States, 3% of the population over the age of 65 had open wounds. According to the same study, in 2020, the U.S. government estimated that the elderly population totaled 55 million people, suggesting that chronic wounds will continue to be an increasingly persistent problem in this population. Four common chronic and other hard-to-heal wounds are:

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

● Venous Leg Ulcers. VLUs develop as a result of vascular insufficiency, or the inability for the vasculature of the leg to return blood back toward the heart properly and, according to a 2013 report published by the International Journal of Tissue Repair and Regeneration, VLUs affect approximately 600,000 people per year in the United States alone. These ulcers usually form on the sides of the lower leg, above the ankle and below the calf, and are slow to heal and often recur if preventative steps are not taken. The risk of VLUs can be increased as a result of a blood clot forming in the deep veins of the legs, obesity, smoking, lack of physical activity or work that requires many hours of standing.

● Pressure Injury/Ulcers. Pressure injury/ulcers are injuries to the skin and underlying tissue resulting from prolonged pressure, or pressure in combination with shear or friction. Constant pressure on an area of skin reduces blood supply to the area and over time can cause the skin to break down and form an open ulcer. These often occur in patients who are hospitalized or confined to a chair or bed and most often form on the skin over bony areas, where there is little cushion between the bone and the skin, such as heels, ankles, hips and the tailbone. Annually, 2.5 million pressure injury/ulcers are treated in the United States in acute care facilities alone, according to a 2006 study published in the Journal of the American Medical Association.

Sanara Products

We market and distribute surgical, wound and skincare products and services to physicians, hospitals, clinics, and post-acute care settings. Our products are primarily sold in the U.S. surgical tissue repair and advanced wound care markets. We believe we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements. We are constantly seeking long-term strategic partnerships with a focus on products that improve outcomes at a lower overall cost.

CellerateRX Surgical is a medical hydrolysate of Type I bovine collagen indicated for the management of surgical, traumatic, and partial- and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical powder is sterilized, packaged and designed specifically for use in the operating room or other sterile environment. CellerateRX Surgical products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons on surgical wounds. The predominance of CellerateRX Surgical products are used for a variety of surgical wounds, including those associated with orthopedic, spine, trauma and oncologic procedures. Additional surgical wounds that may benefit from the use of CellerateRX Surgical include cardiovascular, gynecologic, urologic and plastic/reconstructive related procedures.

CellerateRX Surgical is used in operative cases where patients might have trouble healing normally due to underlying health complications. There is always a risk of complication with surgical wounds. This is especially true in patients with certain comorbidities, including obesity, diabetes and hypertension. These complications can include surgical wound infections, dehiscence (where an incision opens after primary closure) and necrosis. Surgeons use CellerateRX Surgical to complement the body’s normal healing process. By supporting the body to heal normally without complications, improved patient outcomes are achieved, thereby reducing downstream costs related to complications (such as re-operation, longer hospitalization, re-admittance, extended rehabilitative care and other additional treatments). Surgical wound complications have become increasingly problematic due to the high rates of surgical patient comorbidities and the financial strain on insurance payors as well as hospitals who suffer exorbitant costs for readmission of these patients within 30 days of surgery.

HYCOL products are a medical hydrolysate of Type I bovine collagen intended for the management of full and partial thickness wounds including pressure ulcers, venous and arterial leg ulcers and DFUs. HYCOL is primarily used in or targeted to post-acute care settings such as home health, SNFs, wound clinics and physician offices and is currently eligible for reimbursement under Medicare Part B. HYCOL provides the benefit of hydrolyzed collagen directly in the wound bed. Therefore, unlike with the body’s own native collagen or native collagen products, the body does not have to break HYCOL down before use, which is extremely beneficial when treating elderly and otherwise compromised patients with comorbidities such as diabetes and peripheral vascular disease.

BIAKŌS AWC is a 510(k) cleared, patented product that contains synergistic ingredients that have been shown to impact mature biofilm microbes. BIAKŌS AWC is indicated for the mechanical removal of debris, dirt, foreign materials, and microorganisms from wounds including stage I-IV pressure ulcers, DFUs, post-surgical wounds, first- and second-degree burns, as well as grafted and donor sites. BIAKŌS AWC is effective in killing planktonic microbes and immature and mature bacterial and fungal biofilms within the wound. In addition, safety studies demonstrated that BIAKŌS AWC is biocompatible and supports the wound healing environment. BIAKŌS AWC is also available in an irrigation bottle (BIAKŌS Antimicrobial Skin and Wound Irrigation Solution) that can be used in conjunction with NPWT instillation and dwell as well as other wound irrigation needs.

BIAKŌS AWG is an antimicrobial hydrogel wound dressing that can be used alone or in combination with BIAKŌS AWC. The BIAKŌS AWG is also 510(k) cleared and the product launched in November 2020 to complement BIAKŌS AWC.

BIAKŌS AWC and BIAKŌS AWG are effective against planktonic microbes as well as immature and mature biofilms within the wound. When used together, the cleanser can be used initially to clean a wound and disrupt biofilms (removing 99% in 10 minutes). The gel can then be applied and remains in the wound for up to 72 hours, helping to continue disrupting biofilm microbes. In a study conducted in 2020, BIAKŌS AWG, in combination with BIAKŌS AWC, was compared to a number of commercially available wound cleansers to treat chronic wounds such as pressure, diabetic and venous ulcers. The BIAKŌS combination of cleansing and gel dressing demonstrated a reduction in the biofilm microbes by 7.5 logs (>99.99% reduction).

BIASURGE is a no-rinse advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds. First sales of BIASURGE occurred in early November 2023.

FORTIFY TRG is a freeze-dried, multi-layer small intestinal submucosa extracellular matrix sheet. The graft is 510(k) cleared for implantation to reinforce soft tissue, is terminally sterilized, has a thin profile, is available in multiple sizes, and can be cut to size to accommodate the patient’s anatomy. FORTIFY TRG is provided sterile and can be hydrated with autologous blood fluid. First sales of this product occurred in the fourth quarter of 2021.

FORTIFY FLOWABLE is an advanced wound care device that presents Small Intestine Submucosa Extracellular Matrix technology in a way that can fill irregular wound shapes and depths. FORTIFY FLOWABLE is indicated for the management of wounds including: partial and full-thickness wounds, pressure ulcers, venous leg ulcers, diabetic foot ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence sites), traumatic wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. FORTIFY FLOWABLE is provided sterile and is intended for one-time use. It is a 510(k) cleared product. First sales of this product occurred in the first quarter of 2022.

TEXAGEN is a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured for securement if needed. BiFORM is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site. It can be hydrated and used as a strip or molded into a putty to fill a bone defect. ACTIGEN is a verified inductive allograft putty with conformable handling properties. ALLOCYTE and ALLOCYTE Plus are human allograft cellular bone matrices containing bone-derived progenitor cells and conformable bone fibers. These viable cellular allografts are ready to use upon thawing and have fibrous handling properties.

Recent Published Studies on CellerateRX Surgical

CellerateRX Surgical is a medical hydrolysate of Type I bovine collagen indicated for the management of surgical, traumatic, and partial- and full-thickness wounds as well as first- and second-degree burns. CellerateRX Surgical is sterilized, packaged and designed, specifically for use in the operating room (or sterile field), including additional sterility validation. It can be applied in the operating room to surgical wounds that may result from a wide variety of surgical procedures to support the wound healing environment.

An animal study model by the Indiana University Center for Regenerative Medicine and Engineering and the McGowan Institute for Regenerative Medicine was published in Advances in Wound Care in September of 2023. The study, titled “Hydrolyzed Collagen Powder Dressing Improves Wound Inflammation, Perfusion, and Breaking Strength of Repaired Tissue,” demonstrated the effects of CellerateRX Surgical powder on resolution of wound inflammation, perfusion, closure, and breaking strength of the repaired skin. Moreover, the study provided translational research validating published clinical case series and further highlighting mechanistic effects of hydrolyzed collagen. Future empirical and clinical research revealing the unique support hydrolyzed collagen provides the wound environment is currently ongoing.

Several research findings involving CellerateRX Surgical powder have been noted in scientific literature. For example, in November 2021, Dr. William Hotchkiss published a retrospective study of 154 patients in JSM Neurosurgery and Spine, in which patients underwent spinal surgery and CellerateRX Surgical was utilized in the surgical wound. The study found a lower wound dehiscence rate in a high-risk patient population, when compared to previously published wound complication rates in the literature. Another retrospective case study regarding the use of CellerateRX Surgical was recently published by Dr. Alex Gitelman in November 2022. This study of 54 patients undergoing spinal surgery demonstrated no incidence of surgical wound complication.

In a retrospective study published in the Journal of Surgery in October 2023, the impact of CellerateRX Surgical collagen on surgical site infection rates in elective multispecialty surgical procedures was case matched 1:3 for a total of 5,335 patients and demonstrated an overall reduction of 59% in surgical site infection rates. This reduction was most pronounced in the clean cases with a 69% decrease in surgical site infection rates.

Intellectual Property

Since the acquisitions of Rochal and Precision Healing and the Applied Asset Purchase, our research and development activities have included internally developing additional proprietary products, services and technologies for the surgical and chronic wound and skincare markets and actively working with third-party research and development partners from which we license products. For our internally developed products, we seek patent protection for our inventions in order to protect and differentiate our products and technologies and establish a defense against third-party infringement claims. With the aim of optimizing commercial and regulatory success, our proprietary technology and innovative applications thereof are protected by product, system, process, and method-of-use patent claims. We believe that our granted patents and pending applications collectively protect our internally developed intellectual property, both in terms of our existing products, as well as our anticipated pipeline of new offerings.

In July 2021, we acquired certain assets from Rochal, including intellectual property. With respect to the assets we acquired from Rochal and products developed following the Rochal acquisition, our patent portfolio includes, among others, eight issued U.S. patents, including U.S. Patent No. 8,829,053 entitled “Biocidal Compositions and Methods of Using the Same” (expiring December 7, 2031) relating to BIAKŌS AWC, BIAKŌS AWG and BIASURGE Surgical Wash, as well as over 100 issued patents in foreign jurisdictions. Following our acquisition by merger of Precision Healing in April 2022, described in further detail below, our patent portfolio now includes, among others, five pending U.S. patent applications as well as one pending international patent application. Following the Applied Asset Purchase in August 2023, described in further detail below, our portfolio also now includes, among others, nine additional U.S. patent applications, five trademarks, four 510(k) clearances and various domain names.

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

Sales and Marketing

As of December 31, 2023, we employed 39 field sales representatives covering 42 states. Our field sales representatives are recruited based on their previous industry experience and professional performance. We constantly evaluate new markets and sales opportunities to add to our sales teams as warranted.

Field sales representatives are initially trained through an internal learning management system, “SanaraU”, which gives them further product and surgical specialty training including wound etiology, operating room etiquette and credentialing requirements. After completing their internal training, new hire field sales representatives participate in field training with experienced field trainers to get insights into best practice as well as real world training. The initial training period lasts approximately eight weeks. Field sales representatives are supported by regular updated training modules on product information and best practices.

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

Manufacturing, Supply and Production

We do not own or operate our own manufacturing facilities. We rely on contract manufacturing for our products. Our contract manufacturing strategy is intended to drive cost leverage through scale and avoid the high capital outlays and fixed costs associated with constructing and operating manufacturing facilities. Our manufacturing partners have internal compliance processes to maintain the high quality and reliability of our products. We do source some packaging and marketing materials separate from our licensing partners.

During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. The supply constraint was caused by significant supplier limits on qualifying eligible donor tissue and supplier necessity to subcontract all processing to secondary suppliers. From the fourth quarter of 2022 through September 2023, we were unable to fill certain orders for this product, which negatively impacted our sales. We have since expanded the ALLOCYTE product line with the release of ALLOCYTE Plus, which is processed by an alternative supplier with in-house processing capabilities. Our first sales of ALLOCYTE Plus occurred in October 2023. We have a sufficient supply of ALLOCYTE Plus to meet currently expected demand and believe we have measures in place to regularly stock the product in the future.

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

We anticipate that our THP strategy, once launched, will provide a significant amount of patient data to help us measure our products’ effectiveness on improving patient outcomes while simultaneously reducing healthcare costs. We believe our reimbursement strategy, including establishing the clinical validation, clinical utility and health economics of our products, will allow us to drive improved reimbursement coverage for our products and technologies.

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

With respect to our comprehensive value-based care strategy, THP plans to offer a comprehensive wound care and dermatology strategy to expand cost-effective, high-quality wound and skincare to all patients throughout the care setting continuum. Although novel in its comprehensive offerings and solutions, there are existing competitors for each of the verticals in which THP plans to offer services and solutions. Any clinical wound care or dermatology physician provider group that has incorporated telemedicine into their practice could be considered competitive. However, most of these groups are not offering VBC contracts to payers, integrating prevention into their programs, or enabling continuity across the different settings of care. Examples of large wound care specialty practices may include Vohra Physician Group, Healogics Specialty Physicians and WoundTech.

Licensing and Distribution Agreements

CellerateRX Surgical Activated Collagen

In August 2018, we entered into an exclusive, world-wide Sublicense Agreement with CGI Cellerate RX to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. Pursuant to the Sublicense Agreement, we paid royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. In August 2023, we acquired the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products from Applied. In connection with this acquisition, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company and no further royalties are due to Applied thereunder.

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

Future commitments under the terms of the BIAKŌS License Agreement include:

●	We pay Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal was $130,000 in 2023 and will increase by $10,000 each subsequent calendar year up to a maximum amount of $150,000.

●	We could pay an additional annual royalty based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031. Under this agreement, we paid $130,000 and $120,000 in royalties for the years ended December 31, 2023 and 2022, respectively.

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

Future commitments under the terms of the ABF License Agreement include:

●	The Company will pay Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal will be $50,000 beginning with the first full calendar year following the year in which first commercial sales of the products occur. The annual minimum royalty will increase by $5,000 each subsequent calendar year up to a maximum amount of $75,000.

●	We could pay additional royalties annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $500,000 during any calendar year.

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of December 31, 2023.

Debrider License Agreement

In May 2020, we executed a product license agreement with Rochal, pursuant to which we acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”).

Future commitments under the terms of the Debrider License Agreement include:

●	Upon FDA clearance of the licensed products, we will pay Rochal $500,000 in cash and an additional $1,000,000, which, at our option, may be paid in any combination of cash and our common stock.

●	We will pay Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal will be $100,000 beginning with the first full calendar year following the year in which first commercial sales of the licensed products occur and increase by $10,000 each subsequent calendar year up to a maximum amount of $150,000.

●	We could pay additional royalties annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of December 31, 2023.

Cook Biotech Marketing and Distribution Agreement

In December 2020, we entered into a marketing and distribution agreement with Cook Biotech whereby we were appointed as the exclusive distributor in the United States of certain Cook Biotech advanced biologic products. FORTIFY TRG and FORTIFY FLOWABLE are for use in the surgical care segment.

Under the terms of the agreement, we purchase the products from Cook Biotech at initial transfer prices stipulated in the agreement. Cook Biotech may update the transfer prices annually based on changes in the US Producer’s Price Index. Minimum annual order quantities are agreed upon by both parties after each year of the contract term. While the term of the agreement ends in June 2024, the agreement provides for automatic two-year renewal terms if notice of nonrenewal is not given by one party at least one year prior to the end of the initial term or renewal term that is then in effect. As of December 31, 2023, a notice of nonrenewal had not been provided by either Cook Biotech or us.

Tufts University License Agreement

In December 2023, we signed an exclusive license agreement with Tufts to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and have issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Pursuant to the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement.

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

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance or approval from the FDA through the 510(k) premarket notification process, the de novo classification process (summarized below), or the premarket approval application (“PMA”) process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and authorization by the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be assured by adherence to general controls that include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), as well as regulations requiring facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential unreasonable risk of illness or injury.

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

Thus far, all of the medical devices that we currently market and distribute have been cleared through 510(k) premarket notifications. We also are continuing to work through the development process for a number of products in our pipeline. Our autolytic debrider product and a sterile antimicrobial surgical wash product are currently under development. We are in discussions concerning the best path for seeking clearance and approval for these products. In December 2023, we received 510(k) clearance from the FDA for the Precision Healing diagnostic imager. We are currently evaluating commercial and regulatory pathways for the Precision Healing LFA.

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

HCT/P Regulatory Requirements

Some of the products we currently market are regulated as biologics, more specifically as human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). They include (i) TEXAGEN, (ii) BiFORM, (iii) ACTIGEN, (iv) ALLOCYTE and (v) ALLOCYTE Plus. HCT/Ps are regulated by the FDA’s Center for Biologics Evaluation and Research (“CBER”) or Center for Devices and Radiological Health (“CDRH”) depending on the type of product, how it is manufactured and its intended uses. HCT/Ps that meet all of the criteria described in 21 C.F.R. § 1271.10(a) are regulated by the CBER under Section 361 of the PHSA (42 U.S.C. § 264) and 21 C.F.R. Part 1271 only (“361 products”). Although 361 products do not require premarket review by the FDA prior to commercialization, manufacturers of 361 products must register with the FDA, submit a list of HCT/Ps manufactured, and comply with current good tissue practices (“cGTP”), among other things.

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

Employees

As of December 31, 2023, we had a staff of 107 full-time employees and 1 part-time employee.

Corporate Information

We were incorporated in Texas on December 14, 2001. Our principal executive offices are located at 1200 Summit Ave, Suite 414, Fort Worth, Texas 76102, telephone number (817) 529-2300. Our website address is www.sanaramedtech.com. Information accessed through our website is not incorporated into this annual report and is not a part of this annual report.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC are also available free of charge through the Company’s investor relations website (http://www.sanaramedtech.com/investor-relations/), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests it.

Item 1A. RISK FACTORS

The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. Below is a summary of our risk factors with a more detailed discussion following.

●	We have had a history of losses, which may continue as we expand our selling efforts.

●	Our revenue growth for a particular period is difficult to predict, and a shortfall in forecasted revenues may harm our operating results.

●	Our current comprehensive wound and skincare strategy involves growth through acquisitions and investments, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

●	Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

●	Our outstanding indebtedness is subject to certain operating and financial covenants that restrict our business and financing activities and may adversely affect our cash flow and our ability to operate our business.

●	Failure to manage our growth strategy could harm our business.

●	We may fail to realize all the anticipated benefits of the Applied Asset Purchase, or such benefits may take longer to realize than expected.

●	If we are unable to compete within our markets or our products, services and technologies do not gain market acceptance, our financial condition and operating results could suffer.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	We rely heavily on our research and development partners to design, manufacture and supply the products we have licensed for marketing. If we or one of our partners fails to perform adequately, fulfill our needs, or comply with regulations, we may be required to incur significant costs or even be subject to enforcement actions. We also may face significant delays in our product introductions and commercialization.

●	Our revenue generated from the sale of Scendia products is heavily dependent on license agreements with certain manufacturers, and the termination of any of these license agreements could harm our business.

●	Certain of our product candidates are still under development and we may not be able to successfully commercialize any of these product candidates.

●	Our future success will largely depend on our ability to maintain and further grow clinical acceptance and adoption of our products, and we may be unable to adequately educate healthcare practitioners on the use and benefits of our products.

●	Disruption of, or changes in, our distribution model or customer base could harm our sales and margins.

●	Interruptions in the supply of our products or inventory loss may adversely affect our business, financial condition and results of operations.

●	If we are unable to manage product inventory in an effective manner, our profitability could be impaired.

●	Failure of any third-party assessments to demonstrate desired outcomes in proposed endpoints could have a negative impact on our business performance.

●	Increased prices for, or unavailability of, raw materials used in our products could adversely affect our business, financial condition and results of operations.

●	Our planned expansion into wound and skincare virtual consult and other services could have a material adverse effect on our business, financial condition and results of operations.

●	Our planned expansion into wound and skincare virtual consult and other services will require entrance into several markets in which we have little or no experience, which may not be successful and could be costly.

●	Our planned expansion into the telehealth business is dependent on our relationships with affiliated professional entities to provide physician services, and our business would be adversely affected if those relationships were disrupted.

●	Recent and frequent state legislative and regulatory changes specific to telemedicine may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions.

●	If we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively.

●	CellerateRX Surgical is not currently protected by any pending patent application or any unexpired patent. Currently the substantial majority of our net revenue is derived from the sale of CellerateRX Surgical. CellerateRX Surgical may be subject to competition from the sale of substantially equivalent products that could adversely affect our business and operations.

●	We are heavily dependent on technologies and products we have licensed from third parties, and we may need to license technologies and products in the future, and if we fail to obtain licenses we need, or fail to comply with our payment and other obligations in the agreements under which we in-license intellectual property and other rights from third parties, we could lose our ability to develop and commercialize our products.

●	We may be found to infringe on or violate intellectual property rights of others.

●	Our business is affected by numerous regulations relating to the development, manufacture, distribution, labeling, marketing and sale of our products.

●	We are subject to various governmental regulations relating to the labeling, marketing and sale of our products.

●	If we fail to obtain or experience significant delays in obtaining regulatory clearances or approvals to market future medical device products, we will be unable to commercialize these products until such clearance or approval is obtained.

●	Delays in or changes to the FDA clearance and approval processes or ongoing regulatory requirements could make it more difficult for us to obtain FDA clearance or approval of new products or comply with ongoing requirements.

●	Failure to obtain or maintain adequate reimbursement or insurance coverage for drugs, if any, could limit our ability to market those drugs and decrease our ability to generate revenue. Changes in reimbursement policies and regulations by governmental or other third-party payors may have an adverse impact on the use of our products.

●	We rely heavily on our research and development partners to comply with applicable laws and regulations relating to product classification and when and what types of FDA marketing authorization are needed to lawfully commercialize a new or updated medical product in the United States.

●	We and our employees and contractors are subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, including false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	We and our or our research and development partners’ use and disclosure of PII, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could have a material adverse effect on our client base, business, financial condition and results of operations.

●	Our officers, employees, independent contractors, principal investigators, consultants and commercial partners may engage in misconduct or activities that are improper under other laws and regulations, which would create liability for us.

●	We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the United States.

●	Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, product liability lawsuits and other litigation and negative publicity that could materially adversely affect our reputation, business, results of operations and financial condition.

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

We may be unable to continue implementing our growth strategy, and our strategy ultimately may be unsuccessful. We engage in evaluations of potential acquisitions and investments and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition or investment could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. In addition, if we are unable to integrate businesses and operations that we have acquired or will acquire in the future, our profitability could suffer. These acquisitions and investments also involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business, as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. We may not be able to identify suitable acquisition or investment candidates in the future, obtain acceptable financing or consummate any future acquisitions or investments. In addition, certain potential acquisitions may be subject to antitrust and competition laws, which could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our comprehensive wound and skincare strategy, we may be unable to meet our financial targets and our financial performance could be materially and adversely affected.

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

Risks Related to Our Indebtedness

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

A significant portion of our future cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this indebtedness could:

●	require us to use a significant percentage of our cash flow from operations for debt service and the satisfaction of repayment obligations, and not for other purposes, such as funding working capital and capital expenditures or making future acquisitions;
●	cause our interest expense to increase if there is a general increase in interest rates, because our indebtedness bears interest at floating rates;
●	limit our flexibility in planning for or reacting to changes in our business and limit our ability to exploit future business opportunities; and
●	cause us to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

Our outstanding indebtedness is subject to certain operating and financial covenants that restrict our business and financing activities and may adversely affect our cash flow and our ability to operate our business.

The Loan Agreement requires us as guarantor and Sanara MedTech Applied Technologies, LLC, a wholly owned subsidiary of the Company (“SMAT”), to maintain compliance with certain operating and financial covenants, which provide that we or SMAT, among other things, may not, subject to certain exceptions:

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

Further, in the event that SMAT fails to comply with its financial covenants, we are required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants. During the three months ended September 30, 2023 and December 31, 2023, we contributed an immaterial amount of cash to SMAT to ensure that SMAT was in compliance with the financial covenants under the Loan Agreement as of September 30, 2023 and December 31, 2023. If we are required to make additional cash contributions to SMAT in future periods, we may not have sufficient funds available to fulfill such obligation.

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

Risks Related to Our Products and Our Product Pipeline

We rely heavily on our research and development partners to design, manufacture and supply the products we have licensed for marketing. If we or one of our partners fails to perform adequately, fulfill our needs, or comply with regulations, we may be required to incur significant costs or even be subject to enforcement actions. We may also face significant delays in our product introductions and commercialization.

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

In July 2022, we entered into a membership interest purchase agreement with Scendia and the Seller, pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller. Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies including (i) TEXAGEN, (ii) BiFORM, (iii) ACTIGEN and (iv) ALLOCYTE. We rely on license agreements with certain manufacturers in order to sell Scendia products. These license agreements are nonexclusive and generally have a term between one and five years. The license agreements are subject to renewal; however, the manufacturers may determine not to renew the agreements or to terminate the contracts pursuant to their terms. We cannot be certain that these license agreements will continue to be available to us or will be available to us on reasonable terms. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms or at all. The loss of, or inability to maintain, any of these license agreements could negatively impact our ability to sell Scendia products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Scendia operates a state-licensed and FDA registered tissue bank for the storage and distribution of allograft tissue-based products to hospitals, surgery centers and clinicians across the United States. During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. From the fourth quarter of 2022 through September or 2023, we were unable to fill certain orders for this product, which negatively impacted our sales growth. The supply constraint was caused by significant supplier limits on qualifying eligible donor tissue and supplier necessity to subcontract all processing to secondary suppliers. While we have since expanded the ALLOCYTE product line with the release of ALLOCYTE Plus, which is processed by an alternative supplier with in-house processing capabilities, any prolonged disruptions to the supply of our products or inventory could materially affect our business, financial condition and results of operations.

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

Risks Related to Our Planned Expansion into Wound and Skincare Virtual Consult and Other Services

Our planned expansion into wound and skincare virtual consult and other services, including THP programs, could have a material adverse effect on our business, financial condition and results of operations.

Our planned expansion into wound and skincare virtual consult and other services, including our planned THP programs, subjects us to risks associated with the use of new and novel technologies, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to timely or successfully launch our service offerings. The success of these operations depends upon our ability to commercialize our service offerings, and our failure to do so could negatively affect our ability to generate revenue from these activities.

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

Our planned expansion into the telehealth business, is dependent on our relationships with affiliated professional entities to provide physician services, and our business would be adversely affected if those relationships were disrupted.

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

CellerateRX Surgical is not currently protected by any pending patent application or any unexpired patent. Currently the substantial majority of our net revenue is derived from the sale of CellerateRX Surgical. CellerateRX Surgical may be subject to competition from the sale of substantially equivalent products that could adversely affect our business and operations.

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

We are heavily dependent on licenses from our research and development partners for most of our technologies and products and are party to license agreements with Rochal and a marketing and distribution agreement with Cook Biotech. Our license agreements require that we comply with various obligations and provisions, and that we pay royalties to the sublicensor or licensor, as applicable, based on our net sales of the sublicensed and licensed products.

No assurance can be given that our existing license agreements or marketing and distribution agreement will continue to be extended on reasonable terms or at all. In addition, we expect we will need to license intellectual property, technology and products from third parties in the future and that these licenses will be material to our business. No assurance can be given that we will meet our minimum performance obligations or generate sufficient revenue or raise additional financing to meet our payment obligations in our agreements with Rochal and Cook Biotech or other license or marketing and distribution agreements we enter into with third parties in the future. Any failure to meet our minimum performance obligations or make the payments required by our agreements may permit the licensor or supplier to terminate the agreement. If we were to lose or otherwise be unable to maintain these licenses or marketing and distribution agreements for any reason, it would halt our ability to commercialize one or more of our pipeline products. Furthermore, such loss of these licenses or marketing and distribution agreements may enable development of new products that may compete with our pipeline products, and our competitors may gain proprietary position. Any of the foregoing could result in a material adverse effect on our business or results of operations.

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

Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, product liability lawsuits and other litigation and negative publicity that could materially adversely affect our reputation, business, results of operations and financial condition.

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

As of December 31, 2023, we had approximately 110,617 shares of common stock that were issuable upon the exercise of vested outstanding stock options and warrants. The issuance of shares upon the exercise of these stock options and warrants may result in dilution to the equity interest and voting power of holders of our common stock.

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

Sales of a significant number of shares of our common stock in the public market or the perception that these sales might occur could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

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

As of March 22, 2024, our directors beneficially owned, including through their affiliates, approximately 53% of our outstanding common stock. As a result, our directors and their affiliates could have the ability to exert substantial influence over all matters requiring approval by our shareholders, including (i) the election and removal of directors, (ii) any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions and (iii) any amendment to our Certificate of Formation, as amended (the “Certificate of Formation”). This concentration of control could be disadvantageous to other shareholders having different interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors sometimes perceive disadvantages in owning stock in companies with controlling shareholders.

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

Texas law, our Certificate of Formation and our Amended and Restated Bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that shareholders may consider favorable.

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

In addition, provisions of our Certificate of Formation and our Amended and Restated Bylaws (“Bylaws”) may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that our shareholders might otherwise deem to be in their best interests. For example, our Certificate of Formation and Bylaws (i) do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose), (ii) require that special meetings of the shareholders be called by the Chairman of the board of directors, the President or the board of directors, or by the holders of not less than twenty-five percent (25%) of all the shares issued, outstanding and entitled to vote, (iii) permit our board of directors to alter, amend or repeal our Bylaws or to adopt new bylaws, and (iv) enable our board of directors to increase the number of persons serving as directors and to fill vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of cybersecurity in safeguarding sensitive information and maintaining operational resilience. We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and customer information from unauthorized access or attack, as well as secure our networks and systems.

The Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

As a company, we leverage the National Institute of Standards and Technology (NIST) Cybersecurity Framework to align with industry best practices and to develop policies and procedures, which include a Cybersecurity Response Plan focusing on detection, validation, mitigation, recovery, and refinement. In addition to the Cybersecurity Response Plan, we provide cybersecurity awareness training to our employees, including training on social engineering, phishing, password protection, confidential data protection, mobile security, and incident reporting, to help prevent and reduce the impact of potential cybersecurity events.

We have strategically invested resources and tools to combat the ever-changing cyber threat landscape. These investments include growing our internal technology team headcount and bolstering our partnerships with entities with external expertise, resulting in increased protection, monitoring, and response capabilities. We have also made investments to carry cybersecurity insurance that provides additional protection and resources to reduce a cybersecurity event’s impact and potential losses.

Our technology and management teams meet regularly with key internal and external stakeholders to review cybersecurity concerns and areas for continued focus and improvement.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any cyber incidents that have had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Our Business – Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”

ITEM 2. PROPERTIES

We do not own any buildings or other real property. We have three material operating leases for office space. Our leased office space in Fort Worth, Texas consists of approximately 11,414 square feet of rentable space located in Summit Office Park, a twin-building, mid-rise, 242,000 square foot office park located on the perimeter of the Fort Worth central business district. In March and September of 2023, we amended our primary office lease to obtain additional space, as well as to extend the lease term. The lease has a remaining lease term of 84 months as of December 31, 2023.

Our leased office space in San Antonio, Texas consists of approximately 7,289 square feet of rentable space located in a 14,500 square foot office park in an industrial district in San Antonio, Texas. This lease has a remaining lease term of 20 months as of December 31, 2023.

Our leased office space in Orlando, Florida represents a lease we assumed in connection with our acquisition of Scendia. The lease consists of approximately 7,684 square feet in a 22,947 square foot office building. However, we are co-tenants in the lease with an unaffiliated company with our share of the lease being agreed to as 40% or approximately 3,074 square feet. The lease has a remaining term of 23 months as of December 31, 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the trading symbol “SMTI.” The closing price of our common stock as reported by Nasdaq on March 22, 2024, was $37.41.

Record Holders

As of March 22, 2024, there were 283 shareholders of record and there were 8,622,805 shares of common stock issued and outstanding. The number of shareholders of record does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2023 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2023.

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

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Our products, services and technologies are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for patients regardless of where they receive care. We strive to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and are continually seeking to expand our offerings for patients requiring treatments across the entire continuum of care in the United States.

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. On August 1, 2023, we acquired, among other things, the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), our primary product, and HYCOL Hydrolyzed Collagen (“HYCOL”) from Applied Nutritionals, LLC (“Applied”) for human wound care use (for more information regarding this acquisition, see the “Recent Acquisitions” section below). Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”), both of which are related parties. In connection with the asset purchase, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company. We also license certain products from Rochal Industries, LLC (“Rochal”) and Cook Biotech Inc. (“Cook Biotech”).

In April 2022, we entered into a merger agreement through which Precision Healing Inc. (“Precision Healing”) became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and lateral flow assay (“LFA”) for assessing a patient’s wound and skin conditions. This comprehensive wound and skin assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. In December 2023, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the Precision Healing diagnostic imager. We are currently evaluating regulatory pathways for the Precision Healing LFA.

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

In November 2023, we launched BIASURGE Advanced Surgical Solution (“BIASURGE”). BIASURGE is a no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds.

Comprehensive Value-Based Care Strategy

In June 2020, we formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skincare virtual consult services. In 2023, WounDerm was renamed and is now doing business as “Tissue Health Plus” (“THP”). THP is continuing its current mission to simplify skin health, starting with wound care through a refined business plan. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based care (“VBC”) primary care companies, with Medicare Advantage payers as the initial target segment for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings including physician offices, skilled nursing homes, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment.

We anticipate that THP’s customer contracts will have three-to-five-year terms. These contracts are expected to incorporate a mix of value-based pricing methodologies including episodic, “per member per month”, and “fee for value” pricing. We believe this approach is aligned with the financial goals of the payers and will help deliver outstanding clinical outcomes for the patients.

Our vision for our comprehensive approach consists of three key sets of planned capabilities:

(a)	Care Hub – This virtual patient monitoring, care coordination and navigation center is expected to help doctors and nurses support their patients throughout their wound care journey, from prevention to treatment. We expect to have Care Hub staffed by wound care certified nurse practitioners (“NPs”) and registered nurses (“RNs”), incorporating care delivery best practices from partnerships with Direct Dermatology Inc. (“DirectDerm”) and certain physician-led multispecialty wound care groups. With NPs leading the care hub, RNs are expected to be the wound specialists, providing patients with expert review and support of the overarching plan of care on each patient’s journey through the process. In addition, care navigators are expected to serve as a primary point of contact for patients and their providers, coordinating care, managing appointments and ensuring seamless communication among all team members.

(b)	Managed Services Organization (“MSO”) Network – With respect to patient-side wound care, our plan is that THP’s programs would be performed by a network of third-party providers who will be contracted through managed services agreements. These providers would include podiatrists, wound care provider groups, primary care physicians and home health agencies. The providers in the THP network are expected to leverage THP’s standard of care, patient education and tools to deliver optimal patient outcomes with high predictability and efficiency.

(c)	Technology Platform – THP’s technology platform will focus on scaling workflows of THP’s Care Hub and MSO Network through automation and integration. We expect the THP technology platform to enable enhanced patient empowerment and self-healthcare. We anticipate that our platform will leverage our technology investments and partnerships with Precision Healing, Pixalere Healthcare, Inc. (“Pixalere”) and others, by leveraging modern technology including artificial intelligence and machine learning. Our platform technology is expected to manage program economics, standards of care, patient monitoring, wound assessments, network performance monitoring, and revenue cycle management. We expect that each of these components will work in concert with each other, constantly improving economics and care delivery.

We are seeking a partner to facilitate commercialization of Tissue Health Plus and share in the cost of development of the program. Excluding noncash items, our full year operating expenses for THP in 2023 were approximately $5.2 million.

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

Scendia

In July 2022, we entered into a membership interest purchase agreement by and among the Company, Scendia and Seller pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from the Seller. Scendia provides clinicians and surgeons with a full line of regenerative and orthobiologic technologies. Beginning in early 2022, we began co-promoting certain products with Scendia, including: (i) TEXAGEN, (ii) BiFORM, (iii) ACTIGEN, and (iv) ALLOCYTE. Prior to the acquisition, Scendia owned 50% of the issued and outstanding membership interests in Sanara Biologics, LLC (“Sanara Biologics”), and we owned the remaining 50% of the membership interests. As a result of the acquisition, we indirectly acquired all the interests in Sanara Biologics, such that we now hold 100% of the issued and outstanding equity interests in Sanara Biologics.

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

In addition to the cash and stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to Phillips in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. We made the first earnout payment of approximately $693,000 in cash in August 2023. We expect the final earnout payment to be made in the third quarter of 2024.

Applied Asset Purchase

On August 1, 2023, we entered into an Asset Purchase Agreement (the “Applied Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a wholly owned subsidiary of the Company (“SMAT”), Applied, The Hymed Group Corporation (“Hymed” and together with Applied, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner including the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Applied Purchase Agreement (collectively, the “Applied Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement), upon the terms and subject to the conditions set forth in the Applied Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Applied Purchased Assets include the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products for human wound care use.

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

Recent Developments

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

Tufts University License Agreement

In December 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and have issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Pursuant to the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement.

Components of Results of Operations

Sources of Revenues

Our revenue is derived primarily from sales of our soft tissue repair and bone fusion products to hospitals and other acute care facilities. In particular, the substantial majority of our product sales revenue is derived from sales of CellerateRX Surgical. Our revenue is driven by direct orders shipped by us to our customers, and to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when a purchase order is received from the customer and our product is received by the customer.

Revenue streams from product sales and royalties are summarized below for the years ended December 31, 2023 and 2022.

	For the Year Ended
	December 31,
	2023	2022
Soft tissue repair products	$54,836,410	$41,653,954
Bone fusion products	9,952,432	3,987,891
Royalty revenue	201,000	201,000
Total Net Revenue	$64,989,842	$45,842,845

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

Research and development (“R&D”) expenses include costs related to enhancements to our currently available products and additional investments in our product, services and technologies development pipeline. This includes personnel-related expenses, including salaries and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of lease expense and other facilities related costs. We expense R&D costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements and to bring new products to market.

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

Other Income (Expense)

Other income (expense) is primarily comprised of losses on equity method investments, interest expense, and other nonoperating activities.

Results of Operations

Net Revenues. For the year ended December 31, 2023, we generated net revenues of $65.0 million compared to net revenues of $45.8 million for the year ended December 31, 2022, a 42% increase from the prior year. The higher net revenue for 2023 was primarily due to increased sales of soft tissue repair products, including CellerateRX, and bone fusion products as a result of our increased market penetration, geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

During the third quarter of 2022, we began to experience supply issues with the ALLOCYTE product line. The amount of qualifying eligible donor tissue was significantly reduced industry wide due to the stringent screening required. During the fourth quarter of 2022 and the nine months ended September 30, 2023, we were unable to fill certain orders for this product, which negatively impacted our sales growth. The supply constraint was caused by significant supplier limits on qualifying eligible donor tissue and supplier necessity to subcontract all processing to secondary suppliers. We have since expanded the ALLOCYTE product line with the release of ALLOCYTE Plus, which is processed by an alternative supplier with in-house processing capabilities. Our first sales of ALLOCYTE Plus occurred in October 2023. We have a sufficient supply of ALLOCYTE Plus to meet currently expected demand and believe we have measures in place to regularly stock the product in the future.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2023, was $7.9 million, compared to costs of goods sold of $6.4 million for the year ended December 31, 2022. The increase in cost of goods sold for 2023 was primarily due to higher sales volume as a result of organic sales growth. Gross margins were approximately 88% and 86% for the years ended December 31, 2023 and 2022, respectively. The gross margins for 2023 included lower margins realized on sales of certain bone fusion products, partially offset by higher margins realized due to the elimination in consolidation of the CellerateRX Surgical royalty expense under the Sublicense Agreement.

Selling, general and administrative expenses. SG&A expenses for the year ended December 31, 2023, were $57.0 million compared to SG&A expenses of $46.0 million for the year ended December 31, 2022. The higher SG&A expenses for 2023 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $8.0 million, or 76% of the increases compared to the prior year period. The higher direct sales and marketing expenses for 2023 was primarily attributable to an increase in sales commissions of $6.9 million as a result of higher product sales. The year-ended 2023 included $1.2 million of increased costs as a result of sales force expansion and operational support. Our 2023 SG&A expenses also included $0.4 million of costs associated with an acquisition opportunity that we abandoned during the first quarter of 2024. We expect our SG&A expenses to decline as a percentage of net revenues as our sales growth outpaces the costs of sales force expansion and corporate overhead.

Research and development expenses. R&D expenses for the year ended December 31, 2023, were $4.1 million compared to $3.4 million for the year ended December 31, 2022. The higher R&D expenses in 2023 were primarily due to costs related to the Precision Healing diagnostic imager and LFA. R&D expenses for 2023 also included costs associated with ongoing development projects for our products in development.

Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2023, was $3.7 million compared to $2.4 million for the year ended December 31, 2022. The increase in depreciation and amortization expense during 2023 was primarily due to the amortization of intangible assets acquired as part of the Precision Healing, Scendia and Applied transactions.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $3.4 million for the year ended December 31, 2023 compared to expense of $0.3 million for the year ended December 31, 2022. The current year benefit is as a result of a decrease in the estimated fair value of the earnout liabilities established at the time of our Precision Healing and Scendia acquisitions. The decrease in the estimated fair value was due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made, partially offset by accretion. The prior year period expenses were due to the accretion of the earnout liabilities.

Other income (expense). Other income (expense) for the year ended December 31, 2023 was $0.2 million compared to $1.4 million for the year ended December 31, 2022. Other income (expense) for 2023 included interest expense, and amortization of debt issuance costs related to the Term Loan entered into in conjunction with the Applied Asset Purchase. The higher other income (expense) in 2022 was primarily due to a $1.0 million loss recognized due to the dissolution of our subsidiary, Sanara Pulsar, LLC (“Sanara Pulsar”). Sanara Pulsar had minimal sales since its inception and was dissolved effective December 2022. The higher other income (expense) was also due to the recognition of $0.4 million of loss from our equity method investment in Precision Healing prior to our acquisition of the remaining interest in April 2022.

Loss before income taxes. We had a loss before income taxes of $4.4 million for the year ended December 31, 2023, compared to a loss before income taxes of $13.9 million for the year ended December 31, 2022. The lower loss in 2023 was due to increased gross profits and changes in fair value of earnout liabilities, partially offset by higher SG&A costs, higher R&D expenses, and higher amortization of our acquired intangible assets as discussed above.

Income tax benefit. We recognized net deferred tax liabilities associated with the Precision Healing and Scendia transactions. As of December 31, 2022, prior to consideration of these deferred tax liabilities, we had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against our net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and Scendia acquisition, we have reviewed the valuation allowance and determined that it should be reduced by the amount of the net deferred tax liabilities that were recognized. This resulted in recognition of an income tax benefit of $5.8 million recognized for the year ended December 31, 2022.

Net loss. For the year ended December 31, 2023, we had a net loss of $4.4 million, compared to a net loss of $8.1 million for the year ended December 31, 2022. The lower net loss in 2023 was primarily due to additional gross profit realized on higher 2023 revenues.

Liquidity and Capital Resources

Cash on hand at December 31, 2023 was $5.1 million, compared to $9.0 million at December 31, 2022. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we could offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

Sales of the shares, pursuant to the Sales Agreement, were made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Cantor agreed to use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the shares from time to time based upon our instructions, including any price, time period or size limits specified by us. We had no obligation to sell any of the shares under the Sales Agreement and could suspend or terminate the offering of our common stock pursuant to the Sales Agreement upon notice to Cantor and subject to other conditions. Pursuant to the Sales Agreement, we paid Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of the shares.

In 2023, we sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1.1 million and net proceeds of approximately $1.0 million pursuant to the Sales Agreement. We paused the offering at the end of the first quarter of 2023 and did not reactivate it during the remainder of 2023. The Registration Statement on Form S-3 relating to this offering expired in January 2024.

On August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into the Loan Agreement with the Bank providing for, among other things, a Term Loan in the aggregate principal amount of up to $12.0 million, which was evidenced by an advancing promissory note. Pursuant to the Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, the Bank made an advance under the Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. For more information regarding the Loan Agreement, see the “Loan Agreement” section below.

We expect our future needs for cash to include funding potential acquisitions, further developing our products, services and technologies pipeline and clinical studies, expanding our sales force, repayment of debt as it becomes due and for general corporate purposes. If we seek to consummate acquisitions in the future, we expect to finance such acquisitions with the proceeds from equity or debt issuances. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate. The earnout consideration is payable to Phillips in cash or, at our election, in up to 486,145 shares of our common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. We made the first earnout payment of approximately $693,000 in cash in August 2023. We expect the final earnout payment to be made in the third quarter of 2024.

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

The proceeds of the advances under the Loan Agreement were used for working capital and for purposes of financing up to one hundred percent (100%) of the Cash Closing Consideration and Installment Payments for the Applied Asset Purchase and related fees and expenses, including any subsequent payments that may be due to the Sellers after the Closing. On August 1, 2023, the Bank, at the request of SMAT, made an advance for $9.75 million. The proceeds from the advance were used to fund the Cash Closing Consideration for the Applied Asset Purchase.

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

Pursuant to the Loan Agreement, starting with the three months ended September 30, 2023 and for each quarter thereafter, SMAT will be required to maintain a minimum Debt Service Coverage Ratio (as defined below) of 1.2 to 1.0, which ratio is calculated as of the last day of the applicable fiscal quarter. The “Debt Service Coverage Ratio” is the ratio of (a) the sum of the following during the preceding twelve (12) month period, subject to annualization in certain circumstances: (i) earnings before interest, taxes, depreciation, amortization, stock compensation expense and gains or losses on sales of assets outside the ordinary course of business (“EBITDA”) minus (ii) capital expenditures, minus (iii) cash taxes, minus (iv) dividends and distributions, to (b) the sum of (i) the current portion of long-term debt, (ii) Installment Payments made during the preceding twelve (12) month period and (iii) interest expense during the preceding twelve (12) month period, subject to annualization in certain circumstances. As of December 31, 2023, following an immaterial cash contribution from Sanara, SMAT’s Debt Service Coverage Ratio was 1.3 to 1.0.

The Loan Agreement also requires SMAT to, subject to certain conditions, maintain a maximum Cash Flow Leverage Ratio (as defined below) of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023, and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending on June 30, 2024, and September 30, 2024, and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. The “Cash Flow Leverage Ratio” is the ratio of all Funded Debt (as defined in the Loan Agreement) to certain multiples of EBITDA during the preceding twelve (12) month period, subject to annualization in certain circumstances. SMAT was in compliance with all financial covenants under the Loan Agreement as of December 31, 2023. As of December 31, 2023, following an immaterial cash contribution from Sanara, SMAT’s Cash Flow Leverage Ratio was 4.0 to 1.0.

The Loan Agreement also contains customary events of default. If such an event of default occurs, the Bank would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement and actions permitted to be taken by a secured creditor.

Cash Flow Analysis

For the year ended December 31, 2023, net cash used in operating activities was $3.2 million compared to $5.6 million used in operating activities for the year ended December 31, 2022. The lower use of cash in 2023 was due to net revenue growth outpacing the growth of our cash operating expenses and timing of cash expenditures for certain accrued payables and prepaids.

For the year ended December 31, 2023, net cash used in investing activities was $10.2 million compared to $3.5 million used in investing activities during the year ended December 31, 2022. The higher use of cash used in investing activities during 2023 was primarily due to cash paid pursuant to the Applied Asset Purchase.

For the year ended December 31, 2023, net cash provided by financing activities was $9.6 million as compared to $0.6 million used in financing activities for the year ended December 31, 2022. The cash provided by financing activities during 2023 was due to net loan proceeds of $9.7 million utilized for the Applied Asset Purchase and net proceeds received pursuant to sales of our common stock of $0.9 million, partially offset by the Scendia earnout payment of $0.7 million and the net settlement of equity-based awards, which totaled $0.1 million.

Material Transactions with Related Parties

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which, prior to the Applied Asset Purchase, licensed the rights to CellerateRX from Applied. Sales of CellerateRX Surgical comprised the substantial majority of our sales during the twelve months ended December 31, 2023 and 2022. Prior to the Applied Asset Purchase discussed above, we paid royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. For the year ended December 31, 2023 and 2022, royalty expense was $1.0 million and $1.8 million, respectively, under the terms of this agreement. Ronald T. Nixon, our Executive Chairman, is the founder and managing partner of Catalyst.

In August 2023, we acquired the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products from Applied. In connection with this acquisition, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company and no further royalties will be due to Applied thereunder. Since the Closing of the Applied Asset Purchase, we indirectly make intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. These intercompany royalty payments and the offsetting cost of goods sold were eliminated in consolidation effective as of August 1, 2023.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred $174,486 of costs pursuant to the Catalyst Services Agreement during 2023.

Receivables and Payables

We had outstanding related party receivables totaling $8,400 at December 31, 2023, and $98,548 at December 31, 2022. We had outstanding related party payables totaling $77,805 at December 31, 2023, and $34,036 at December 31, 2022.

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

We have identified certain significant accounting estimates which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements, as summarized below.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. We recorded inventory obsolescence expense of $406,812 in 2023 and $540,090 in 2022. The allowance for obsolete and slow-moving inventory had a balance of $446,917 at December 31, 2023, and $523,832 at December 31, 2022.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of December 31, 2023 and 2022, all of our goodwill relates to the acquisition of Scendia. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. We may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the years ended December 31, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by us, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the years ended December 31, 2023 and 2022.

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

We apply the equity method of accounting for investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Our proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in our Consolidated Statements of Operations. Our equity method investment is adjusted each period for our share of the investee’s income or loss and dividend paid, if any. We classify distributions received from our equity method investment using the cumulative earnings approach on the Consolidated Statements of Cash Flows. As a result of the Precision Healing merger in April 2022, we did not have any investments which are recorded applying the equity method of accounting as of December 31, 2023 or 2022.

We reviewed the carrying value of our investments and have determined there was no impairment or observable price changes as of and for the years ended December 31, 2023 and 2022.

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

We recognized net deferred tax liabilities associated with the Precision Healing merger and the Scendia acquisition. As of the dates of these acquisitions, prior to consideration of these acquired deferred tax liabilities, we had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against our net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and Scendia acquisition, we reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in a 2022 income tax benefit of $5.8 million.

A 100% valuation allowance has been provided for the remaining net deferred tax assets as of December 31, 2023 and 2022, as our ability to generate sufficient taxable income in the future is uncertain.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sanara MedTech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sanara MedTech Inc. and subsidiaries (collectively, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Applied Asset Purchase (Refer to Note 5 to the financial statements)

Critical Audit Matter Description

The Company entered into an asset purchase agreement to acquire certain assets from the Sellers (as defined in Note 5). Management has recorded the acquisition as an asset acquisition due to its determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets.

We identified the determination of the fair values of the acquired intangible assets as a critical audit matter because of the subjective process when developing the estimated fair values. This in turn led to significant auditor judgment and subjectivity in performing procedures relating to the valuation of acquired intangible assets and consideration paid, and significant audit effort was necessary in evaluating the significant assumptions relating to the estimates, including the timing and amounts of future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimated fair values included the following, among others:

● We obtained an understanding of the design and implementation of management’s controls over the acquisition, including the fair value of the acquired intangible assets.

● We obtained and evaluated the relevant asset purchase agreement to evaluate the completeness of the identified assets.

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

● We evaluated management’s determination that substantially all of the value of the acquired assets was concentrated in a single asset or group of similar assets, and management’s conclusion that the transaction should therefore be accounted for as an asset acquisition.

We have served as the Company’s auditor since 2021.

/s/ Weaver and Tidwell, L.L.P.

Austin, Texas

March 25, 2024

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$5,147,216	$8,958,995
Accounts receivable, net	8,474,965	6,805,761
Accounts receivable – related parties	8,400	98,548
Royalty receivable	49,344	99,594
Inventory, net	4,717,533	3,549,000
Prepaid and other assets	608,411	1,104,611
Total current assets	19,005,869	20,616,509

Long-term assets
Intangible assets, net	44,926,061	31,509,980
Goodwill	3,601,781	3,601,781
Investment in equity securities	3,084,278	3,084,278
Right of use assets – operating leases	1,995,204	806,402
Property and equipment, net	1,257,956	1,416,436
Total long-term assets	54,865,280	40,418,877

Total assets	$73,871,149	$61,035,386

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,924,082	$1,392,701
Accounts payable – related parties	77,805	34,036
Accrued bonuses and commissions	7,676,770	7,758,284
Accrued royalties and expenses	2,047,678	2,144,475
Earnout liabilities – current	1,100,000	1,162,880
Current portion of debt	580,357	-
Operating lease liabilities – current	361,185	313,933
Total current liabilities	13,767,877	12,806,309

Long-term liabilities
Long-term debt, net of current portion	9,113,123	-
Earnout liabilities – long-term	2,723,001	6,003,811
Operating lease liabilities – long-term	1,737,445	505,291
Other long-term liabilities	1,941,686	-
Total long-term liabilities	15,515,255	6,509,102

Total liabilities	29,283,132	19,315,411

Commitments and contingencies (Note 10)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,535,239 issued and outstanding as of December 31, 2023 and 8,299,957 issued and outstanding as of December 31, 2022	8,535	8,300
Additional paid-in capital	72,860,556	65,213,987
Accumulated deficit	(28,036,814)	(23,394,757)
Total Sanara MedTech shareholders’ equity	44,832,277	41,827,530
Equity attributable to noncontrolling interest	(244,260)	(107,555)
Total shareholders’ equity	44,588,017	41,719,975
Total liabilities and shareholders’ equity	$73,871,149	$61,035,386

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022

Net Revenue	$64,989,842	$45,842,845

Cost of goods sold	7,852,686	6,360,851

Gross profit	57,137,156	39,481,994

Operating expenses
Selling, general and administrative expenses	56,994,753	45,976,328
Research and development	4,132,425	3,367,032
Depreciation and amortization	3,675,026	2,371,068
Change in fair value of earnout liabilities	(3,449,895)	284,746
Total operating expenses	61,352,309	51,999,174

Operating loss	(4,215,153)	(12,517,180)

Other income (expense)
Interest expense and other	(475,783)	-
Share of losses from equity method investment	-	(379,633)
Gain (loss) on disposal of investment	251,034	(1,040,311)
Total other income (expense)	(224,749)	(1,419,944)

Loss before income taxes	(4,439,902)	(13,937,124)
Income tax benefit	-	5,844,796

Net loss	(4,439,902)	(8,092,328)

Less: Net loss attributable to noncontrolling interest	(136,705)	(154,831)

Net loss attributable to Sanara MedTech shareholders	$(4,303,197)	$(7,937,497)

Net loss per share of common stock, basic and diluted	$(0.52)	$(1.00)

Weighted average number of common shares outstanding, basic and diluted	8,278,949	7,906,794

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	7,676,662	$7,677	$45,867,768	$(15,235,044)	$(488,397)	$30,152,004
Issuance of common stock for acquisitions	457,424	457	11,128,053	-	(2,638)	11,125,872
Issuance of common stock options and warrants for acquisitions	-	-	4,612,645	-	-	4,612,645
Share-based compensation	173,959	174	3,790,643	-	-	3,790,817
Net settlement and retirement of equity-based awards	(8,088)	(8)	(185,122)	(222,216)	-	(407,346)
Distribution to noncontrolling interest member	-	-	-	-	(220,000)	(220,000)
Dissolution of investment	-	-	-	-	758,311	758,311
Net loss	-	-	-	(7,937,497)	(154,831)	(8,092,328)
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	100,829	100	3,442,622	-	-	3,442,722
Net settlement and retirement of equity-based awards	34,501	35	203,031	(338,860)	-	(135,794)
Issuance of common stock for acquisitions	73,809	74	3,089,571	-	-	3,089,645
Issuance of common stock in equity offering	26,143	26	911,345	-	-	911,371
Net loss	-	-	-	(4,303,197)	(136,705)	(4,439,902)
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,439,902)	$(8,092,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,675,026	2,371,068
Loss on disposal of property and equipment	-	2,634
Bad debt expense	202,941	280,000
Inventory obsolescence	406,812	540,090
Share-based compensation	3,442,722	2,702,633
Noncash lease expense	342,972	263,518
Loss on equity method investment	-	379,633
(Gain) Loss on disposal of investment	(251,034)	1,040,311
Benefit from deferred income taxes	-	(5,844,796)
Accretion of finance liabilities	98,926	-
Amortization of debt issuance costs	5,138	-
Change in fair value of earnout liabilities	(3,449,895)	284,746
Changes in operating assets and liabilities:
Accounts receivable, net	(1,821,895)	(2,250,223)
Accounts receivable – related parties	90,148	(18,761)
Inventory, net	(1,545,339)	(517,271)
Prepaid and other assets	496,200	(159,592)
Accounts payable	531,380	(301,966)
Accounts payable – related parties	43,768	(121,781)
Accrued royalties and expenses	(739,645)	1,156,073
Accrued bonuses and commissions	(81,513)	2,994,512
Operating lease liabilities	(252,366)	(263,370)
Net cash used in operating activities	(3,245,556)	(5,554,870)
Cash flows from investing activities:
Purchases of property and equipment	(265,246)	(147,015)
Proceeds from disposal of property and equipment	650	1,549
Purchases of intangible assets	-	(600,000)
Investment in equity securities	-	(250,000)
Acquisitions, net of cash acquired	(9,942,750)	(2,516,164)
Net cash used in investing activities	(10,207,346)	(3,511,630)
Cash flows from financing activities:
Loan proceeds, net	9,688,341	-
Equity offering net proceeds	911,371	-
Net settlement of equity-based awards	(135,794)	(407,346)
Cash payment of finance and earnout liabilities	(822,795)	-
Distribution to noncontrolling interest member	-	(220,000)
Net cash provided by (used in) financing activities	9,641,123	(627,346)
Net decrease in cash	(3,811,779)	(9,693,846)
Cash, beginning of period	8,958,995	18,652,841
Cash, end of period	$5,147,216	$8,958,995

Cash paid during the period for:
Interest	$283,948	$206
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	1,531,773	-
Equity issued for acquisitions	3,089,645	15,738,518
Earnout and other liabilities generated by acquisitions	3,759,642	6,882,151
Investment in equity securities converted in asset acquisition	-	1,803,440

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Each of the Company’s products, services and technologies are designed to achieve the Company’s goal of providing better clinical outcomes at a lower overall cost for patients regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and is continually seeking to expand its offerings for patients requiring treatments across the entire continuum of care in the United States.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the current and prior period calculations as their inclusion would have been anti-dilutive during the years ended December 31, 2023 and 2022 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Stock options (a)	93,892	146,191
Warrants (b)	16,725	16,725
Unvested restricted stock	144,211	181,102

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022. See Note 3 for more information regarding the Precision Healing merger.
(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022. See Note 3 for more information regarding the Precision Healing merger.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the years ended December 31, 2023 and 2022.

	For the Year Ended
	December 31,
	2023	2022
Soft tissue repair products	$54,836,410	$41,653,954
Bone fusion products	9,952,432	3,987,891
Royalty revenue	201,000	201,000
Total Net Revenue	$64,989,842	$45,842,845

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

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company recorded bad debt expense of $202,941 and $280,000 in 2023 and 2022, respectively. The allowance for doubtful accounts was $528,030 at December 31, 2023 and $325,089 at December 31, 2022. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $3,820 at December 31, 2023 and $4,761 at December 31, 2022. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $406,812 in 2023 and $540,090 in 2022. The allowance for obsolete and slow-moving inventory had a balance of $446,917 at December 31, 2023, and $523,832 at December 31, 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	December 31,	December 31,
	Life	2023	2022
Computers	3-5 years	$194,788	$172,154
Office equipment	3-7 years	201,785	87,225
Furniture and fixtures	5-10 years	304,338	258,414
Leasehold improvements	2-5 years	134,170	19,631
Internal use software	5 years	1,618,999	1,618,998

		2,454,080	2,156,422
Less accumulated depreciation		(1,196,124)	(739,986)

Property and equipment, net		$1,257,956	$1,416,436

Depreciation expense related to property and equipment was $456,138 and $407,769 for the year ended December 31, 2023 and 2022, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of December 31, 2023 and December 31, 2022, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”) (see Note 4). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the year ended December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the years ended December 31, 2023 and 2022.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the Company’s Consolidated Statements of Operations. The Company’s equity method investment is adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investment using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows. As a result of the Precision Healing merger in April 2022 (see Note 3), as of December 31, 2022, the Company does not have any investments which are recorded applying the equity method of accounting.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of December 31, 2023 and 2022.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The carrying value of the Company’s debt, which has variable interest rates determined each month, approximates fair value based on instruments with similar terms (Level 2 inputs). The fair value of the contingent earnout consideration and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3, 4 and 5 are based on Level 3 inputs.

Liabilities for contingent consideration for the Company’s Precision Healing, Scendia and Applied acquisitions are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value for the Precision Healing and Scendia acquisitions are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that the transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied acquisition results in an adjustment to the contingent consideration liability and the intellectual property intangible asset with a cumulative catch-up amortization adjustment. The current year changes in fair value of earnout liabilities below are as a result of a net decrease in the estimated fair value of the earnout liabilities established at the time of the Company’s Precision Healing and Scendia acquisitions. The current year revaluation of earnout liability is a result of a decrease in the estimated earnout liability established at the time of the Company’s Applied acquisition. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Balance at December 31, 2022	$7,166,691
Additions	893,000
Changes in fair value of earnout liabilities	(3,449,895)
Revaluation of earnout liability	(94,000)
Settlements	(692,795)
Balance at December 31, 2023	$3,823,001

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees and nonemployees in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for grants of common stock, including restricted stock awards.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands the disclosure required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 16, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncements on its disclosures.

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

As the contingent earnout payments are not subject to any specific individual performance by the shareholders, the contingent shares are not subject to ASC 718. Further, as the contingent consideration was negotiated as part of the transfer of assets, the obligation was measured at fair value and included in the total purchase consideration transferred. Additionally, the contingent earnout payments meet the criteria under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) as the monetary value of the shares to be issued is predominantly based on the exercise contingency (i.e., revenue targets). Accordingly, the consideration is classified as a liability and will be remeasured at its estimated fair value at each reporting period with the subsequent change in fair value recognized as a gain or loss in accordance with ASC 480.

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

NOTE 5 – APPLIED ASSET PURCHASE

On August 1, 2023, the Company entered into an Asset Purchase Agreement (the “Applied Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a Texas limited liability company and wholly owned subsidiary of the Company (“SMAT”), The Hymed Group Corporation, a Delaware corporation (“Hymed”), Applied Nutritionals, LLC, a Delaware limited liability company (“Applied”, and together with Hymed, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Applied Purchase Agreement (collectively, the “Applied Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement), upon the terms and subject to the conditions set forth in the Applied Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Applied Purchased Assets include the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”) and HYCOL Hydrolyzed Collagen (“HYCOL”) products for human wound care use.

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

Prior to the Closing, the Company licensed certain of its products from Applied through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), a related party (see Note 14 for additional information regarding transactions with related parties). Pursuant to the Sublicense Agreement, the Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing of the Applied Asset Purchase, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Effective August 1, 2023, these intercompany royalty payments and the offsetting cost of goods sold are eliminated on a consolidated basis.

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

As the contingent consideration was negotiated as part of the transfer of assets, the contingent obligation was measured at fair value and included in the total purchase consideration transferred. Accordingly, since the Applied Asset Purchase was accounted for as an asset acquisition and did not include contingent shares, the contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to the intellectual property intangible asset and the earnout liability with a cumulative catch up amortization adjustment.

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

Description	Amount
Inventory	$30,007
Equipment	33,062
Intellectual property	16,728,968
Net assets acquired	$16,792,037

NOTE 6 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2021	$-
Scendia Acquisition	3,601,781
Balance as of December 31, 2022	3,601,781
Acquisitions	-
Balance as of December 31, 2023	$3,601,781

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	December 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(1,342,626)	$3,451,253	$4,793,879	$(980,583)	$3,813,296
Patents and Other IP	38,570,549	(3,181,186)	35,389,363	21,935,580	(1,492,057)	20,443,523
Customer relationships and other	7,947,332	(1,861,887)	6,085,445	7,947,332	(694,171)	7,253,161
Total	$51,311,760	$(6,385,699)	$44,926,061	$34,676,791	$(3,166,811)	$31,509,980

As of December 31, 2023, the weighted-average amortization period for finite-lived intangible assets was 14.5 years. Amortization expense related to intangible assets was $3,218,888 and $1,963,299 for the year ended December 31, 2023 and 2022, respectively. The estimated remaining amortization expense as of December 31, 2023 for finite-lived intangible assets is as follows:

2024	$3,889,804
2025	3,889,804
2026	3,872,548
2027	3,758,696
2028	3,725,454
Thereafter	25,789,755
Total	$44,926,061

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during either of the years ended December 31, 2023 or 2022.

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of December 31, 2023. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities.

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

The Company has reviewed the characteristics of the Pixalere Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Shares over Pixalere’s common stock, the Pixalere Shares are not “in-substance” common stock, and therefore, the Company will not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of December 31, 2023.

The following summarizes the Company’s investments for the periods presented:

	December 31, 2023		December 31, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
Precision Healing Inc.	$-	-%	$-	-%

Cost Method Investments
Direct Dermatology, Inc.	1,000,000		1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278
Total Cost Method Investments	3,084,278		3,084,278

Total Investments	$3,084,278		$3,084,278

The following summarizes the loss from the equity method investment reflected in the Consolidated Statements of Operations:

	December 31,
	2023	2022
Investment
Precision Healing Inc.	$-	$(379,633)

Total	$-	$(379,633)

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

The Company has three material operating leases for office space. In March and September of 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 84, 20 and 37 months as of December 31, 2023. For practical expediency, the Company has elected to not recognize as ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $1,995,204 and a related lease liability of $2,098,630 as of December 31, 2023. The Company recorded lease expense of $434,066 for the year ended December 31, 2023 for its leased assets and $297,136 for the year ended December 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $380,576 for the year ended December 31, 2023 and $296,988 for the year ended December 31, 2022. The present value of the Company’s operating lease liabilities as of December 31, 2023 is shown below.

Maturity of Operating Lease Liabilities

Year	Total
2024	$505,017
2025	532,053
2026	379,529
2027	297,947
2028	295,689
Thereafter	604,050

Total lease payments	$2,614,285
Less imputed interest	(515,655)
Present Value of Lease Liabilities	$2,098,630

Operating lease liabilities – current	$361,185
Operating lease liabilities – long-term	$1,737,445

As of December 31, 2023, the Company’s operating leases have a weighted average remaining lease term of 5.9 years and a weighted average discount rate of 7.6%.

NOTE 9 – DEBT AND CREDIT FACILITIES

Term Loan

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

The Loan Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of SMAT and the Company to, among other things, (i) create, assume or guarantee certain liabilities, (ii) create, assume or suffer liens securing indebtedness, (iii) make or permit loans and advances, (iv) acquire any assets outside the ordinary course of business, (v) consolidate, merge or sell all or a material part of its assets, (vi) pay dividends or other distributions on, or redeem or repurchase, interest in an obligor, including the Company, as guarantor (vii) cease, suspend or materially curtail business operations or (viii) engage in certain affiliate transactions. In addition, the Loan Agreement contains financial covenants that require SMAT to maintain (i) a minimum Debt Services Coverage Ratio of 1.2 to 1.0 as of the last day of each applicable fiscal quarter and (ii) a maximum Cash Flow Leverage Ratio of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023 and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending June 30, 2024 and September 30, 2024 and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. Pursuant to the Loan Agreement, in the event that SMAT fails to comply with the financial covenants described above, the Company is required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants. During the year ended December 31, 2023, the Company contributed an immaterial amount of cash to SMAT in order to permit SMAT to be in compliance with the financial covenants under the Loan Agreement.

The Loan Agreement contains customary events of default. If such an event of default occurs, the Bank would be entitled to take various actions, including the acceleration of amounts due under the Loan Agreement and actions permitted to be taken by a secured creditor.

The table below presents the components of outstanding debt for the periods presented:

As of December 31, 2023, the interest rate on the advance under the Term Loan was 8.3%.

	December 31, 2023	December 31, 2022
Term Loan	$9,750,000	$-
Total debt	9,750,000	-
Less: debt issuance costs, net of accumulated amortization of $5,138 and zero	(56,520)	-
	9,693,480	-
Less: Current portion of long-term debt	580,357	-
Long-term debt	$9,113,123	$-

The table below presents the aggregate maturities of the Company’s outstanding debt as of December 31, 2023:

Year	Total

2024	$580,357
2025	1,625,000
2026	1,950,000
2027	1,950,000
2028	3,644,643
Thereafter	-
Total debt	$9,750,000

In connection with the Term Loan, the Company incurred $61,658 in debt issuance costs during year ended December 31, 2023. Debt issuance costs are amortized to “Interest expense and other” on the Consolidated Statement of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $56,520 and zero as of December 31, 2023 and December 31, 2022, respectively. Debt issuance costs are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $5,138 and zero for the year ended December 31, 2023 and 2022, respectively.

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

CellerateRX Surgical

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled $991,099 and $1,771,219, respectively for the years ended December 31, 2023 and 2022. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during 2023 and 2022.

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $130,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of December 31, 2023.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of December 31, 2023.

Rochal Asset Acquisition

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023. The Company expects the final earnout payment to be made in the third quarter of 2024. See Note 4 for more information regarding the acquisition of Scendia.

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

In connection with the Applied Asset Purchase and pursuant to the Applied Purchase Agreement, effective August 1, 2023, the Company entered into the Petito Services Agreement with the Owner, pursuant to which the Owner, as an independent contractor, agreed to provide the Petito Services. As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to three percent (3%) of the actual collections from net sales of certain products the Owner develops or codevelops that reach commercialization, (iii) a royalty payment equal to five percent (5%) for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of two and one-half percent (2.5%) on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and has issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts related to this arrangement as of December 31, 2023.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 580,497 shares had been issued under the LTIP Plan and 1,419,503 were available for issuance as of December 31, 2023.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan.

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

In February 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company could offer and sell from time to time, to or through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $75,000,000.

Sales of the shares were made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Cantor agreed to use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the shares from time to time based upon the Company’s instructions, including any price, time period or size limits specified by the Company. The Company had no obligation to sell any of the shares under the Sales Agreement and could suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice to Cantor and subject to other conditions. Cantor’s obligations to sell the shares under the Sales Agreement were subject to satisfaction of certain conditions, including customary closing conditions. Pursuant to the Sales Agreement, the Company paid Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of the shares.

In 2023, the Company sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1.1 million and net proceeds of approximately $0.9 million pursuant to the Sales Agreement. The Company paused the offering at the end of the first quarter of 2023 and did not reactivate it during the remainder of 2023. The Form S-3 registration statement for this offering expired at the end of 2023.

On August 1, 2023, the Company closed the Applied Asset Purchase. Included in the purchase price was 73,809 shares of the Company’s common stock. See Note 5 for more information regarding the acquisition of Applied.

Restricted Stock Awards

The Company issues restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 100,829 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the LTIP Plan during the year ended December 31, 2023. The fair value of these awards was $4,045,377 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $3,442,722 and $2,702,633 was recognized in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations during the years ended December 31, 2023 and 2022, respectively. Equity awards totaling $1,038,183, which were accrued as a liability as of December 31, 2021, were reclassed to equity in 2022 upon settlement of these awards.

At December 31, 2023, there was $2,877,664 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.1 years.

Below is a summary of restricted stock activity for the year ended December 31, 2023:

	For the Year Ended
	December 31, 2023
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	181,102	$22.89
Granted	118,912	39.14
Vested	(137,720)	23.75
Forfeited	(18,083)	33.66
Nonvested at December 31, 2023	144,211	$34.07

Stock Options

A summary of the status of outstanding stock options at December 31, 2023 and changes during the year then ended is presented below:

	For the Year Ended
	December 31, 2023
		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	146,191	$10.65
Granted or assumed	-	-
Exercised	(52,299)	11.41
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2023	93,892	$10.22	6.8

Exercisable at December 31, 2023	93,892	$10.22	6.8

Warrants

A summary of the status of outstanding warrants to purchase common stock at December 31, 2023 and changes during the year then ended is presented below:

For the Year Ended
December 31, 2023
		Weighted Average	Weighted Average
		Exercise	Remaining
	Warrants	Price	Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2023	16,725	$10.80	6.8

Exercisable at December 31, 2023	16,725	$10.80	6.8

NOTE 12 – CUSTOMERS AND SUPPLIERS

The Company had no customers in 2023 that accounted for at least 10% of the Company’s annual sales or whose accounts receivable balance exceeded 10% of the year-end balance. The Company had no customers in 2022 that accounted for at least 10% of Company’s annual sales and whose accounts receivable exceeded 10% of the year-end balance.

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

As discussed in Notes 3 and 4, the Company recognized net deferred tax liabilities associated with the Precision Healing merger and the Scendia acquisition. As of the dates of these acquisitions, prior to consideration of these acquired deferred tax liabilities, the Company had net deferred tax assets in excess of the deferred tax liabilities being recognized, however, a 100% valuation allowance had previously been provided against the Company’s net deferred tax assets. As a result of the recording of the net deferred tax liabilities related to the Precision Healing merger and Scendia acquisition, the Company reviewed the valuation allowance and determined that it should be reduced by the amount of the deferred tax liabilities that were recognized. This resulted in a year-to-date income tax benefit of $5.8 million for the year ending December 31, 2022.

After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss (“NOL”) carryforward at December 31, 2023 was approximately $55.7 million, of which, approximately $27.0 million, generated in 2017 and prior, will expire between 2024 and 2037. Under the Tax Cuts and Jobs Act, the NOL generated from 2018 through 2023, of approximately $28.7 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused.

The components of the deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2023	2022
Deferred tax assets
Net operating loss carry forwards	$12,467,570	$6,818,547
Research and development costs	2,119,193	707,076
Stock compensation expense	711,598	232,250
Accrued expenses	528,148	-
Lease liability	512,668	-
Contingent liability	221,028	-
Acquisition liability	176,629	-
Bad debt and other reserves	129,924	92,286
Inventory reserves	109,176	43,678
Other temporary differences	203,340	26,102
Total deferred tax assets	17,179,274	7,919,939
Deferred tax liabilities
Depreciation and amortization	(6,180,688)	(5,919,626)
Right of Use assets	(487,402)	-
Accrued expenses	(424,423)	(26,903)
Contingent liability	(130,802)	-
Other temporary differences	(166,712)	-
Valuation allowance	(9,789,247)	(1,973,410)
Net deferred tax asset	$-	$-

A 100% valuation allowance has been provided for all deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 21% to the actual benefit for the years ended December 31, 2023 and 2022 are listed below.

	For the Year Ended December 31,
	2023	2022
Expected federal income tax (expense) benefit	$(903,220)	$2,851,758
State and local taxes, net of federal (expense) benefit	(226,714)	-
Fair value adjustments	(819,270)	-
Share-based compensation	(557,168)	(249,516)
Other permanent differences	118,765	-
NOL carryover adjusted for expiration	-	46,936
Equity method investment loss	-	(79,723)
Meals and entertainment	-	(4,843)
Research and development costs	-	(707,076)
Other temporary differences	-	329,829
NOL carryover adjustments	(5,148,128)	-
Intangibles	(720,407)	-
Other true ups	(230,474)	-
Changes in tax rates	673,449	-
Change in valuation allowance	7,813,167	3,657,431
Income tax (expense) benefit	$-	$5,844,796

All tax years starting with 2021 are open for examination.

NOTE 14 – RELATED PARTIES

CellerateRX Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licenses the rights to CellerateRX Surgical and HYCOL from Applied. Sales of CellerateRX have comprised the substantial majority of the Company’s sales during 2023 and 2022. In January 2021, the Company amended the term of the sublicense agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the sublicense agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred $174,486 of costs pursuant to the Catalyst Services Agreement in the year ended December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

The Company’s management, specifically its Certifying Officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

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

(c)	Exhibits

The exhibits listed below are filed or incorporated by reference as a part of this report.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 30, 2021).

10.1.1†	Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan dated February 10, 2020 effective upon shareholder approval on July 9, 2020 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.1.2†	Form of Restricted Stock Award Agreement for Employees under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.1.3†	Form of Restricted Stock Award Agreement for Outside Directors under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.1.4†	Form of Restricted Stock Award Agreement for Employees under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (2023) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.2 †	Amended and Restated Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Zachary B. Fleming (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

10.3 †	Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Michael D. McNeil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

10.4	Contribution Agreement dated August 27, 2018 between Wound Care Innovations, LLC and Catalyst Cellerate RX, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.5	Operating Agreement dated August 27, 2018 between Wound Care Innovations, LLC and Catalyst Cellerate RX, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.6.1	Sublicense Agreement dated August 27, 2018 between Catalyst Cellerate RX, LLC and Cellerate, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.6.2	First Amendment of Sublicense Agreement dated May 31, 2019, between Cellerate, LLC, as Sublicensee, and CGI Cellerate RX, LLC, as Sublicensor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 26, 2021).

10.6.3	Second Amendment of Sublicense Agreement dated January 26, 2021, between Cellerate, LLC, as Sublicensee, and CGI Cellerate RX, LLC, as Sublicensor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 26, 2021).

10.7.1	Exclusive License Agreement dated July 8, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

10.7.2	Amendment No. 1 to Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020).

10.8	Exclusive License Agreement dated October 1, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.9	Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020).

10.10†	Consulting Agreement, dated July 14, 2021, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

10.11	Common Stock Warrant, issued by Sanara MedTech Inc. to Furneaux Capital Holdco, LLC (d/b/a BlueIO) on April 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.12	Common Stock Warrant, issued by Sanara MedTech Inc. to Furneaux Capital Holdco, LLC (d/b/a BlueIO) on April 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.13	Precision Healing Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.14	Controlled Equity OfferingSM Sales Agreement, dated February 24, 2023, by and between Sanara MedTech Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023).

10.15	Transaction Advisory Services Agreement, dated March 1, 2023, by and between Sanara MedTech Inc. and The Catalyst Group, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.16+	Professional Services Agreement, dated August 1, 2023, by and between Sanara MedTech Inc. and Dr. George D. Petito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.17+	Loan Agreement, dated August 1, 2023, between Sanara MedTech Applied Technologies, LLC, Sanara MedTech Inc. and Cadence Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Sanara MedTech Inc. Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

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

† Identifies a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

March 25, 2024	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary B. Fleming	Chief Executive Officer (Principal Executive Officer)	March 25, 2024
Zachary B. Fleming

/s/ Michael D. McNeil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2024
Michael D. McNeil

/s/ Ronald T. Nixon	Chairman	March 25, 2024
Ronald T. Nixon

/s/ Robert DeSutter	Director	March 25, 2024
Robert DeSutter

/s/ Roszell Mack III	Director	March 25, 2024
Roszell Mack III

/s/ Eric D. Major	Director	March 25, 2024
Eric D. Major

/s/ Sara Ortwein	Director	March 25, 2024
Sara Ortwein

/s/ Ann Beal Salamone	Director	March 25, 2024
Ann Beal Salamone

/s/ James W. Stuckert	Director	March 25, 2024
James W. Stuckert

/s/ Eric D. Tanzberger	Director	March 25, 2024
Eric D. Tanzberger

