Form 10-Q
period 2024-03-31
Sanara MedTech Inc.
filed 2024-05-13
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, 8,625,201 shares of the Issuer’s common stock, $0.001 par value per share, were outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended March 31, 2024

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

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$2,828,234	$5,147,216
Accounts receivable, net	9,194,799	8,474,965
Accounts receivable – related parties	23,002	8,400
Royalty receivable	-	49,344
Inventory, net	4,229,150	4,717,533
Prepaid and other assets	911,594	608,411
Total current assets	17,186,779	19,005,869

Long-term assets
Intangible assets, net	43,953,610	44,926,061
Goodwill	3,601,781	3,601,781
Investment in equity securities	3,084,278	3,084,278
Right of use assets – operating leases	1,894,687	1,995,204
Property and equipment, net	1,190,805	1,257,956
Total long-term assets	53,725,161	54,865,280

Total assets	$70,911,940	$73,871,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,191,816	$1,924,082
Accounts payable – related parties	87,116	77,805
Accrued bonuses and commissions	6,893,381	7,676,770
Accrued royalties and expenses	2,288,428	2,047,678
Earnout liabilities – current	979,488	1,100,000
Current portion of debt	928,571	580,357
Operating lease liabilities – current	377,273	361,185
Total current liabilities	12,746,073	13,767,877

Long-term liabilities
Long-term debt, net of current portion	8,767,991	9,113,123
Earnout liabilities – long-term	2,777,835	2,723,001
Operating lease liabilities – long-term	1,626,130	1,737,445
Other long-term liabilities	1,982,345	1,941,686
Total long-term liabilities	15,154,301	15,515,255

Total liabilities	27,900,374	29,283,132

Commitments and contingencies (Note 8)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,622,739 issued and outstanding as of March 31, 2024 and 8,535,239 issued and outstanding as of December 31, 2023	8,623	8,535
Additional paid-in capital	73,180,208	72,860,556
Accumulated deficit	(29,898,146)	(28,036,814)
Total Sanara MedTech shareholders’ equity	43,290,685	44,832,277
Equity attributable to noncontrolling interest	(279,119)	(244,260)
Total shareholders’ equity	43,011,566	44,588,017
Total liabilities and shareholders’ equity	$70,911,940	$73,871,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Net Revenue	$18,536,638	$15,521,917

Cost of goods sold	1,890,046	2,125,659

Gross profit	16,646,592	13,396,258

Operating expenses
Selling, general and administrative expenses	16,192,259	12,969,069
Research and development	946,298	1,317,324
Depreciation and amortization	1,105,420	778,875
Change in fair value of earnout liabilities	(65,678)	(452,687)
Total operating expenses	18,178,299	14,612,581

Operating loss	(1,531,707)	(1,216,323)

Other expense
Interest expense and other	(267,336)	(6)
Total other expense	(267,336)	(6)

Net loss	(1,799,043)	(1,216,329)

Less: Net loss attributable to noncontrolling interest	(34,859)	(38,429)

Net loss attributable to Sanara MedTech shareholders	$(1,764,184)	$(1,177,900)

Net loss per share of common stock, basic and diluted	$(0.21)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	8,419,528	8,173,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	74,781	75	597,230	-	-	597,305
Net settlement and retirement of equity-based awards	(15,854)	(16)	(315,572)	(340,354)	-	(655,942)
Issuance of common stock in equity offering	26,143	26	1,033,735	-	-	1,033,761
Net loss	-	-	-	(1,177,900)	(38,429)	(1,216,329)
Balance at March 31, 2023	8,385,027	$8,385	$66,529,380	$(24,913,011)	$(145,984)	$41,478,770

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	100,662	101	803,285	-	-	803,386
Net settlement and retirement of equity-based awards	(13,162)	(13)	(483,633)	(97,148)	-	(580,794)
Net loss	-	-	-	(1,764,184)	(34,859)	(1,799,043)
Balance at March 31, 2024	8,622,739	$8,623	$73,180,208	$(29,898,146)	$(279,119)	$43,011,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,799,043)	$(1,216,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,105,420	778,875
Bad debt expense	65,000	36,000
Inventory obsolescence	95,235	30,511
Share-based compensation	803,386	597,305
Noncash lease expense	100,517	76,545
Accretion of finance liabilities	58,834	-
Amortization of debt issuance costs	3,083	-
Change in fair value of earnout liabilities	(65,678)	(452,687)
Changes in operating assets and liabilities:
Accounts receivable, net	(735,490)	352,102
Accounts receivable – related parties	(14,602)	74,602
Inventory, net	393,148	86,785
Prepaid and other assets	(303,182)	(361,719)
Accounts payable	(732,266)	405,360
Accounts payable – related parties	9,311	(10,747)
Accrued royalties and expenses	300,574	(112,774)
Accrued bonuses and commissions	(783,390)	(1,949,325)
Operating lease liabilities	(95,227)	(75,817)
Net cash used in operating activities	(1,594,370)	(1,741,313)
Cash flows from investing activities:
Purchases of property and equipment	(65,818)	(27,705)
Proceeds from disposal of property and equipment	-	650
Net cash used in investing activities	(65,818)	(27,055)
Cash flows from financing activities:
Equity offering net proceeds	-	751,752
Net settlement of equity-based awards	(580,794)	(655,942)
Cash payment of finance and earnout liabilities	(78,000)	-
Net cash provided by (used in) financing activities	(658,794)	95,810
Net decrease in cash	(2,318,982)	(1,672,558)
Cash, beginning of period	5,147,216	8,958,995
Cash, end of period	$2,828,234	$7,286,437

Cash paid during the period for:
Interest	$205,591	$6
Supplemental noncash investing and financing activities:
Equity offering accrued proceeds	-	282,010
Right of use assets obtained in exchange for lease obligations	-	1,369,164

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2023 and 2022, which are included in the Company’s most recent Annual Report on Form 10-K.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations for the periods presented as their inclusion would have been anti-dilutive during the three months ended March 31, 2024 and 2023 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 as such shares would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Stock options (a)	90,833	146,191
Warrants (b)	16,725	16,725
Unvested restricted stock	193,217	181,887

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022.
(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022.

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

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when, or as, the Company satisfies a performance obligation

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify the specific terms of products to be delivered, create the enforceable rights and obligations of both parties and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2024 or 2023.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Soft tissue repair products	$16,082,292	$12,872,481
Bone fusion products	2,454,346	2,599,186
Royalty revenue	-	50,250
Total Net Revenue	$18,536,638	$15,521,917

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for doubtful accounts to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company recorded bad debt expense of $65,000 and $36,000 during the three months ended March 31, 2024 and 2023, respectively. The allowance for doubtful accounts was $593,030 at March 31, 2024 and $528,030 at December 31, 2023. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $3,670 at March 31, 2024 and $3,820 at December 31, 2023. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $95,235 and $30,511 for the three months ended March 31, 2024 and 2023 respectively. The allowance for obsolete and slow-moving inventory had a balance of $398,478 at March 31, 2024, and $446,917 at December 31, 2023.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	March 31,	December 31,
	Life	2024	2023
Computers	3-5 years	$215,500	$194,788
Office equipment	3-7 years	214,190	201,785
Furniture and fixtures	5-10 years	304,338	304,338
Leasehold improvements	2-5 years	166,871	134,170
Internal use software	5 years	1,618,999	1,618,999

		2,519,898	2,454,080
Less accumulated depreciation		(1,329,093)	(1,196,124)

Property and equipment, net		$1,190,805	$1,257,956

Depreciation expense related to property and equipment was $132,969 and $107,674 for the three months ended March 31, 2024 and 2023, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of March 31, 2024 and December 31, 2023, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the three months ended March 31, 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the three months ended March 31, 2024 and 2023.

Investments in Equity Securities

The Company’s equity investments consist of nonmarketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company did not have any investments which are recorded applying the equity method of accounting as of March 31, 2024.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of and for the three months ended March 31, 2024 and 2023.

Fair Value Measurement

As defined in ASC Topic 820, Fair Value Measurement (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both the initial and subsequent measurement.

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

Liabilities for contingent consideration for the Precision Healing merger, acquisition of Scendia and Applied Asset Purchase (defined below) (see Note 3 for more information) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value for the Precision Healing and Scendia acquisitions are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that the transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied acquisition results in an adjustment to the contingent consideration liability and the intellectual property intangible asset with a cumulative catch-up amortization adjustment. The current year changes in fair value of earnout liabilities below are as a result of a net decrease in the estimated fair value of the earnout liabilities established at the time of the Company’s Precision Healing and Scendia acquisitions. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Balance at December 31, 2023	$3,823,001
Changes in fair value of earnout liabilities	(65,678)
Balance at March 31, 2024	$3,757,323

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees and nonemployees in accordance with ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for grants of common stock, including restricted stock awards.

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries, stock-based compensation and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead which is comprised of lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products and additional investments in the product and platform development pipeline. The Company expenses R&D costs as incurred.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands the disclosure required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

NOTE 3 – APPLIED ASSET PURCHASE

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

Prior to the Closing, the Company licensed certain of its products from Applied through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), a related party (see Note 10 for additional information regarding transactions with related parties). Pursuant to the Sublicense Agreement, the Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing of the Applied Asset Purchase, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Effective August 1, 2023, these intercompany royalty payments and the offsetting cost of goods sold are eliminated on a consolidated basis.

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

As the contingent consideration was negotiated as part of the transfer of assets, the contingent obligation was measured at fair value and included in the total purchase consideration transferred. Accordingly, since the Applied Asset Purchase was accounted for as an asset acquisition and did not include contingent shares, the contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to the intellectual property intangible asset and the earnout liability with a cumulative catch-up amortization adjustment.

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

Description	Amount
Inventory	$30,007
Equipment	33,062
Intellectual property	16,728,968
Net assets acquired	$16,792,037

NOTE 4 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2022	$3,601,781
Acquisitions	-
Balance as of December 31, 2023	3,601,781
Acquisitions	-
Balance as of March 31, 2024	$3,601,781

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(1,439,136)	$3,354,743	$4,793,879	$(1,342,626)	$3,451,253
Patents and Other IP	38,570,549	(3,765,198)	34,805,351	38,570,549	(3,181,186)	35,389,363
Customer relationships and other	7,947,332	(2,153,816)	5,793,516	7,947,332	(1,861,887)	6,085,445
Total	$51,311,760	$(7,358,150)	$43,953,610	$51,311,760	$(6,385,699)	$44,926,061

As of March 31, 2024, the weighted-average amortization period for finite-lived intangible assets was 14.5 years. Amortization expense related to intangible assets was $972,451 and $671,201 for the three months ended March 31, 2024 and 2023, respectively. The estimated remaining amortization expense as of March 31, 2024 for finite-lived intangible assets is as follows:

Remainder of 2024	$2,917,353
2025	3,889,804
2026	3,872,548
2027	3,758,696
2028	3,725,454
2029	3,725,454
Thereafter	22,064,301
Total	$43,953,610

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during the three months ended March 31, 2024 or 2023.

NOTE 5 – INVESTMENTS IN EQUITY SECURITIES

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of March 31, 2024. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities.

In June 2021, the Company invested $2,084,278 to purchase 278,587 Class A Preferred Shares (the “Pixalere Shares”) of Canada based Pixalere Healthcare Inc. (“Pixalere”). The Pixalere Shares are convertible into approximately 27.3% of the outstanding equity of Pixalere. Pixalere provides a cloud-based wound care software tool that empowers nurses, specialists and administrators to deliver better care for patients. In connection with the Company’s purchase of the Pixalere Shares, Pixalere granted Pixalere Healthcare USA, LLC (“Pixalere USA”), a subsidiary of the Company, a royalty-free exclusive license to use the Pixalere software and platform in the United States. In conjunction with the grant of the license, the Company issued Pixalere a 27.3% equity ownership interest in Pixalere USA valued at $93,879.

The Company has reviewed the characteristics of the Pixalere Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Pixalere Shares over Pixalere’s common stock, the Pixalere Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of March 31, 2024.

The following summarizes the Company’s investments for the periods presented:

	March 31, 2024		December 31, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Cost Method Investments
Direct Dermatology, Inc.	$1,000,000		$1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278

Total Cost Method Investments	$3,084,278		$3,084,278

NOTE 6 – OPERATING LEASES

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

The Company has three material operating leases for office space. In March and September of 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 81, 17 and 34 months as of March 31, 2024. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $1,894,687 and a related lease liability of $2,003,403 as of March 31, 2024. The Company recorded lease expense of $138,798 and $88,419 for the three months ended March 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $133,509 and $87,691 for the three months ended March 31, 2024 and 2023, respectively. The present value of the Company’s operating lease liabilities as of March 31, 2024 is shown below.

Maturity of Operating Lease Liabilities

March 31, 2024
Remainder of 2024	$371,508
2025	532,053
2026	379,529
2027	297,947
2028	295,689
2029	300,158
Thereafter	604,049

Total lease payments	2,780,933
Less imputed interest	(777,530)
Present Value of Lease Liabilities	$2,003,403

Operating lease liabilities – current	$377,273
Operating lease liabilities – long-term	$1,626,130

As of March 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 5.8 years and a weighted average discount rate of 7.65%.

NOTE 7 – DEBT AND CREDIT FACILITIES

Cadence Term Loan

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, SMAT, as borrower, and the Company, as guarantor, entered into a loan agreement (the “Cadence Loan Agreement”) with Cadence Bank (the “Bank”) providing for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Cadence Term Loan”), which was evidenced by an advancing promissory note. Pursuant to the Cadence Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT.

The proceeds of the advances under the Cadence Loan Agreement were used for working capital and for purposes of financing up to one hundred percent (100%) of the Cash Closing Consideration and Installment Payments for the Applied Asset Purchase and related fees and expenses, including any subsequent payments that were due to the Sellers after the Closing. On August 1, 2023, the Bank, at the request of SMAT, made an advance for $9.75 million. The proceeds from the advance were used to fund the Cash Closing Consideration for the Applied Asset Purchase.

Advances under the Cadence Term Loan were scheduled to begin amortizing in monthly installments commencing on August 5, 2024. All remaining unpaid balances under the Cadence Term Loan were due and payable in full on August 1, 2028 (the “Cadence Loan Maturity Date”). SMAT was permitted to prepay amounts due under the Cadence Term Loan. All accrued but unpaid interest on the unpaid principal balance of outstanding advances was due and payable monthly, beginning on September 5, 2023 and continuing monthly on the fifth day of each month thereafter until the Cadence Loan Maturity Date. The unpaid principal balance of outstanding advances bore interest, subject to certain conditions, at the lesser of the Maximum Rate (as defined in the Cadence Loan Agreement) or the Base Rate, which was for any day, a rate per annum equal to the term secured overnight financing rate (Term SOFR) (as administered by the Federal Reserve Bank of New York) for a one-month tenor in effect on such day plus three percent (3.0%).

The obligations of SMAT under the Cadence Loan Agreement and the other loan documents delivered in connection therewith were guaranteed by the Company and were secured by a first priority security interest in substantially all of the existing and future assets of SMAT.

The Cadence Loan Agreement contained customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of SMAT and the Company to, among other things, (i) create, assume or guarantee certain liabilities, (ii) create, assume or suffer liens securing indebtedness, (iii) make or permit loans and advances, (iv) acquire any assets outside the ordinary course of business, (v) consolidate, merge or sell all or a material part of its assets, (vi) pay dividends or other distributions on, or redeem or repurchase, interest in an obligor, including the Company, as guarantor (vii) cease, suspend or materially curtail business operations or (viii) engage in certain affiliate transactions. In addition, the Cadence Loan Agreement contained financial covenants that required SMAT to maintain (i) a minimum Debt Services Coverage Ratio of 1.2 to 1.0 as of the last day of each applicable fiscal quarter and (ii) a maximum Cash Flow Leverage Ratio of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023 and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending June 30, 2024 and September 30, 2024 and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. Pursuant to the Cadence Loan Agreement, in the event that SMAT failed to comply with the financial covenants described above, the Company was required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants.

The Cadence Loan Agreement contained customary events of default. If such an event of default occurs, the Bank was entitled to take various actions, including the acceleration of amounts due under the Cadence Loan Agreement and actions permitted to be taken by a secured creditor.

The table below presents the components of outstanding debt for the periods presented:

As of March 31, 2024 and December 31, 2023, the interest rate on the advance under the Cadence Term Loan was 8.3%.

	March 31, 2024	December 31, 2023
Cadence Term Loan	$9,750,000	$9,750,000
Total debt	9,750,000	9,750,000
Less: debt issuance costs, net of accumulated amortization of $8,221 and $5,138	(53,438)	(56,520)
	9,696,562	9,693,480
Less: Current portion of long-term debt	928,571	580,357
Long-term debt	$8,767,991	$9,113,123

The table below presents the aggregate maturities of the Company’s outstanding debt as of March 31, 2024:

Year	Total

Remainder of 2024	$580,357
2025	1,625,000
2026	1,950,000
2027	1,950,000
2028	3,644,643
Thereafter	-
Total debt	$9,750,000

In connection with the Cadence Term Loan, the Company incurred $61,658 in debt issuance costs during the year ended December 31, 2023. Debt issuance costs are amortized to “Interest expense and other” on the Consolidated Statement of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $53,438 and $56,520 as of March 31, 2024 and December 31, 2023, respectively. Debt issuance costs are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $3,083 and zero for the three months ended March 31, 2024 and 2023, respectively.

CRG Term Loan

On April 17, 2024, the Company entered into a Term Loan Agreement (the “CRG Loan Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). On the closing date of the CRG Term Loan, the Cadence Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released. For more information regarding the CRG Term Loan, see Note 11.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Surgical

In August 2018, the Company entered an exclusive, world-wide sublicense agreement with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets. Pursuant to the Sublicense Agreement, the Company pays royalties of 3-5% of annual collected net sales of CellerateRX Surgical and HYCOL. As amended in January 2021, the term of the sublicense extends through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the Sublicense Agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the expiration date, CGI Cellerate RX has the right to terminate the Sublicense Agreement upon written notice.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled zero and $520,814, respectively, for the three months ended March 31, 2024 and 2023. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during the three months ended March 31, 2024 and the year ended December 31, 2023.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the rights to manufacture and sell CellerateRX Surgical and HYCOL products. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Effective August 1, 2023, these intercompany royalty payments and the offsetting cost of goods sold are eliminated on a consolidated basis.

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

Future commitments under the terms of the BIAKŌS License Agreement include:

●	The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal was $130,000 for 2023 and will increase by $10,000 each subsequent calendar year up to a maximum amount of $150,000.

●	The Company pays additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $35,000 and $32,500 for the three months ended March 31, 2024 and 2023, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of March 31, 2024.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of March 31, 2024.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and 10% of SCP’s outstanding units were issued to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts related to this arrangement as of March 31, 2024.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “LTIP Plan”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 681,159 shares had been issued under the LTIP Plan and 1,318,841 were available for issuance as of March 31, 2024.

In April 2022, the Company closed a merger transaction with Precision Healing pursuant to which Precision Healing became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, holders of Precision Healing common stock and preferred stock, other than the Company, were entitled to receive closing consideration, consisting of $125,966 in cash consideration, which was paid to stockholders who were not accredited investors, 165,738 shares of the Company’s common stock, which was paid only to accredited investors, and the payment in cash of approximately $0.6 million of transaction expenses of Precision Healing. The Company recorded the issuance of 165,738 shares to accredited investors and cash payments to nonaccredited investors based on the closing price per share of the Company’s common stock on April 4, 2022, which was $30.75.

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

In 2023, the Company sold an aggregate of 26,143 shares of common stock for gross proceeds of approximately $1.1 million and net proceeds of approximately $0.9 million pursuant to the Sales Agreement. The Company paused the offering at the end of the first quarter of 2023 and did not reactivate it during the remainder of 2023. The Form S-3 registration statement for this offering expired at the beginning of 2024.

On August 1, 2023, the Company closed the Applied Asset Purchase. Included in the purchase price was 73,809 shares of the Company’s common stock. See Note 3 for more information regarding the acquisition of Applied.

Restricted Stock Awards

During the three months ended March 31, 2024, the Company issued restricted stock awards under the LTIP Plan which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 100,662 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the LTIP Plan during the three months ended March 31, 2024. The fair value of these awards was $7,830,959 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $803,386 and $597,305 was recognized in “Selling, general and administrative expenses” and “Research and development” in the accompanying Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, there was $5,859,819 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.9 years.

Below is a summary of restricted stock activity for the three months ended March 31, 2024:

	For the Three Months Ended
	March 31, 2024
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	144,211	$34.07
Granted	105,934	37.36
Vested	(51,656)	32.03
Forfeited	(5,272)	32.66
Nonvested at March 31, 2024	193,217	$36.46

Stock Options

A summary of the status of outstanding stock options at March 31, 2024 and changes during the three months ended is presented below:

	For the Three Months Ended
	March 31, 2024
		Weighted Average Exercise	Weighted Average Remaining	Aggregate Intrinsic
	Options	Price	Contract Life	Value
Outstanding at beginning of period	93,892	$10.22
Granted or assumed	-	-
Exercised	(3,059)	12.02
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2024	90,833	$10.16	6.6	$2,438,222.4

Exercisable at March 31, 2024	90,833	$10.16	6.6	$2,438,222.4

Warrants

A summary of the status of outstanding warrants to purchase common stock at March 31, 2024 and changes during the three months then ended is presented below:

	For the Three Months Ended
	March 31, 2024
		Weighted Average	Weighted Average
	Warrants	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2024	16,725	$10.80	6.5

Exercisable at March 31, 2024	16,725	$10.80	6.5

NOTE 10 – RELATED PARTIES

CellerateRX Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licenses the rights to CellerateRX Surgical and HYCOL from Applied. Sales of CellerateRX have comprised the substantial majority of the Company’s sales during the three months ended March 31, 2024 and 2023. In January 2021, the Company amended the term of the Sublicense Agreement to extend the term to May 17, 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000. The Company pays royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12,000,000, 4% of all collected Net Sales each year that exceed $12,000,000 up to $20,000,000, and 5% of all collected Net Sales each year that exceed $20,000,000.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Since the Closing, Sanara indirectly makes intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. Ronald T. Nixon, the Company’s Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred costs of $56,272 and zero pursuant to the Catalyst Services Agreement in the three months ended March 31, 2024 and 2023, respectively.

NOTE 11 – SUBSEQUENT EVENTS

CRG Loan Agreement

On April 17, 2024 (the “Closing Date”), the Company entered into the CRG Loan Agreement, by and among the Company, as borrower, the Guarantors, the Agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. The CRG Loan Agreement provides for (i) $15.0 million of the CRG Loan to be borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million or a multiple of $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including that the First Borrowing having previously occurred and the Agent having received certain fees.

The CRG Loan is due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration. Pursuant to the CRG Loan Agreement, the proceeds of the CRG Loan shall be used to repay the Cadence Term Loan, to pay fees and expenses related to the CRG Loan Agreement, for certain permitted acquisitions and similar investments and for general working capital and corporate purposes.

The CRG Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at the election of the Company, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. The Company is required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Loan, ending on the Maturity Date. In addition, the Company is required to pay an upfront fee of 1.50% of the principal amount of the CRG Loan, which is payable as amounts are advanced under the CRG Loan on a pro rata basis. The Company will also be required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Loan Agreement.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, the Company may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

Certain of the Company’s current and future subsidiaries, including the Guarantors, are guaranteeing the obligations of the Company under the CRG Loan Agreement. As security for their obligations under the CRG Loan Agreement, on the Closing Date, the Company and the Guarantors entered into a security agreement with the Agent pursuant to which the Company and the Guarantors granted to the Agent, as collateral agent for the lenders, a lien on substantially all of the Company’s and the Guarantors’ assets, including intellectual property (subject to certain exceptions).

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and the Guarantors’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring the Company and the Guarantors in the aggregate to maintain:

●	liquidity in an amount which shall exceed the greater of (i) $3.0 million and (ii) to the extent the Company has incurred certain permitted debt, the minimum cash balance, if any, required of the Company by the creditors of such permitted debt; and

●	annual minimum revenue: (i) for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, of at least $60.0 million, (ii) for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, of at least $75.0 million, (iii) for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, of at least $85.0 million, (iv) for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027, of at least $95.0 million and (v) during each twelve-month period beginning on January 1 of a given year thereafter, of at least $105.0 million.

The CRG Loan Agreement contains representations and warranties of the Company and the Guarantors customary for financings of this type, and also includes events of default customary for financings of this type, including, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, a material adverse change, bankruptcy and insolvency, material judgments and a change of control, in certain cases subject to customary periods to cure. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the CRG Loan Agreement.

As discussed above in Note 7, on the Closing Date, the Cadence Loan Agreement terminated and all outstanding amounts under the Cadence Term Loan were repaid in full, and all security interests and other liens granted to or held by the Bank were terminated and released.

Resignation of Chief Executive Officer

On May 10, 2024 (the “Effective Date”), Zachary B. Fleming delivered notice to the Board of Directors of the Company (the “Board”) that he is resigning from his position as Chief Executive Officer of the Company, effective immediately. Effective as of the Effective Date, Mr. Fleming’s amended and restated employment agreement (the “Fleming Employment Agreement”) terminated, except that certain surviving customary confidentiality provisions and non-disparagement covenants will remain in full force and effect. The Company intends to negotiate a separation agreement (the “Separation Agreement”) with Mr. Fleming to set forth certain separation benefits for Mr. Fleming and provide for certain restrictive covenants in favor of the Company.

In connection with Mr. Fleming’s resignation, the Board modified the vesting provisions of Mr. Fleming’s restricted stock award agreements such that fifty percent (50%) of the unvested shares of restricted stock that have previously been granted to Mr. Fleming under such award agreements shall continue to vest on the same time schedule in the applicable restricted stock agreements; provided that Mr. Fleming enters into the Separation Agreement (which must be acceptable to the Company) and, in lieu of the continued service requirement, Mr. Fleming continues to comply with the continuing provisions of the Fleming Employment Agreement, the restricted stock agreements and the restrictive covenants set forth in the Separation Agreement.

Appointment of New Chief Executive Officer

On May 12, 2024, the Board appointed Ronald T. Nixon, the Company’s Executive Chairman, as the Chief Executive Officer of the Company, effective immediately, to serve in such position until his successor is elected and qualified.

There are no arrangements or understandings between Mr. Nixon and any other persons pursuant to which he was selected to serve as the Company’s Chief Executive Officer. There is no family relationship between Mr. Nixon and any director or executive officer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Sanara MedTech Inc. (together with its wholly owned or majority-owned subsidiaries on a consolidated basis, the “Company,” “Sanara MedTech,” “Sanara,” “our,” “us,” or “we”) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and the Company does not assume any obligation to update these forward-looking statements, except to the extent required by applicable securities laws.

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

In April 2022, we entered into a merger agreement through which Precision Healing Inc. (“Precision Healing”) became a wholly owned subsidiary of the Company. Precision Healing is developing a diagnostic imager and lateral flow assay (“LFA”) for assessing a patient’s wound and skin conditions. This comprehensive wound and skin assessment technology is designed to quantify biochemical markers to determine the trajectory of a wound’s condition to enable better diagnosis and treatment protocol. In December 2023, we received 510(k) clearance from the U.S. Food and Drug Administration for the Precision Healing diagnostic imager. We are currently evaluating regulatory pathways for the Precision Healing LFA.

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

In November 2022, we established a partnership with InfuSystem Holdings, Inc. (“InfuSystem”) focused on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products, including our advanced wound care product line and associated services to new customers.

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

We are seeking a partner to facilitate commercialization of THP and share in the cost of development of the program. Our operating expenses for THP, which includes depreciation, amortization, accretion, change in fair value of earnout liabilities and interest expense were approximately $5.2 million for the twelve months ended December 31, 2023 and $0.9 million for the three months ended March 31, 2024, respectively.

RECENT ACQUISITIONS

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

RECENT DEVELOPMENTS

Cadence Loan Agreement

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into a loan agreement (the “Cadence Loan Agreement”) with Cadence Bank (the “Bank”) which provided for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Cadence Term Loan”). Pursuant to the Cadence Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, the Bank made an advance under the Cadence Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. As described in further detail below, on the Closing Date of the CRG Loan (defined below), the Cadence Loan Agreement with the Bank was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released. For more information regarding the Cadence Loan Agreement, see the “Liquidity and Capital Resources” section below.

CRG Loan Agreement

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a Term Loan Agreement (the “CRG Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Loan”). A portion of the proceeds of the CRG Loan were used to repay the Cadence Term Loan and to pay fees and expenses related to the CRG Loan Agreement. The remaining proceeds shall be used for certain permitted acquisitions and similar investments and for general working capital and corporate purposes. For more information regarding the CRG Loan, see the “Liquidity and Capital Resources” section below.

Tufts University License Agreement

In December 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and 10% of SCP’s outstanding units were issued to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Pursuant to the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement.

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

Revenue streams from product sales and royalties are summarized below for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Soft tissue repair products	$16,082,292	$12,872,481
Bone fusion products	2,454,346	2,599,186
Royalty revenue	-	50,250
Total Net Revenue	$18,536,638	$15,521,917

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

Research and development (“R&D”) expenses include costs related to enhancements to our currently available products and additional investments in our product, services and technologies development pipeline. This includes personnel-related expenses, including salaries, stock-based compensation, and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of lease expense and other facilities related costs. We expense R&D costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements and bring new products to market.

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

Other Income (Expense)

Other income (expense) is primarily comprised of interest expense and other nonoperating activities.

RESULTS OF OPERATIONS

Net Revenue. For the three months ended March 31, 2024, we generated net revenue of $18.5 million compared to net revenue of $15.5 million for the three months ended March 31, 2023, a 19% increase from the prior year period. The higher net revenue for the three months ended March 31, 2024 was primarily due to increased sales of soft tissue repair products, including CellerateRX, as a result of our increased market penetration, geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2024, was $1.9 million, compared to costs of goods sold of $2.1 million for the three months ended March 31, 2023. The decrease in cost of goods sold for the three months ended March 31, 2024 was primarily due to the elimination in consolidation of the CellerateRX Surgical royalty expense under the Sublicense Agreement. Gross margins were approximately 90% and 86% for the three months ended March 31, 2024 and 2023, respectively. The gross margins for the three months ended March 31, 2024 included higher margins realized due to increased sales of soft tissue repair products, including CellerateRX, and bone fusion products and the elimination in consolidation of the CellerateRX Surgical royalty expense under the Sublicense Agreement.

Selling, general and administrative expenses. SG&A expenses for the three months ended March 31, 2024, were $16.2 million compared to SG&A expenses of $13.0 million for the three months ended March 31, 2023. The higher SG&A expenses for the three months ended March 31, 2024 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $2.2 million, or 69%, of the increases compared to the prior year period. The higher direct sales and marketing expenses for the three months ended March 31, 2024 were primarily attributable to an increase in sales commissions of $1.6 million as a result of higher product sales and $0.6 million of increased costs as a result of sales force expansion and operational support.

Research and development expenses. R&D expenses for the three months ended March 31, 2024, were $0.9 million compared to $1.3 million for the three months ended March 31, 2023. The lower R&D expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily due to lower costs associated with the Precision Healing diagnostic imager and LFA.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2024, was $1.1 million compared to $0.8 million for the three months ended March 31, 2023. The increase in depreciation and amortization expense during the three months ended March 31, 2024 was primarily due to the amortization of intangible assets acquired as part of the Applied Asset Purchase.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $0.1 million for the three months ended March 31, 2024 compared to a benefit of $0.5 million for the three months ended March 31, 2023. The benefit for the three months ended March 31, 2024 is a result of a decrease in the estimated fair value of the earnout liabilities established at the time of our Precision Healing and Scendia acquisitions. The decrease in the estimated fair value was due to a decrease in the projected undiscounted amounts to be paid, partially offset by accretion. The prior year period benefit was due to a decrease in the fair value due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made.

Other income (expense). Other income (expense) for the three months ended March 31, 2024 was $0.3 million compared to zero for the three months ended March 31, 2023. Other income (expense) for the three months ended March 31, 2024 included interest expense and amortization of debt issuance costs related to the Cadence Term Loan entered into in conjunction with the Applied Asset Purchase.

Net Loss. We had a net loss of $1.8 million for the three months ended March 31, 2024, compared to a net loss $1.2 million for the three months ended March 31, 2023. The higher net loss in the three months ended March 31, 2024 was due to higher SG&A costs and higher amortization of our acquired intangible assets as discussed above, offset by higher gross profit and lower R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at March 31, 2024 was $2.8 million, compared to $5.1 million at December 31, 2023. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we could offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

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

On April 17, 2024, we entered into the CRG Loan Agreement by and among us, as borrower, the Guarantors, the Agent and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. On the closing date of the CRG Loan, a $15.0 million advance was made to repay the Cadence Term Loan of $9.75 million and the remaining as cash on the balance sheet. On the Closing Date, the Cadence Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released.

We expect our future needs for cash to include funding potential acquisitions, further developing our products, services and technologies pipeline and clinical studies, expanding our sales force, repayment of debt as it becomes due and for general corporate purposes. If we seek to consummate acquisitions in the future, we expect to finance such acquisitions with the proceeds from equity or debt issuances. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and proceeds from the CRG Loan discussed above, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months.

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

Since the closing of the Applied Asset Purchase, we make intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. SMAT used the royalties received to repay borrowings under the Cadence Term Loan. As described under “Cadence Loan Agreement” below, during the three months ended March 31, 2024, SMAT was required to maintain compliance with certain maintenance covenants and was limited in its ability to distribute or lend cash to the Company without consent of the Bank.

Cadence Loan Agreement

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into the Cadence Loan Agreement with the Bank providing for, among other things, a Term Loan in the aggregate principal amount of $12.0 million, which was evidenced by an advancing promissory note. Pursuant to the Cadence Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT.

The proceeds of the advances under the Loan Agreement were used for working capital and for purposes of financing up to one hundred percent (100%) of the Cash Closing Consideration and Installment Payments for the Applied Asset Purchase and related fees and expenses, including any subsequent payments that were due to the Sellers after the Closing. On August 1, 2023, the Bank, at the request of SMAT, made an advance for $9.75 million. The proceeds from the advance were used to fund the Cash Closing Consideration for the Applied Asset Purchase.

The unpaid principal balance of outstanding advances under the Cadence Term Loan bore interest, subject to certain conditions, at the lesser of the Maximum Rate (as defined in the Cadence Loan Agreement) or the Base Rate, which was for any day, a rate per annum equal to the term secured overnight financing rate (Term SOFR) (as administered by the Federal Reserve Bank of New York) for a one-month tenor in effect on such day plus three percent (3.0%).

Pursuant to the Cadence Loan Agreement, SMAT was required to maintain a minimum Debt Service Coverage Ratio and a Cash Flow Leverage Ratio.

As noted above, on the Closing Date the Cadence Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released. The aggregate principal amount of the Cadence Term Loan outstanding under the Cadence Loan Agreement was $9.8 million at the time of termination, and the Cadence Term Loan bore interest at a per annum rate equal to the term secured overnight financing rate (Term SOFR) (as administered by the Federal Reserve Bank of New York) for a one-month tenor in effect on such day plus three percent (3.0%). At the time of termination, we also paid the Bank approximately $27.1 thousand, which consisted of interest accrued or deemed payable under the Cadence Loan Agreement. We did not pay an exit fee or prepayment fee in connection with our voluntary repayment of the Cadence Term Loan.

CRG Loan Agreement

On April 17, 2024, we, as borrower, entered into the CRG Loan Agreement with the Guarantors, the Agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. The CRG Loan Agreement provides for (i) $15.0 million of the CRG Loan to be borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million or a multiple of $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including that the First Borrowing having previously occurred and the Agent having received certain fees.

The CRG Loan is due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration. Pursuant to the CRG Loan Agreement, a portion of the proceeds of the CRG Loan we used to repay the Cadence Term Loan and to pay fees and expenses related to the CRG Loan Agreement. The remainder of the proceeds may be used for certain permitted acquisitions and similar investments and for general working capital and corporate purposes.

The CRG Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Loan, which is payable as amounts are advanced under the CRG Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing.

Subject to certain exceptions, we are required to make mandatory prepayments of the CRG Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, we may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

Certain of our current and future subsidiaries, including the Guarantors, are guaranteeing our obligations under the CRG Loan Agreement. As security for our obligations under the CRG Loan Agreement, on the Closing Date, we and the Guarantors entered into a security agreement with the Agent pursuant to which we and the Guarantors granted to the Agent, as collateral agent for the lenders, a lien on substantially all of our and the Guarantors’ assets, including intellectual property (subject to certain exceptions).

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and the Guarantors’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring us and the Guarantors in the aggregate to maintain:

●	liquidity in an amount which shall exceed the greater of (i) $3.0 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of us by the creditors of such permitted debt; and

●	annual minimum revenue: (i) for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, of at least $60.0 million, (ii) for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, of at least $75.0 million, (iii) for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, of at least $85.0 million, (iv) for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027, of at least $95.0 million and (v) during each twelve-month period beginning on January 1 of a given year thereafter, of at least $105.0 million.

On the Closing Date, the Cadence Loan Agreement terminated and all outstanding amounts under the Cadence Term Loan were repaid in full, and all security interests and other liens granted to or held by the Bank were terminated and released.

Cash Flow Analysis

For the three months ended March 31, 2024, net cash used in operating activities was $1.6 million compared to $1.7 million used in operating activities for the three months ended March 31, 2023. The lower use of cash in the three months ended March 31, 2024 was due to net revenue growth outpacing the growth of our cash operating expenses and timing of cash expenditures for certain accrued payables and prepaids.

For the three months ended March 31, 2024, net cash used in investing activities was $0.1 million compared to an immaterial amount used in investing activities during the three months ended March 31, 2023. The higher use of cash used in investing activities during the three months ended March 31, 2024 was due to cash paid for purchases of property and equipment.

For the three months ended March 31, 2024, net cash used in financing activities was $0.7 million as compared to $0.1 million provided by financing activities for the three months ended March 31, 2023. The cash used in financing activities during the three months ended March 31, 2024 was primarily due to the net settlement of equity-based awards, which totaled $0.6 million.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical and HYCOL products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which, prior to the Applied Asset Purchase, licensed the rights to CellerateRX from Applied. Sales of CellerateRX Surgical comprised the substantial majority of our sales during the three months ended March 31, 2024 and 2023. Prior to the Applied Asset Purchase discussed above, we paid royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. Ronald T. Nixon, our Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

In August 2023, we acquired the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical and HYCOL products from Applied. In connection with this acquisition, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company, SMAT, and no further royalties will be due to Applied thereunder. Since the Closing of the Applied Asset Purchase, we indirectly make intercompany royalty payments to SMAT at the same rate as set forth in the Sublicense Agreement. These intercompany royalty payments and the offsetting cost of goods sold were eliminated in consolidation effective as of August 1, 2023.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred $56,272 of costs pursuant to the Catalyst Services Agreement during the three months ended March 31, 2024. No expenses were incurred pursuant to the Catalyst Services Agreement in the three months ended March 31, 2023.

Receivables and Payables

We had outstanding related party receivables totaling $23,002 at March 31, 2024, and $8,400 at December 31, 2023. We had outstanding related party payables totaling $87,116 at March 31, 2024, and $77,805 at December 31, 2023.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material impact on our historical results of operations. We do not currently anticipate that inflation and changing prices will have a material impact on our future results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, the fair value measurement of assets and liabilities and the allocation of purchase price to the fair value of assets acquired. Our critical accounting estimates have not significantly changed since December 31, 2023 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Except as provided below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The CRG Loan Agreement requires us, as borrower, and the Guarantors to maintain compliance with certain operating and financial covenants, which provide that we and the Guarantors, among other things, may not, subject to certain exceptions:

●	create, incur, assume or permit to exist certain other indebtedness, whether directly or indirectly;

●	create, incur, assume or permit the existence of additional liens on our property or assets, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof;

●	enter into any transaction of merger, amalgamation or consolidation or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or make certain acquisitions;

●	engage to any material extent in any business other than the business engaged in on the date of closing or a business that constitutes a reasonable extension or expansion thereof;

●	make, directly or indirectly, or permit to remain outstanding any investments;

●	declare or make, or agree to pay or make, directly or indirectly, any restricted payments as described in the CRG Loan Agreement;

●	make any payments in respect of any subordinated debt or certain other indebtedness incurred pursuant to the CRG Loan Agreement;

●	sell, lease, license, transfer, or otherwise dispose of any of its property to any person in one transaction or series of transactions;

●	sell, lease, license or otherwise transfer any assets to, or purchase, lease, license or otherwise acquire any assets from, or otherwise engage in any other transactions with, any of its affiliates;

●	directly or indirectly, enter into, incur or permit to exist any restrictive agreement as described in the CRG Loan agreement;

●	enter into any amendment to or modification of its organizational documents in a manner that would be materially adverse to the interests, or rights or remedies, of the Agent and the lenders;

●	engage in sale-leasebacks;

●	make any significant change in accounting treatment or reporting practices, except as required or permitted by GAAP;

●	dispose of, whether by sale, contribution, investment or otherwise, any material intellectual property to any Guarantor that is not an obligor or to any joint venture; or

●	contribute or otherwise invest any material intellectual property in any Guarantor that is not an obligor or to any joint venture.

In addition, the CRG Loan Agreement requires us and the Guarantors in the aggregate to maintain:

●	liquidity in an amount which shall exceed the greater of (i) $3.0 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of us by the creditors of such permitted debt; and

●	annual minimum revenue: (i) for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, of at least $60.0 million, (ii) for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, of at least $75.0 million, (iii) for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, of at least $85.0 million, (iv) for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027, of at least $95.0 million and (v) during each twelve-month period beginning on January 1 of a given year thereafter, of at least $105.0 million.

A breach of any of the covenants under our loan agreements, subject to certain cure periods, will result in an event of default, which could cause all of our outstanding indebtedness under the CRG Loan Agreement to become immediately due and payable, and a default interest rate of up to an additional 4.0% per annum may be applied to the outstanding loan balance. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended March 31, 2024 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Articles of Incorporation of Sanara MedTech Inc. (as amended through December 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

10.1 †	Employment Agreement, effective April 15, 2024, by and between Sanara MedTech Inc. and Jacob A. Waldrop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

10.2#	Term Loan Agreement, dated April 17, 2024, by and among Sanara MedTech Inc., as borrower, the Subsidiary Guarantors party thereto, the lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.3#	Form of Security Agreement, by and among Sanara MedTech Inc., the Subsidiary Guarantors party thereto and CRG Servicing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

May 13, 2024	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

