Form 10-Q
period 2024-06-30
Sanara MedTech Inc.
filed 2024-08-12
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, 8,746,976 shares of the Issuer’s common stock, $0.001 par value per share, were outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended June 30, 2024

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

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$6,150,375	$5,147,216
Accounts receivable, net	10,495,742	8,474,965
Accounts receivable – related parties	111,412	8,400
Royalty receivable	-	49,344
Inventory, net	3,564,659	4,717,533
Prepaid and other assets	489,240	608,411
Total current assets	20,811,428	19,005,869

Long-term assets
Intangible assets, net	42,977,404	44,926,061
Goodwill	3,601,781	3,601,781
Investment in equity securities	3,084,278	3,084,278
Right of use assets – operating leases	1,792,448	1,995,204
Property and equipment, net	1,116,266	1,257,956
Total long-term assets	52,572,177	54,865,280

Total assets	$73,383,605	$73,871,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$750,538	$1,924,082
Accounts payable – related parties	145,487	77,805
Accrued bonuses and commissions	6,715,062	7,676,770
Accrued royalties and expenses	2,475,488	2,047,678
Earnout liabilities – current	1,085,549	1,100,000
Current portion of debt	-	580,357
Operating lease liabilities – current	393,663	361,185
Total current liabilities	11,565,787	13,767,877

Long-term liabilities
Long-term debt, net of current portion	14,371,485	9,113,123
Earnout liabilities – long-term	2,654,001	2,723,001
Operating lease liabilities – long-term	1,512,584	1,737,445
Other long-term liabilities	1,877,753	1,941,686
Total long-term liabilities	20,415,823	15,515,255

Total liabilities	31,981,610	29,283,132

Commitments and contingencies (Note 8)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,746,976 issued and outstanding as of June 30, 2024 and 8,535,239 issued and outstanding as of December 31, 2023	8,747	8,535
Additional paid-in capital	75,085,515	72,860,556
Accumulated deficit	(33,387,960)	(28,036,814)
Total Sanara MedTech shareholders’ equity	41,706,302	44,832,277
Equity attributable to noncontrolling interest	(304,307)	(244,260)
Total shareholders’ equity	41,401,995	44,588,017
Total liabilities and shareholders’ equity	$73,383,605	$73,871,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Revenue	$20,158,823	$15,753,164	$38,695,461	$31,275,081

Cost of goods sold	2,008,686	2,187,516	3,898,732	4,313,175

Gross profit	18,150,137	13,565,648	34,796,729	26,961,906

Operating expenses
Selling, general and administrative expenses	18,957,608	13,811,476	35,149,867	26,780,545
Research and development	985,651	1,177,128	1,931,949	2,494,452
Depreciation and amortization	1,105,507	803,694	2,210,927	1,582,569
Change in fair value of earnout liabilities	(13,773)	(360,470)	(79,451)	(813,157)
Total operating expenses	21,034,993	15,431,828	39,213,292	30,044,409

Operating loss	(2,884,856)	(1,866,180)	(4,416,563)	(3,082,503)

Other expense
Interest expense	(644,346)	-	(911,682)	(6)
Total other expense	(644,346)	-	(911,682)	(6)

Net loss	(3,529,202)	(1,866,180)	(5,328,245)	(3,082,509)

Less: Net loss attributable to noncontrolling interest	(25,188)	(38,447)	(60,047)	(76,876)

Net loss attributable to Sanara MedTech shareholders	$(3,504,014)	$(1,827,733)	$(5,268,198)	$(3,005,633)

Net loss per share of common stock, basic and diluted	$(0.41)	$(0.22)	$(0.62)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	8,468,835	8,226,271	8,444,101	8,200,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	74,781	75	597,230	-	-	597,305
Net settlement and retirement of equity-based awards	(15,854)	(16)	(315,572)	(340,354)	-	(655,942)
Issuance of common stock in equity offering	26,143	26	1,033,735	-	-	1,033,761
Net loss	-	-	-	(1,177,900)	(38,429)	(1,216,329)
Balance at March 31, 2023	8,385,027	8,385	66,529,380	(24,913,011)	(145,984)	41,478,770
Share-based compensation	33,355	33	1,127,299	-	-	1,127,332
Net settlement and retirement of equity-based awards	21,363	22	224,740	(186)	-	224,576
Net loss	-	-	-	(1,827,733)	(38,447)	(1,866,180)
Balance at June 30, 2023	8,439,745	$8,440	$67,881,419	$(26,740,930)	$(184,431)	$40,964,498

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	100,662	101	803,285	-	-	803,386
Net settlement and retirement of equity-based awards	(13,162)	(13)	(483,633)	(97,148)	-	(580,794)
Net loss	-	-	-	(1,764,184)	(34,859)	(1,799,043)
Balance at March 31, 2024	8,622,739	8,623	73,180,208	(29,898,146)	(279,119)	43,011,566
Share-based compensation	67,294	67	1,411,478	-	-	1,411,545
Net settlement and retirement of equity-based awards	56,943	57	493,829	14,200	-	508,086
Net loss	-	-	-	(3,504,014)	(25,188)	(3,529,202)
Balance at June 30, 2024	8,746,976	$8,747	$75,085,515	$(33,387,960)	$(304,307)	$41,401,995

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(5,328,245)	$(3,082,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,210,927	1,582,569
Credit loss expense	155,930	86,000
Inventory obsolescence	259,577	69,990
Share-based compensation	2,214,931	1,724,637
Noncash lease expense	202,756	144,628
Back-end fee	52,500	-
Paid-in-kind interest	161,875	-
Accretion of finance liabilities	117,267	-
Amortization and write-off of debt issuance costs	100,883	-
Change in fair value of earnout liabilities	(79,451)	(813,157)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,127,363)	(371,094)
Accounts receivable – related parties	(103,012)	77,886
Inventory, net	893,297	(941,854)
Prepaid and other assets	119,172	618,877
Accounts payable	(1,173,544)	(376,521)
Accounts payable – related parties	67,682	62,620
Accrued royalties and expenses	402,610	(248,769)
Accrued bonuses and commissions	(961,709)	(1,859,029)
Operating lease liabilities	(192,383)	(135,436)
Net cash used in operating activities	(3,006,300)	(3,461,162)
Cash flows from investing activities:
Purchases of property and equipment	(124,580)	(40,650)
Proceeds from disposal of property and equipment	-	650
Net cash used in investing activities	(124,580)	(40,000)
Cash flows from financing activities:
Loan proceeds, net	14,112,747	-
Pay off line of credit	(9,750,000)	-
Equity offering net proceeds	-	1,033,761
Net settlement of equity-based awards	(72,708)	(431,366)
Cash payment of finance and earnout liabilities	(156,000)	-
Net cash provided by financing activities	4,134,039	602,395
Net increase (decrease) in cash	1,003,159	(2,898,767)
Cash, beginning of period	5,147,216	8,958,995
Cash, end of period	$6,150,375	$6,060,228

Cash paid during the period for:
Interest	$549,227	$6
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	-	1,369,164

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

In June 2020, the Company formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skincare virtual consult services. In 2023, WounDerm was renamed and is now doing business as “Tissue Health Plus” (“THP”). THP is continuing its mission to simplify skin health, starting with wound care through a refined business plan. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based care primary care companies, with Medicare Advantage payers as the initial target market for this program.

As further discussed in Note 11, the Company historically managed its business on the basis of one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to reflect the manner in which the business is currently managed. Based on the growing importance of the value-based wound care program to the Company’s future outlook and how the Company’s chief operating decision maker, the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Sanara Surgical and THP.

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, the Company’s lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), and BIASURGE Advanced Surgical Solution, which is a no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Sanara Surgical also includes an in-house research and development team (Rochal Technologies) with an extensive pipeline of innovative products under development.

Tissue Health Plus

The THP segment is focused on value-based wound care services. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based care (“VBC”) primary care companies, with Medicare Advantage payers as the initial target market for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community-based care spans a variety of settings including physician offices, skilled nursing facilities, assisted living facilities and senior living facilities. THP’s programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment.

As a result of the change in reportable segments, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company’s change in reportable segments. The change in reportable segments had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Cash Flows and Shareholders’ Equity previously reported.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2023 and 2022, which are included in the Company’s most recent Annual Report on Form 10-K.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations for the periods presented as their inclusion would have been anti-dilutive during the six months ended June 30, 2024 and 2023 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the six months ended June 30, 2024 and 2023 as such shares would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Stock options (a)	31,013	124,191
Warrants (b)	16,725	16,725
Unvested restricted stock	230,277	164,755

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022.
(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Soft tissue repair products	$17,641,318	$13,249,742	$33,723,610	$26,122,223
Bone fusion products	2,516,599	2,453,172	4,970,945	5,052,358
Royalty revenue	906	50,250	906	100,500
Total Net Revenue	$20,158,823	$15,753,164	$38,695,461	$31,275,081

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company recorded credit loss expense of $90,930 and $50,000 during the three months ended June 30, 2024 and 2023, respectively and $155,930 and $86,000 during the six months ended June 30, 2024 and 2023, respectively. The allowance for credit losses was $683,960 at June 30, 2024 and $528,030 at December 31, 2023. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $4,437 at June 30, 2024 and $3,820 at December 31, 2023. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $164,342 and $39,479 during the three months ended June 30, 2024 and 2023, respectively, and $259,577 and $69,990 during the six months ended June 30, 2024 and 2023, respectively. The allowance for obsolete and slow-moving inventory had a balance of $467,508 at June 30, 2024, and $446,917 at December 31, 2023.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	June 30,	December 31,
	Life	2024	2023
Computers	3-5 years	$230,532	$194,788
Office equipment	3-7 years	214,190	201,785
Furniture and fixtures	5-10 years	346,508	304,338
Leasehold improvements	2-5 years	168,431	134,170
Internal use software	5 years	1,618,999	1,618,999

		2,578,660	2,454,080
Less accumulated depreciation		(1,462,394)	(1,196,124)

Property and equipment, net		$1,116,266	$1,257,956

Depreciation expense related to property and equipment was $133,301 and $108,492 for the three months ended June 30, 2024 and 2023, respectively, and $266,270 and $216,166 for the six months ended June 30, 2024 and 2023, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of June 30, 2024 and December 31, 2023, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”), which is included in the Sanara Surgical segment. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the six months ended June 30, 2024 or 2023.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the six months ended June 30, 2024 or 2023.

Investments in Equity Securities

The Company’s equity investments consist of nonmarketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company did not have any investments which are recorded applying the equity method of accounting as of June 30, 2024.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the six months ended June 30, 2024 and 2023.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The carrying value of the Company’s CRG Term Loan (defined below), which has a fixed interest rate approximates fair value based on instruments with similar terms (Level 2 inputs). The carrying value of the Company’s Cadence Term Loan (defined below), which had variable interest rates determined each month, approximates fair value based on instruments with similar terms (Level 2 inputs). The fair value of the contingent earnout consideration and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3 and 4 are based on Level 3 inputs.

Liabilities for contingent consideration for the Precision Healing merger, acquisition of Scendia and Applied Asset Purchase (defined below) (see Note 3 for more information) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value for the Precision Healing merger and Scendia acquisition are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that the transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase results in an adjustment to the contingent consideration liability and the intellectual property intangible asset with a cumulative catch-up amortization adjustment. The current year changes in fair value of earnout liabilities below are as a result of a net decrease in the estimated fair value of the earnout liabilities established at the time of the Company’s Precision Healing merger and Scendia acquisition. The current year revaluation of earnout liability below is a result of a decrease in the estimated value of the earnout liability established at the time of the Applied Asset Purchase. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Balance at December 31, 2023	$3,823,001
Changes in fair value of earnout liabilities	(79,451)
Revaluation of earnout liability	(4,000)
Balance at June 30, 2024	$3,739,550

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

Share-based Compensation

The Company accounts for share-based compensation to employees and nonemployees in accordance with ASC Topic 718, Compensation – Share Compensation. Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and warrants, and the closing price of the Company’s common stock for grants of common stock, including restricted stock awards.

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries share-based compensation and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead which is comprised of compensation and benefits, lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products and additional investments in the product and platform development pipeline. The Company expenses R&D costs as incurred.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). This update amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 – APPLIED ASSET PURCHASE

On August 1, 2023, the Company entered into an Asset Purchase Agreement (the “Applied Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a Texas limited liability company and wholly owned subsidiary of the Company (“SMAT”), The Hymed Group Corporation, a Delaware corporation (“Hymed”), Applied Nutritionals, LLC, a Delaware limited liability company (“Applied”, and together with Hymed, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Applied Purchase Agreement (collectively, the “Applied Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement), upon the terms and subject to the conditions set forth in the Applied Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Applied Purchased Assets include the underlying intellectual property of, as well as the rights to manufacture and sell, certain hydrolyzed collagen products, including CellerateRX Surgical, for human wound care use.

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

Prior to the Closing, the Company licensed certain of its products from Applied through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), a related party (see Note 10 for additional information regarding transactions with related parties). Pursuant to the Sublicense Agreement, the Company has an exclusive, world-wide sublicense to distribute certain hydrolyzed collagen products, including CellerateRX Surgical, into the surgical and wound care markets. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT.

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

Based on guidance provided by ASC 805, Business Combinations (“ASC 805”), the Company recorded the Applied Asset Purchase as an asset acquisition due to the determination that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property being the only significant asset acquired. Accordingly, the Company accounted for the transaction as an asset acquisition.

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

Description	Amount
Inventory	$30,007
Equipment	33,062
Intellectual property	16,728,968
Net assets acquired	$16,792,037

NOTE 4 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2022	$3,601,781
Acquisitions	-
Balance as of December 31, 2023	3,601,781
Acquisitions	-
Balance as of June 30, 2024	$3,601,781

In connection with the change in reportable operating segments, the Company reassessed goodwill with respect to the change in reportable operating segments as they are presented in this report. Goodwill was recorded in connection with the acquisition of Scendia and is included entirely within the Sanara Surgical Segment. The Company’s assessment determined that these changes, or any other matters noted, did not alter the Company’s conclusion that goodwill is not impaired as of June 30, 2024 or for the periods then ended.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Product Licenses	$4,793,879	$(1,535,647)	$3,258,232	$4,793,879	$(1,342,626)	$3,451,253
Patents and Other IP	38,566,549	(4,348,964)	34,217,585	38,570,549	(3,181,186)	35,389,363
Customer relationships and other	7,947,332	(2,445,745)	5,501,587	7,947,332	(1,861,887)	6,085,445
Total	$51,307,760	$(8,330,356)	$42,977,404	$51,311,760	$(6,385,699)	$44,926,061

As of June 30, 2024, the weighted-average amortization period for finite-lived intangible assets was 14.5 years. Amortization expense related to intangible assets was $972,206 and $695,202 for the three months ended June 30, 2024 and 2023, respectively, and $1,944,657 and $1,366,403 for the six months ended June 30, 2024 and 2023, respectively. The estimated remaining amortization expense as of June 30, 2024 for finite-lived intangible assets is as follows:

Remainder of 2024	$1,944,768
2025	3,889,537
2026	3,872,281
2027	3,758,429
2028	3,725,187
2029	3,725,187
Thereafter	22,062,015
Total	$42,977,404

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during the six months ended June 30, 2024 or 2023.

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

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of June 30, 2024. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities.

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

The Company has reviewed the characteristics of the Pixalere Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. Due to the substantive liquidation preferences of the Pixalere Shares over Pixalere’s common stock, the Pixalere Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC Topic 321, Investments - Equity Securities, this investment was reported at cost as of June 30, 2024.

The following summarizes the Company’s investments for the periods presented:

	June 30, 2024		December 31, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Cost Method Investments
Direct Dermatology, Inc.	$1,000,000		$1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278

Total Cost Method Investments	$3,084,278		$3,084,278

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

The Company has three material operating leases for office space. In March and September of 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 78, 14 and 31 months as of June 30, 2024. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $1,792,448 and a related lease liability of $1,906,247 as of June 30, 2024. The Company recorded lease expense of $277,596 and $184,575 for the six months ended June 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $267,223 and $175,382 for the six months ended June 30, 2024 and 2023, respectively.

The present value of the Company’s operating lease liabilities as of June 30, 2024 is shown below.

Maturity of Operating Lease Liabilities

June 30, 2024
Remainder of 2024	$237,793
2025	532,053
2026	379,529
2027	297,947
2028	295,689
2029	300,158
Thereafter	303,892

Total lease payments	2,347,061
Less imputed interest	(440,814)
Present Value of Lease Liabilities	$1,906,247

Operating lease liabilities – current	$393,663
Operating lease liabilities – long-term	$1,512,584

As of June 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 7.64%.

NOTE 7 – DEBT AND CREDIT FACILITIES

CRG Term Loan Agreement

On April 17, 2024 (the “Closing Date”), the Company entered into the CRG Term Loan Agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “CRG Term Loan Agreement”), providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). The CRG Term Loan Agreement provides for (i) $15.0 million of the CRG Term Loan that was borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million or a multiple of $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including that the First Borrowing having previously occurred and the Agent having received certain fees. The Company used part of the initial proceeds under the CRG Term Loan to extinguish the Cadence Term Loan described further below.

The CRG Term Loan is due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration. Pursuant to the CRG Term Loan Agreement, the proceeds of the CRG Term Loan shall be used to repay the Cadence Term Loan, to pay fees and expenses related to the CRG Term Loan Agreement, for certain permitted acquisitions and similar investments and for general working capital and corporate purposes.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at the election of the Company, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. The Company is required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, the Company is required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. The Company will also be required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. For the three and six months ended June 30, 2024, the Company paid $246,667 of interest in cash and recorded $161,875 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest was applied to the principal balance of the CRG Term Loan. The Company recorded $52,500 for the three and six months ended June 30, 2024 to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, the Company may make a voluntary prepayment of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

Certain of the Company’s current and future subsidiaries, including the Guarantors, are guaranteeing the obligations of the Company under the CRG Term Loan Agreement. As security for their obligations under the CRG Term Loan Agreement, on the Closing Date, the Company and the Guarantors entered into a security agreement with the Agent pursuant to which the Company and the Guarantors granted to the Agent, as collateral agent for the lenders, a lien on substantially all of the Company’s and the Guarantors’ assets, including intellectual property (subject to certain exceptions).

The CRG Term Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and the Guarantors’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Term Loan Agreement contains the following financial covenants requiring the Company and the Guarantors in the aggregate to maintain:

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

The CRG Term Loan Agreement contains representations and warranties of the Company and the Guarantors customary for financings of this type, and also includes events of default customary for financings of this type, including, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, a material adverse change, bankruptcy and insolvency, material judgments and a change of control, in certain cases subject to customary periods to cure. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the CRG Term Loan Agreement.

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

Advances under the Cadence Term Loan were scheduled to begin amortizing in monthly installments commencing on August 5, 2024. All remaining unpaid balances under the Cadence Term Loan were due and payable in full on August 1, 2028 (the “Cadence Loan Maturity Date”). SMAT was permitted to prepay amounts due under the Cadence Term Loan. All accrued but unpaid interest on the unpaid principal balance of outstanding advances was due and payable monthly, beginning on September 5, 2023 and continued monthly on the fifth day of each month thereafter until the Cadence Loan Maturity Date. The unpaid principal balance of outstanding advances bore interest, subject to certain conditions, at the lesser of the Maximum Rate (as defined in the Cadence Loan Agreement) or the Base Rate, which was for any day, a rate per annum equal to the term secured overnight financing rate (Term SOFR) (as administered by the Federal Reserve Bank of New York) for a one-month tenor in effect on such day plus three percent (3.0%).

The obligations of SMAT under the Cadence Loan Agreement and the other loan documents delivered in connection therewith were guaranteed by the Company and were secured by a first priority security interest in substantially all of the existing and future assets of SMAT.

The Cadence Loan Agreement contained customary representations and warranties and certain covenants that limited (subject to certain exceptions) the ability of SMAT and the Company to, among other things, (i) create, assume or guarantee certain liabilities, (ii) create, assume or suffer liens securing indebtedness, (iii) make or permit loans and advances, (iv) acquire any assets outside the ordinary course of business, (v) consolidate, merge or sell all or a material part of its assets, (vi) pay dividends or other distributions on, or redeem or repurchase, interest in an obligor, including the Company, as guarantor (vii) cease, suspend or materially curtail business operations or (viii) engage in certain affiliate transactions. In addition, the Cadence Loan Agreement contained financial covenants that required SMAT to maintain (i) a minimum Debt Services Coverage Ratio of 1.2 to 1.0 as of the last day of each applicable fiscal quarter and (ii) a maximum Cash Flow Leverage Ratio of not more than (a) 4.5 to 1.0 as of the last day of the fiscal quarter ending on September 30, 2023, (b) 4.0 to 1.0 as of the last day of each fiscal quarter ending on December 31, 2023 and March 31, 2024, (c) 3.5 to 1.0 as of the last day of each fiscal quarter ending June 30, 2024 and September 30, 2024 and (d) 3.0 to 1.0 as of the last day of each fiscal quarter thereafter. Pursuant to the Cadence Loan Agreement, in the event that SMAT failed to comply with the financial covenants described above, the Company was required to contribute cash to SMAT in an amount equal to the amount required to satisfy the financial covenants.

The Cadence Loan Agreement contained customary events of default. If such an event of default occurred, the Bank was entitled to take various actions, including the acceleration of amounts due under the Cadence Loan Agreement and actions permitted to be taken by a secured creditor.

On the Closing Date, the Cadence Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence were terminated and released. In addition, unamortized debt issuance costs as of the termination date of $53,438 were included in “Interest expense” on the Consolidated Statement of Operations.

The table below presents the components of outstanding debt for the periods presented:

As of June 30, 2024, the interest rate on the CRG Term Loan was 13.25% per annum and as of December 31, 2023, the interest rate on the advance under the Cadence Term Loan was 8.3%.

	June 30, 2024	December 31, 2023
Cadence Term Loan	$-	$9,750,000
CRG Term Loan	15,000,000	-
Paid-in-kind interest	161,875	-
Back-end fee	52,500	-
Debt	15,214,375	9,750,000

Less: debt issuance costs	(887,253)	(61,658)
Accumulated amortization of debt issuance costs	44,363	5,138
Net debt issuance costs	(842,890)	(56,520)

Debt, net of debt issuance costs	14,371,485	9,693,480

Less: Current portion of long-term debt	-	580,357
Long-term debt	$14,371,485	$9,113,123

The table below presents the aggregate maturities of the Company’s outstanding debt as of June 30, 2024:

Year	Total

Remainder of 2024	$-
2025	-
2026	-
2027	-
2028	-
Thereafter	15,214,375
Total debt	$15,214,375

In connection with the CRG Term Loan, the Company incurred $887,253 in debt issuance costs during the six months ended June 30, 2024. Debt issuance costs are amortized to “Interest expense” on the Consolidated Statement of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $842,890 and $56,520 as of June 30, 2024 and December 31, 2023, respectively. Debt issuance costs are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $100,883 and zero for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Surgical

In August 2018, the Company entered an exclusive, world-wide sublicense agreement with CGI Cellerate RX, LLC (“CGI Cellerate RX”) to distribute certain hydrolyzed collagen products, including CellerateRX Surgical, into the surgical and wound care markets. Pursuant to the Sublicense Agreement, the Company paid royalties of 3-5% of annual collected net sales of these products. As amended in January 2021, the term of the sublicense was extended through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the Sublicense Agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the expiration date, CGI Cellerate RX has the right to terminate the Sublicense Agreement upon written notice.

Under this agreement, royalty expense, which was recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled zero and $548,430, respectively, for the three months ended June 30, 2024 and 2023 and zero and $1,069,244, respectively, for the six months ended June 30, 2024 and 2023. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during the three and six months ended June 30, 2024 and 2023.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the rights to manufacture and sell certain hydrolyzed collagen products, including CellerateRX Surgical, for use in the human wound care market. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT.

BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser

In July 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”), a related party, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Currently, the products covered by the BIAKŌS License Agreement are BIAKŌS Antimicrobial Wound Gel, BIAKŌS Antimicrobial Skin and Wound Cleanser and BIASURGE Advanced Surgical Solution. All three products are 510(k) cleared.

Future commitments under the terms of the BIAKŌS License Agreement include:

●	The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal was $133,000 for 2023 and will increase by 10% each subsequent calendar year up to a maximum amount of $150,000.

●	The Company pays additional royalty annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $42,305 and $32,500 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, royalty expense under this agreement was $77,305 and $65,000, respectively. The Company’s Executive Chairman and Chief Executive Officer is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of June 30, 2024.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of June 30, 2024.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and 10% of SCP’s outstanding units were issued to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts related to this arrangement as of June 30, 2024.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “2014 LTIP”) in which the Company’s directors, officers, employees and consultants are eligible to participate. A total of 748,453 shares had been issued under the 2014 LTIP and 1,251,547 were available for issuance as of June 30, 2024.

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

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP.

Restricted Stock Awards

During the six months ended June 30, 2024, the Company issued restricted stock awards under the 2014 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 167,956 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the 2014 LTIP during the six months ended June 30, 2024. The fair value of these awards was $5,894,731 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,411,545 and $1,127,332 was recognized in “Selling, general and administrative expenses” and “Research and development” in the accompanying Consolidated Statements of Operations during the three months ended June 30, 2024 and 2023, respectively. Share-based compensation expense of $2,214,930 and $1,724,637 was recognized in “Selling, general and administrative expenses” and “Research and development” in the accompanying Consolidated Statements of Operations during the six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, there was $6,557,465 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1 year.

Below is a summary of restricted stock activity for the six months ended June 30, 2024:

	For the Six Months Ended
	June 30, 2024
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	144,211	$34.07
Granted	190,240	35.03
Vested	(81,890)	33.19
Forfeited	(22,284)	34.53
Nonvested at June 30, 2024	230,277	$35.13

Stock Options

A summary of the status of outstanding stock options at June 30, 2024 and changes during the six months then ended is presented below:

	For the Six Months Ended
	June 30, 2024
		Weighted Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Life	Value
Outstanding at beginning of period	93,892	$10.22
Granted or assumed	-	-
Exercised	(62,879)	10.05
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2024	31,013	$10.57	6.3	$547,530.6

Exercisable at June 30, 2024	31,013	$10.57	6.3	$547,530.6

Warrants

A summary of the status of outstanding warrants to purchase common stock at June 30, 2024 and changes during the six months then ended is presented below:

For the Six Months Ended
June 30, 2024
		Weighted Average	Weighted Average
		Exercise	Remaining
	Warrants	Price	Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2024	16,725	$10.80	6.3

Exercisable at June 30, 2024	16,725	$10.80	6.3

NOTE 10 – RELATED PARTIES

CellerateRX Sublicense Agreement

The Company has an exclusive, world-wide sublicense to distribute certain hydrolyzed collagen products, including CellerateRX Surgical into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licensed the rights to these products from Applied. Sales of CellerateRX Surgical have comprised the substantial majority of the Company’s sales during the six months ended June 30, 2024 and 2023. As amended in January 2021, the term of the Sublicense Agreement was extended through May 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the underlying intellectual property of, as well as the rights to manufacture and sell certain hydrolyzed collagen products, including CellerateRX Surgical. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT. Ronald T. Nixon, the Company’s Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

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

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days’ advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred costs pursuant to the Catalyst Services Agreement of $57,000 and $72,986 in the three months ended June 30, 2024 and 2023, respectively, and $113,272 and $72,986 in the six months ended June 30, 2024 and 2023, respectively and is recorded in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.

NOTE 11 – SEGMENT REPORTING

As discussed in Note 1, the Company historically managed its business on the basis of one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to better align its organization based upon the Company’s management structure, products and services offered and markets served. Based on the growing importance of the value-based wound care program to the Company’s future outlook and how the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Sanara Surgical and THP.

Segment EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. The Company defines Segment EBITDA for the reportable segments as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on the disposal of property and equipment, as each are applicable to the periods presented. Segment EBITDA, as it relates to the Company’s reportable segments, is presented in conformity with ASC 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission’s Regulation G and Item 10(e) of Regulation S-K. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, the Company’s lead product, CellerateRX Surgical, and BIASURGE Advanced Surgical Solution, which is a no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Sanara Surgical also includes an in-house research and development team (Rochal Technologies) with an extensive pipeline of innovative products under development.

Tissue Health Plus

The THP segment is focused on value-based wound care services. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and VBC primary care companies, with Medicare Advantage payers as the initial target market for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings including physician offices, skilled nursing facilities, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment.

Currently, there are no allocated costs included in the THP segment.  All corporate and overhead expenses are included in the Sanara Surgical segment, as substantially all of those costs relate to supporting the operations and activities of the Sanara Surgical segment.

As a result of the change in reportable segments, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company’s change in reportable segments. The change in reportable segments had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Cash Flows and Shareholders’ Equity previously reported.

The following tables reflect results of operations, Segment EBITDA, segmented assets, and expenditures for long-lived assets for our reportable segments for the periods indicated below:

	Three Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$20,158,823	$-	$20,158,823	$15,753,164	$-	$15,753,164
Gross profit	18,150,137	-	18,150,137	13,565,648	-	13,565,648
Selling, general and administrative expenses	18,349,924	607,684	18,957,608	13,301,230	510,246	13,811,476
Research and development	582,443	403,208	985,651	208,727	968,401	1,177,128
Depreciation and amortization	698,407	407,100	1,105,507	396,597	407,097	803,694
Interest expense	644,346	-	644,346	-	-	-
Net income (loss)	(2,214,313)	(1,314,889)	(3,529,202)	95,098	(1,961,278)	(1,866,180)
Segment EBITDA	1,393,959	(801,778)	592,181	1,120,207	(1,415,831)	(295,624)

Segment assets (at period end) (1)	$51,469,137	$21,914,468	$73,383,605	$51,147,589	$22,723,560	$73,871,149
Expenditures for long-lived assets	$58,762	$-	$58,762	$12,945	$-	$12,945

	Six Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$38,695,461	$-	$38,695,461	$31,272,351	$2,730	$31,275,081
Gross profit	34,796,729	-	34,796,729	26,968,141	(6,235)	26,961,906
Selling, general and administrative expenses	34,032,964	1,116,903	35,149,867	25,768,626	1,011,919	26,780,545
Research and development	1,161,424	770,525	1,931,949	443,963	2,050,489	2,494,452
Depreciation and amortization	1,396,908	814,019	2,210,927	768,616	813,953	1,582,569
Interest expense	911,682	-	911,682	6	-	6
Net income (loss)	(2,691,798)	(2,636,447)	(5,328,245)	614,061	(3,696,570)	(3,082,509)
Segment EBITDA	2,532,145	(1,628,543)	903,602	2,365,280	(2,953,734)	(588,454)

Segment assets (at period end) (1)	$51,469,137	$21,914,468	$73,383,605	$51,147,589	$22,723,560	$73,871,149
Expenditures for long-lived assets	$124,580	$-	$124,580	$40,650	$-	$40,650

(1)	- Segment assets for 2023 represent assets as of 12.31.23.

The following tables provide a reconciliation of net income (loss) to Segment EBITDA for our reportable segments for the periods indicated below:

	Three Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(2,214,313)	$(1,314,889)	$(3,529,202)	$95,098	$(1,961,278)	$(1,866,180)
Adjustments:
Interest expense	644,346	-	644,346	-	-	-
Depreciation and amortization	698,407	407,100	1,105,507	396,597	407,097	803,694
Noncash share-based compensation	1,046,321	36,429	1,082,750	1,064,516	62,816	1,127,332
Change in fair value of earnout liabilities	89,330	(103,103)	(13,773)	(436,004)	75,534	(360,470)
Executive separation costs(1)	904,780	-	904,780	-	-	-
Acquisition costs	225,088	172,685	397,773	-	-	-
Segment EBITDA	$1,393,959	$(801,778)	$592,181	$1,120,207	$(1,415,831)	$(295,624)

	Six Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(2,691,798)	$(2,636,447)	$(5,328,245)	$614,061	$(3,696,570)	$(3,082,509)
Adjustments:
Interest expense	911,682	-	911,682	6	-	6
Depreciation and amortization	1,396,908	814,019	2,210,927	768,616	813,953	1,582,569
Noncash share-based compensation	1,799,936	86,200	1,886,136	1,609,729	114,908	1,724,637
Change in fair value of earnout liabilities	(14,451)	(65,000)	(79,451)	(627,132)	(186,025)	(813,157)
Executive separation costs(1)	904,780	-	904,780	-	-	-
Acquisition costs	225,088	172,685	397,773	-	-	-
Segment EBITDA	$2,532,145	$(1,628,543)	$903,602	$2,365,280	$(2,953,734)	$(588,454)

(1)	- Includes $328,795 of share-based compensation related to executive separation costs.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	shortfalls in forecasted revenue growth;

●	our ability to implement our comprehensive wound and skincare strategy through acquisitions and investments and our ability to realize the anticipated benefits of such acquisitions and investments;

●	our ability to meet our future capital requirements;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	our ability to manage product inventory in an effective and efficient manner;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability to successfully expand into wound and skincare virtual consult and other services;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules, regulations and reimbursement policies relating to the labelling, marketing and sale of our products and our planned expansion into wound and skincare virtual consult and other services and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. On August 1, 2023, we acquired, among other things, the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), our primary product, from Applied Nutritionals, LLC (“Applied”) for human wound care use (for more information regarding this acquisition, see the “Recent Acquisitions” section below). Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”), both of which are related parties (for additional information regarding related parties, see the section titled “Material Transactions with Related Parties” below). In connection with the asset purchase, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company. We also license certain products from Rochal Industries, LLC (“Rochal”) and Cook Biotech Inc.

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

In July 2022, we entered into a membership interest purchase agreement with Scendia Biologics, LLC (“Scendia”) and Ryan Phillips (“Phillips”) pursuant to which we acquired 100% of the issued and outstanding membership interests in Scendia from Phillips. Since our acquisition of Scendia, we have been selling a full line of regenerative and orthobiologic technologies including (i) TEXAGEN Amniotic Membrane Allograft (“TEXAGEN”), (ii) BiFORM Bioactive Moldable Matrix (“BiFORM”), (iii) ACTIGEN Verified Inductive Bone Matrix (“ACTIGEN”) and (iv) ALLOCYTE Plus Advanced Cellular Bone Matrix (“ALLOCYTE Plus”).

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

COMPREHENSIVE VALUE-BASED CARE STRATEGY

In June 2020, we formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skincare virtual consult services. In 2023, WounDerm was renamed and is now doing business as “Tissue Health Plus” (“THP”). THP is continuing its current mission to simplify skin health, starting with wound care through a refined business plan. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based care (“VBC”) primary care companies, with Medicare Advantage payers as the initial target market for this program.

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

We are seeking partners to facilitate commercialization of THP and share in the cost of development of the program.

CHANGE IN REPORTABLE SEGMENTS

Historically, we managed our business on the basis of one operating and reportable segment. During the second quarter of 2024, we changed our reportable segments to reflect a change in the manner in which the business is managed. Based on the growing importance of the value-based wound care program to our future outlook and how our chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, we now have two reportable segments: Sanara Surgical and THP.

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, our lead product, CellerateRX Surgical, and BIASURGE Advanced Surgical Solution, which is a no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Sanara Surgical also includes an in-house research and development team (Rochal Technologies) with an extensive pipeline of innovative products under development.

Tissue Health Plus

The THP segment is focused on value-based wound care services. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and VBC primary care companies, with Medicare Advantage payers as the initial target market for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings including physician offices, skilled nursing facilities, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment.

See the section titled “Results of Operations” below for more information regarding our reportable segments. As a result of this change, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to our change in reportable segments.

RECENT ACQUISITIONS

Applied Asset Purchase

On August 1, 2023, we entered into an Asset Purchase Agreement (the “Applied Purchase Agreement”) by and among the Company, as guarantor, Sanara MedTech Applied Technologies, LLC, a wholly owned subsidiary of the Company (“SMAT”), Applied, The Hymed Group Corporation (“Hymed” and together with Applied, the “Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets, all as more specifically set forth in the Applied Purchase Agreement (collectively, the “Applied Purchased Assets”), and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement), upon the terms and subject to the conditions set forth in the Applied Purchase Agreement (such transaction, the “Applied Asset Purchase”). The Applied Purchased Assets include the underlying intellectual property of, as well as the rights to manufacture and sell, certain hydrolyzed collagen products, including CellerateRX Surgical, for human wound care use.

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

RECENT DEVELOPMENTS

Cadence Loan Agreement

In connection with the entry into the Applied Purchase Agreement, on August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into a loan agreement (the “Cadence Loan Agreement”) with Cadence Bank (the “Bank”) which provided for, among other things, an advancing term loan in the aggregate principal amount of $12.0 million (the “Cadence Term Loan”). Pursuant to the Cadence Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, the Bank made an advance under the Cadence Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. As described in further detail below, on April 17, 2024, the Cadence Loan Agreement with the Bank was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released. For more information regarding the Cadence Loan Agreement, see the “Liquidity and Capital Resources” section below.

CRG Term Loan

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). A portion of the proceeds of the CRG Term Loan were used to repay the Cadence Term Loan and to pay fees and expenses related to the CRG Term Loan Agreement. The remaining proceeds shall be used for certain permitted acquisitions and similar investments and for general working capital and corporate purposes. For more information regarding the CRG Term Loan, see the “Liquidity and Capital Resources” section below.

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

Revenue streams from product sales and royalties are summarized below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Soft tissue repair products	$17,641,318	$13,249,742	$33,723,610	$26,122,223
Bone fusion products	2,516,599	2,453,172	4,970,945	5,052,358
Royalty revenue	906	50,250	906	100,500
Total Net Revenue	$20,158,823	$15,753,164	$38,695,461	$31,275,081

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

Operating Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, sales commissions, benefits, bonuses and share-based compensation. SG&A also includes outside legal counsel fees, audit fees, insurance premiums, rent and other corporate expenses. We expense all SG&A expenses as incurred.

Research and development (“R&D”) expenses include costs related to enhancements to our currently available products and additional investments in our product, services and technologies development pipeline. This includes personnel-related expenses, including salaries, share-based compensation and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of compensation and benefits, lease expense and other facilities related costs. We expense R&D costs as incurred. We generally expect that R&D expenses will increase as we continue to support product enhancements and bring new products to market.

Depreciation and amortization expenses include depreciation of fixed assets and amortization of intangible assets that have a finite life, such as product licenses, patents and intellectual property, customer relationships and assembled workforces.

Change in fair value of earnout liabilities represents our measurement of the change in fair value at the balance sheet date of our earnout liabilities that were established at the time of our Precision Healing merger and Scendia acquisition.

Other Income (Expense)

Other income (expense) is primarily comprised of interest expense and other nonoperating activities.

RESULTS OF OPERATIONS

The following tables present certain information about the results of our reportable business segments. See Note 11, Segment Reporting, in Part I, Item 1 of this report for more information on our reportable business segments:

	Three Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$20,158,823	$-	$20,158,823	$15,753,164	$-	$15,753,164
Gross profit	18,150,137	-	18,150,137	13,565,648	-	13,565,648
Selling, general and administrative expenses	18,349,924	607,684	18,957,608	13,301,230	510,246	13,811,476
Research and development	582,443	403,208	985,651	208,727	968,401	1,177,128
Depreciation and amortization	698,407	407,100	1,105,507	396,597	407,097	803,694
Interest expense	644,346	-	644,346	-	-	-
Net income (loss)	(2,214,313)	(1,314,889)	(3,529,202)	95,098	(1,961,278)	(1,866,180)
Segment EBITDA	1,393,959	(801,778)	592,181	1,120,207	(1,415,831)	(295,624)

	Six Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$38,695,461	$-	$38,695,461	$31,272,351	$2,730	$31,275,081
Gross profit	34,796,729	-	34,796,729	26,968,141	(6,235)	26,961,906
Selling, general and administrative expenses	34,032,964	1,116,903	35,149,867	25,768,626	1,011,919	26,780,545
Research and development	1,161,424	770,525	1,931,949	443,963	2,050,489	2,494,452
Depreciation and amortization	1,396,908	814,019	2,210,927	768,616	813,953	1,582,569
Interest expense	911,682	-	911,682	6	-	6
Net income (loss)	(2,691,798)	(2,636,447)	(5,328,245)	614,061	(3,696,570)	(3,082,509)
Segment EBITDA	2,532,145	(1,628,543)	903,602	2,365,280	(2,953,734)	(588,454)

Net Revenue. For the three months ended June 30, 2024, we generated net revenue of $20.2 million compared to net revenue of $15.8 million for the three months ended June 30, 2023, a 28% increase from the prior year period. For the six months ended June 30, 2024, we generated net revenue of $38.7 million compared to net revenue of $31.3 million for the six months ended June 30, 2023, a 24% increase from the prior year period. The higher net revenue for the three and six months ended June 30, 2024 was primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical, as a result of our increased market penetration, geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets. For the three and six months ended June 30, 2023 and 2024, all of our net revenue was generated from Sanara Surgical as THP has not commercially launched. We plan to commercially launch the THP program during the second half of 2025.

Gross Profit. For the three months ended June 30, 2024, we generated gross profit of $18.2 million compared to gross profit of $13.6 million for the three months ended June 30, 2023, a 34% increase from the prior year period. For the six months ended June 30, 2024, we generated gross profit of $34.8 million compared to gross profit of $27.0 million for the six months ended June 30, 2023, a 29% increase from the prior year period. The higher gross profit for the three and six months ended June 30, 2024 was primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical, as a result of our increased market penetration, geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets. For the three and six months ended June 30, 2023 and 2024, all of our gross profit was generated from Sanara Surgical as THP has not commercially launched. We plan to commercially launch the THP program during the second half of 2025.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2024 was $2.0 million compared to cost of goods sold of $2.2 million for the three months ended June 30, 2023. Cost of goods sold for the six months ended June 30, 2024, was $3.9 million, compared to costs of goods sold of $4.3 million for the six months ended June 30, 2023. The decrease in cost of goods sold for the three and six months ended June 30, 2024 was primarily due to the elimination of royalties paid on the sales of CellerateRX Surgical as a result of the Applied Asset Purchase. Gross margins were approximately 90% and 86% for the three and six months ended June 30, 2024 and 2023, respectively. The gross margins for the three and six months ended June 30, 2024 included higher margins realized due to increased sales of soft tissue repair products, including CellerateRX and the elimination of royalties paid on the sales of CellerateRX Surgical as a result of the Applied Asset Purchase.

Selling, general and administrative expenses. SG&A expenses for the three months ended June 30, 2024 were $19.0 million compared to SG&A expenses of $13.8 million for the three months ended June 30, 2023. SG&A expenses included $0.6 million and $0.5 million attributable to our THP segment for the three months ended June 30, 2024 and 2023, respectively. SG&A expenses for the six months ended June 30, 2024, were $35.1 million compared to SG&A expenses of $26.8 million for the six months ended June 30, 2023. SG&A expenses included $1.1 million and $1.0 million related to our THP segment for the six months ended June 30, 2024 and 2023, respectively.

The higher SG&A expenses for the three and six months ended June 30, 2024 were primarily due to higher direct sales and marketing expenses, which accounted for approximately $3.4 million and $5.6 million, respectively, of the increases compared to the prior year periods. The higher direct sales and marketing expenses for the three and six months ended June 30, 2024 were primarily attributable to an increase in sales commissions of $2.2 million and $3.8 million, respectively, as a result of higher product sales. SG&A expenses during the second quarter of 2024 also included $0.9 million of executive separation costs and $0.4 million of acquisition costs.

Research and development expenses. R&D expenses for the three months ended June 30, 2024 were $1.0 million compared to R&D expenses of $1.2 million for the three months ended June 30, 2023. R&D expenses included $0.4 million and $1.0 million attributable to our THP segment for the three months ended June 30, 2024 and 2023, respectively. R&D expenses for the six months ended June 30, 2024, were $1.9 million compared to $2.5 million for the six months ended June 30, 2023. R&D expenses included $0.8 million and $2.1 million related to our THP segment for the six months ended June 30, 2024 and 2023, respectively.

The lower R&D expenses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily due to lower costs associated with the Precision Healing diagnostic imager and LFA within the THP segment.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2024 was $1.1 million compared to depreciation and amortization expense of $0.8 million for the three months ended June 30, 2023. Depreciation and amortization expense included $0.4 million attributable to our THP segment for the three months ended June 30, 2024 and 2023. Depreciation and amortization expense for the six months ended June 30, 2024 was $2.2 million compared to $1.6 million for the six months ended June 30, 2023. Depreciation and amortization expense included $0.8 million related to our THP segment for the six months ended June 30, 2024 and 2023.

The increase in depreciation and amortization expense during the three and six months ended June 30, 2024 was primarily due to the amortization of intangible assets acquired as part of the Applied Asset Purchase.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $13,773 for the three months ended June 30, 2024 compared to a benefit of $0.4 million for the three months ended June 30, 2023. Change in fair value of earnout liabilities was a benefit of $79,451 for the six months ended June 30, 2024 compared to a benefit of $0.8 million for the six months ended June 30, 2023.

The current expense is a result of an increase in the estimated fair value of the earnout liabilities established at the time of our Precision Healing merger and Scendia acquisition. The increase in the estimated fair value was due to a decrease in the projected undiscounted amounts to be paid, partially offset by accretion. The prior year period benefit was due to a decrease in the estimated fair value due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made, partially offset by accretion.

Other income (expense). Other income (expense) for the three months ended June 30, 2024 was $0.6 million compared to zero for the three months ended June 30, 2023. Other income (expense) for the three months ended June 30, 2024 included interest expense, amortization of debt issuance costs, paid-in-kind interest, and accretion of back-end fees related to the CRG Term Loan and interest expense and the write-off of debt issuance costs related to the termination of the Cadence Term Loan. Other income (expense) for the six months ended June 30, 2024 was $0.9 million compared to zero for the six months ended June 30, 2023. Other income (expense) for the six months ended June 30, 2024 included interest expense, amortization of debt issuance costs, paid-in-kind interest, and accretion of back-end fees related to the CRG Term Loan and interest expense, amortization of debt issuance costs, and the write-off of debt issuance costs related to the termination of the Cadence Term Loan.

Net loss. For the three months ended June 30, 2024 we had a net loss of $3.5 million compared to a net loss of $1.9 million for the three months ended June 30, 2023. Our net loss included $1.3 million and $2.0 million attributable to our THP segment for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, we had a net loss of $5.3 million, compared to a net loss of $3.1 million for the six months ended June 30, 2023. Our net loss included $2.6 million and $3.7 million related to our THP segment for the six months ended June 30, 2024 and 2023, respectively. The higher net loss for the six months ended June 30, 2024 was primarily due to higher SG&A costs, higher interest expense related to our new CRG Term Loan, a lower change in fair value of earnout liabilities and higher amortization of our acquired intangible assets as discussed above, partially offset by higher gross profit and lower R&D expenses.

Segment EBITDA. Segment EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. We define Segment EBITDA for the reportable segments as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on the disposal of property and equipment, as each are applicable to the periods presented. Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. We believe Segment EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items, such as change in fair value of earnout liabilities, when calculating Segment EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures include that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following tables provide a reconciliation of net income (loss) to Segment EBITDA for our business segments for the periods indicated below:

	Three Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(2,214,313)	$(1,314,889)	$(3,529,202)	$95,098	$(1,961,278)	$(1,866,180)
Adjustments:
Interest expense	644,346	-	644,346	-	-	-
Depreciation and amortization	698,407	407,100	1,105,507	396,597	407,097	803,694
Noncash share-based compensation	1,046,321	36,429	1,082,750	1,064,516	62,816	1,127,332
Change in fair value of earnout liabilities	89,330	(103,103)	(13,773)	(436,004)	75,534	(360,470)
Executive separation costs(1)	904,780	-	904,780	-	-	-
Acquisition costs	225,088	172,685	397,773	-	-	-
Segment EBITDA	$1,393,959	$(801,778)	$592,181	$1,120,207	$(1,415,831)	$(295,624)

	Six Months Ended
	June 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(2,691,798)	$(2,636,447)	$(5,328,245)	$614,061	$(3,696,570)	$(3,082,509)
Adjustments:
Interest expense	911,682	-	911,682	6	-	6
Depreciation and amortization	1,396,908	814,019	2,210,927	768,616	813,953	1,582,569
Noncash share-based compensation	1,799,936	86,200	1,886,136	1,609,729	114,908	1,724,637
Change in fair value of earnout liabilities	(14,451)	(65,000)	(79,451)	(627,132)	(186,025)	(813,157)
Executive separation costs(1)	904,780	-	904,780	-	-	-
Acquisition costs	225,088	172,685	397,773	-	-	-
Segment EBITDA	$2,532,145	$(1,628,543)	$903,602	$2,365,280	$(2,953,734)	$(588,454)

(1) - Includes $328,795 of share-based compensation related to executive separation costs.

For the three months ended June 30, 2024, we had Segment EBITDA of $0.6 million compared to ($0.3) million for the three months ended June 30, 2023. Our Segment EBITDA included ($0.8) million and ($1.4) million attributable to our THP segment for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, our Segment EBITDA was $0.9 million, compared to ($0.6) million for the six months ended June 30, 2023. Our Segment EBITDA included ($1.6) million and ($3.0) million related to our THP segment for the six months ended June 30, 2024 and 2023, respectively. The positive Segment EBITDA for the three and six months ended June 30, 2024 was primarily due to higher amortization of our acquired intangible assets, executive separation costs and acquisition costs, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at June 30, 2024 was $6.2 million, compared to $5.1 million at December 31, 2023. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we could offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

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

On August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into the Cadence Loan Agreement with the Bank providing for, among other things, a term loan in the aggregate principal amount of up to $12.0 million, which was evidenced by an advancing promissory note. Pursuant to the Cadence Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, the Bank made an advance under the Cadence Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. For more information regarding the Cadence Loan Agreement, see the “Cadence Loan Agreement” section below.

On April 17, 2024, we entered into the CRG Term Loan Agreement by and among us, as borrower, the Guarantors, the Agent and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. On the closing date of the CRG Term Loan, a $15.0 million advance was made to repay the Cadence Term Loan and to pay certain fees and expenses related to the CRG Loan Agreement. The remaining proceeds of $4.4 million were distributed to us. As a result, the Cadence Term Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released.

We expect to significantly increase our investment in the THP technology platform and related infrastructure during the second half of 2024. As a result, we estimate that THP’s operating expenses and net loss will increase by approximately $4.0 to $5.0 million during the six-month period ending December 31, 2024 compared to the six-month period ended June 30, 2024. We plan to commercially launch the THP program during the second half of 2025.

We expect our future needs for cash to include the funding of our additional investment in THP, potential acquisitions, further developing our products, services and technologies pipeline and clinical studies, expanding our sales force, repayment of debt as it becomes due and for general corporate purposes. If we seek to consummate acquisitions in the future, we expect to finance such acquisitions with the proceeds from equity or debt issuances. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and available proceeds from the CRG Term Loan discussed herein, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next twelve months. We expect to make another borrowing under the CRG Term Loan during the second half of 2024.

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

The proceeds of the advances under the Cadence Loan Agreement were to be used for working capital and for purposes of financing up to one hundred percent (100%) of the Cash Closing Consideration and Installment Payments for the Applied Asset Purchase and related fees and expenses, including any subsequent payments that were due to the Sellers after the Closing. On August 1, 2023, the Bank, at the request of SMAT, made an advance for $9.75 million. The proceeds from the advance were used to fund the Cash Closing Consideration for the Applied Asset Purchase.

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

CRG Term Loan Agreement

On April 17, 2024, we, as borrower, entered into the CRG Term Loan Agreement with the Guarantors, the Agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. The CRG Term Loan Agreement provides for (i) $15.0 million of the CRG Term Loan that was borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million or a multiple of $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including that the First Borrowing having previously occurred and the Agent having received certain fees.

The CRG Term Loan is due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration. Pursuant to the CRG Term Loan Agreement, a portion of the proceeds of the CRG Term Loan we used to repay the Cadence Term Loan and to pay fees and expenses related to the CRG Term Loan Agreement. The remainder of the proceeds may be used for certain permitted acquisitions and similar investments and for general working capital and corporate purposes.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing. As of June 30, 2024, there was $15.2 million of principal outstanding and $39.8 million available for future borrowing under the CRG Term Loan.

Subject to certain exceptions, we are required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, we may make a voluntary prepayment of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

Certain of our current and future subsidiaries, including the Guarantors, are guaranteeing our obligations under the CRG Term Loan Agreement. As security for our obligations under the CRG Term Loan Agreement, on the Closing Date, we and the Guarantors entered into a security agreement with the Agent pursuant to which we and the Guarantors granted to the Agent, as collateral agent for the lenders, a lien on substantially all of our and the Guarantors’ assets, including intellectual property (subject to certain exceptions).

The CRG Term Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and the Guarantors’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Term Loan Agreement contains the following financial covenants requiring us and the Guarantors in the aggregate to maintain:

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

Cash Flow Analysis

For the six months ended June 30, 2024, net cash used in operating activities was $3.0 million compared to $3.5 million used in operating activities for the six months ended June 30, 2023. The lower use of cash in the six months ended June 30, 2024 was due to net revenue growth outpacing the growth of our cash operating expenses and timing of cash expenditures for certain accrued payables and prepaids.

For the six months ended June 30, 2024, net cash used in investing activities was $0.1 million compared to an immaterial amount used in investing activities during the six months ended June 30, 2023. The higher use of cash used in investing activities during the six months ended June 30, 2024 was due to cash paid for purchases of property and equipment.

For the six months ended June 30, 2024, net cash provided by financing activities was $4.1 million as compared to $0.6 million provided by financing activities for the six months ended June 30, 2023. The cash provided by financing activities during the six months ended June 30, 2024 was primarily due to proceeds received from the CRG Term Loan, which were partially offset by the payoff of the Cadence Term Loan.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which, prior to the Applied Asset Purchase, licensed the rights to CellerateRX from Applied. Sales of CellerateRX Surgical comprised the substantial majority of our sales during the six months ended June 30, 2024 and 2023. Prior to the Applied Asset Purchase discussed above, we paid royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. Ronald T. Nixon, our Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

In August 2023, we acquired the underlying intellectual property of, as well as the rights to manufacture and sell, certain hydrolyzed collagen products, including CellerateRX Surgical, from Applied. In connection with this acquisition, Applied assigned its license agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company, SMAT, and no further royalties will be due to Applied thereunder.

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal, a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by us, and is subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides ninety days advance written notice of termination. Ms. Salamone is a director of the Company, is a significant shareholder and the current chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred costs relating to the Catalyst Services Agreement of $57,000 and $72,986 during the three months ended June 30, 2024 and 2023, respectively, and $113,272 and $72,986 during the six months ended June 30, 2024 and 2023, respectively.

Receivables and Payables

We had outstanding related party receivables totaling $111,412 at June 30, 2024, and $8,400 at December 31, 2023. We had outstanding related party payables totaling $145,487 at June 30, 2024, and $77,805 at December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The CRG Term Loan Agreement requires us, as borrower, and the Guarantors to maintain compliance with certain operating and financial covenants, which provide that we and the Guarantors, among other things, may not, subject to certain exceptions:

●	create, incur, assume or permit to exist any indebtedness, whether directly or indirectly;

●	create, incur, assume or permit the existence of additional liens on our property or assets, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof;

●	enter into any transaction of merger, amalgamation or consolidation or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or make certain acquisitions;

●	engage to any material extent in any business other than the business engaged in on the date of closing or a business that constitutes a reasonable extension or expansion thereof;

●	make, directly or indirectly, or permit to remain outstanding any investments;

●	declare or make, or agree to pay or make, directly or indirectly, any restricted payments as described in the CRG Term Loan Agreement;

●	make any payments in respect of any subordinated debt or certain other indebtedness incurred pursuant to the CRG Term Loan Agreement;

●	sell, lease, license, transfer, or otherwise dispose of any of its property to any person in one transaction or series of transactions;

●	sell, lease, license or otherwise transfer any assets to, or purchase, lease, license or otherwise acquire any assets from, or otherwise engage in any other transactions with, any of its affiliates;

●	directly or indirectly, enter into, incur or permit to exist any restrictive agreement;

●	enter into any amendment to or modification of its organizational documents in a manner that would be materially adverse to the interests, or rights or remedies, of the Agent and the lenders;

●	engage in sale-leasebacks;

●	make any significant change in accounting treatment or reporting practices, except as required or permitted by GAAP;

●	dispose of, whether by sale, contribution, investment or otherwise, any material intellectual property to any Guarantor that is not an obligor or to any joint venture; or

●	contribute or otherwise invest any material intellectual property in any Guarantor that is not an obligor or to any joint venture.

In addition, the CRG Term Loan Agreement requires us and the Guarantors in the aggregate to maintain:

●	liquidity in an amount which shall exceed the greater of (i) $3.0 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of us by the creditors of such permitted debt; and

●	annual minimum revenue: (i) for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, of at least $60.0 million, (ii) for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, of at least $75.0 million, (iii) for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, of at least $85.0 million, (iv) for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027, of at least $95.0 million and (v) during each twelve-month period beginning on January 1 of a given year thereafter, of at least $105.0 million.

A breach of any of the covenants under our loan agreements, subject to certain cure periods, will result in an event of default, which could cause all of our outstanding indebtedness under the CRG Term Loan Agreement to become immediately due and payable, and a default interest rate of up to an additional 4.0% per annum may be applied to the outstanding loan balance. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended June 30, 2024 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

10.1 †	Employment Agreement, effective April 15, 2024, by and between Sanara MedTech Inc. and Jacob A. Waldrop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

10.2#	Term Loan Agreement, dated April 17, 2024, by and among Sanara MedTech Inc., as borrower, the Subsidiary Guarantors party thereto, the lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.3#	Form of Security Agreement, by and among Sanara MedTech Inc., the Subsidiary Guarantors party thereto and CRG Servicing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.4*†	Separation Agreement and General Release, dated as of May 29, 2024, by and between Sanara MedTech Inc. and Zachary B. Fleming.

10.5†	Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).

10.6*†	Form of Restricted Stock Award Agreement under the Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan.

10.7*†	First Amendment to Consulting Agreement, dated July 13, 2024, by and between Sanara MedTech Inc. and Ann Beal Salamone.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

August 12, 2024	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

