Form 10-Q
period 2024-09-30
Sanara MedTech Inc.
filed 2024-11-12
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, 8,741,161 shares of the Issuer’s common stock, $0.001 par value per share, were outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended September 30, 2024

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

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$16,277,189	$5,147,216
Accounts receivable, net	11,070,622	8,474,965
Accounts receivable – related parties	43,409	8,400
Royalty receivable	-	49,344
Inventory, net	3,008,349	4,717,533
Convertible loan receivable	1,079,411	-
Prepaid and other assets	429,428	608,411
Total current assets	31,908,408	19,005,869

Long-term assets
Intangible assets, net	42,029,142	44,926,061
Goodwill	3,601,781	3,601,781
Investment in equity securities	8,321,412	3,084,278
Right of use assets – operating leases	1,688,963	1,995,204
Property and equipment, net	995,770	1,257,956
Total long-term assets	56,637,068	54,865,280

Total assets	$88,545,476	$73,871,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,301,362	$1,924,082
Accounts payable – related parties	150,611	77,805
Accrued bonuses and commissions	8,256,801	7,676,770
Accrued royalties and expenses	2,285,374	2,047,678
Earnout liabilities – current	1,906,550	1,100,000
Current portion of debt	-	580,357
Operating lease liabilities – current	439,129	361,185
Total current liabilities	14,339,827	13,767,877

Long-term liabilities
Long-term debt, net of current portion	30,076,715	9,113,123
Earnout liabilities – long-term	2,006,000	2,723,001
Operating lease liabilities – long-term	1,407,164	1,737,445
Other long-term liabilities	1,261,495	1,941,686
Total long-term liabilities	34,751,374	15,515,255

Total liabilities	49,091,201	29,283,132

Commitments and contingencies (Note 9)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,743,174 issued and outstanding as of September 30, 2024 and 8,535,239 issued and outstanding as of December 31, 2023	8,743	8,535
Additional paid-in capital	76,021,528	72,860,556
Accumulated deficit	(36,246,405)	(28,036,814)
Total Sanara MedTech shareholders’ equity	39,783,866	44,832,277
Equity attributable to noncontrolling interest	(329,591)	(244,260)
Total shareholders’ equity	39,454,275	44,588,017
Total liabilities and shareholders’ equity	$88,545,476	$73,871,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Revenue	$21,671,599	$16,024,948	$60,367,060	$47,300,029

Cost of goods sold	1,991,987	1,751,349	5,890,719	6,064,524

Gross profit	19,679,612	14,273,599	54,476,341	41,235,505

Operating expenses
Selling, general and administrative expenses	18,993,255	13,877,879	54,143,122	40,658,424
Research and development	1,359,530	986,454	3,291,479	3,480,906
Depreciation and amortization	1,103,854	997,674	3,314,781	2,580,243
Change in fair value of earnout liabilities	147,000	(681,753)	67,549	(1,494,910)
Total operating expenses	21,603,639	15,180,254	60,816,931	45,224,663

Operating loss	(1,924,027)	(906,655)	(6,340,590)	(3,989,158)

Other expense
Interest expense	(927,577)	(188,294)	(1,839,259)	(188,300)
Share of losses from equity method investment	(31,448)	-	(31,448)	-
Total other expense	(959,025)	(188,294)	(1,870,707)	(188,300)

Net loss	(2,883,052)	(1,094,949)	(8,211,297)	(4,177,458)

Less: Net loss attributable to noncontrolling interest	(25,284)	(34,579)	(85,331)	(111,455)

Net loss attributable to Sanara MedTech shareholders	$(2,857,768)	$(1,060,370)	$(8,125,966)	$(4,066,003)

Net loss per share of common stock, basic and diluted	$(0.34)	$(0.13)	$(0.96)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	8,517,381	8,332,341	8,468,394	8,244,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	74,781	75	597,230	-	-	597,305
Net settlement and retirement of equity-based awards	(15,854)	(16)	(315,572)	(340,354)	-	(655,942)
Issuance of common stock in equity offering	26,143	26	1,033,735	-	-	1,033,761
Net loss	-	-	-	(1,177,900)	(38,429)	(1,216,329)
Balance at March 31, 2023	8,385,027	8,385	66,529,380	(24,913,011)	(145,984)	41,478,770
Share-based compensation	33,355	33	1,127,299	-	-	1,127,332
Net settlement and retirement of equity-based awards	21,363	22	224,740	(186)	-	224,576
Net loss	-	-	-	(1,827,733)	(38,447)	(1,866,180)
Balance at June 30, 2023	8,439,745	8,440	67,881,419	(26,740,930)	(184,431)	40,964,498
Share-based compensation	(339)	(1)	857,527	-	-	857,526
Net settlement and retirement of equity-based awards	27,011	27	279,364	1,679		281,070
Issuance of common stock for acquisitions	73,809	74	3,089,571	-	-	3,089,645
Net loss	-	-	-	(1,060,370)	(34,579)	(1,094,949)
Balance at September 30, 2023	8,540,226	$8,540	$72,107,881	$(27,799,621)	$(219,010)	$44,097,790

	Common Stock		Additional			Total
	$0.001 par value		Paid-In	Accumulated	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	100,662	101	803,285	-	-	803,386
Net settlement and retirement of equity-based awards	(13,162)	(13)	(483,633)	(97,148)	-	(580,794)
Net loss	-	-	-	(1,764,184)	(34,859)	(1,799,043)
Balance at March 31, 2024	8,622,739	8,623	73,180,208	(29,898,146)	(279,119)	43,011,566
Share-based compensation	67,294	67	1,411,478	-	-	1,411,545
Net settlement and retirement of equity-based awards	56,943	57	493,829	14,200	-	508,086
Net loss	-	-	-	(3,504,014)	(25,188)	(3,529,202)
Balance at June 30, 2024	8,746,976	8,747	75,085,515	(33,387,960)	(304,307)	41,401,995
Share-based compensation	(3,368)	(3)	1,025,434	-	-	1,025,431
Net settlement and retirement of equity-based awards	(434)	-	(14,421)	(677)	-	(15,099)
Issuance of common stock in equity offering	-	-	(75,000)	-	-	(75,000)
Net loss	-	-	-	(2,857,768)	(25,284)	(2,883,052)
Balance at September 30, 2024	8,743,174	$8,743	$76,021,528	$(36,246,405)	$(329,591)	$39,454,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(8,211,297)	$(4,177,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,314,781	2,580,243
Credit loss expense	230,930	214,061
Inventory obsolescence	356,261	222,691
Share-based compensation	3,240,362	2,582,163
Noncash lease expense	306,240	243,988
Share of losses from equity method investment	31,448	-
Back-end fee	219,689	-
Paid-in-kind interest	424,067	-
Accretion of finance liabilities	166,595	39,699
Amortization and write-off of debt issuance costs	150,219	2,055
Change in fair value of earnout liabilities	67,549	(1,494,910)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,777,243)	(794,344)
Accounts receivable – related parties	(35,009)	87,516
Inventory, net	1,352,923	(1,664,714)
Prepaid and other assets	178,963	482,921
Accounts payable	(622,719)	547,186
Accounts payable – related parties	72,806	30,711
Accrued royalties and expenses	249,910	557,295
Accrued bonuses and commissions	580,031	(1,673,629)
Operating lease liabilities	(252,337)	(182,498)
Net cash used in operating activities	(955,831)	(2,397,024)
Cash flows from investing activities:
Purchases of property and equipment	(133,676)	(210,970)
Proceeds from disposal of property and equipment	-	650
Investment in equity securities	(5,268,582)	-
Advancement on convertible loan receivable	(1,079,391)	-
Acquisitions, net of cash acquired	-	(9,942,750)
Net cash used in investing activities	(6,481,649)	(10,153,070)
Cash flows from financing activities:
Loan proceeds, net	29,339,260	9,688,341
Pay off line of credit	(9,750,000)	-
Equity offering net proceeds (expenses)	(75,000)	1,033,761
Net settlement of equity-based awards	(87,807)	(150,296)
Cash payment of finance and earnout liabilities	(859,000)	(744,795)
Net cash provided by financing activities	18,567,453	9,827,011
Net increase (decrease) in cash	11,129,973	(2,723,083)
Cash, beginning of period	5,147,216	8,958,995
Cash, end of period	$16,277,189	$6,235,912

Cash paid during the period for:
Interest	$948,759	$146,546
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	-	1,531,773
Equity issued for acquisitions	-	3,089,645
Earnout and other liabilities generated by acquisitions	-	3,759,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Each of the Company’s products, services and technologies are designed to achieve the Company’s goal of providing better clinical outcomes at a lower overall cost for patients, regardless of where they receive care. The Company strives to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and is continually seeking to expand its offerings for patients requiring treatments across the entire continuum of care in the United States.

In June 2020, the Company formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skincare virtual consult services. In 2023, WounDerm was renamed to, and is now doing business as, “Tissue Health Plus” (“THP”). THP is continuing its mission to simplify skin health, starting with wound care through a refined business plan. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based care (“VBC”) primary care companies, with Medicare Advantage payers as the initial target market for this program.

As further discussed in Note 12, the Company historically managed its business on the basis of one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to reflect the manner in which the business is managed. Based on the growing importance of the value-based wound care program to the Company’s future outlook and how the Company’s chief operating decision maker, the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Sanara Surgical and THP.

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

As a result of the change in reportable segments, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company’s change in reportable segments. The change in reportable segments had no impact on the Company’s previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations for the periods presented as their inclusion would have been anti-dilutive during the three and nine months ended September 30, 2024 and 2023 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 as such shares would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Stock options (a)	31,013	95,873
Warrants (b)	16,725	16,725
Unvested restricted stock	224,392	159,557

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022.
(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022.

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

Recognition of revenue as performance obligations are satisfied

Product revenues are recognized when a purchase order is received from the customer, the products are delivered, and control of the goods and services passes to the customer.

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Soft tissue repair products	$18,863,335	$13,634,316	$52,586,945	$39,756,539
Bone fusion products	2,808,264	2,340,382	7,779,209	7,392,740
Royalty revenue	-	50,250	906	150,750
Total Net Revenue	$21,671,599	$16,024,948	$60,367,060	$47,300,029

For the three and nine months ended September 30, 2024 and 2023, all of the Company’s net revenue was generated from Sanara Surgical. The Company plans to commercially launch the THP program in mid-2025.

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company recorded credit loss expense of $75,000 and $128,061 during the three months ended September 30, 2024 and 2023, respectively and $230,930 and $214,061 during the nine months ended September 30, 2024 and 2023, respectively. The allowance for credit losses was $758,960 at September 30, 2024 and $528,030 at December 31, 2023. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $5,010 at September 30, 2024 and $3,820 at December 31, 2023. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $96,684 and $152,701 during the three months ended September 30, 2024 and 2023, respectively, and $356,261 and $222,691 during the nine months ended September 30, 2024 and 2023, respectively. The allowance for obsolete and slow-moving inventory had a balance of $466,276 at September 30, 2024, and $446,917 at December 31, 2023.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful	September 30,	December 31,
	Life	2024	2023
Computers	3-5 years	$235,388	$194,788
Office equipment	3-7 years	216,491	201,785
Furniture and fixtures	5-10 years	346,508	304,338
Leasehold improvements	2-5 years	170,370	134,170
Internal use software	5 years	1,618,999	1,618,999

		2,587,756	2,454,080
Less accumulated depreciation		(1,591,986)	(1,196,124)

Property and equipment, net		$995,770	$1,257,956

Depreciation expense related to property and equipment was $129,592 and $116,596 for the three months ended September 30, 2024 and 2023, respectively, and $395,862 and $332,762 for the nine months ended September 30, 2024 and 2023, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of September 30, 2024 and December 31, 2023, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”), which is included in the Sanara Surgical segment. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the three or nine months ended September 30, 2024 or 2023.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the three or nine months ended September 30, 2024 or 2023.

Investments in Equity Securities

The Company’s equity investments consist of nonmarketable equity securities in privately held companies without readily determinable fair values. Unless accounted for under the equity method of accounting, the investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in the same issuer.

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 6 as of September 30, 2024, the Company had one investment that is recorded applying the equity method of accounting. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investment” in the Company’s Consolidated Statements of Operations. The Company’s equity method investment is adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investment using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the three and nine months ended September 30, 2024 and 2023.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The carrying value of the Company’s CRG Term Loan (defined below), which has a fixed interest rate approximates fair value based on instruments with similar terms (Level 2 inputs). The carrying value of the Company’s Cadence Term Loan (defined below), which had variable interest rates determined each month, approximates fair value based on instruments with similar terms (Level 2 inputs). The fair value of the contingent earnout consideration and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3 and 5 are based on Level 3 inputs.

Liabilities for contingent consideration for the Precision Healing merger, acquisition of Scendia and Applied Asset Purchase (defined below) (see Note 3 for more information) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. The contingent consideration for the Scendia acquisition was settled as of September 30, 2024, and the final earnout payment of approximately $1.1 million was paid in cash in October 2024. Subsequent changes in fair value for the Precision Healing merger are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that the transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase results in an adjustment to the contingent consideration liability and the intellectual property intangible asset with a cumulative catch-up amortization adjustment. The current year change in fair value of earnout liability below is as a result of a net increase in the estimated fair value of the earnout liability established at the time of the Company’s Precision Healing merger. The current year revaluation of earnout liability below is a result of an increase in the estimated value of the earnout liability established at the time of the Applied Asset Purchase. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Balance at December 31, 2023	$3,823,001
Change in fair value of earnout liabilities	67,549
Revaluation of earnout liability	22,000
Balance at September 30, 2024	$3,912,550

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

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries, share-based compensation and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of compensation and benefits, lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products and additional investments in the product and platform development pipeline. The Company expenses R&D costs as incurred.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). This update amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands the disclosure required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of the Company’s common stock (the “Stock Closing Consideration”) with an agreed upon value of $3.0 million and (iii) $2.5 million in cash (the “Installment Payments”), to be paid in four equal installments on each of the next four anniversaries of the closing of the Applied Asset Purchase (the “Closing”). The first Installment Payment of $625,000 was made in August 2024.

Prior to the Closing, the Company licensed certain of its products from Applied through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), a related party (see Note 11 for additional information regarding transactions with related parties). Pursuant to the Sublicense Agreement, the Company had an exclusive, world-wide sublicense to distribute certain hydrolyzed collagen products, including CellerateRX Surgical, into the surgical and wound care markets. In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT (the “License Agreement”), and on October 10, 2024, the License Agreement and the Sublicense Agreement were terminated for no additional consideration.

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

NOTE 4 – CONVERTIBLE LOAN RECEIVABLE

In connection with a potential equity investment in an unaffiliated entity engaged in the development of certain surgical technologies, the Company entered into a convertible loan agreement in July 2024 pursuant to which the Company loaned $1,079,391 to the unaffiliated entity. The loan was initially set to be repaid on October 1, 2024. However, the Company extended the repayment date to December 1, 2024. On October 1, 2024, the loan began bearing interest at 8% per annum. Pursuant to the convertible loan agreement, the Company has the option to convert the outstanding balance of the loan into noncontrolling equity interests of the unaffiliated entity upon satisfactory completion of certain due diligence activities. The loan is recorded under the caption “Convertible loan receivable” on the Company’s Consolidated Balance Sheets, which was $1,079,391 as of September 30, 2024.

NOTE 5 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2022	$3,601,781
Acquisitions	-
Balance as of December 31, 2023	3,601,781
Acquisitions	-
Balance as of September 30, 2024	$3,601,781

In connection with the change in reportable operating segments, the Company reassessed goodwill with respect to the change in reportable operating segments as they are presented in this report. Goodwill was recorded in connection with the acquisition of Scendia and is included entirely within the Sanara Surgical segment. The Company’s assessment determined that these changes, or any other matters noted, did not alter the Company’s conclusion that goodwill is not impaired as of September 30, 2024 or for the periods then ended.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$38,592,549	$(4,934,785)	$33,657,764	$38,570,549	$(3,181,186)	$35,389,363
Customer relationships and other	7,947,332	(2,737,675)	5,209,657	7,947,332	(1,861,887)	6,085,445
Product Licenses	4,793,879	(1,632,158)	3,161,721	4,793,879	(1,342,626)	3,451,253
Total	$51,333,760	$(9,304,618)	$42,029,142	$51,311,760	$(6,385,699)	$44,926,061

As of September 30, 2024, the weighted-average amortization period for finite-lived intangible assets was 14.5 years. Amortization expense related to intangible assets was $974,262 and $881,079 for the three months ended September 30, 2024 and 2023, respectively, and $2,918,919 and $2,247,482 for the nine months ended September 30, 2024 and 2023, respectively. The estimated remaining amortization expense as of September 30, 2024 for finite-lived intangible assets is as follows:

Remainder of 2024	$972,818
2025	3,891,270
2026	3,874,015
2027	3,760,162
2028	3,726,921
2029	3,726,921
Thereafter	22,077,035
Total	$42,029,142

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during the nine months ended September 30, 2024 or 2023.

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of September 30, 2024. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments - Equity Securities (“ASC 321”), this investment was reported at cost as of September 30, 2024.

Pixalere

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

The Company reviewed the characteristics of the Pixalere Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). Due to the substantive liquidation preferences of the Pixalere Shares over Pixalere’s common stock, the Pixalere Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC 321, this investment was reported at cost as of September 30, 2024.

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for $5.0 million, which represents approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis.

The Company has reviewed the characteristics of Sanara CMP’s investment in CMp in accordance with ASC 323 and determined that Sanara CMP made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. Sanara CMP’s share of the earnings or losses of CMp is recorded in the Company’s Consolidated Statements of Operations.

The following table summarizes the Company’s investments for the periods presented:

	September 30, 2024		December 31, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investment
ChemoMouthpiece, LLC	$5,237,134	6.64%	$-	-%

Cost Method Investments
Direct Dermatology, Inc.	$1,000,000		$1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278
Total Cost Method Investments	$3,084,278		$3,084,278

Total Investments	$8,321,412		$3,084,278

The following table summarizes the Company’s share of losses from equity method investment reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment
ChemoMouthpiece, LLC	$(31,448)	$-	$(31,448)	$-

Total	$(31,448)	$-	$(31,448)	$-

NOTE 7 – OPERATING LEASES

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

The Company has three material operating leases for office space. In March and September of 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases have remaining lease terms of 75, 11 and 28 months as of September 30, 2024. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $1,688,963 and a related lease liability of $1,846,293 as of September 30, 2024. The Company recorded lease expense of $121,126 and $110,693 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded lease expense of $416,394 and $295,268 for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $362,491 and $264,291 for the nine months ended September 30, 2024 and 2023, respectively.

The present value of the Company’s operating lease liabilities as of September 30, 2024 is shown below:

Maturity of Operating Lease Liabilities

September 30, 2024
Remainder of 2024	$142,525
2025	532,053
2026	379,529
2027	297,947
2028	295,689
2029	300,158
Thereafter	303,892

Total lease payments	2,251,793
Less imputed interest	(405,500)
Present Value of Lease Liabilities	$1,846,293

Operating lease liabilities – current	$439,129
Operating lease liabilities – long-term	$1,407,164

As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 5.4 years and a weighted average discount rate of 7.66%.

NOTE 8 – DEBT AND CREDIT FACILITIES

CRG Term Loan Agreement

On April 17, 2024 (the “Closing Date”), the Company entered into a term loan agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “CRG Term Loan Agreement”), providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). The CRG Term Loan Agreement provides for (i) $15.0 million of the CRG Term Loan that was borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million or a multiple of $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including that the First Borrowing having previously occurred and the Agent having received certain fees. The Company used a portion of the initial proceeds of the First Borrowing under the CRG Term Loan to extinguish the Cadence Term Loan described further below.

On September 4, 2024, the Company, pursuant to its option under the CRG Term Loan Agreement, borrowed an additional $15.5 million under the CRG Term Loan Agreement (the “Second Borrowing”). The Company used $5.0 million of the proceeds of the Second Borrowing for its investment in CMp.

The First Borrowing, Second Borrowing and any additional borrowings under the CRG Term Loan are due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at the election of the Company, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. The Company is required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, the Company is required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. The Company is also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement.

For the three months ended September 30, 2024, the Company paid $399,532 of interest in cash and recorded $262,193 of interest paid-in-kind related to the CRG Term Loan. For the nine months ended September 30, 2024, the Company paid $646,199 of interest in cash and recorded $424,068 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest was applied to the principal balance of the CRG Term Loan. The Company recorded $167,189 and $219,689 for the three and nine months ended September 30, 2024, respectively, to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets.

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

On the Closing Date, the Cadence Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence were terminated and released. In addition, unamortized debt issuance costs as of the termination date of $53,438 were included in “Interest expense” in the Consolidated Statements of Operations.

The table below presents the components of the Company’s outstanding debt for the periods presented:

	September 30, 2024	December 31, 2023
CRG Term Loan	$30,500,000	$-
Paid-in-kind interest	424,067	-
Back-end fee	219,689	-
Cadence Term Loan	-	9,750,000
Debt	31,143,756	9,750,000

Less: unamortized debt issuance costs	(1,067,041)	(56,520)

Debt, net of debt issuance costs	30,076,715	9,693,480

Less: Current portion of debt	-	580,357
Long-term debt, net of current portion	$30,076,715	$9,113,123

The table below presents the aggregate maturities of the Company’s outstanding debt as of September 30, 2024:

Year	Total

Remainder of 2024	$-
2025	-
2026	-
2027	-
2028	-
Thereafter	31,143,756
Total debt	$31,143,756

In connection with the CRG Term Loan, the Company incurred $1,160,740 in debt issuance costs during the nine months ended September 30, 2024, an increase of $273,487 from June 30, 2024, due to the Second Borrowing. Debt issuance costs are amortized to “Interest expense” on the Consolidated Statements of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $1,067,041 and $56,520 as of September 30, 2024 and December 31, 2023, respectively. Debt issuance costs are included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $150,219 and $2,055 for the nine months ended September 30, 2024 and 2023, respectively. Amortization for the nine months ended September 30, 2024 includes the amortization and the write-off of debt issuance costs of $56,520 related to the termination of Cadence Term Loan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

License Agreements and Royalties

CellerateRX Surgical

In August 2018, the Company entered an exclusive, world-wide sublicense agreement with CGI Cellerate RX to distribute certain hydrolyzed collagen products, including CellerateRX Surgical, into the surgical and wound care markets. Pursuant to the Sublicense Agreement, the Company paid royalties of 3-5% of annual collected net sales of these products. As amended in January 2021, the term of the sublicense was extended through May 2050, with automatic successive year-to-year renewal terms thereafter so long as the Company’s Net Sales (as defined in the Sublicense Agreement) each year are equal to or in excess of $1,000,000. If the Company’s Net Sales fall below $1,000,000 for any year after the expiration date, CGI Cellerate RX has the right to terminate the Sublicense Agreement upon written notice.

Under this agreement, royalty expense, which was recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled zero and a benefit of $9,209, respectively, for the three months ended September 30, 2024 and 2023 and zero and $1,060,035, respectively, for the nine months ended September 30, 2024 and 2023. Sales of CellerateRX Surgical comprised the substantial majority of the Company’s sales during the three and nine months ended September 30, 2024 and 2023.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the rights to manufacture and sell certain hydrolyzed collagen products, including CellerateRX Surgical, for use in the human wound care market. In connection with the Applied Asset Purchase, Applied assigned the License Agreement with CGI Cellerate RX to SMAT, and on October 10, 2024, the License Agreement and Sublicense Agreement were terminated.

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

Future commitments under the terms of the BIAKŌS License Agreement include:

●	The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal was $146,410 for 2024 and will increase to a maximum amount of $150,000 in 2025.

●	The Company may pay additional royalties annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $36,602 and $32,499 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, royalty expense under this agreement was $113,907 and $97,499, respectively. The Company’s Executive Chairman and Chief Executive Officer is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of September 30, 2024.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of September 30, 2024.

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023 and the second and final earnout payment of approximately $1.1 million in cash in October 2024.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and 10% of SCP’s outstanding units were issued to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts related to this arrangement as of September 30, 2024.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “2014 LTIP”) in which the Company’s directors, officers, employees and consultants are eligible to participate. The 2014 LTIP terminated on September 3, 2024, and no future awards may be granted pursuant to the 2014 LTIP. Previously granted awards under the 2014 LTIP will remain outstanding until they expire by their terms or under the terms of the 2014 LTIP.

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. As of September 30, 2024, a total of 745,085 shares had been issued under the 2014 LTIP and 1,000,000 were available for issuance under the 2024 LTIP.

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

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips is entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration is payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023 and the second and final earnout payment of approximately $1.1 million in cash in October 2024.

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

Restricted Stock Awards

During the nine months ended September 30, 2024, the Company issued restricted stock awards under the 2014 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company granted and issued 164,588 shares, net of forfeitures, of restricted common stock to employees, directors, and certain advisors of the Company under the 2014 LTIP during the nine months ended September 30, 2024. The fair value of these awards was $5,765,952 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,025,430 and $857,526 was recognized in Operating expenses in the accompanying Consolidated Statements of Operations during the three months ended September 30, 2024 and 2023, respectively. Share-based compensation expense of $3,240,361 and $2,582,163 was recognized in Operating expenses in the accompanying Consolidated Statements of Operations during the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, there was $5,403,255 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.7 years.

Below is a summary of restricted stock activity for the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	144,211	$34.07
Granted	190,240	35.03
Vested	(84,407)	33.26
Forfeited	(25,652)	35.02
Nonvested at September 30, 2024	224,392	$35.08

Stock Options

A summary of the status of outstanding stock options at September 30, 2024 and changes during the nine months then ended is presented below:

	For the Nine Months Ended
	September 30, 2024
		Weighted Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Life	Value
Outstanding at beginning of period	93,892	$10.22
Granted or assumed	-	-
Exercised	(62,879)	10.05
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2024	31,013	$10.57	6.1	$547,530.6

Exercisable at September 30, 2024	31,013	$10.57	6.1	$547,530.6

Warrants

A summary of the status of outstanding warrants to purchase common stock at September 30, 2024 and changes during the nine months then ended is presented below:

For the Nine Months Ended
September 30, 2024
		Weighted Average	Weighted Average
		Exercise	Remaining
	Warrants	Price	Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2024	16,725	$10.80	6.0

Exercisable at September 30, 2024	16,725	$10.80	6.0

NOTE 11 – RELATED PARTIES

CellerateRX Sublicense Agreement

The Company had an exclusive, world-wide sublicense to distribute certain hydrolyzed collagen products, including CellerateRX Surgical into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licensed the rights to these products from Applied. Sales of CellerateRX Surgical have comprised the substantial majority of the Company’s sales during the nine months ended September 30, 2024 and 2023. As amended in January 2021, the term of the Sublicense Agreement was extended through May 2050, with automatic successive one-year renewals so long as annual net sales of the licensed products exceed $1,000,000.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the underlying intellectual property of, as well as the rights to manufacture and sell certain hydrolyzed collagen products, including CellerateRX Surgical. In connection with the Applied Asset Purchase, Applied assigned the License Agreement with CGI Cellerate RX to SMAT, and on October 10, 2024, the License Agreement and Sublicense Agreement were terminated. Ronald T. Nixon, the Company’s Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

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

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by the Company, and is subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred costs pursuant to the Catalyst Services Agreement of $49,829 and $44,032 in the three months ended September 30, 2024 and 2023, respectively, and $163,101 and $117,018 in the nine months ended September 30, 2024 and 2023, respectively, and is recorded in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.

NOTE 12 – SEGMENT REPORTING

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

Segment EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. The Company defines Segment EBITDA for the reportable segments as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investment, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on disposal of property and equipment as each are applicable to the periods presented. Segment EBITDA, as it relates to the Company’s reportable segments, is presented in conformity with ASC 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission’s Regulation G and Item 10(e) of Regulation S-K. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

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

As a result of the change in reportable segments, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company’s change in reportable segments. The change in reportable segments had no impact on the Company’s previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity.

The following tables reflect results of operations, Segment EBITDA, segmented assets, and expenditures for long-lived assets for the Company’s reportable segments for the periods indicated below:

	Three Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$21,671,599	$-	$21,671,599	$16,024,948	$-	$16,024,948
Gross profit	19,679,612	-	19,679,612	14,273,599	-	14,273,599
Selling, general and administrative expenses	17,420,346	1,572,909	18,993,255	13,460,404	417,475	13,877,879
Research and development	783,840	575,690	1,359,530	225,886	760,568	986,454
Depreciation and amortization	696,888	406,966	1,103,854	590,563	407,111	997,674
Interest expense	927,577	-	927,577	188,294	-	188,294
Net income (loss)	(180,488)	(2,702,564)	(2,883,052)	567,235	(1,662,184)	(1,094,949)
Segment EBITDA	2,563,521	(1,721,560)	841,961	1,400,916	(1,134,124)	266,792

Segment assets (at period end) (1)	$67,037,973	$21,507,503	$88,545,476	$45,715,495	$28,155,654	$73,871,149
Expenditures for long-lived assets	$9,096	$-	$9,096	$170,320	$-	$170,320

	Nine Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$60,367,060	$-	$60,367,060	$47,297,299	$2,730	$47,300,029
Gross profit (loss)	54,476,341	-	54,476,341	41,241,740	(6,235)	41,235,505
Selling, general and administrative expenses	51,453,311	2,689,811	54,143,122	39,229,030	1,429,394	40,658,424
Research and development	1,945,263	1,346,216	3,291,479	669,849	2,811,057	3,480,906
Depreciation and amortization	2,093,797	1,220,984	3,314,781	1,359,180	1,221,063	2,580,243
Interest expense	1,839,259	-	1,839,259	188,300	-	188,300
Net income (loss)	(2,872,286)	(5,339,011)	(8,211,297)	1,181,296	(5,358,754)	(4,177,458)
Segment EBITDA	5,095,670	(3,350,104)	1,745,566	3,766,196	(4,087,858)	(321,662)

Segment assets (at period end) (1)	$67,037,973	$21,507,503	$88,545,476	$45,715,495	$28,155,654	$73,871,149
Expenditures for long-lived assets	$133,676	$-	$133,676	$210,970	$-	$210,970

(1)	- Segment assets for 2023 represent assets as of December 31, 2023.

The following tables provide a reconciliation of net income (loss) to Segment EBITDA for the Company’s reportable segments for the periods indicated below:

	Three Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(180,488)	$(2,702,564)	$(2,883,052)	$567,235	$(1,662,184)	$(1,094,949)
Adjustments:
Interest expense	927,577	-	927,577	188,294	-	188,294
Depreciation and amortization	696,888	406,966	1,103,854	590,563	407,111	997,674
Noncash share-based compensation	1,003,599	21,831	1,025,430	813,606	43,920	857,526
Change in fair value of earnout liabilities	-	147,000	147,000	(758,783)	77,030	(681,753)
Share of losses from equity method investment	31,448	-	31,448	-	-	-
Executive separation costs	59,685	-	59,685	-	-	-
Acquisition costs	24,812	405,207	430,019	-	-	-
Segment EBITDA	$2,563,521	$(1,721,560)	$841,961	$1,400,916	$(1,134,124)	$266,792

	Nine Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(2,872,286)	$(5,339,011)	$(8,211,297)	$1,181,296	$(5,358,754)	$(4,177,458)
Adjustments:
Interest expense	1,839,259	-	1,839,259	188,300	-	188,300
Depreciation and amortization	2,093,797	1,220,984	3,314,781	1,359,180	1,221,063	2,580,243
Noncash share-based compensation	2,803,536	108,031	2,911,567	2,423,335	158,828	2,582,163
Change in fair value of earnout liabilities	(14,451)	82,000	67,549	(1,385,914)	(108,996)	(1,494,910)
Share of losses from equity method investment	31,448	-	31,448	-	-	-
Executive separation costs (1)	964,466	-	964,466	-	-	-
Acquisition costs	249,901	577,892	827,793	-	-	-
Segment EBITDA	$5,095,670	$(3,350,104)	$1,745,566	$3,766,196	$(4,087,858)	$(321,662)

(1)	- Includes $328,795 of share-based compensation related to executive separation costs for the nine months ended September 30, 2024.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and we do not assume any obligation to update these forward-looking statements, except to the extent required by applicable securities laws.

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

We currently market several products across surgical and chronic wound care applications and have multiple products in our pipeline. On August 1, 2023, we acquired, among other things, the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), our primary product, from Applied Nutritionals, LLC (“Applied”) for human wound care use (for more information regarding this acquisition, see the “Recent Acquisitions” section below). Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”), both of which are related parties (for additional information regarding related parties, see the section titled “Material Transactions with Related Parties” below). In connection with the asset purchase, Applied assigned its license agreement with CGI Cellerate RX (the “License Agreement”) to a wholly owned subsidiary of the Company, and on October 10, 2024, we terminated the legacy License Agreement and Sublicense Agreement. We also license certain products from Rochal Industries, LLC (“Rochal”) and Cook Biotech Inc.

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

In November 2022, we established a 50/50 joint venture, SI Healthcare Technologies, LLC (“SI Technologies”) (formerly known as SI Wound Care, LLC), with InfuSystem Holdings, Inc. (“InfuSystem”) focused on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products, including our advanced wound care product line and associated services to new customers.

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

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, our lead product, CellerateRX Surgical, and BIASURGE, which is a no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

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

The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock (the “Stock Closing Consideration”) with an agreed upon value of $3.0 million and (iii) $2.5 million in cash (the “Installment Payments”), to be paid in four equal installments on each of the next four anniversaries of the closing of the Applied Asset Purchase (the “Closing”). The first Installment Payment of $625,000 was made in August 2024.

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

RECENT DEVELOPMENTS

CRG Term Loan

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). In April 2024, our first borrowing (the “First Borrowing”) under the CRG Term Loan of $15.0 million was used to repay the Cadence Term Loan (defined below) and to pay fees and expenses related to the CRG Term Loan Agreement. In September 2024, we borrowed an additional $15.5 million under the CRG Term Loan (the “Second Borrowing”), a portion of the proceeds of which were used for the investment in ChemoMouthpiece, LLC (“CMp”) described below.

ChemoMouthpiece Investment

On September 10, 2024, Sanara CMP LLC, a wholly owned subsidiary of the Company (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with CMp, pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for $5.0 million, which represented approximately 6.64% of the issued and outstanding membership interests of CMp immediately following such purchase. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis.

In connection with the Unit Purchase Agreement, we, CMp, certain subsidiaries of CMp, InfuSystem and SI Technologies, entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) pursuant to which SI Technologies was appointed as the sole and exclusive U.S. distributor of CMp’s Standard Chemo Regiment Kits, each kit consisting of the Chemo Mouthpiece oral cryotherapy device and associated materials used in the treatment of oral mucositis (the “CMp Product”), for a term of five years, subject to meeting certain minimum order requirements.

The parties to the Distribution Agreement also entered into an Intellectual Property Rights Agreement, pursuant to which SI Technologies was granted the exclusive right to use CMp’s intellectual property rights to permit resale and use of the CMp Product in the United States.

COMPONENTS OF RESULTS OF OPERATIONS

Sources of Revenue

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

Revenue streams from product sales and royalties are summarized below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Soft tissue repair products	$18,863,335	$13,634,316	$52,586,945	$39,756,539
Bone fusion products	2,808,264	2,340,382	7,779,209	7,392,740
Royalty revenue	-	50,250	906	150,750
Total Net Revenue	$21,671,599	$16,024,948	$60,367,060	$47,300,029

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

RESULTS OF OPERATIONS

The following tables present certain information about the results and Segment EBITDA (as described below) of our reportable business segments. See Note 12, Segment Reporting, in Part I, Item 1 of this report for more information on our reportable business segments:

	Three Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$21,671,599	$-	$21,671,599	$16,024,948	$-	$16,024,948
Gross profit	19,679,612	-	19,679,612	14,273,599	-	14,273,599
Selling, general and administrative expenses	17,420,346	1,572,909	18,993,255	13,460,404	417,475	13,877,879
Research and development	783,840	575,690	1,359,530	225,886	760,568	986,454
Depreciation and amortization	696,888	406,966	1,103,854	590,563	407,111	997,674
Interest expense	927,577	-	927,577	188,294	-	188,294
Net income (loss)	(180,488)	(2,702,564)	(2,883,052)	567,235	(1,662,184)	(1,094,949)
Segment EBITDA	2,563,521	(1,721,560)	841,961	1,400,916	(1,134,124)	266,792

	Nine Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$60,367,060	$-	$60,367,060	$47,297,299	$2,730	$47,300,029
Gross profit (loss)	54,476,341	-	54,476,341	41,241,740	(6,235)	41,235,505
Selling, general and administrative expenses	51,453,311	2,689,811	54,143,122	39,229,030	1,429,394	40,658,424
Research and development	1,945,263	1,346,216	3,291,479	669,849	2,811,057	3,480,906
Depreciation and amortization	2,093,797	1,220,984	3,314,781	1,359,180	1,221,063	2,580,243
Interest expense	1,839,259	-	1,839,259	188,300	-	188,300
Net income (loss)	(2,872,286)	(5,339,011)	(8,211,297)	1,181,296	(5,358,754)	(4,177,458)
Segment EBITDA	5,095,670	(3,350,104)	1,745,566	3,766,196	(4,087,858)	(321,662)

Net Revenue. For the three months ended September 30, 2024, we generated net revenue of $21.7 million compared to net revenue of $16.0 million for the three months ended September 30, 2023, a 35% increase from the prior year period. For the nine months ended September 30, 2024, we generated net revenue of $60.4 million compared to net revenue of $47.3 million for the nine months ended September 30, 2023, a 28% increase from the prior year period. The higher net revenue for the three and nine months ended September 30, 2024 was primarily due to increased sales of soft tissue repair products, particularly CellerateRX Surgical, as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets. For the three and nine months ended September 30, 2024 and 2023, all of our net revenue was generated from Sanara Surgical, as THP has not commercially launched. We plan to commercially launch the THP program in mid-2025. During the early part of the fourth quarter of 2024, we experienced a growth in sales of BIASURGE as a result of supply chain issues and shortages of intravenous (“IV”) fluids and saline solutions due to Hurricane Helene. We expect that sales of BIASURGE will normalize in upcoming quarters as the access to IV and saline solutions for the treatment of wound irrigation is restored.

Gross Profit. For the three months ended September 30, 2024, we generated gross profit of $19.7 million compared to gross profit of $14.3 million for the three months ended September 30, 2023, a 38% increase from the prior year period. For the nine months ended September 30, 2024, we generated gross profit of $54.5 million compared to gross profit of $41.2 million for the nine months ended September 30, 2023, a 32% increase from the prior year period. The higher gross profit for the three and nine months ended September 30, 2024 was primarily due to increased sales of soft tissue repair products, particularly CellerateRX Surgical, as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets. For the three and nine months ended September 30, 2024 and 2023, all of our gross profit was generated from Sanara Surgical as THP has not commercially launched. We plan to commercially launch the THP program in mid-2025.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2024 was $2.0 million compared to cost of goods sold of $1.8 million for the three months ended September 30, 2023. Cost of goods sold for the nine months ended September 30, 2024, was $5.9 million, compared to costs of goods sold of $6.1 million for the nine months ended September 30, 2023. Gross margins were approximately 91% and 89% for the three months ended September 30, 2024 and 2023, respectively, and approximately 90% and 87% for the nine months ended September 30, 2024 and 2023, respectively. The gross margins for the three and nine months ended September 30, 2024 included higher margins realized due to increased sales of soft tissue repair products, particularly CellerateRX Surgical, and the elimination of royalties paid on the sales of CellerateRX Surgical as a result of the Applied Asset Purchase.

Selling, general and administrative expenses. SG&A expenses for the three months ended September 30, 2024 were $19.0 million compared to SG&A expenses of $13.9 million for the three months ended September 30, 2023. SG&A expenses included $1.6 million and $0.4 million attributable to our THP segment for the three months ended September 30, 2024 and 2023, respectively. SG&A expenses for the nine months ended September 30, 2024, were $54.1 million compared to SG&A expenses of $40.7 million for the nine months ended September 30, 2023. SG&A expenses included $2.7 million and $1.4 million related to our THP segment for the nine months ended September 30, 2024 and 2023, respectively.

The higher SG&A expenses for the three and nine months ended September 30, 2024 were primarily due to the buildout of our THP platform and infrastructure which increased by approximately $1.2 million and $1.3 million, respectively, compared to the prior year periods. In addition, SG&A expenses were higher due to higher direct sales and marketing expenses, which accounted for approximately $3.7 million and $9.3 million, respectively, of the increases compared to the prior year periods. The higher direct sales and marketing expenses for the three and nine months ended September 30, 2024 were primarily attributable to an increase in sales commissions of $3.1 million and $6.9 million, respectively, as a result of higher product sales. SG&A expenses during the third quarter of 2024 also included $0.4 million of acquisition costs related to prospective investments. SG&A expenses during the nine months ended September 30, 2024 included $1.0 million of executive separation costs and $0.8 million of acquisition costs related to prospective investments.

Research and development expenses. R&D expenses for the three months ended September 30, 2024 were $1.4 million compared to R&D expenses of $1.0 million for the three months ended September 30, 2023. R&D expenses included $0.6 million and $0.8 million attributable to our THP segment for the three months ended September 30, 2024 and 2023, respectively. R&D expenses for the nine months ended September 30, 2024, were $3.3 million compared to $3.5 million for the nine months ended September 30, 2023. R&D expenses included $1.3 million and $2.8 million related to our THP segment for the nine months ended September 30, 2024 and 2023, respectively.

The higher R&D expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were primarily due to new projects associated with CellerateRX. The lower R&D expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily due to lower costs associated with the Precision Healing diagnostic imager and LFA within the THP segment.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2024 was $1.1 million compared to depreciation and amortization expense of $1.0 million for the three months ended September 30, 2023. Depreciation and amortization expense included $0.4 million attributable to our THP segment for the three months ended September 30, 2024 and 2023. Depreciation and amortization expense for the nine months ended September 30, 2024 was $3.3 million compared to $2.6 million for the nine months ended September 30, 2023. Depreciation and amortization expense included $1.2 million related to our THP segment for the nine months ended September 30, 2024 and 2023.

The increase in depreciation and amortization expense during the three and nine months ended September 30, 2024 was primarily due to the amortization of intangible assets acquired as part of the Applied Asset Purchase.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was $0.1 million for the three months ended September 30, 2024 compared to a benefit of $0.7 million for the three months ended September 30, 2023. Change in fair value of earnout liabilities was $0.1 million for the nine months ended September 30, 2024 compared to a benefit of $1.5 million for the nine months ended September 30, 2023.

The benefit recognized in the nine months ended September 30, 2023 was due to a decrease in the estimated fair value due to a change in the discount factor utilized in the valuation models, a decrease in the projected undiscounted amounts to be paid, as well as adjustments to the projected timing of the payments to be made, partially offset by accretion.

Other expense. Other expense for the three months ended September 30, 2024 was $1.0 million compared to $0.2 million for the three months ended September 30, 2023. Other expense for the three months ended September 30, 2024 included interest expense, amortization of debt issuance costs, paid-in-kind interest, and accretion of back-end fees related to the CRG Term Loan and loss from our equity method investment in CMp of $31,448. Other expense for the nine months ended September 30, 2024 was $1.9 million compared to $0.2 for the nine months ended September 30, 2023. Other expense for the nine months ended September 30, 2024 included interest expense, amortization of debt issuance costs, paid-in-kind interest, and accretion of back-end fees related to the CRG Term Loan and interest expense, amortization of debt issuance costs, the write-off of debt issuance costs related to the termination of the Cadence Term Loan and loss from our equity method investment in CMp of $31,448.

Net loss. For the three months ended September 30, 2024 we had a net loss of $2.9 million compared to a net loss of $1.1 million for the three months ended September 30, 2023. Our net loss included $2.7 million and $1.7 million, attributable to our THP segment for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, we had a net loss of $8.2 million, compared to a net loss of $4.2 million for the nine months ended September 30, 2023. Our net loss included $5.3 million and $5.4 million related to our THP segment for the nine months ended September 30, 2024 and 2023, respectively. The higher net loss for the three and nine months ended September 30, 2024 was primarily due to higher SG&A costs related to the buildout of our THP platform and infrastructure which increased by approximately $1.2 million and $1.3 million, respectively, compared to the prior year periods. In addition, our net loss for the three and nine months ended September 30, 2024 was higher due to higher interest expense as a result of our loan with CRG, an increase in expense due to change in fair value of earnout liabilities, and higher amortization of our acquired intangible assets, partially offset by higher gross profit.

Segment EBITDA. Segment EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. We define Segment EBITDA for the reportable segments as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investment, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on the disposal of property and equipment as each are applicable to the periods presented. Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. We believe Segment EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items, such as change in fair value of earnout liabilities, when calculating Segment EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures include that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following tables provide a reconciliation of net income (loss) to Segment EBITDA for our business segments for the periods indicated below:

	Three Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(180,488)	$(2,702,564)	$(2,883,052)	$567,235	$(1,662,184)	$(1,094,949)
Adjustments:
Interest expense	927,577	-	927,577	188,294	-	188,294
Depreciation and amortization	696,888	406,966	1,103,854	590,563	407,111	997,674
Noncash share-based compensation	1,003,599	21,831	1,025,430	813,606	43,920	857,526
Change in fair value of earnout liabilities	-	147,000	147,000	(758,783)	77,030	(681,753)
Share of losses from equity method investment	31,448	-	31,448	-	-	-
Executive separation costs	59,685	-	59,685	-	-	-
Acquisition costs	24,812	405,207	430,019	-	-	-
Segment EBITDA	$2,563,521	$(1,721,560)	$841,961	$1,400,916	$(1,134,124)	$266,792

	Nine Months Ended
	September 30,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(2,872,286)	$(5,339,011)	$(8,211,297)	$1,181,296	$(5,358,754)	$(4,177,458)
Adjustments:
Interest expense	1,839,259	-	1,839,259	188,300	-	188,300
Depreciation and amortization	2,093,797	1,220,984	3,314,781	1,359,180	1,221,063	2,580,243
Noncash share-based compensation	2,803,536	108,031	2,911,567	2,423,335	158,828	2,582,163
Change in fair value of earnout liabilities	(14,451)	82,000	67,549	(1,385,914)	(108,996)	(1,494,910)
Share of losses from equity method investment	31,448	-	31,448	-	-	-
Executive separation costs (1)	964,466	-	964,466	-	-	-
Acquisition costs	249,901	577,892	827,793	-	-	-
Segment EBITDA	$5,095,670	$(3,350,104)	$1,745,566	$3,766,196	$(4,087,858)	$(321,662)

(1) - Includes $328,795 of share-based compensation related to executive separation costs for the nine months ended September 30, 2024.

For the three months ended September 30, 2024, we had Segment EBITDA of $0.8 million compared to $0.3 million for the three months ended September 30, 2023. Our Segment EBITDA included ($1.7) million and ($1.1) million attributable to our THP segment for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, our Segment EBITDA was $1.7 million compared to ($0.3) million for the nine months ended September 30, 2023. Our Segment EBITDA included ($3.4) million and ($4.1) million related to our THP segment for the nine months ended September 30, 2024 and 2023, respectively. The positive Segment EBITDA for the three and nine months ended September 30, 2024 was primarily due to higher amortization of our acquired intangible assets, higher interest expense, executive separation costs and acquisition costs, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at September 30, 2024 was $16.3 million, compared to $5.1 million at December 31, 2023. Historically, we have financed our operations primarily from the sale of equity securities. In February 2023, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we could offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

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

On August 1, 2023, we, as guarantor, and SMAT, as borrower, entered into a loan agreement (the “Cadence Loan Agreement”) with Cadence Bank (the “Bank”) providing for, among other things, a term loan in the aggregate principal amount of up to $12.0 million, which was evidenced by an advancing promissory note (the “Cadence Term Loan”). Pursuant to the Cadence Loan Agreement, the Bank agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, the Bank made an advance under the Cadence Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. For more information regarding the Cadence Loan Agreement, see the “Cadence Loan Agreement” section below.

On April 17, 2024, we entered into the CRG Term Loan Agreement by and among us, as borrower, the Guarantors, the Agent and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. On the Closing Date, the First Borrowing was made to repay the Cadence Term Loan and to pay certain fees and expenses related to the CRG Loan Agreement. The remaining proceeds of $4.5 million were distributed to us. As a result, the Cadence Term Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by the Bank were terminated and released.

On September 4, 2024, pursuant to our option under the CRG Term Loan Agreement, we borrowed an additional $15.5 million under the CRG Term Loan Agreement. We used $5.0 million of the proceeds of the Second Borrowing for the investment in CMp.

We expect to continue our investment in the THP strategy during the fourth quarter of 2025 through the expected commercial launch of THP in mid-2025. Our continued investment over this period of time is currently estimated at $5.0 million to $10.0 million. We are pursuing financial partners to invest in the execution of this strategy.

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

Applied Asset Purchase

On August 1, 2023, we entered into the Applied Purchase Agreement by and among the Company, SMAT, Hymed, Applied and the Owner, pursuant to which SMAT acquired the Applied Purchased Assets and assumed certain Assumed Liabilities upon the terms and subject to the conditions set forth in the Applied Purchase Agreement. The transaction closed on August 1, 2023. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash, (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million and (iii) $2.5 million in cash, to be paid in four equal installments on each of the next four anniversaries of the Closing. The first Installment Payment of $625,000 was made in August 2024.

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

CRG Term Loan Agreement

On April 17, 2024, we, as borrower, entered into the CRG Term Loan Agreement with the Guarantors, the Agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. The CRG Term Loan Agreement provides for (i) $15.0 million of the CRG Term Loan that was borrowed on the Closing Date and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million or a multiple of $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including that the First Borrowing having previously occurred and the Agent having received certain fees.

On September 4, 2024, pursuant to our option under the CRG Term Loan Agreement, we borrowed an additional $15.5 million under the CRG Term Loan Agreement.

The First Borrowing, Second Borrowing and any additional borrowings under the CRG Term Loan are due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration. Pursuant to the CRG Term Loan Agreement, a portion of the proceeds from the First Borrowing of the CRG Term Loan was used to repay the Cadence Term Loan and to pay fees and expenses related to the CRG Term Loan Agreement. We used $5.0 million of the proceeds of the Second Borrowing for the investment in CMp, and we intend to use the remaining proceeds for permitted acquisition opportunities and for general working capital and corporate purposes.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing and $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing. As of September 30, 2024, there was $30.5 million of principal outstanding and $24.5 million available for future borrowing under the CRG Term Loan.

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

Cash Flow Analysis

For the nine months ended September 30, 2024, net cash used in operating activities was $1.0 million compared to $2.4 million used in operating activities for the nine months ended September 30, 2023. The lower use of cash in the nine months ended September 30, 2024 was due to net revenue growth outpacing the growth of our cash operating expenses and the timing of cash expenditures for certain accrued payables and prepaids.

For the nine months ended September 30, 2024, net cash used in investing activities was $6.5 million compared to $10.2 million used in investing activities during the nine months ended September 30, 2023. The lower use of cash used in investing activities during the nine months ended September 30, 2024 was due to cash used for the investment in CMp of $5.0 million plus transaction expenses of $0.3 million and the advancement of a convertible loan of $1.1 million compared to $9.9 million used for the Applied Asset Purchase.

For the nine months ended September 30, 2024, net cash provided by financing activities was $18.6 million compared to $9.8 million provided by financing activities for the nine months ended September 30, 2023. The cash provided by financing activities during the nine months ended September 30, 2024 was due to the receipt of proceeds from the CRG Term Loan, which were partially offset by the payoff of the Cadence Term Loan.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

We have an exclusive, world-wide sublicense to distribute CellerateRX Surgical products into the surgical and wound care markets from an affiliate of Catalyst, CGI Cellerate RX, which, prior to the Applied Asset Purchase, licensed the rights to CellerateRX from Applied. Sales of CellerateRX Surgical comprised the substantial majority of our sales during the nine months ended September 30, 2024 and 2023. Prior to the Applied Asset Purchase discussed above, we paid royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. Ronald T. Nixon, our Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

In August 2023, we acquired the underlying intellectual property of, as well as the rights to manufacture and sell, certain hydrolyzed collagen products, including CellerateRX Surgical, from Applied. In connection with this acquisition, Applied assigned the License Agreement with CGI Cellerate RX to a wholly owned subsidiary of the Company, SMAT, and no further royalties will be due to Applied thereunder. On October 10, 2024, the License Agreement and the Sublicense Agreement were terminated.

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal, a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement has an initial term of three years, unless earlier terminated by us, and is subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company, is a significant shareholder and the current chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred costs relating to the Catalyst Services Agreement of $49,829 and $44,032 during the three months ended September 30, 2024 and 2023, respectively, and $163,101 and $117,018 during the nine months ended September 30, 2024 and 2023, respectively.

Receivables and Payables

We had outstanding related party receivables totaling $43,409 at September 30, 2024, and $8,400 at December 31, 2023. We had outstanding related party payables totaling $150,611 at September 30, 2024, and $77,805 at December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended September 30, 2024 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

10.1†	First Amendment to Consulting Agreement, dated July 13, 2024, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.2†	Employment Agreement, effective September 1, 2024, by and between Sanara MedTech Inc. and Ronald T. Nixon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SANARA MEDTECH INC.

November 12, 2024	By:	/s/ Michael D. McNeil
Michael D. McNeil
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

