Form 10-K
period 2024-12-31
Sanara MedTech Inc.
filed 2025-03-25
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the $28.22 closing price as of such date, was approximately $118,175,765.

As of March 18, 2025, 8,901,903 shares of the Issuer’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SANARA MEDTECH INC.

Form 10-K

For the Year Ended December 31, 2024

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

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance, including topics such as our value-based wound and skincare services and Tissue Health Plus platforms. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	shortfalls in forecasted revenue growth;

●	our ability to implement our value-based wound and skincare strategy through acquisitions and investments and our ability to realize the anticipated benefits of such acquisitions and investments;

●	our ability to meet our future capital requirements;

●	our ability to maintain compliance with our debt obligations;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability to successfully expand into value-based wound, skincare and other services;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules, regulations and reimbursement policies relating to the labeling, marketing and sale of our products, and our planned launch of value-based wound, skincare and other services and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

PART I

Item 1. BUSINESS

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Our products, services and technologies are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for patients regardless of where they receive care. Through our two operating segments, Sanara Surgical and Tissue Health Plus (“THP”), we strive to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and are continually seeking to expand our offerings for patients requiring treatments across the entire continuum of care in the United States.

Reportable Segments

Historically, we managed our business on the basis of one operating and reportable segment. During the second quarter of 2024, we changed our reportable segments to reflect a change in the manner in which the business is managed. Based on the growing importance of the value-based wound care program to our future outlook and how our chief operating decision maker, our Chief Executive Officer, reviews operating results and makes decisions about resource allocation, we now have two reportable segments: Sanara Surgical and THP.

Sanara Surgical

Our Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that supports a local environment for surgical sites to aid in the natural wound healing process, and BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Our Sanara Surgical segment also includes an in-house research and development team (Rochal Technologies) with an extensive pipeline of innovative products under development.

Tissue Health Plus

Our THP segment is focused on value-based wound care services. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities, such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target market for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings including physician offices, skilled nursing facilities, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment. We are preparing to launch our first pilot program with a wound care provider group during the second quarter of 2025.

Summary of Our Product, Service and Technology Offerings and Development Programs

Sanara Surgical Products

Our Sanara Surgical segment markets and distributes surgical, wound and skincare products to physicians, hospitals, clinics, and post-acute care settings. Our products are primarily sold in the U.S. surgical tissue repair and advanced wound care markets. We believe we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements. We are constantly seeking long-term strategic partnerships with a focus on products that improve outcomes at a lower overall cost.

CellerateRX Surgical

CellerateRX Surgical is a medical hydrolysate of Type I bovine collagen indicated for the management of surgical, traumatic, and partial and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical powder is sterilized and packaged for use in the operating room or other sterile environment. CellerateRX Surgical products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons on surgical wounds. The majority of CellerateRX Surgical products are used for a variety of surgical wounds, including those associated with orthopedic, spine, trauma and oncologic procedures. Additional surgical wounds that may benefit from the use of CellerateRX Surgical include cardiovascular, gynecologic, urologic, vascular and plastic/reconstructive related procedures.

CellerateRX Surgical is used in operative cases where patients might have trouble healing normally due to underlying health complications. There is always a risk of complication with surgical wounds. This is especially true in patients with certain comorbidities, including obesity, diabetes and hypertension. These complications can include surgical wound infections, dehiscence (where an incision opens after primary closure) and necrosis. Surgeons use CellerateRX Surgical to complement the body’s normal healing process. By supporting the body to heal normally without complications, improved patient outcomes are achieved, thereby reducing downstream costs related to complications (such as re-operation, longer hospitalization, re-admittance, extended rehabilitative care and other additional treatments). Surgical wound complications have become increasingly problematic due to the high rates of surgical patient comorbidities and the financial strain on insurance payors as well as hospitals that suffer exorbitant costs for readmission of these patients within 90 days of surgery.

BIASURGE

BIASURGE is a 510(k) cleared sterile no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms in the solution. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds. First sales of BIASURGE occurred in November 2023.

FORTIFY TRG

FORTIFY TRG Tissue Repair Graft (“FORTIFY TRG”) is a freeze-dried, multi-layer small intestinal submucosa extracellular matrix sheet. The graft is 510(k) cleared for implantation to reinforce soft tissue, is terminally sterilized, has a thin profile, is available in multiple sizes, and can be cut to size to accommodate the patient’s anatomy. FORTIFY TRG is provided sterile and can be hydrated with autologous blood fluid. First sales of this product occurred in the fourth quarter of 2021.

FORTIFY FLOWABLE

FORTIFY FLOWABLE Extracellular Matrix (“FORTIFY FLOWABLE”) is an advanced wound care device that presents small intestine submucosa extracellular matrix technology in a way that can fill irregular wound shapes and depths. FORTIFY FLOWABLE is indicated for the management of wounds, including partial and full-thickness wounds, pressure ulcers, venous leg ulcers, diabetic foot ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence sites), traumatic wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. FORTIFY FLOWABLE is provided sterile and is intended for one-time use. It is a 510(k) cleared product. First sales of this product occurred in the first quarter of 2022.

Other Surgical Products

TEXAGEN Amniotic Membrane Allograft is a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured for securement if needed. BiFORM is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site. It can be hydrated and used as a strip or molded into a putty to fill a bone defect. ACTIGEN Verified Inductive Bone Matrix is a naturally derived, differentiated allograft matrix with robust handling properties. ALLOCYTE Plus is a human allograft cellular bone matrices containing bone-derived progenitor cells and conformable bone fibers. These viable cellular allografts are ready to use upon thawing and have fibrous handling properties.

Tissue Health Plus Services and Technology

Through our subsidiary, Tissue Health Plus (formerly known as “WounDerm” and “United Wound and Skin Solutions, LLC”), we are seeking to simplify skin health, starting with wound care through a refined business plan. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target segment for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings including physician offices, skilled nursing homes, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment. THP services are not expected to directly involve telemedicine or virtual consult services, and such services are no longer a primary focus of THP.

We anticipate that THP’s customer contracts will have three-to-five-year terms. These contracts are expected to incorporate a mix of value-based pricing methodologies including episodic, “per member per month,” and “fee for value” pricing. We believe this approach is aligned with the financial goals of the payers and will help deliver outstanding clinical outcomes for the patients.

Our vision for our comprehensive approach consists of three key sets of planned capabilities:

(a)	Care Hub – This virtual patient monitoring, care coordination and navigation center is expected to help doctors and nurses support their patients throughout their wound care journey, from prevention to treatment. We expect to have Care Hub staffed by wound care certified nurse practitioners (“NPs”) and registered nurses (“RNs”), incorporating care delivery best practices from partnerships with Direct Dermatology Inc. and certain physician-led multispecialty wound care groups. With NPs leading Care Hub, RNs are expected to be the wound specialists, providing patients with expert review and support of the overarching plan of care on each patient’s journey through the process. In addition, care navigators are expected to serve as a primary point of contact for patients and their providers, coordinating care, managing appointments and ensuring seamless communication among all team members.

(b)	Managed Services Organization (“MSO”) Network – With respect to patient-side wound care, our plan is that THP’s programs would be performed by a network of third-party providers who will be contracted through managed services agreements. These providers would include podiatrists, wound care provider groups, primary care physicians, and home health agencies. The providers in the THP network are expected to leverage THP’s standard of care, patient education and tools to deliver optimal patient outcomes with high predictability and efficiency.

(c)	Technology Platform – THP’s technology platform will focus on scaling workflows of THP’s Care Hub and MSO Network through automation and integration. We expect the THP technology platform to enable enhanced patient empowerment and self-healthcare. We anticipate that our platform will leverage our technology investments and partnerships with Precision Healing Inc. (“Precision Healing”), Pixalere Healthcare, Inc. and others, by leveraging modern technology including artificial intelligence and machine learning. Our platform technology is expected to manage program economics, standards of care, patient monitoring, wound assessments, network performance monitoring, and revenue cycle management. We expect that each of these components will work in concert with each other, constantly improving economics and care delivery.

We are seeking partners to facilitate commercialization of THP and share in the cost of development of the program.

SI Healthcare Technologies Joint Venture

In November 2022, we established a 50/50 joint venture, SI Healthcare Technologies, LLC (“SI Technologies”) (formerly known as SI Wound Care, LLC), with InfuSystem Holdings, Inc. (“InfuSystem”) focused on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products, including our advanced wound care product line and Chemo Mouthpiece, a 510(k) cleared oral cryotherapy device that SI Technologies currently has the right to distribute and sell in the United States.

Tufts University License Agreement

In December 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Pursuant to the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement.

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

● Seek and establish partnerships for THP with Medicare Advantage, at-risk payors and other types of healthcare at-risk models. We believe we have assembled the products, services and technologies to offer a comprehensive strategy to help improve outcomes and lower wound care costs across the continuum of care. Looking ahead, we plan to leverage these capabilities to partner with value-based care models to aid in the treatment of their wound care patients who currently are a significant cost for the healthcare system and challenging population to heal.

● Aid in the treatment of patients throughout the entire continuum of care. We intend to continue expanding our platform to aid in treating wound and skincare patients as they progress through the healing process in all care settings. We formed THP to hold certain investments in technologies and operations in value-based wound and skincare services. We believe our service offerings will allow us to collect and analyze large amounts of data on patient conditions and outcomes that will improve treatment protocols and ultimately lead to more evidence-based healing formularies to improve outcomes in the future. We anticipate that this data will also enable us to participate in the creation of new standards of care that promote patient compliance and enable direct dialogue between patients, clinicians and payors, resulting in greater satisfaction for patients, their caregivers, clinicians and payors.

Competitive Strengths

● Attractive markets for surgical and wound care. We believe the surgical and wound care markets will continue to see accelerated growth given favorable global tailwinds that include an aging population, extended life expectancies, increasing costs of health care, recognition of difficult-to-treat infection threats such as biofilms, and the increasing prevalence of diabetes and obesity. We believe there will be growing adoption of our products due to their clinical efficacy and cost effectiveness for all key constituents compared to traditional wound care products.

● Comprehensive solution for improved wound care outcomes. We are dedicated to offering a comprehensive portfolio of products, services and technologies to improve wound care treatment outcomes. We believe we are the only company that will be able to provide a comprehensive solution for wound care which includes a wound and skin specific electronic medical record, coordination of virtual consult services with expert wound care providers and dermatologists, propriety diagnostics and highly efficacious proprietary products allowing us to effectively treat wound care patients in any care setting.

● Wound care products for all care settings. Our wound care product portfolio allows clinicians to personalize solutions to meet the needs of individual wound care patients in all care settings including acute (hospitals and long-term acute care hospitals) and post-acute (wound care clinics, physician offices, skilled nursing facilities (“SNFs”), home health, hospice, podiatrists and retail).

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

Market Opportunities for Our Products, Services and Technology-Based Offerings

According to a study published by the Value in Health journal, roughly 15% of the Medicare beneficiary population has chronic nonhealing wounds. Chronic wounds do not advance through the phases of healing in a normal progression and do not show significant progress toward healing in 30 days. Factors contributing to the chronicity of the wound may include pressure/friction, trauma, insufficient blood flow and oxygenation in locations such as the lower extremities, increased bacterial load, excessive proteases, degraded growth factors, matrix metalloproteinases, senescent/aberrant cells or inappropriate treatment. Examples of chronic wounds include diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), arterial ulcers, pressure ulcers and hard-to-heal surgical/traumatic wounds. In each of the various wound types, the presence of biofilms is a frequent cause for chronicity of wounds and the removal of biofilms is a crucial step to commence healing. Biofilms need to be eradicated to prevent further deterioration of the wound that may result in additional negative patient outcomes. If not effectively treated, these wounds can lead to potentially severe complications, including further infection, osteomyelitis, fasciitis, amputation and increased mortality. Chronic wounds are primarily seen in the elderly population. For example, a 2019 study published in Advances in Wound Care reported that in the United States, 3% of the population over the age of 65 had open wounds. According to the same study, in 2020, the U.S. government estimated that the elderly population totaled 55 million people, suggesting that chronic wounds will continue to be an increasingly persistent problem in this population. Four common chronic and other hard-to-heal wounds are:

● Surgical/traumatic wounds. Surgical wounds form as a result of various types of surgical procedures such as investigative or corrective, minor or major, open (traditional) or minimal access surgery, elective or emergency, and incisions (simple cuts) or excision (removal of tissue), among others. Traumatic wounds form as a result of external forces causing tissue damage such as lacerations, puncture wounds or tissue loss. Severe traumatic wounds may require surgical intervention to close the wound and stabilize the patient. Surgical/traumatic hard-to-heal wounds develop for various reasons, such as local surgical complications, suboptimal closure techniques, presence of foreign materials, exposed bones or tendons and infection. In the United States, millions of people receive post-surgical wound care annually, and the typical operative patient has comorbidities that create challenges with post-operative wound healing.

● Diabetic Foot Ulcers. Diabetes can lead to a reduction in blood flow, which can cause patients to lose sensation in their feet and may prevent them from noticing injuries, sometimes leading to the development of DFUs, which are open sores or ulcers on the feet that may take several weeks to heal, if ever. Diabetes is associated with pathological changes that contribute to poor wound healing. These changes may include peripheral vascular disease, neuropathy, excessive inflammation, and a disrupted cellular response to wound healing. According to the 2020 National Diabetes Statistics Report by the Center for Disease Control and Prevention, in the United States alone, over 34 million people, or approximately 10% of the population, suffer from diabetes, a chronic, life-threatening disease.

● Venous Leg Ulcers. VLUs are the most common type of chronic wound in the lower extremity. VLUs develop as a result of vascular insufficiency, or the inability for the vasculature of the leg to return blood back toward the heart properly and, according to a 2013 report published by the International Journal of Tissue Repair and Regeneration, VLUs affect approximately 600,000 people per year in the United States alone. According to a 2023 report published by the Journal of Vascular Surgery, Venous and Lymphatic Disorders, chronic venous disorders are common, with varicose veins occurring in ∼40% of the population. These ulcers usually form on the sides of the lower leg, above the ankle and below the calf, and are slow to heal and often recur if preventative steps are not taken. The presence of a VLU represents the sequela of progressive end-stage chronic venous disease, often related to a previous blood clot. The risk of VLUs can be increased as a result of a blood clot forming in the deep veins of the legs, obesity, smoking, lack of physical activity or work that requires many hours of standing.

● Pressure Injury/Ulcers. Pressure injury/ulcers are injuries to the skin and underlying tissue resulting from prolonged pressure, or pressure in combination with shear or friction. Constant pressure on an area of skin reduces blood supply to the area and over time can cause the skin to break down and form an open ulcer. These often occur in patients who are hospitalized or confined to a chair or bed and most often form on the skin over bony areas, where there is little cushion between the bone and the skin, such as heels, ankles, hips and the tailbone. Annually, more than 2.5 million people develop pressure ulcers in the United States according to a 2019 study published in the National Library of Medicine.

Recent Published Studies on CellerateRX Surgical

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

Several research findings involving CellerateRX Surgical powder have been noted in scientific literature. For example, in November 2021, Dr. William Hotchkiss published a retrospective study of 154 patients in JSM Neurosurgery and Spine, in which patients underwent spinal surgery and CellerateRX Surgical was utilized in the surgical wound. The study found a lower wound dehiscence rate in a high-risk patient population when compared to previously published wound complication rates in the literature. Another retrospective case study regarding the use of CellerateRX Surgical was published by Dr. Alex Gitelman in November 2022. This study of 54 patients undergoing spinal surgery demonstrated no incidence of surgical wound complication.

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

Intellectual Property

Since the acquisition of assets from Rochal Industries, LLC (“Rochal”) in July 2021, the acquisition of Precision Healing in April 2022, and the acquisition of assets from The Hymed Group Corporation (“Hymed”) and Applied Nutritionals, LLC (“Applied”) in August 2023 (the “Applied Asset Purchase”), our research and development activities have included internally developing additional proprietary products, services and technologies for the surgical and chronic wound and skincare markets and actively working with third-party research and development partners. For our internally developed products, we seek patent protection for our inventions in order to protect and differentiate our products and technologies and establish a defense against third-party infringement claims. With the aim of optimizing commercial and regulatory success, our proprietary technology and innovative applications thereof are protected by product, system, process, and method-of-use patent claims. We believe that our granted patents and pending applications collectively protect our internally developed intellectual property, both in terms of our existing products, as well as our anticipated pipeline of new offerings.

In July 2021, we acquired certain assets from Rochal, including intellectual property. With respect to the assets we acquired from Rochal and products developed following the Rochal acquisition, our patent portfolio includes, among others, eight issued U.S. patents, including U.S. Patent No. 8,829,053 entitled “Biocidal Compositions and Methods of Using the Same” (expiring December 7, 2031) relating to BIASURGE Surgical Irrigation, BIAKŌS Antimicrobial Skin & Wound Cleanser and BIAKŌS Antimicrobial Wound Gel, as well as over 100 issued patents in foreign jurisdictions. Following our acquisition by merger of Precision Healing in April 2022, our patent portfolio now includes, among others, five pending U.S. patent applications as well as one pending international patent application. Following the Applied Asset Purchase in August 2023, our portfolio also now includes, among others, nine additional U.S. patent applications, five trademarks, four 510(k) clearances and various domain names.

In 2024, our research and development team submitted 11 provisional patent applications covering innovations in proprietary antimicrobial technologies and hydrolyzed collagen, including novel formulations, treatment applications and key component advancements.

Our pending patent applications and new filings are representative of our ongoing efforts to broaden our portfolio as we continue developing new products for the surgical and wound and skincare markets. We intend to further grow our patent portfolio by continuing to patent new products as they are developed, to defend intellectual property as we believe necessary by actively pursuing any infringements, to pursue the commercial opportunities our patents provide for our innovations, and to continue to develop our brands and trademarks.

Sales and Marketing

As of December 31, 2024, we employed 40 U.S. based field sales representatives. Our field sales representatives are recruited based on their previous industry experience and professional performance. We constantly evaluate new markets and sales opportunities to add to our sales teams as warranted.

Our surgical products are sold through a growing network of surgical specialty distributors and Company representatives who are credentialed to demonstrate the products in surgical settings. Field sales representatives are initially trained through an internal learning management system, “SanaraU,” which gives them further product and surgical specialty training including wound etiology, operating room etiquette and credentialing requirements. After completing their internal training, new hire field sales representatives participate in field training with experienced field trainers to get insights into best practice as well as real world training. The initial training period lasts approximately eight weeks. Field sales representatives are supported by regular updated training modules on product information and best practices.

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

Manufacturing, Supply and Production

We do not own or operate our own manufacturing facilities. We rely on contract manufacturers to supply our products. Our contract manufacturing strategy is intended to drive cost leverage through scale and avoid high capital outlays and fixed costs associated with constructing and operating manufacturing facilities. Our manufacturing partners have internal compliance processes to maintain the high quality and reliability of our products.

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

Competition

The surgical wound care market is served by several large, multi-product line companies as well as a number of small companies. Our products compete with primary dressings, advanced wound care products, collagen matrices, surgical wound irrigation products and other biopharmaceutical products. Manufacturers and distributors of competitive products include Medline Industries, Inc., ConvaTec Group plc, 3M Company, Integra LifeSciences Holdings Corporation and numerous others. Many of our competitors are significantly larger than we are and have greater financial and personnel resources.

With respect to our comprehensive value-based care strategy, THP plans to offer a comprehensive wound care and dermatology strategy to expand cost-effective, high-quality wound and skincare to all patients throughout the care setting continuum. Although novel in its comprehensive offerings and solutions, there are existing competitors for each of the verticals in which THP plans to offer services and solutions. Any clinical wound care or dermatology physician provider group that has incorporated telemedicine into their practice could be considered competitive. However, most of these groups are not offering value-based care contracts to payers, integrating prevention into their programs, or enabling continuity across the different settings of care. Examples of large wound care specialty practices may include Vohra Physician Group, Healogics Specialty Physicians and WoundTech.

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

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance from the FDA through the 510(k) premarket notification process, the de novo classification process (summarized below), or the premarket approval application (“PMA”) process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and authorization by the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be assured by adherence to general controls that include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), as well as regulations requiring facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential unreasonable risk of illness or injury.

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance requirements, patient registries and FDA guidance documents describing device-specific special controls. While most Class I devices are exempt from the 510(k) premarket notification requirement, most Class II devices require a 510(k) premarket notification prior to commercialization in the United States; however, the FDA has the authority to exempt Class II devices from the 510(k) premarket notification requirement under certain circumstances. As a result, manufacturers of most Class II devices must submit 510(k) premarket notifications to the FDA under Section 510(k) of the FDCA (21 U.S.C. § 360(k)) in order to obtain the necessary clearance to market or commercially distribute such devices. To obtain 510(k) clearance, manufacturers must submit to the FDA adequate information demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (“preamendment device”) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If there is no adequate predicate to which the manufacturer can compare its proposed device, the proposed device is automatically classified as a Class III device. In such cases, the device manufacturer must then fulfill the more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the de novo classification process.

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

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health and devices that are not substantially equivalent to a predicate device are placed in Class III and generally require FDA approval through the PMA process, unless the device is a preamendment device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) premarket notification process. For a PMA, the manufacturer must demonstrate through extensive data, including data from preclinical studies and clinical trials, that the device is safe and effective. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QSR.

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

We and our research and development partners and contract manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. If the FDA believes we or any of our research and development partners or contract manufacturers are not in compliance with the QSR, or other postmarket requirements, it has broad authority to take significant enforcement actions to compel compliance. Specifically, if the FDA determines that we or our research and development partners or contract manufacturers failed to comply with applicable regulatory requirements, the agency can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

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

HCT/P Regulatory Requirements

Some of the products we currently market are regulated as biologics, more specifically as human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). They include (i) TEXAGEN, (ii) ACTIGEN, and (iii) ALLOCYTE Plus. HCT/Ps are regulated by the FDA’s Center for Biologics Evaluation and Research (“CBER”) or Center for Devices and Radiological Health (“CDRH”) depending on the type of product, how it is manufactured and its intended uses. HCT/Ps that meet all of the criteria described in 21 C.F.R. § 1271.10(a) are regulated by the CBER under Section 361 of the PHSA (42 U.S.C. § 264) and 21 C.F.R. Part 1271 only (“361 products”). Although 361 products do not require premarket review by the FDA prior to commercialization, manufacturers of 361 products must register with the FDA, submit a list of HCT/Ps manufactured, and comply with current good tissue practices (“cGTP”), among other things.

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

The Health Insurance Portability Accountability Act (“HIPAA”) also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA, as amended, modified the intent requirement under the certain portions of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. The ACA further created federal requirements for reporting, by applicable manufacturers of covered therapeutics, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

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

Employees

As of December 31, 2024, we had a staff of 141 full-time employees.

Corporate Information

We were incorporated in Texas on December 14, 2001. Our principal executive offices are located at 1200 Summit Ave, Suite 414, Fort Worth, Texas 76102, telephone number (817) 529-2300. Our website address is www.sanaramedtech.com. Information accessed through our website is not incorporated into this annual report and is not a part of this annual report.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC are also available free of charge through the Company’s investor relations website (https://www.sanaramedtech.com/investor-relations/) as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC and are available in print to any shareholder who requests them.

Item 1A. RISK FACTORS

The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. Below is a summary of our risk factors with a more detailed discussion following.

●	We have had a history of losses, which may continue as we expand our investment in THP.

●	Our revenue growth for a particular period is difficult to predict, and a shortfall in forecasted revenues may harm our operating results.

●	Our current comprehensive, value-based wound and skincare strategy involves growth through technology development acquisitions and investments, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

●	Failure to manage our growth strategy could harm our business.

●	If we are unable to compete within our markets or our products, services and technologies do not gain market acceptance, our financial condition and operating results could suffer.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

●	Our outstanding indebtedness is subject to certain operating and financial covenants that restrict our business and financing activities and may adversely affect our cash flow and our ability to operate our business.

●	We rely on our research and development partners to design, manufacture and supply certain products we have licensed for marketing. If we or one of our partners fails to perform adequately, fulfill our needs, or comply with regulations, we may be required to incur significant costs or even be subject to enforcement actions. We also may face significant delays in our product introductions and commercialization.

●	Revenue generated from the sale of certain products is dependent on license agreements with certain manufacturers, and the termination of any of these license agreements could harm our business.

●	Certain of our product candidates are still under development, and we may not be able to successfully commercialize any of these product candidates.

●	Our future success will largely depend on our ability to maintain and further grow clinical acceptance and adoption of our products, and we may be unable to adequately educate healthcare practitioners on the use and benefits of our products.

●	Disruption of, or changes in, our distribution model or customer base could harm our sales and margins.

●	Interruptions in the supply of our products or inventory loss may adversely affect our business, financial condition and results of operations.

●	Failure of any third-party assessments to demonstrate desired outcomes in proposed endpoints could have a negative impact on our business performance.

●	Increased prices for, or unavailability of, raw materials used in our products could adversely affect our business, financial condition and results of operations.

●	Our planned expansion into value-based wound, skincare and other services could have a material adverse effect on our business, financial condition and results of operations.

●	Our planned expansion into value-based wound, skincare and other services will require entrance into certain markets, in which, in some cases, we have limited experience, which may not be successful and could be costly.

●	If we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively.

●	CellerateRX Surgical is not currently protected by any pending patent application or any unexpired patent. CellerateRX Surgical may be subject to competition from the sale of substantially equivalent products that could adversely affect our business and operations.

●	We may be found to infringe on or violate the intellectual property rights of others.

●	Our business is affected by numerous regulations relating to the development, manufacture, distribution, labeling, marketing and sale of our products.

●	We are subject to various governmental regulations relating to the labeling, marketing and sale of our products.

●	If we fail to obtain or experience significant delays in obtaining regulatory clearances or approvals to market future medical device products, we will be unable to commercialize these products until such clearance or approval is obtained.

●	Delays in or changes to the FDA clearance and approval processes or ongoing regulatory requirements could make it more difficult for us to obtain FDA clearance or approval of new products or comply with ongoing requirements.

●	Disruptions in the FDA and other government agencies caused by leadership changes, funding shortages, or other legal or political pressures could hinder their ability to hire and retain key personnel, provide regulatory clarity, or otherwise prevent new products and services from being developed or commercialized in a timely manner or hinder our ability to continue marketing existing commercial products, which could negatively impact our business.

●	Failure to obtain or maintain adequate reimbursement or insurance coverage for our products could limit our ability to market those products and decrease our ability to generate revenue. Changes in reimbursement policies and regulations by governmental or other third-party payors may have an adverse impact on the use of our products.

●	We rely on our research and development partners to comply with applicable laws and regulations relating to product classification and when and what types of FDA marketing authorizations are needed to lawfully commercialize a new or updated medical product in the United States.

●	We and our employees and contractors are subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, including false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	We and our research and development partners’ use of PII, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could have a material adverse effect on our client base, business, financial condition and results of operations.

●	Our officers, employees, independent contractors, principal investigators, consultants and commercial partners may engage in misconduct or activities that are improper under other laws and regulations, which would create liability for us.

●	We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the United States.

●	Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, product liability lawsuits and other litigation and negative publicity that could materially adversely affect our reputation, business, results of operations and financial condition.

Risks Related to How We Operate Our Business

We have had a history of losses, which may continue as we expand our investment in THP.

We have incurred net losses in most years since we began our current operations in 2004. We plan to continue making significant investments in our THP operating segment, which will substantially increase our operating expenses. Consequently, we will need to continue our revenue growth to become profitable in future periods. If we fail to achieve profitability, our stock price may decline, and you may lose part or all of your investment.

Our revenue growth for a particular period is difficult to predict, and a shortfall in forecasted revenues may harm our operating results.

Our revenue growth and results of operations are potentially difficult to predict. We plan our operating expense levels based primarily on forecasted revenue levels. A shortfall in revenue could lead to operating results being below expectations, as we may not be able to quickly reduce our fixed expenses in response to short-term revenue shortfalls. We have experienced fluctuations in revenue and operating results from quarter to quarter and anticipate that these fluctuations will continue until we achieve a critical mass with our product and service sales. These fluctuations can result from a variety of factors, including:

●	economic conditions worldwide, including increases in inflation, as well as economic conditions specific to the healthcare industry, which could affect the ability of surgical and post-acute facilities to purchase our products and could result in a reduction in elective operative procedures;

●	governmental regulations, including those adopted in response to pandemics or other potential outbreaks;

●	the uncertainty surrounding our ability to attract new customers and retain existing customers;

●	changes in reimbursement rates for our products by government and private insurers;

●	the length and variability of our sales cycle, especially gaining approvals for the use of our products in additional hospitals and surgery centers, which makes it difficult to forecast the quarter in which our sales will occur;

●	issues including delays in the sourcing of our products;

●	the timing of regulatory approvals;

●	the timing of operating expense relating to the expansion of our business and operations;

●	changes in the pricing of our products and those of our competitors;

●	the development of new surgical wound care products or product enhancements by our competitors; and

●	actual events, circumstances, outcomes and amounts differing from assumptions and estimates used in preparing our operating plan and how well we execute our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of future results. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business.

Our current comprehensive, value-based wound and skincare strategy involves growth through technology development, acquisitions and investments, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

We may be unable to continue implementing our growth strategy, and our strategy ultimately may be unsuccessful. We engage in evaluations of potential acquisitions and investments and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition or investment could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. In addition, if we are unable to integrate businesses and operations that we have acquired or will acquire in the future, our profitability could suffer. These acquisitions and investments also involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business, as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. We may not be able to identify suitable acquisition or investment candidates in the future, obtain acceptable financing or consummate any future acquisitions or investments. In addition, certain potential acquisitions may be subject to antitrust and competition laws, which could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our value-based wound and skincare strategy, we may be unable to meet our financial targets, and our financial performance could be materially and adversely affected.

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

Competition from other medical device companies is significant and we could be significantly affected by new product introductions and other activities of market participants. We compete with other companies in acquiring rights to products or technologies from third-party developers. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of surgical wound care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize surgical wound care products on their own or through joint ventures. Although our products have performed well in customer evaluations, we are a relatively unknown brand in a market dominated by companies with extensive product lines and large customer bases. We may not, even with more efficacious products, be able to secure contracts and achieve significant growth with large national accounts.

In addition, if the anticipated full launch of our THP platform is successful, we will face competition from other value-based care providers. The public health emergency caused by the COVID-19 pandemic has led to the widespread adoption of telemedicine for most health care clinical specialties, including wound care and dermatology. As such, any clinical wound care or dermatology physician and/or provider group that has incorporated telemedicine into their practice could be considered competitive. If we are unable to compete with other value-based care providers, our operating results and financial condition may suffer.

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

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a term loan agreement with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (as amended from time to time, the “CRG Term Loan Agreement”), providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). The CRG Term Loan Agreement requires us and the Guarantors to maintain compliance with certain operating and financial covenants, which, among other things, limit our and the Guarantors’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions.

In addition, the CRG Term Loan Agreement requires us to maintain:

●	liquidity in an amount which shall exceed the greater of (i) $3.0 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of us by the creditors of such permitted debt; and

●	annual minimum revenue of at least: (i) $60.0 million for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, (ii) $75.0 million for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, (iii) $85.0 million for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, (iv) $95.0 million for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 and (v) $105.0 million during each twelve-month period beginning on January 1 of a given year thereafter.

A breach of any of the covenants under the CRG Term Loan Agreement, subject to certain cure periods, will result in an event of default. Any event of default under the CRG Term Loan Agreement could cause all of our outstanding indebtedness to become immediately due and payable, and a default interest rate of up to an additional 4.0% per annum may be applied to the outstanding loan balance. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Risks Related to Our Products and Our Product Pipeline

We rely on our research and development partners to design, manufacture and supply certain products we have licensed for marketing. If we or one of our partners fails to perform adequately, fulfill our needs, or comply with regulations, we may be required to incur significant costs or even be subject to enforcement actions. We also may face significant delays in our product introductions and commercialization.

While we expect to have the capability to develop certain of our pipeline in-house, we do not currently own any facility that may be used as a manufacturing and processing facility, and therefore rely on our research and development partners from whom we license most of the products we currently commercialize to design, manufacture and supply certain of our products.

We and our research and development partners responsible for manufacturing certain of our products and their contract manufacturers are obliged to operate in accordance with FDA’s current good manufacturing practices (“cGMP”), current good tissue practices (“cGTP”), and the QSR, as applicable, as well as other regulations applicable to medical product manufacturers. The manufacture of regulated medical products in compliance with cGMP, cGTP, and the QSR, as applicable, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including product stability and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced regulatory requirements, other federal and state regulatory requirements and foreign regulations. If we or our research and development partners or their contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to commercialize our products would be jeopardized.

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

Revenue generated from the sale of certain products is dependent on license agreements with certain manufacturers, and the termination of any of these license agreements could harm our business.

We rely on license agreements with certain manufacturers in order to sell certain of our products. Many of these license agreements are nonexclusive, and our license agreements generally have a term between one and five years. The license agreements are subject to renewal; however, the manufacturers may determine not to renew the agreements or to terminate the contracts pursuant to their terms. We cannot be certain that these license agreements will continue to be available to us or will be available to us on reasonable terms. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms or at all. The loss of, or inability to maintain, any of these license agreements could negatively impact our ability to sell our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare practitioners play a significant role in determining the course of a patient’s treatment and, ultimately, the type of products, if any, that will be used to treat the patient. As a result, our commercial success is dependent on our ability to educate practitioners on the use of our products in both surgical and post-acute care settings. Acceptance and adoption of our products in our markets depends on educating healthcare practitioners as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products, including potential comparisons to our competitors’ products, and on training healthcare practitioners in the proper application of our products. If we are not successful in convincing healthcare practitioners of the merits and advantages of our products compared to our competitors’ products, they may not use our products, and we will be unable to increase our sales and sustain growth or profitability.

Convincing healthcare practitioners to dedicate the time and energy necessary to properly train to use new products and techniques is challenging as healthcare practitioners may be hesitant to change their medical practices, and we may not be successful in these efforts. If healthcare practitioners are not properly trained, they may use our products ineffectively, resulting in unsatisfactory patient outcomes, negative publicity or lawsuits against us. Accordingly, even if our products show superior benefits, safety or efficacy, based on head-to-head clinical trials, in comparison to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for our products. If we fail to do so, our sales will not grow and our business, financial condition and results of operations will be adversely affected. We may not have adequate resources to effectively educate the medical community, and our efforts may not be successful due to physician resistance or negative perceptions regarding our products.

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

Risks Related to Our THP Platform and Planned Expansion into Value-Based Wound, Skincare and Other Services

Our planned expansion into value-based wound, skincare and other services could have a material adverse effect on our business, financial condition and results of operations.

Our planned expansion into value-based wound, skincare and other services subjects us to risks associated with the use of new and novel technologies, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to timely or successfully launch our service offerings. The success of these operations depends upon our ability to commercialize our service offerings, and our failure to do so could negatively affect our ability to generate revenue from these activities.

Our planned expansion into value-based wound, skincare and other services will require entrance into certain markets in which, in some cases, we have limited experience, which may not be successful and could be costly.

Our planned expansion into value-based wound, skincare and other services will require entrance into certain markets in which we have limited experience. While we intend to expand our staff with individuals with more experience in these markets and will closely scrutinize individuals we engage, we may not be able to retain or continue to hire well-qualified and experienced individuals or our assessment of individuals we retain may not be accurate. As we enter new markets, we will face new technological and operational risks and challenges with which we are unfamiliar and may incur significant costs. Entering new markets requires substantial management efforts and skills to mitigate these risks and challenges. Our lack of experience with certain of these new markets may result in unsuccessful new market entries. If we do not manage our entry into new markets properly, these costs and risks could harm our business, financial condition or results of operations.

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

Such third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us, our operations and our products. These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claim assertions, particularly in the United States. Because of the existence of a large number of patents in the healthcare field, the secrecy of some pending patent applications and the rapid rate of issuance of new patents, we believe that it is not economically practical or even possible to determine in advance whether a product or any of its components is completely free of infringement of the patent rights of others even when we take reasonably objective steps to determine that relevant patent rights might exist and, if so, to evaluate such patent rights relative to our proposed and actual products and methods with patent counsel. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to cease developing, selling or otherwise commercializing one or more of our products; to pay substantial damages for past use of the asserted intellectual property; to obtain a license from the holder of the asserted intellectual property, which may not be available on reasonable terms, if at all; and redesign, or rename in the case of trademark claims, our product(s) to avoid such third party rights, which may not be possible or which could be costly and time-consuming. Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a noninfringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable and the resources required to engage in a full defense of such allegations, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop noninfringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business could be materially and adversely affected.

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

Disruptions in the FDA and other government agencies caused by leadership changes, funding shortages, or other legal or political pressures could hinder their ability to hire and retain key personnel, provide regulatory clarity, or otherwise prevent new products and services from being developed or commercialized in a timely manner or hinder our ability to continue marketing existing commercial products, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Further, the recent presidential election and congressional seat turnover may result in increased regulatory and economic uncertainty, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on January 20, 2025, President Trump announced an executive order establishing the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving our industry. However, the nature and timing of such potential changes remain highly uncertain. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our business, but material adverse effects are possible.

Failure to obtain or maintain adequate reimbursement or insurance coverage for our products could limit our ability to market those products and decrease our ability to generate revenue. Changes in reimbursement policies and regulations by governmental or other third-party payors may have an adverse impact on the use of our products.

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

We rely on our research and development partners, from whom we license most of the products we currently commercialize, to determine the appropriate classification for each such product and to comply with applicable regulations related to obtaining the proper marketing authorization. With respect to each medical device product we license, our respective research and development partner designs the product and determines whether the device should be classified as a Class I, II, or III device and the appropriate FDA marketing authorization pathway to pursue (i.e., 510(k), PMA or de novo classification). In addition, we rely on our research and development partners to determine whether specific legal or regulatory definitions or exemptions apply to particular medical products, which individually may be subject to FDA oversight as a device, drug, biologic or human cellular or tissue-based product. The FDA has broad regulatory authority to interpret and enforce the laws and regulations that govern medical products in commercial distribution, and any adverse determination by the FDA relating to one of our licensed products could require significant cost and effort to comply.

Certain devices that we market under a license (or that we have acquired or have, otherwise, obtained commercialization rights in the United States) have been updated or modified since their initial 510(k) clearance. Depending on the nature of the updates or modifications made to a 510(k)-cleared device, the FDA may require the submission (and clearance) of a new 510(k). More specifically, any modification that could significantly affect the cleared device’s safety or effectiveness, or that would constitute a significant change in its intended use, will require a new 510(k) clearance. The FDA requires device manufacturers to make the initial determination as to whether a proposed modification to a cleared device requires a new 510(k) submission, but the FDA can review any such decision not to submit a new 510(k) (if it becomes aware of the modifications during an inspection or otherwise) and may disagree with the manufacturer’s determination that the given modification(s) did not require new clearance. If the FDA finds that a manufacturer has improperly marketed a modified device (for which the FDA has determined that a new 510(k) is required) under the original device’s 510(k), the FDA may mandate that the manufacturer cease marketing and/or recall the modified device until the requisite clearance is obtained, in addition to one or more other enforcement actions. FDA may disagree with our partners’ decisions not to submit new 510(k) notifications for those of our 510(k)-cleared devices that have been updated or modified since their initial clearance, in which case, we may be subject to a wide range of FDA enforcement actions, including, but not limited to, warning letters, fines, and other penalties, and our business will be adversely affected, as we would likely be required to cease commercialization (and, possibly, conduct a recall) of the modified product(s) at-issue and may incur additional expenses in connection with the preparation and submission of a new 510(k).

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

We and our research and development partners’ use of PII, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could have a material adverse effect on our client base, business, financial condition and results of operations.

Numerous state and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which likely includes us. HIPAA requires healthcare providers and business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. HIPAA also authorizes each state’s Attorney General to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

We have not paid, and we are unlikely to pay in the near future, cash dividends on our securities. Because we have no plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

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

As of March 18, 2025, our directors beneficially owned, including through their affiliates, approximately 41% of our outstanding common stock. As a result, our directors and their affiliates could have the ability to exert substantial influence over all matters requiring approval by our shareholders, including (i) the election and removal of directors, (ii) any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions and (iii) any amendment to our Amended and Restated Certificate of Formation (the “Certificate of Formation”). This concentration of control could be disadvantageous to other shareholders having different interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors sometimes perceive disadvantages in owning stock in companies with controlling shareholders.

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

Our Certificate of Formation contains a provision eliminating a director’s personal liability for acts or omissions in the director’s capacity as a director to the fullest extent permitted under Texas law. Pursuant to the TBOC, a corporation has the power to indemnify its directors and officers against judgments and certain expenses other than judgments that are actually and reasonably incurred in connection with a proceeding, provided that there is a determination that the individual acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe the individual’s conduct was unlawful. However, no indemnification may be made in respect of any proceeding in which such individual is liable to the corporation or improperly received a personal benefit and is found liable for willful misconduct, breach of the duty of loyalty owed to the corporation, or an act or omission deemed not to be committed in good faith.

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

Our shares of common stock are currently listed for trading on The Nasdaq Capital Market under the symbol “SMTI.” If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market, LLC (“Nasdaq”), such as the corporate governance requirements, the shareholder’s equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when our shareholders wish to do so. In the event of a delisting, we expect that we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Our Business – Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”

ITEM 2. PROPERTIES

We do not own any buildings or other real property. As of December 31, 2024, our leased office space in Fort Worth, Texas consisted of approximately 11,414 square feet of rentable space located in Summit Office Park, a twin-building, mid-rise, 242,000 square foot office park located on the perimeter of the Fort Worth central business district. In March and September of 2023, we amended our primary office lease to obtain additional space, as well as to extend the lease term. The lease had a remaining lease term of 72 months as of December 31, 2024. In March 2025, we increased our lease office space in Fort Worth, Texas by approximately 3,900 square feet.

Our leased office space in San Antonio, Texas consists of approximately 7,289 square feet of rentable space located in a 14,500 square foot office park in an industrial district in San Antonio, Texas. This lease had a remaining lease term of eight months as of December 31, 2024. We are currently evaluating our renewal options for this lease.

Our leased office space in Orlando, Florida represents a lease we assumed in connection with our acquisition of Scendia Biologics, LLC. The lease consists of approximately 7,684 square feet in a 22,947 square foot office building. However, we are co-tenants in the lease with an unaffiliated company with our share of the lease being agreed to as 40% or approximately 3,074 square feet. The lease had a remaining term of two months as of December 31, 2024 and was not renewed.

We periodically enter into operating lease contracts for office space and equipment. Arrangements are evaluated at inception to determine whether such arrangements constitute a lease. In accordance with the transition guidance of Accounting Standards Codification Topic No. 842, such arrangements are included in our balance sheet.

See Note 7 to the consolidated financial statements for additional information on our operating leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the trading symbol “SMTI.” The closing price of our common stock as reported by Nasdaq on March 18, 2025, was $33.64.

Record Holders

As of March 18, 2025, there were 310 shareholders of record and there were 8,901,903 shares of common stock issued and outstanding. The number of shareholders of record does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

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

OVERVIEW

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Our products, services and technologies are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for patients regardless of where they receive care. Through our two operating segments, Sanara Surgical and Tissue Health Plus (“THP”), we strive to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and are continually seeking to expand our offerings for patients requiring treatments across the entire continuum of care in the United States.

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

Sanara Surgical

Our Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that supports a local environment for surgical sites to aid in the natural wound healing process, and BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Our Sanara Surgical segment also includes an in-house research and development team, Rochal Technologies, with an extensive pipeline of innovative products under development.

Tissue Health Plus

Our value-based care segment, THP, is focused on value-based wound care services. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target market for this program.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community based care spans a variety of settings, including physician offices, skilled nursing facilities, assisted living facilities and senior living facilities. THP programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment.

Summary of Our Product, Service and Technology Offerings and Development Programs

Sanara Surgical Products

Our Sanara Surgical segment markets and distributes surgical, wound and skincare products to physicians, hospitals, clinics, and post-acute care settings. Our products are primarily sold in the U.S. surgical tissue repair and advanced wound care markets. We believe we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements. We are constantly seeking long-term strategic partnerships with a focus on products that improve outcomes at a lower overall cost.

CellerateRX Surgical

CellerateRX Surgical is a medical hydrolysate of Type I bovine collagen indicated for the management of surgical, traumatic, and partial and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical powder is sterilized, packaged and designed specifically for use in the operating room or other sterile environment. CellerateRX Surgical products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons on surgical wounds. The majority of CellerateRX Surgical products are used for a variety of surgical wounds, including those associated with orthopedic, spine, trauma and oncologic procedures. Additional surgical wounds that may benefit from the use of CellerateRX Surgical include cardiovascular, gynecologic, urologic, vascular and plastic/reconstructive related procedures.

CellerateRX Surgical is used in operative cases where patients might have trouble healing normally due to underlying health complications. There is always a risk of complication with surgical wounds. This is especially true in patients with certain comorbidities, including obesity, diabetes and hypertension. These complications can include surgical wound infections, dehiscence (where an incision opens after primary closure) and necrosis. Surgeons use CellerateRX Surgical to complement the body’s normal healing process. By supporting the body to heal normally without complications, improved patient outcomes are achieved, thereby reducing downstream costs related to complications (such as re-operation, longer hospitalization, re-admittance, extended rehabilitative care and other additional treatments). Surgical wound complications have become increasingly problematic due to the high rates of surgical patient comorbidities and the financial strain on insurance payors as well as hospitals who suffer exorbitant costs for readmission of these patients within 90 days of surgery.

BIASURGE

BIASURGE is a 510(k) cleared sterile no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms in the solution. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds. First sales of BIASURGE occurred in November 2023.

FORTIFY TRG

FORTIFY TRG Tissue Repair Graft (“FORTIFY TRG”) is a freeze-dried, multi-layer small intestinal submucosa extracellular matrix sheet. The graft is 510(k) cleared for implantation to reinforce soft tissue, is terminally sterilized, has a thin profile, is available in multiple sizes, and can be cut to size to accommodate the patient’s anatomy. FORTIFY TRG is provided sterile and can be hydrated with autologous blood fluid. First sales of this product occurred in the fourth quarter of 2021.

FORTIFY FLOWABLE

FORTIFY FLOWABLE Extracellular Matrix (“FORTIFY FLOWABLE”) is an advanced wound care device that presents small intestine submucosa extracellular matrix technology in a way that can fill irregular wound shapes and depths. FORTIFY FLOWABLE is indicated for the management of wounds, including partial and full-thickness wounds, pressure ulcers, venous leg ulcers, diabetic foot ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence sites), traumatic wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. FORTIFY FLOWABLE is provided sterile and is intended for one-time use. It is a 510(k) cleared product. First sales of this product occurred in the first quarter of 2022.

Other Surgical Products

TEXAGEN Amniotic Membrane Allograft is a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured for securement if needed. BiFORM is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site. It can be hydrated and used as a strip or molded into a putty to fill a bone defect. ACTIGEN Verified Inductive Bone Matrix is a naturally derived, differentiated allograft matrix with robust handling properties. ALLOCYTE Plus is a human allograft cellular bone matrices containing bone-derived progenitor cells and conformable bone fibers. These viable cellular allografts are ready to use upon thawing and have fibrous handling properties.

Tissue Health Plus Services and Technology

In June 2020, we formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skincare virtual consult services. In 2024, United Wound and Skin Solutions, LLC was renamed to Tissue Health Plus, LLC. THP is continuing its current mission to simplify skin health, starting with value-based wound care through a refined business plan. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target segment for this program. THP services are not expected to directly involve telemedicine or virtual consult services, and such services are no longer a primary focus of THP.

We anticipate that THP’s customer contracts will have three-to-five-year terms. These contracts are expected to incorporate a mix of value-based pricing methodologies including episodic, “per member per month,” and “fee for value” pricing. We believe this approach is aligned with the financial goals of the payers and will help deliver outstanding clinical outcomes for the patients.

Our vision for our comprehensive approach consists of three key sets of planned capabilities:

(a)	Care Hub – This virtual patient monitoring, care coordination and navigation center is expected to help doctors and nurses support their patients throughout their wound care journey, from prevention to treatment. We expect to have Care Hub staffed by wound care certified nurse practitioners (“NPs”) and registered nurses (“RNs”), incorporating care delivery best practices from partnerships with Direct Dermatology Inc. and certain physician-led multispecialty wound care groups. With NPs leading Care Hub, RNs are expected to be the wound specialists, providing patients with expert review and support of the overarching plan of care on each patient’s journey through the process. In addition, care navigators are expected to serve as a primary point of contact for patients and their providers, coordinating care, managing appointments and ensuring seamless communication among all team members.

(b)	Managed Services Organization (“MSO”) Network – With respect to patient-side wound care, our plan is that THP’s programs would be performed by a network of third-party providers who will be contracted through managed services agreements. These providers would include podiatrists, wound care provider groups, primary care physicians, and home health agencies. The providers in the THP network are expected to leverage THP’s standard of care, patient education and tools to deliver optimal patient outcomes with high predictability and efficiency.

(c)	Technology Platform – THP’s technology platform will focus on scaling workflows of THP’s Care Hub and MSO Network through automation and integration. We expect the THP technology platform to enable enhanced patient empowerment and self-healthcare. We anticipate that our platform will leverage our technology investments and partnerships with Precision Healing Inc. (“Precision Healing”), Pixalere Healthcare, Inc. (“Pixalere”) and others, by leveraging modern technology including artificial intelligence and machine learning. Our platform technology is expected to manage program economics, standards of care, patient monitoring, wound assessments, network performance monitoring, and revenue cycle management. We expect that each of these components will work in concert with each other, constantly improving economics and care delivery.

We are seeking partners to facilitate commercialization of THP and share in the cost of development of the program.

SI Healthcare Technologies Joint Venture

In November 2022, we established a 50/50 joint venture, SI Healthcare Technologies, LLC (“SI Technologies”) (formerly known as SI Wound Care, LLC), with InfuSystem Holdings, Inc. (“InfuSystem”) focused on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products, including our advanced wound care product line and Chemo Mouthpiece, a 510(k) cleared oral cryotherapy device that SI Technologies currently has the right to distribute and sell in the United States.

Tufts University License Agreement

In December 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Pursuant to the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement.

RECENT DEVELOPMENTS

CRG Term Loan

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). In April 2024, our first borrowing (the “First Borrowing”) under the CRG Term Loan of $15.0 million was used to repay the Cadence Term Loan and to pay fees and expenses related to the CRG Term Loan Agreement. In September 2024, we borrowed an additional $15.5 million under the CRG Term Loan (the “Second Borrowing”), a portion of the proceeds of which were used for the investment in ChemoMouthpiece, LLC (“CMp”) described below. On March 19, 2025, we and the Guarantors entered into the First Amendment to the Term Loan Agreement with the Agent and the lenders party thereto from time to time (the “CRG Amendment”) to provide for up to two additional borrowings following the Second Borrowing under the CRG Term Loan, which must occur on or prior to December 31, 2025, if at all.

ChemoMouthpiece Investment

On September 10, 2024, Sanara CMP LLC, a wholly owned subsidiary of the Company (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with CMp, pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, which represented approximately 6.64% of the issued and outstanding membership interests of CMp immediately following such purchase. Subsequent to our initial investment in CMp, units of CMp were sold to other investors, thereby decreasing our ownership of CMp to 6.59% as of December 31, 2024. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis.

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

BMI Investment

On January 16, 2025 (the “Execution Date”), we entered into a Licensing and Distribution Agreement (the “BMI License Agreement”) with Biomimetic Innovation Limited, a privately-held medical device company headquartered in Shannon, Co. Clare Ireland (“BMI”), pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “BMI Products”), for use in the treatment of a wound or injury caused by a traumatic incident. Pursuant to the BMI License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for an initial five-year term, which term may be automatically renewed for successive two-year periods at our discretion, provided that we are in compliance with our obligations thereunder (the “BMI Term”).

In connection with the BMI License Agreement, on the Execution Date, we entered into a Share Subscription and Shareholders’ Agreement (the “BMI Subscription Agreement”) with The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we agreed to contribute up to approximately €8.0 million to BMI through a series of capital contributions in exchange for an aggregate of 16,460 ordinary shares of BMI, constituting approximately 12.5% of the outstanding equity of BMI as of the Execution Date. We made an initial cash investment totaling approximately €3.0 million on the Execution Date, and our previously announced convertible loan to BMI was converted into €1.0 million of equity in BMI. Pursuant to the BMI Subscription Agreement, the remaining €4.0 million contribution is due upon the achievement of certain development, clinical and regulatory milestones (the “Milestones”), which are expected to occur at various points during 2025. For more information regarding the BMI License Agreement and BMI Subscription Agreement, see the “Liquidity and Capital Resources” section below.

COMPONENTS OF RESULTS OF OPERATIONS

Sources of Revenue

Our revenue is derived primarily from sales of our soft tissue repair and bone fusion products to hospitals and other acute care facilities. In particular, the substantial majority of our product sales revenue is derived from sales of CellerateRX Surgical. Our revenue is driven by direct orders shipped by us to our customers, and to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when a purchase order is received from the customer and our product is received by the customer. Prior to 2024, we recognized royalty revenue from a development and licensing agreement with BioStructures, LLC. Under the terms of the development and license agreement, royalties of 2% were recognized on sales of products containing our patented resorbable bone hemostasis. The minimum annual royalty due to us was $201,000 per year throughout the life of the patent, which expired in 2023.

Revenue streams from product sales and royalties are summarized below for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Soft tissue repair products	$76,125,012	$54,836,410
Bone fusion products	10,547,413	9,952,432
Royalty revenue	—	201,000
Total Net Revenue	$86,672,425	$64,989,842

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

Operating Expenses

Selling, general and administrative (“SG&A”) consists primarily of salaries, sales commissions, benefits, bonuses and share-based compensation. SG&A also includes outside legal counsel fees, audit fees, insurance premiums, rent and other corporate expenses. We expense all SG&A as incurred.

Research and development (“R&D”) includes costs related to enhancements to our currently available products and additional investments in our product, services and technologies development pipeline. This includes personnel-related expenses, including salaries, share-based compensation and benefits for all personnel directly engaged in R&D activities, contracted services, materials, prototype expenses and allocated overhead, which is comprised of compensation and benefits, lease expense and other facilities related costs. We expense R&D costs as incurred. We generally expect that R&D will increase as we continue to support product enhancements and to bring new products to market.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets that have a finite life, such as product licenses, patents and intellectual property, customer relationships and assembled workforces.

Change in fair value of earnout liabilities represents our measurement of the change in fair value at the balance sheet date of our earnout liabilities that were established at the time of our Precision Healing merger and acquisition of Scendia Biologics, LLC (“Scendia”).

Other Income (Expense)

Other income (expense) is primarily comprised of interest expense and other nonoperating activities.

RESULTS OF OPERATIONS

The following table presents certain information about the results and Segment Adjusted EBITDA (as described below) of our reportable business segments. See Note 14, Segment Reporting, in Part II, Item 8 of this report for more information on our reportable business segments:

	Year Ended December 31,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$86,672,425	$-	$86,672,425	$64,987,112	$2,730	$64,989,842
Cost of goods sold	8,139,901	-	8,139,901	7,843,721	8,965	7,852,686
Selling, general and administrative	71,673,642	4,886,221	76,559,863	54,826,852	2,167,901	56,994,753
Research and development	2,828,663	2,874,699	5,703,362	902,782	3,229,643	4,132,425
Depreciation and amortization	2,785,829	2,137,395	4,923,224	2,046,859	1,628,167	3,675,026
Change in fair value of earnout liabilities	(14,451)	(1,924,000)	(1,938,451)	(1,298,336)	(2,151,559)	(3,449,895)
Other expense	3,196,424	-	3,196,424	224,749	-	224,749
Net income (loss)	$(1,937,583)	$(7,974,315)	$(9,911,898)	$440,485	$(4,880,387)	$(4,439,902)
Segment Adjusted EBITDA	$9,148,722	$(6,457,415)	$2,691,307	$5,289,634	$(5,162,387)	$127,247

Net Revenue. For the year ended December 31, 2024, we generated net revenue of $86.7 million compared to net revenue of $65.0 million for the year ended December 31, 2023, a 33% increase over the prior year. The higher net revenue in 2024 was primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical and BIASURGE, and certain bone fusion products as a result of our increased market penetration, geographic expansion and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets. In addition, during the fourth quarter of 2024, we experienced a growth in sales of BIASURGE as a result of supply chain issues and shortages of intravenous (“IV”) fluids and saline solutions due to Hurricane Helene. BIASURGE revenues returned to normal levels in the first quarter of 2025 as access to IV fluids and saline solutions used for the treatment of wound irrigation was restored.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2024 was $8.1 million compared to cost of goods sold of $7.9 million for the year ended December 31, 2023. The higher gross margins realized in 2024 were due to increased sales of soft tissue repair products, particularly CellerateRX Surgical, and the elimination of royalties paid on the sales of CellerateRX Surgical as a result of the Applied Asset Purchase (as described in further detail in the “Liquidity and Capital Resources” section below.

Gross Profit. On a consolidated basis, we generated gross profit of $78.5 million for the year ended December 31, 2024 compared to gross profit of $57.1 million for the year ended December 31, 2023, a 37.4% increase over the prior year period. The higher gross profit in 2024 was primarily due to increased sales of soft tissue repair products, particularly CellerateRX Surgical and BIASURGE, as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Selling, general and administrative. SG&A for the year ended December 31, 2024 was $76.6 million compared to SG&A of $57.0 million for the year ended December 31, 2023. The higher SG&A expenses in 2024 were primarily due to increased direct sales and marketing expenses, which accounted for approximately $13.0 million of the increase compared to the prior year period. Our 2024 SG&A also included $4.9 million of costs related to the buildout of our THP platform and infrastructure, $1.0 million of executive separation costs and $1.4 million of acquisition costs related to prospective investments.

Research and development. R&D for the year ended December 31, 2024 was $5.7 million compared to R&D of $4.1 million for the year ended December 31, 2023. The higher R&D in 2024 was primarily due to development projects associated with surgical product candidates.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2024 was $4.9 million compared to depreciation and amortization of $3.7 million for the year ended December 31, 2023. The increase in depreciation and amortization in 2024 was primarily due to amortization of intangible assets acquired as part of the Applied Asset Purchase, which closed in August 2023, and a $0.5 million non-cash charge during the fourth quarter of 2024 to write-off the remaining net book value of certain THP internal use software assets.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was a benefit of $1.9 million for the year ended December 31, 2024 compared to a benefit of $3.4 million for the year ended December 31, 2023. The benefit recognized in 2024 was due to a decrease in the estimated fair value of earnout liabilities associated with the Precision Healing merger, as well as adjustments to the projected timing of payments related to the Applied Asset Purchase earnout.

Other expense. Other expense for the year ended December 31, 2024 was $3.2 million compared to $0.2 million for the year ended December 31, 2023. Other expense for the year ended December 31, 2024 primarily included higher interest expense and fees related to the CRG Term Loan.

Net loss. For the year ended December 31, 2024, we had a net loss of $9.9 million, compared to a net loss of $4.4 million for the year ended December 31, 2023. Our net loss included $8.0 million and $4.9 million related to our THP segment for the year ended December 31, 2024 and 2023, respectively. The higher net loss in 2024 was primarily due to higher costs related to the buildout of our THP platform and infrastructure, increased interest expense related to the CRG Term Loan, lower benefits realized in connection with changes in fair value of earnout liabilities, and higher amortization of our acquired intangible assets, partially offset by higher gross profit.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. We define Segment Adjusted EBITDA for the reportable segments as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investments, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on the disposal of property and equipment, as each are applicable to the periods presented. We have historically presented this profitability measure as Segment EBITDA and, starting with the fourth quarter ended December 31, 2024, are presenting it as Segment Adjusted EBITDA. The definition and methodology for calculating this measure has remained unchanged. Segment Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP.

We believe Segment Adjusted EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items, such as change in fair value of earnout liabilities, when calculating Segment Adjusted EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures include that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following table provides a reconciliation of net income (loss) to Segment Adjusted EBITDA for our business segments for the periods indicated below:

	Year Ended December 31,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(1,937,583)	$(7,974,315)	$(9,911,898)	$440,485	$(4,880,387)	$(4,439,902)
Adjustments:
Interest expense	3,128,395	-	3,128,395	475,783	-	475,783
Interest income	(21,978)	-	(21,978)	-	-	-
Depreciation and amortization (1)	2,785,829	2,137,395	4,923,224	2,046,859	1,628,167	3,675,026
Noncash share-based compensation	3,969,008	138,245	4,107,253	3,201,330	241,392	3,442,722
Change in fair value of earnout liabilities	(14,451)	(1,924,000)	(1,938,451)	(1,298,336)	(2,151,559)	(3,449,895)
Share of losses from equity method investments	90,007	-	90,007	-	-	-
Executive separation costs (2)	964,466	-	964,466	-	-	-
Acquisition costs (3)	185,029	1,165,260	1,350,289	423,513	-	423,513
Segment Adjusted EBITDA	$9,148,722	$(6,457,415)	$2,691,307	$5,289,634	$(5,162,387)	$127,247

(1) Includes a $506,836 non-cash charge during the fourth quarter of 2024 to write-off the remaining net book value of certain THP internal use software assets.

(2) Includes $328,795 of share-based compensation related to executive separation costs for the year ended December 31, 2024.

(3) Acquisition costs include legal, tax and accounting services related to prospective acquisitions.

For the year ended December 31, 2024, our Segment Adjusted EBITDA was $2.7 million compared to $0.1 million for the year ended December 31, 2023. Our Segment Adjusted EBITDA included $(6.5) million and $(5.2) million related to our THP segment for the year ended December 31, 2024 and 2023, respectively. The higher Segment Adjusted EBITDA in 2024 was primarily due to higher net revenue and gross profit as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2024 was $15.9 million, compared to $5.1 million at December 31, 2023. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. We expect to continue to investment in the THP strategy in preparation for launch of our first pilot program with a wound care provider group during the second quarter of 2025. We expect our continued investment over the first half of 2025 is currently estimated at $7.5 million to $10.0 million. We are pursuing financial partners to invest in the execution of this strategy.

We expect our future needs for cash to include the funding of our additional investment in THP, potential acquisitions, further development of our products, services and technologies pipeline, clinical studies, repayment of debt as it becomes due and for general corporate purposes. If we seek to consummate acquisitions in the future, we expect to finance such acquisitions with the proceeds from equity or debt issuances. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and available proceeds from the CRG Term Loan discussed herein, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next 12 months. As of December 31, 2024, there was $24.5 million available for future borrowing under the CRG Term Loan.

At-the-Market Offering

In February 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we could offer and sell from time to time, to or through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million.

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

Applied Asset Purchase

On August 1, 2023, we entered into an asset purchase agreement (the “Applied Purchase Agreement”) by and among the Company, Sanara MedTech Applied Technologies, LLC (“SMAT”), The Hymed Group Corporation, Applied and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Sellers and the Owner, including, among others, the Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets (the “Applied Purchased Assets”) and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement) upon the terms and subject to the conditions set forth in the Applied Purchase Agreement. The transaction closed on August 1, 2023. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million (the “Stock Closing Consideration”) and (iii) $2.5 million in cash, to be paid in four equal installments on each of the next four anniversaries of the Closing (the “Installment Payments”). The first Installment Payment of $625,000 was made in August 2024.

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

Cadence Loan Agreement

On August 1, 2023, we, as guarantor, and our wholly owned subsidiary SMAT, as borrower, entered into a loan agreement (the “Cadence Loan Agreement”) with Cadence Bank (“Cadence”) that provided for, among other things, a term loan in the aggregate principal amount of up to $12.0 million, which was evidenced by an advancing promissory note. Pursuant to the Cadence Loan Agreement, Cadence agreed to make, at any time and from time to time prior to February 1, 2024, one or more advances to SMAT. On August 1, 2023, Cadence made an advance under the Cadence Term Loan for $9.75 million, the proceeds of which were used to fund the Cash Closing Consideration for the Applied Asset Purchase. The Cadence Term Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence were terminated and released in April 2024.

CRG Term Loan Agreement

On April 17, 2024, we entered into the CRG Term Loan Agreement by and among us, as borrower, the Guarantors, the Agent and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. On the Closing Date, the First Borrowing of $15.0 million was made to repay the Cadence Term Loan and to pay certain fees and expenses related to the CRG Loan Agreement. The remaining proceeds of $4.5 million were distributed to us. As a result, the Cadence Term Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence were terminated and released.

On September 4, 2024, pursuant to our option under the CRG Term Loan Agreement, we borrowed an additional $15.5 million under the CRG Term Loan Agreement (the “Second Borrowing”). We used $5.0 million of the proceeds of the Second Borrowing for the investment in CMp (discussed in more detail below). Prior to the CRG Amendment, pursuant to the CRG Term Loan Agreement, we were entitled to one additional borrowing, which was required to occur on or prior to June 30, 2025 and be at least $5.0 million or a multiple of $5.0 million. On March 19, 2025, we entered into the CRG Amendment, which amended the CRG Term Loan Agreement to, among other things, (i) entitle us to two additional borrowings following the Second Borrowing, which borrowings must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. Any additional borrowings under the CRG Term Loan will be subject to the satisfaction of certain conditions, including the Agent having received certain fees.

The First Borrowing, Second Borrowing and any additional borrowings under the CRG Term Loan are due and payable on March 30, 2029 (the “Maturity Date”), absent any acceleration.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing and $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing. As of December 31, 2024, there was $30.5 million of principal outstanding and $24.5 million available for future borrowing under the CRG Term Loan.

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

The CRG Term Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and the Guarantors’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Term Loan Agreement contains the following financial covenants requiring us and the Guarantors in the aggregate to maintain:

●	liquidity in an amount which shall exceed the greater of (i) $3.0 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of us by the creditors of such permitted debt; and

●	annual minimum revenue of at least (i) $60.0 million for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, (ii) $75.0 million for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, (iii) $85.0 million for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, (iv) $95.0 million for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 and (v) $105.0 million during each twelve-month period beginning on January 1 of a given year thereafter.

As of December 31, 2024, we were in compliance with all debt covenants.

ChemoMouthpiece Investment

On September 10, 2024, Sanara CMP entered into the Unit Purchase Agreement with CMp, pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interests of CMp immediately following such purchase. Subsequent to our initial investment in CMp, additional units of CMp were sold to other investors, thereby decreasing our ownership of CMp to 6.59% as of December 31, 2024.

In connection with the Unit Purchase Agreement, we, CMp, certain subsidiaries of CMp, InfuSystem and SI Technologies, entered into the Distribution Agreement pursuant to which SI Technologies was appointed as the sole and exclusive U.S. distributor of the CMp Product for a term of five years, subject to meeting certain minimum order requirements.

The parties to the Distribution Agreement also entered into an Intellectual Property Rights Agreement, pursuant to which SI Technologies was granted the exclusive right to use CMp’s intellectual property rights to permit resale and use of the CMp Product in the United States.

BMI Investment

On January 16, 2025, we entered into the BMI License Agreement with BMI, pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic, as well as ARC, for use in the treatment of a wound or injury caused by a traumatic incident.

Pursuant to the License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for the BMI Term, provided that we are in compliance with its obligations thereunder. From the Execution Date until October 13, 2025, we have an exclusive option to negotiate exclusive distribution rights for the BMI Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement.

The BMI License Agreement requires that we pay BMI Quarterly Royalties based on a percentage of the Net Sales Value (as defined in the License Agreement) of the Products during the BMI Term, with the applicable percentage of the Net Sales Value for OsStic being in the mid-single digit range. Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of the Net Sales Value for ARC at a future date. The BMI License Agreement also requires that we pay BMI minimum royalty payments being in the low to mid six figure range for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product.

In connection with the BMI License Agreement, on the Execution Date, we entered into the Subscription Agreement, pursuant to which we agreed to contribute up to approximately €8.0 million to BMI through a series of capital contributions in exchange for an aggregate of 16,460 ordinary shares of BMI, constituting approximately 12.5% of the outstanding equity of BMI as of the Execution Date. We made an initial cash investment totaling approximately €3.0 million on the Execution Date, and the Company’s previously announced convertible loan to BMI was converted into €1.0 million of equity in BMI. Pursuant to the Subscription Agreement, the remaining €4.0 million contribution is due upon the achievement of the Milestones, which are expected to occur at various points during 2025.

Cash Flow Analysis

For the year ended December 31, 2024, net cash used in operating activities was $23,784 compared to $3.2 million used in operating activities for the year ended December 31, 2023. The lower use of cash in operating activities in 2024 was largely due to our net revenue growth outpacing the growth of our cash operating expenses and partly due to the timing of cash expenditures for certain accrued payables.

For the year ended December 31, 2024, net cash used in investing activities was $6.6 million compared to $10.2 million used in investing activities during the year ended December 31, 2023. Cash used in investing activities during 2024 primarily included $5.3 million for our investment in CMp and $1.1 million for the funding of a convertible loan related to our minority investment in BMI. Cash used in investing activities during 2023 primarily included $9.9 million used for the Applied Asset Purchase.

For the year ended December 31, 2024, net cash provided by financing activities was $17.4 million compared to $9.6 million provided by financing activities for the year ended December 31, 2023. The increase in cash provided by financing activities during the year ended December 31, 2024 was due to the receipt of proceeds from the CRG Term Loan, which were partially offset by the payoff of the Cadence Term Loan and the final earnout payment of approximately $1.1 million related to the Scendia earnout.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

CellerateRX Surgical Sublicense Agreement

On August 1, 2023, we acquired, among other things, the underlying intellectual property of, as well as the rights to manufacture and sell, CellerateRX Surgical from Applied for human wound care use. Prior to such time, we had licensed the rights to these products through a sublicense agreement (the “Sublicense Agreement”) with CGI Cellerate RX, LLC (“CGI Cellerate RX”), an affiliate of The Catalyst Group, Inc. (“Catalyst”), both of which are related parties. Prior to the Applied Asset Purchase, we paid royalties based on the annual Net Sales of licensed products (as defined in the Sublicense Agreement) consisting of 3% of all collected Net Sales each year up to $12.0 million, 4% of all collected Net Sales each year that exceed $12.0 million up to $20.0 million, and 5% of all collected Net Sales each year that exceed $20.0 million. Ronald T. Nixon, our Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

In connection with the Applied Asset Purchase, Applied assigned its license agreement with CGI Cellerate RX to SMAT (the “License Agreement”), and on October 10, 2024, the License Agreement and the Sublicense Agreement were terminated for no additional consideration.

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal, a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement had an initial term of three years, unless earlier terminated by us, and is subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company, is a significant shareholder and the current chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred costs relating to the Catalyst Services Agreement of $288,594 and $174,486 during year ended December 31, 2024 and 2023, respectively.

Receivables and Payables

We had outstanding related party receivables totaling $40,566 at December 31, 2024 and $8,400 at December 31, 2023. We had outstanding related party payables totaling $30,913 at December 31, 2024 and $77,805 at December 31, 2023.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. We recorded inventory obsolescence expense of $521,757 for the year ended December 31, 2024 and $406,812 for the year ended December 31, 2023. The allowance for obsolete and slow-moving inventory had a balance of $534,549 at December 31, 2024 and $446,917 at December 31, 2023.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of December 31, 2024 and 2023, all of our goodwill relates to the acquisition of Scendia. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. We may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the years ended December 31, 2024 or 2023.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by us, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. A $0.5 million non-cash charge to write-off the remaining net book value of certain THP internal use software assets was recorded during the year ended December 31, 2024. No impairment was recorded during the year ended December 31, 2023.

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

We apply the equity method of accounting for investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 6, as of December 31, 2024, we had two investments that are recorded applying the equity method of accounting. Our proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in our Consolidated Statements of Operations. Our equity method investments are adjusted each period for our share of the investee’s income or loss and dividend paid, if any. We classify distributions received from our equity method investments using the cumulative earnings approach in our Consolidated Statements of Cash Flows.

We reviewed the carrying value of our investments and determined there was no impairment or observable price changes as of and for the years ended December 31, 2024 and 2023.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sanara MedTech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sanara MedTech Inc. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Impairment Triggering Events for Tissue Health Plus Segment Intangible Assets (Note 5 and Note 14)

Critical Audit Matter Description

As discussed in Note 14, as of December 31, 2024, the Company determined that it has two reportable segments. As of December 31, 2024, the Tissue Health Plus segment was primarily comprised of research and development activities related to the intangible assets acquired in the 2022 acquisition of Precision Healing, Inc. as the Company pursues its value-based wound care strategy.

The Company performs an evaluation of whether triggering events have occurred which may indicate that the carrying amount of an asset may not be recoverable. During the year-ended December 31, 2024, management concluded that there were no triggering events which indicated that the carrying amount of the intellectual property intangible assets acquired from Precision Healing, Inc. is not recoverable. Management did, however, determine that the historic WounDerm software assets were no longer expected to be used in the Company’s strategic plans and, accordingly, concluded that the carrying amount was not recoverable and recorded an impairment charge to reduce the carrying amount of those assets to $0.

We identified the evaluation of triggering events as a critical audit matter because such analysis required the application of greater auditor judgment. Potential triggering events, such as the changes to the Company’s segments, required a higher degree of auditor judgment to evaluate. These possible triggering events could have a significant effect on the Company’s assessment to determine whether further quantitative analysis of recoverability was required.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the Company’s analysis included the following, among others:

●	We obtained an understanding of the design and implementation of management’s controls over the triggering event analysis.

●	We obtained and evaluated the related triggering event analysis prepared by management, evaluated responses as to factors considered, and evaluated whether the Company omitted any significant internal or external factors in their evaluation.

●	Inquired of management and the board of directors to gain an understating of the Company’s strategic plans and considered such responses in relation to the matters evaluated and management’s assessment contained in the triggering event analysis.

●	Evaluated the appropriateness of the evaluation framework utilized by management and the matters considered. This testing included inquiries with management as well as consideration of positive and negative evidence impacting management’s considerations.

We have served as the Company’s auditor since 2021.

/s/ Weaver and Tidwell, L.L.P.

Austin, Texas

March 25, 2025

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash	$15,878,295	$5,147,216
Accounts receivable, net	12,408,819	8,474,965
Accounts receivable – related parties	40,566	8,400
Royalty receivable	-	49,344
Inventory, net	2,753,032	4,717,533
Convertible loan receivable	1,101,478	-
Prepaid and other assets	1,123,798	608,411
Total current assets	33,305,988	19,005,869

Long-term assets
Intangible assets, net	41,006,776	44,926,061
Goodwill	3,601,781	3,601,781
Investment in equity securities	8,297,223	3,084,278
Right of use assets – operating leases	1,447,907	1,995,204
Property and equipment, net	432,317	1,257,956
Total long-term assets	54,786,004	54,865,280

Total assets	$88,091,992	$73,871,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,499,764	$1,924,082
Accounts payable – related parties	30,913	77,805
Accrued bonuses and commissions	10,778,840	7,676,770
Accrued royalties and expenses	2,621,867	2,047,678
Earnout liabilities – current	-	1,100,000
Current portion of debt	-	580,357
Operating lease liabilities – current	358,687	361,185
Total current liabilities	15,290,071	13,767,877

Long-term liabilities
Long-term debt, net of current portion	30,689,290	9,113,123
Earnout liabilities – long-term	748,001	2,723,001
Operating lease liabilities – long-term	1,237,051	1,737,445
Other long-term liabilities	1,215,617	1,941,686
Total long-term liabilities	33,889,959	15,515,255

Total liabilities	49,180,030	29,283,132

Commitments and contingencies (Note 9)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,753,773 issued and outstanding as of December 31, 2024 and 8,535,239 issued and outstanding as of December 31, 2023	8,754	8,535
Additional paid-in capital	77,179,211	72,860,556
Accumulated deficit	(37,784,392)	(28,036,814)
Total Sanara MedTech shareholders’ equity	39,403,573	44,832,277
Equity attributable to noncontrolling interest	(491,611)	(244,260)
Total shareholders’ equity	38,911,962	44,588,017
Total liabilities and shareholders’ equity	$88,091,992	$73,871,149

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023

Net Revenue	$86,672,425	$64,989,842

Cost of goods sold	8,139,901	7,852,686

Gross profit	78,532,524	57,137,156

Operating expenses
Selling, general and administrative	76,559,863	56,994,753
Research and development	5,703,362	4,132,425
Depreciation and amortization	4,923,224	3,675,026
Change in fair value of earnout liabilities	(1,938,451)	(3,449,895)
Total operating expenses	85,247,998	61,352,309

Operating loss	(6,715,474)	(4,215,153)

Other income (expense)
Interest expense	(3,128,395)	(475,783)
Share of losses from equity method investments	(90,007)	-
Interest income	21,978	-
Gain on disposal of investment	-	251,034
Total other income (expense)	(3,196,424)	(224,749)

Net loss	(9,911,898)	(4,439,902)

Less: Net loss attributable to noncontrolling interest	(247,351)	(136,705)

Net loss attributable to Sanara MedTech shareholders	$(9,664,547)	$(4,303,197)

Net loss per share of common stock, basic and diluted	$(1.14)	$(0.52)

Weighted average number of common shares outstanding, basic and diluted	8,484,224	8,278,949

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	8,299,957	$8,300	$65,213,987	$(23,394,757)	$(107,555)	$41,719,975
Share-based compensation	100,829	100	3,442,622	-	-	3,442,722
Net settlement and retirement of equity-based awards	34,501	35	203,031	(338,860)	-	(135,794)
Issuance of common stock for acquisitions	73,809	74	3,089,571	-	-	3,089,645
Issuance of common stock in equity offering	26,143	26	911,345	-	-	911,371
Net loss	-	-	-	(4,303,197)	(136,705)	(4,439,902)
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	164,451	165	4,435,883	-	-	4,436,048
Net settlement and retirement of equity-based awards	54,083	54	(42,228)	(83,031)	-	(125,205)
Issuance of common stock in equity offering	-	-	(75,000)	-	-	(75,000)
Net loss	-	-	-	(9,664,547)	(247,351)	(9,911,898)
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(9,911,898)	$(4,439,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,923,224	3,675,026
Credit loss expense	624,448	202,941
Inventory obsolescence	521,757	406,812
Share-based compensation	4,436,048	3,442,722
Noncash lease expense	547,297	342,972
Share of losses from equity method investments	90,007	-
Gain on disposal of investment	-	(251,034)
Back-end fee	358,086	-
Paid-in-kind interest	838,965	-
Accretion of finance liabilities	210,931	98,926
Amortization and write-off of debt issuance costs	209,499	5,138
Change in fair value of earnout liabilities	(1,938,451)	(3,449,895)
Accrued interest income	(21,978)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(4,508,958)	(1,821,895)
Accounts receivable – related parties	(32,166)	90,148
Inventory, net	1,442,744	(1,545,339)
Prepaid and other assets	(515,496)	496,200
Accounts payable	(424,318)	531,380
Accounts payable – related parties	(46,891)	43,768
Accrued royalties and expenses	574,189	(739,645)
Accrued bonuses and commissions	3,102,069	(81,513)
Operating lease liabilities	(502,892)	(252,366)
Net cash used in operating activities	(23,784)	(3,245,556)
Cash flows from investing activities:
Purchases of property and equipment	(205,848)	(265,246)
Purchases of intangible assets	(23,452)	-
Proceeds from disposal of property and equipment	-	650
Investment in equity securities	(5,302,952)	-
Convertible loan receivable	(1,079,391)	-
Acquisitions, net of cash acquired	-	(9,942,750)
Net cash used in investing activities	(6,611,643)	(10,207,346)
Cash flows from financing activities:
Loan proceeds, net of debt issuance costs of $1,160,740 in 2024 and $61,658 in 2023	29,339,260	9,688,341
Pay off line of credit	(9,750,000)	-
Equity offering net proceeds (expenses)	(75,000)	911,371
Net settlement of equity-based awards	(125,205)	(135,794)
Cash payment of finance and earnout liabilities	(2,022,549)	(822,795)
Net cash provided by financing activities	17,366,506	9,641,123
Net increase (decrease) in cash	10,731,079	(3,811,779)
Cash, beginning of period	5,147,216	8,958,995
Cash, end of period	$15,878,295	$5,147,216

Cash paid during the period for:
Interest	$1,580,984	$283,948
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	-	1,531,773
Equity issued for acquisitions	-	3,089,645
Earnout and other liabilities generated by acquisitions	-	3,759,642

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skincare markets. Each of the Company’s products, services and technologies are designed to achieve the Company’s goal of providing better clinical outcomes at a lower overall cost for patients, regardless of where they receive care. Through its two operating segments, Sanara Surgical and Tissue Health Plus (“THP”), the Company strives to be one of the most innovative and comprehensive providers of effective surgical, wound and skincare solutions and is continually seeking to expand its offerings for patients requiring treatments across the entire continuum of care in the United States.

As further discussed in Note 14, the Company historically managed its business on the basis of one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to reflect a change in the manner in which the business is managed. Based on the growing importance of the value-based wound care program to the Company’s future outlook and how the Company’s chief operating decision maker, the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Sanara Surgical and THP.

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, the Company’s lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that provides a moist environment for surgical sites to aid in the natural wound healing process, and BIASURGE Advanced Surgical Solution, a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Sanara Surgical also includes an in-house research and development team, Rochal Technologies, with an extensive pipeline of innovative products under development.

Tissue Health Plus

Through the Company’s subsidiary, Tissue Health Plus (formerly known as “WounDerm” and “United Wound and Skin Solutions, LLC”), the Company is seeking to simplify skin health, starting with wound care through a refined business plan. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target market for this program. The THP segment is focused on value-based wound care services. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target market for this program.

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

As a result of the change in reportable segments, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company’s change in reportable segments. The change in reportable segments had no impact on the Company’s previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations for the periods presented as their inclusion would have been anti-dilutive during the years ended December 31, 2024 and 2023 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as such shares would have had an anti-dilutive effect:

	As of December 31,
	2024	2023
Stock options(a)	31,013	93,892
Warrants(b)	—	16,725
Unvested restricted stock	202,787	144,211

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022.

(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022.

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

Determination and allocation of the transaction price

The Company has established prices for its products. These prices are effectively agreed to when customers place purchase orders with the Company. Rebates and discounts, if any, are recognized in full at the time of sale as a reduction of net revenue. Allocation of transaction prices is not necessary where only one performance obligation exists. For certain sales transactions, we incur group purchasing organization fees that are based on a contractual percentage of applicable sales and are recorded as a reduction of the revenue for those transactions.

Recognition of revenue as performance obligations are satisfied

Product revenues are recognized when a purchase order is received from the customer, the products are delivered, and control of the goods and services passes to the customer.

Disaggregation of Revenue

Revenue streams from product sales and royalties are summarized below for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Soft tissue repair products	$76,125,012	$54,836,410
Bone fusion products	10,547,413	9,952,432
Royalty revenue	—	201,000
Total Net Revenue	$86,672,425	$64,989,842

For the years ended December 31, 2024 and 2023, all of the Company’s net revenue was generated from Sanara Surgical. The Company is preparing to launch the first THP pilot program with a wound care provider group during the second quarter of 2025.

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company’s accounts receivable balance, net was $12,408,819, $8,474,965, and $6,805,761 as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The Company recorded credit loss expense of $624,448 and $202,941 during the years ended December 31, 2024 and 2023, respectively. The allowance for credit losses was $1,173,441 at December 31, 2024 and $528,030 at December 31, 2023. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $4,897 at December 31, 2024 and $3,820 at December 31, 2023. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $521,757 and $406,812 during the years ended December 31, 2024 and 2023, respectively. The allowance for obsolete and slow-moving inventory had a balance of $534,549 at December 31, 2024 and $446,917 at December 31, 2023.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	December 31, 2024	December 31, 2023
Computers	3-5 years	$295,963	$194,788
Office equipment	3-7 years	216,491	201,785
Furniture and fixtures	5-10 years	346,508	304,338
Leasehold improvements	2-5 years	181,968	134,170
Internal use software	5 years	—	1,618,999

		1,040,930	2,454,080
Less accumulated depreciation		(608,613)	(1,196,124)

Property and equipment, net		$432,317	$1,257,956

Depreciation expense related to property and equipment was $1,031,487 and $456,138 during the year ended December 31, 2024 and 2023, respectively. Depreciation expense for the year ended December 31, 2024 included a non-cash charge of $506,836 to write-off the remaining net book value of certain internal use software assets.

Internal Use Software

The Company accounted for costs incurred to develop or acquire computer software for internal use in accordance with ASC Topic 350-40, Intangibles – Goodwill and Other. The Company capitalized the costs incurred during the application development stage, which generally included third-party developer fees to design the software configuration and interfaces, coding, installation and testing.

The Company began capitalization of qualifying costs when both the preliminary project stage was completed and management authorized further funding for the completion of the project. Costs incurred during the preliminary project stage along with post implementation stages of internal-use computer software was expensed as incurred. The Company also capitalized costs related to specific upgrades and enhancements when it was probable the expenditures would result in additional functionality. Capitalized development costs were classified as “Property and equipment, net” in the Consolidated Balance Sheets and were depreciated over the estimated useful life of the software, which was generally five years.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of December 31, 2024 and December 31, 2023, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”), which is included in the Sanara Surgical segment. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the year ended December 31, 2024 or 2023.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. A $0.5 million non-cash charge to write-off the remaining net book value of certain THP internal use software assets was recorded during the year ended December 31, 2024. No impairment was recorded during the year ended December 31, 2023.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 6 as of December 31, 2024, the Company had two investments that are recorded applying the equity method of accounting. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the year ended December 31, 2024 and 2023.

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

Liabilities for contingent consideration for the Precision Healing merger, acquisition of Scendia and Applied Asset Purchase (defined below) (see Note 3 for more information) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. The contingent consideration for the Scendia acquisition was settled as of September 30, 2024, and the final earnout payment of approximately $1.1 million was paid in cash in October 2024. The Precision Healing contingent consideration is classified as a liability at its fair value at each reporting period due to the fact that the monetary value of the shares to be issued is predominantly dependent on the exercise contingency (i.e., revenue targets). Subsequent changes in fair value of contingent consideration related to the Precision Healing merger are reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. The Company reviewed the thresholds necessary to trigger a payment on the Precision Healing earnout as of December 31, 2024 and deemed the thresholds to be unachievable by the sellers, therefore, the remaining fair value on the earnout was reduced to zero. Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that the transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase results in an adjustment to the contingent consideration liability and the intellectual property intangible asset with a cumulative catch-up amortization adjustment. The current year change in fair value of earnout liability below is as a result of a net decrease in the estimated fair value of the earnout liability established at the time of the Company’s Precision Healing merger. The current year revaluation of earnout liability below is a result of a decrease in the estimated value of the earnout liability established at the time of the Applied Asset Purchase. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Balance at December 31, 2023	$3,823,001
Change in fair value of earnout liabilities	(1,938,451)
Revaluation of earnout liability	(51,000)
Settlements	(1,085,549)
Balance at December 31, 2024	$748,001

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the new guidance effective December 31, 2024. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures providing further detail of a company’s income statement expense line items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the estimated fair value of the gross assets acquired, the total fair value of the net assets acquired was primarily attributable to, and classified as, finite-lived intellectual property in the fourth quarter of 2023. The total purchase consideration was allocated based on the relative estimated fair value of such assets as follows:

Description	Amount
Inventory	$30,007
Equipment	33,062
Intellectual property	16,728,968
Net assets acquired	$16,792,037

NOTE 4 – CONVERTIBLE LOAN RECEIVABLE

In connection with a potential equity investment in an unaffiliated entity engaged in the development of certain surgical technologies, the Company entered into a convertible loan agreement in July 2024 pursuant to which the Company loaned $1,079,391 to the unaffiliated entity. The loan was initially set to be repaid on October 1, 2024. However, the Company extended the repayment date to January 15, 2025. On October 1, 2024, the Company began accruing interest at 8% per annum. Pursuant to the convertible loan agreement, the Company had the option to convert the outstanding balance of the loan into noncontrolling equity interests of the unaffiliated entity upon satisfactory completion of certain due diligence activities. As of December 31, 2024, the loan balance was $1,101,478 including accrued interest and is recorded under the caption “Convertible loan receivable” in the Company’s Consolidated Balance Sheets. As of January 16, 2025, the loan was converted into equity of the unaffiliated entity (see Note 15 for additional information).

NOTE 5 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2022	$3,601,781
Acquisitions	-
Balance as of December 31, 2023	3,601,781
Acquisitions	-
Balance as of December 31, 2024	$3,601,781

In connection with the change in reportable operating segments, the Company reassessed goodwill with respect to the change in reportable operating segments as they are presented in this report. Goodwill was recorded in connection with the acquisition of Scendia and is included entirely within the Sanara Surgical segment. The Company’s assessment determined that these changes, or any other matters noted, did not alter the Company’s conclusion that goodwill is not impaired as of December 31, 2024 or 2023.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$38,009,240	$(5,008,856)	$33,000,384	$38,570,549	$(3,181,186)	$35,389,363
Customer relationships and other	7,948,299	(3,007,118)	4,941,181	7,947,332	(1,861,887)	6,085,445
Product Licenses	4,793,879	(1,728,668)	3,065,211	4,793,879	(1,342,626)	3,451,253
Total	$50,751,418	$(9,744,642)	$41,006,776	$51,311,760	$(6,385,699)	$44,926,061

As of December 31, 2024, the weighted-average amortization period for finite-lived intangible assets was 14.6 years. Amortization expense related to intangible assets was $3,891,737 and $3,218,888 for the year ended December 31, 2024 and 2023, respectively. The estimated remaining amortization expense as of December 31, 2024 for finite-lived intangible assets is as follows:

2025	$3,894,221
2026	3,876,965
2027	3,763,113
2028	3,722,054
2029	3,722,054
Thereafter	22,028,369
Total	$41,006,776

The Company has reviewed the carrying value of intangible assets and has determined there was no impairment during the year ended December 31, 2024 or 2023.

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of December 31, 2024. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments - Equity Securities (“ASC 321”), this investment was reported at cost as of December 31, 2024.

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

The Company reviewed the characteristics of the Pixalere Shares in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). Due to the substantive liquidation preferences of the Pixalere Shares over Pixalere’s common stock, the Pixalere Shares are not “in-substance” common stock, and therefore, the Company does not utilize the equity method of accounting for this investment. In accordance with ASC 321, this investment was reported at cost as of December 31, 2024.

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to 6.59% as of December 31, 2024. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis.

The Company has reviewed the characteristics of Sanara CMP’s investment in CMp in accordance with ASC 323 and determined that Sanara CMP made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost plus transaction costs. Sanara CMP’s share of the earnings or losses of CMp is recorded in the Company’s Consolidated Statements of Operations.

SI Technologies

In November 2022, the Company established a 50/50 joint venture, SI Healthcare Technologies, LLC (“SI Technologies”) (formerly known as SI Wound Care, LLC), with InfuSystem Holdings, Inc. (“InfuSystem”).

In connection with the Unit Purchase Agreement with CMp, the Company, CMp, certain subsidiaries of CMp, InfuSystem and SI Technologies, entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) pursuant to which SI Technologies was appointed as the sole and exclusive U.S. distributor of CMp’s Standard Chemo Regiment Kits.

The parties to the Distribution Agreement also entered into an Intellectual Property Rights Agreement, pursuant to which SI Technologies was granted the exclusive right to use CMp’s intellectual property rights to permit resale and use of the CMp Product in the United States.

The Company has reviewed the characteristics the Company’s investment in SI Technologies in accordance with ASC 323 and determined that the Company made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. The Company’s share of the earnings or losses of SI Technologies is recorded in the Company’s Consolidated Statements of Operations.

The following table summarizes the Company’s investments for the periods presented:

	December 31, 2024		December 31, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
ChemoMouthpiece, LLC	$5,172,242	6.59%	$-	-%
SI Healthcare Technologies, LLC	40,703	50.00%	-	-%
Total Equity Method Investments	$5,212,945		$-

Cost Method Investments
Direct Dermatology, Inc.	$1,000,000		$1,000,000
Pixalere Healthcare Inc.	2,084,278		2,084,278
Total Cost Method Investments	$3,084,278		$3,084,278

Total Investments	$8,297,223		$3,084,278

The following table summarizes the Company’s share of losses from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2024	2023
Investments
ChemoMouthpiece, LLC	$(105,710)	$-
SI Healthcare Technologies, LLC	15,703	-

Total	$(90,007)	$-

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

As of December 31, 2024, the Company had two material operating leases for office space. In March and September of 2023, the Company amended its primary office lease to obtain additional space, as well as extend the term. The leases had remaining lease terms of 72 and eight months as of December 31, 2024. The Company is evaluating its renewal options for the lease expiring in eight months. For practical expediency, the Company has elected to not recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $1,447,907 and a related lease liability of $1,595,738 as of December 31, 2024. The Company recorded lease expense of $555,192 and $434,066 for the year ended December 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $505,017 and $380,576 for the year ended December 31, 2024 and 2023, respectively.

The present value of the Company’s operating lease liabilities as of December 31, 2024 is shown below:

Maturity of Operating Lease Liabilities

December 31, 2024
2025	$466,800
2026	300,369
2027	291,220
2028	295,689
2029	300,158
Thereafter	303,891

Total lease payments	1,958,127
Less imputed interest	(362,389)
Present Value of Lease Liabilities	$1,595,738

Operating lease liabilities – current	$358,687
Operating lease liabilities – long-term	$1,237,051

As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 7.8%.

NOTE 8 – DEBT AND CREDIT FACILITIES

CRG Term Loan Agreement

On April 17, 2024 (the “Closing Date”), the Company entered into a term loan agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “CRG Term Loan Agreement”), providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). As of December 31, 2024, the CRG Term Loan Agreement provided for (i) $15.0 million of the CRG Term Loan that was borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing was required to be at least $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including the Agent having received certain fees. The Company used a portion of the initial proceeds of the First Borrowing under the CRG Term Loan to extinguish the Cadence Term Loan described further below.

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

For the year ended December 31, 2024, the Company paid $1,278,424 of interest in cash and recorded $838,965 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest was applied to the principal balance of the CRG Term Loan. The Company recorded $358,086 for the year ended December 31, 2024 to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included in “Long-term debt, net of current portion” in the Consolidated Balance Sheets.

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

The CRG Term Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and the Guarantors’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions above certain thresholds, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Term Loan Agreement contains the following financial covenants requiring the Company and the Guarantors in the aggregate to maintain:

●	liquidity in an amount which shall exceed the greater of: (i) $3.0 million and (ii) to the extent the Company has incurred certain permitted debt, the minimum cash balance, if any, required of the Company by the creditors of such permitted debt; and

●	annual minimum revenue of at least: (i) $60.0 million for the twelve-month period beginning on January 1, 2024 and ending on December 31, 2024, (ii) $75.0 million for the twelve-month period beginning on January 1, 2025 and ending on December 31, 2025, (iii) $85.0 million for the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026, (iv) $95.0 million for the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027, and (v) $105.0 million during each twelve-month period beginning on January 1 of a given year thereafter.

The CRG Term Loan Agreement contains representations and warranties of the Company and the Guarantors customary for financings of this type, and also includes events of default customary for financings of this type, including, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, a material adverse change, bankruptcy and insolvency, material judgments and a change of control, in certain cases subject to customary periods to cure. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the CRG Term Loan Agreement. As of December 31, 2024, the Company was in compliance with all debt covenants.

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

On the Closing Date of the CRG Term Loan Agreement, the Cadence Loan Agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence were terminated and released. In addition, unamortized debt issuance costs as of the termination date of $53,438 were included in “Interest expense” in the Consolidated Statements of Operations.

The table below presents the components of the Company’s outstanding debt for the periods presented:

	December 31, 2024	December 31, 2023
CRG Term Loan	$30,500,000	$-
Paid-in-kind interest	838,965	-
Back-end fee	358,086	-
Cadence Term Loan	-	9,750,000
Debt	31,697,051	9,750,000

Less: unamortized debt issuance costs	(1,007,761)	(56,520)

Debt, net of debt issuance costs	30,689,290	9,693,480

Less: Current portion of debt	-	580,357
Long-term debt, net of current portion	$30,689,290	$9,113,123

The table below presents the aggregate maturities of the Company’s outstanding debt as of December 31, 2024:

Year	Total

2025	$-
2026	-
2027	-
2028	-
2029	31,697,051
Thereafter	-
Total debt	$31,697,051

In connection with the CRG Term Loan, the Company incurred $1,160,740 in debt issuance costs during the year ended December 31, 2024. Debt issuance costs are amortized to “Interest expense” in the Consolidated Statements of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $1,007,761 and $56,520 as of December 31, 2024 and December 31, 2023, respectively. Debt issuance costs are included in “Long-term debt, net of current portion” in the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $209,499 and $5,138 for the year ended December 31, 2024 and 2023, respectively. Amortization for the year ended December 31, 2024 includes the write-off of debt issuance costs of $56,520 related to the termination of Cadence Term Loan. The fair value of the Company’s long-term debt approximated its carrying value as December 31, 2024.

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

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the rights to manufacture and sell certain hydrolyzed collagen products, including CellerateRX Surgical, for use in the human wound care market. In connection with the Applied Asset Purchase, Applied assigned the License Agreement with CGI Cellerate RX to SMAT, and on October 10, 2024, the License Agreement and Sublicense Agreement were terminated for no additional consideration.

Under the Sublicense Agreement, royalty expense, which was recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, totaled zero and $991,099, respectively, for the year ended December 31, 2024 and 2023.

BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser

In July 2019, the Company executed a license agreement with Rochal Industries, LLC (“Rochal”), a related party, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications (the “BIAKŌS License Agreement”). Currently, the products covered by the BIAKŌS License Agreement are BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel, BIAKŌS Antimicrobial Skin and Wound Cleanser. All three products are 510(k) cleared.

Future commitments under the terms of the BIAKŌS License Agreement include:

●	The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal will increase to a maximum amount of $150,000 in 2025.

●	The Company may pay additional royalties annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031.

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $177,005 and $130,000 for the year ended December 31, 2024 and 2023, respectively. The Company’s Executive Chairman and Chief Executive Officer is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of December 31, 2024.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of December 31, 2024.

Acquisitions

Rochal Asset Acquisition

The Company entered into an asset purchase agreement with Rochal effective July 1, 2021, pursuant to which the Company purchased certain assets of Rochal. Pursuant to the asset purchase agreement, for the three-year period after the effective date, Rochal was entitled to receive consideration for any new product relating to the business that is directly and primarily based on an invention conceived and reduced to practice by a member or members of Rochal’s science team. For the three-year period after the effective date, Rochal was also entitled to receive an amount in cash equal to twenty-five percent of the proceeds received for any Grant (as defined in the asset purchase agreement) by either the Company or Rochal. In addition, the Company agreed to use commercially reasonable efforts to perform Minimum Development Efforts (as defined in the asset purchase agreement) with respect to certain products under development, which if obtained, will entitle the Company to intellectual property rights from Rochal in respect of such products.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Plan converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised and there were 31,013 share options remaining to be exercised.

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, was also entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration was payable in cash or, at the Company’s election, was payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration was due and payable. Pursuant to the merger agreement, a minimum percentage of the earnout consideration may be required to be issued to accredited investors in shares of Company common stock for tax purposes. The amount and composition of the portion of earnout consideration payable was subject to adjustment and offsets as set forth in the merger agreement. The Company reviewed the performance thresholds necessary to trigger an earnout payment as of December 31, 2024 and deemed the performance thresholds to be unachievable. Therefore, the remaining fair value of the earnout consideration was reduced to zero.

Scendia Purchase Agreement

In July 2022, the Company closed the Scendia acquisition pursuant to which Scendia became a wholly owned subsidiary of the Company. Pursuant to the purchase agreement, the aggregate consideration for the acquisition at closing was approximately $7.6 million, subject to customary post-closing adjustments. The consideration consisted of (i) approximately $1.6 million of cash, subject to certain adjustments, and (ii) 291,686 shares of common stock of the Company. Pursuant to the purchase agreement, at closing, the Company withheld 94,798 Indemnity Holdback Shares, which such Indemnity Holdback Shares were withheld to the extent provided in the purchase agreement to satisfy Ryan Phillips’ (“Phillips”) indemnification obligations and subsequently issued and released to Phillips in July 2023.

In addition to the cash consideration and the stock consideration, the purchase agreement provides that Phillips was entitled to receive two potential earnout payments, payable on an annual basis, not to exceed $10.0 million in the aggregate, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration was payable to Phillips in cash or, at the Company’s election, in up to 486,145 shares of the Company’s common stock upon the achievement of certain performance thresholds relating to net revenue attributable to sales of Scendia products during the two-year period following the closing. The Company made the first earnout payment of approximately $693,000 in cash in August 2023 and the second and final earnout payment of approximately $1.1 million in cash in October 2024.

Applied Asset Purchase

On August 1, 2023, the Company closed the Applied Asset Purchase. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) the Cash Closing Consideration, (ii) the Stock Closing Consideration and (iii) the Installment Payments.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Applied Purchase Agreement provides that the Sellers are entitled to receive the Applied Earnout, which is payable to the Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Sellers have not earned the entirety of the Applied Earnout, SMAT shall pay the Sellers the True-Up Payment. The Applied Earnout, minus the True-Up Payment and any Applied Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made. The first Installment Payment of $625,000 was made in August 2024.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”) and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts related to this arrangement as of December 31, 2024.

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

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. As of December 31, 2024, a total of 742,405 shares had been issued under the 2014 LTIP, 2,543 shares had been issued under the 2024 LTIP and 1,000,137 were available for issuance under the 2024 LTIP.

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

Pursuant to the merger agreement, upon the achievement of certain performance thresholds, the securityholders of Precision Healing, including the holders of options and warrants to purchase Precision Healing common stock and certain persons promised options to purchase Precision Healing common stock, were entitled to receive payments of up to $10.0 million, which was accounted for as contingent consideration pursuant to ASC 805. The earnout consideration was payable in cash or, at the Company’s election, payable to accredited investors in shares of Company common stock at a price per share equal to the greater of (i) $27.13 or (ii) the average closing price of Company common stock for the 20 trading days prior to the date such earnout consideration is due and payable. The Company reviewed the performance thresholds necessary to trigger an earnout payment as of December 31, 2024 and deemed the performance thresholds to be unachievable. Therefore, no earnout consideration is expected to be paid to the securityholders of Precision Healing.

Restricted Stock Awards

During the year ended December 31, 2024, the Company issued restricted stock awards under the 2014 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 161,908 shares, net of forfeitures, under the 2014 LTIP and 2,543 shares under the 2024 LTIP, of restricted common stock to employees, directors, and certain advisors of the Company during the year ended December 31, 2024. The fair value of these awards was $5,747,656 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $4,436,048 and $3,442,722 was recognized in “Operating expenses” in the accompanying Consolidated Statements of Operations during the year ended December 31, 2024 and 2023, respectively.

At December 31, 2024, there was $4,189,272 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

Below is a summary of restricted stock activity for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	144,211	$34.07
Granted	192,783	35.00
Vested	(105,875)	34.19
Forfeited	(28,332)	35.31
Nonvested at December 31, 2024	202,787	$34.72

Stock Options

A summary of the status of outstanding stock options at December 31, 2024 and changes during the year then ended is presented below:

	For the Year Ended December 31, 2024
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	93,892	$10.22
Granted or assumed	-	-
Exercised	(62,879)	10.05
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2024	31,013	$10.57	5.8	$701,975.3

Exercisable at December 31, 2024	31,013	$10.57	5.8	$701,975.3

Warrants

A summary of the status of outstanding warrants to purchase common stock at December 31, 2024 and changes during the year then ended is presented below:

For the Year Ended December 31, 2024
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at beginning of period	16,725	$10.80
Granted or assumed	-	-
Exercised	(16,725)	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2024	-	$-	-

Exercisable at December 31, 2024	-	$-	-

NOTE 11 – CUSTOMERS AND SUPPLIERS

The Company had no customers in 2024 that accounted for at least 10% of the Company’s annual sales or whose accounts receivable balance exceeded 10% of the year-end balance. The Company had no customers in 2023 that accounted for at least 10% of Company’s annual sales and whose accounts receivable exceeded 10% of the year-end balance.

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

After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss (“NOL”) carryforward at December 31, 2024 was approximately $57.5 million, of which, approximately $26.5 million, generated in 2017 and prior, will expire between 2024 and 2037. Under the Tax Cuts and Jobs Act, the NOL generated from 2018 through 2024, of approximately $30.9 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused.

The components of the deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2024	2023
Deferred tax assets
Net operating loss carry forwards	$12,907,965	$12,467,570
Research and development costs	3,006,029	2,119,193
Stock compensation expense	789,373	711,598
Accrued expenses	7,330	528,148
Lease liability	389,882	512,668
Contingent liability	221,065	221,028
Acquisition liability	112,722	176,629
Bad debt and other reserves	287,900	129,924
Inventory reserves	130,605	109,176
Other temporary differences	1,049,365	203,340
Total deferred tax assets	18,902,236	17,179,274
Deferred tax liabilities
Depreciation and amortization	(5,683,259)	(6,180,688)
Right of Use assets	(353,763)	(487,402)
Accrued expenses	-	(424,423)
Contingent liability	(38,308)	(130,802)
Other temporary differences	(294,608)	(166,712)
Valuation allowance	(12,532,298)	(9,789,247)
Net deferred tax asset	$-	$-

A 100% valuation allowance has been provided for all deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

Reconciliations of the expected federal income tax expense (benefit) based on the statutory income tax rate of 21% to the actual benefit for the years ended December 31, 2024 and 2023 are listed below.

	For the Year Ended December 31,
	2024	2023
Expected federal income tax benefit	$(2,019,060)	$(903,220)
State and local taxes, net of federal benefit	(338,138)	(226,714)
Fair value adjustments	(497,373)	(819,270)
Share-based compensation	(237,838)	(557,168)
Other permanent differences	199,857	118,765
NOL carryover adjustments	97,806	(5,148,128)
Intangibles	-	(720,407)
Other true ups	90,343	(230,474)
Changes in tax rates	9,732	673,449
Change in valuation allowance	2,743,051	7,813,167
Income tax expense	$48,380	$-

All tax years starting with 2021 are open for examination. The Company’s 2022 federal tax return was under audit as of March 24, 2025.

NOTE 13 – RELATED PARTIES

CellerateRX Sublicense Agreement

The Company had an exclusive, world-wide sublicense to distribute certain hydrolyzed collagen products, including CellerateRX Surgical into the surgical and wound care markets from an affiliate of The Catalyst Group, Inc. (“Catalyst”), CGI Cellerate RX, which licensed the rights to these products from Applied.

As discussed further in Note 3, on August 1, 2023, the Company purchased certain assets from Applied, including the underlying intellectual property of, as well as the rights to manufacture and sell certain hydrolyzed collagen products, including CellerateRX Surgical. In connection with the Applied Asset Purchase, Applied assigned the License Agreement with CGI Cellerate RX to SMAT, and on October 10, 2024, the License Agreement and Sublicense Agreement were terminated for no additional consideration. Ronald T. Nixon, the Company’s Chief Executive Officer and Executive Chairman, is the founder and managing partner of Catalyst.

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Each of these products are 510(k) cleared. Mr. Nixon is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement had an initial term of three years, unless earlier terminated by the Company, and was subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred costs pursuant to the Catalyst Services Agreement of $288,594 and $174,486 in the year ended December 31, 2024 and 2023, respectively, and is recorded in “Selling, general and administrative” in the accompanying Consolidated Statements of Operations.

NOTE 14 – SEGMENT REPORTING

As discussed in Note 1, the Company historically managed its business as one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to reflect a change in the manner in which the business is managed. Based on the growing importance of the value-based wound care program to the Company’s future outlook and how the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company has two reportable segments: Sanara Surgical and THP.

Segment Adjusted EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. The Company defines Segment Adjusted EBITDA for the reportable segments as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investments, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on disposal of property and equipment, as each are applicable to the periods presented. The Company has historically presented this profitability measure as Segment EBITDA and, starting with the fourth quarter ended December 31, 2024, is presenting it as Segment Adjusted EBITDA. The definition and methodology for calculating this measure has remained unchanged. Segment Adjusted EBITDA, as it relates to the Company’s reportable segments, is presented in conformity with ASC 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission’s Regulation G and Item 10(e) of Regulation S-K. Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The CODM also reviews budget-to-actual variances for expenses on a monthly basis when making decisions about allocating resources to the segments. The Company has not included any disclosure regarding total segment assets, as no segment level asset information is regularly provided to the CODM.

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, the Company’s lead product, CellerateRX Surgical, and BIASURGE Advanced Surgical Solution, which is a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Sanara Surgical also includes an in-house research and development team (Rochal Technologies) with an extensive pipeline of innovative products under development.

Tissue Health Plus

The THP segment is focused on value-based wound care services. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies, with Medicare Advantage payers as the initial target market for this program.

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

As a result of the change in reportable segments, certain prior period amounts have been recast to conform to the current period presentation. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company’s change in reportable segments. The change in reportable segments had no impact on the Company’s previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity.

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segments and Segment Adjusted EBITDA for the periods indicated below:

	Year Ended December 31,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total

Net revenue	$86,672,425	$-	$86,672,425	$64,987,112	$2,730	$64,989,842
Gross profit (loss)	78,532,524	-	78,532,524	57,143,391	(6,235)	57,137,156
Selling, general and administrative	71,673,642	4,886,221	76,559,863	54,826,852	2,167,901	56,994,753
Research and development	2,828,663	2,874,699	5,703,362	902,782	3,229,643	4,132,425
Depreciation and amortization	2,785,829	2,137,395	4,923,224	2,046,859	1,628,167	3,675,026
Change in fair value of earnout liabilities	(14,451)	(1,924,000)	(1,938,451)	(1,298,336)	(2,151,559)	(3,449,895)
Other expense	3,196,424	-	3,196,424	224,749	-	224,749
Net income (loss)	$(1,937,583)	$(7,974,315)	$(9,911,898)	$440,485	$(4,880,387)	$(4,439,902)
Segment Adjusted EBITDA	$9,148,722	$(6,457,415)	$2,691,307	$5,289,634	$(5,162,387)	$127,247

The following table provides a reconciliation of net income (loss) to Segment Adjusted EBITDA for the Company’s reportable segments for the periods indicated below:

	Year Ended December 31,
	2024			2023
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$(1,937,583)	$(7,974,315)	$(9,911,898)	$440,485	$(4,880,387)	$(4,439,902)
Adjustments:
Interest expense	3,128,395	-	3,128,395	475,783	-	475,783
Interest income	(21,978)	-	(21,978)	-	-	-
Depreciation and amortization (1)	2,785,829	2,137,395	4,923,224	2,046,859	1,628,167	3,675,026
Noncash share-based compensation	3,969,008	138,245	4,107,253	3,201,330	241,392	3,442,722
Change in fair value of earnout liabilities	(14,451)	(1,924,000)	(1,938,451)	(1,298,336)	(2,151,559)	(3,449,895)
Share of losses from equity method investments	90,007	-	90,007	-	-	-
Executive separation costs (2)	964,466	-	964,466	-	-	-
Acquisition costs (3)	185,029	1,165,260	1,350,289	423,513	-	423,513
Segment Adjusted EBITDA	$9,148,722	$(6,457,415)	$2,691,307	$5,289,634	$(5,162,387)	$127,247

(1)	Includes a $506,836 non-cash charge during the fourth quarter of 2024 to write-off the remaining net book value of certain THP internal use software assets.

(2)	Includes $328,795 of share-based compensation related to executive separation costs for the twelve months ended December 31, 2024.

(3)	Acquisition costs include legal, tax and accounting services related to prospective acquisitions.

NOTE 15 – SUBSEQUENT EVENTS

Exclusive License and Distribution Agreement With, and Minority Investment in, Biomimetic Innovations Ltd

Licensing and Distribution Agreement

On January 16, 2025 (the “Execution Date”), the Company entered into a Licensing and Distribution Agreement (the “License Agreement”), by and between the Company and Biomimetic Innovation Limited, a privately-held medical device company headquartered in Shannon, Co. Clare Ireland (“BMI”), pursuant to which the Company acquired the exclusive U.S. marketing, sales and distribution rights to OsStic® Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “Products”), for use in the treatment of a wound or injury caused by a traumatic incident.

Pursuant to the License Agreement, the Company was appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the Products for trauma indications inside the United States and its territories for an initial five-year term, which term may be automatically renewed for successive two-year periods at the Company’s discretion, provided that the Company is in compliance with its obligations thereunder (the “Term”). From the Execution Date until October 13, 2025, the Company has an exclusive option to negotiate exclusive distribution rights for the Products in additional fields and/or additional territories on substantially the same terms as those set forth in the License Agreement.

The License Agreement requires that the Company pay BMI quarterly royalties (the “Quarterly Royalties”) based on a percentage of the Net Sales Value (as defined in the License Agreement) of the Products during the Term, with the applicable percentage of the Net Sales Value for OsStic being in the mid-single digit range. Pursuant to the License Agreement, the Company and BMI agreed to negotiate the applicable percentage of the Net Sales Value for ARC at a future date. The License Agreement also requires that the Company pay BMI minimum royalty payments being in the low to mid six figure range for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product.

Subscription and Shareholders’ Agreement

In connection with the License Agreement, on the Execution Date, the Company entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), by and among the Company, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which the Company agreed to contribute up to approximately €8.0 million to BMI through a series of capital contributions in exchange for an aggregate of 16,460 ordinary shares of BMI, constituting approximately 12.5% of the outstanding equity of BMI as of the Execution Date. The Company made an initial cash investment totaling approximately €3.0 million on the Execution Date, and the Company’s previously announced convertible loan to BMI was converted into €1.0 million of equity in BMI. Pursuant to the Subscription Agreement, the remaining €4.0 million contribution is due upon the achievement of certain development, clinical and regulatory milestones (the “Milestones”).

Pursuant to the Subscription Agreement, so long as the Company holds a five percent ownership interest or greater in BMI, the Company is entitled to have one person appointed to BMI’s board of directors. The Company’s initial investment of approximately €4.0 million caused the Company to exceed the five percent ownership interest threshold in BMI, and as a result the Company’s Chief Corporate Development & Strategy Officer, Tyler Palmer, has been nominated and appointed to BMI’s board of directors. In addition, the Company has the right to send one non-voting observer to attend meetings of the BMI board of directors, regardless of the Company’s ownership interest level. The Company’s capital contributions must be used to fund the development and commercialization of the Products, and the Company has certain veto and consent rights to further protect the Company’s investment in BMI and to support its ability to successfully market and sell the Products.

CRG Term Loan Amendment

On [March 19, 2025], the Company and the Guarantors entered into the First Amendment to Term Loan Agreement with the Agent and the lenders party thereto from time to time, which amended the CRG Term Loan Agreement to, among other things, (i) entitle the Company to two additional borrowings following the Second Borrowing, which borrowings must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

The Company’s management, specifically its Certifying Officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 19, 2025, the Company and the Guarantors entered into the CRG Amendment, which amended the CRG Term Loan Agreement to, among other things, (i) entitle the Company to two additional borrowings following the Second Borrowing, which borrowings must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million.

Except as expressly amended pursuant to the CRG Amendment, the terms and conditions of the CRG Term Loan Agreement remain in full force and effect.

The foregoing description of the CRG Amendment is qualified in its entirety by reference to the full text of the CRG Amendment, which is filed as Exhibit 10.20 to this Annual Report on Form 10-K and is incorporated by reference herein.

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

(c)	Exhibits

The exhibits listed below are filed or incorporated by reference as a part of this report.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 30, 2021).

10.1.1†	Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan dated February 10, 2020 effective upon shareholder approval on July 9, 2020 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.1.2†	Form of Restricted Stock Award Agreement for Employees under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.1.3†	Form of Restricted Stock Award Agreement for Outside Directors under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.1.4†	Form of Restricted Stock Award Agreement for Employees under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (2023) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.2.1†	Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).

10.2.2†	Form of Restricted Stock Award Agreement under the Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.3†	Employment Agreement, effective September 1, 2024, by and between Sanara MedTech Inc. and Ronald T. Nixon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

10.4†	Employment Agreement, effective January 15, 2025, by and between Sanara MedTech Inc. and Elizabeth B. Taylor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2025).

10.5†	Employment Agreement, effective April 15, 2024, by and between Sanara MedTech Inc. and Jacob A. Waldrop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

10.6†	Amended and Restated Employment Agreement, effective January 15, 2025, by and between Sanara MedTech Inc. and Michael D. McNeil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2025).

10.7†	Amended and Restated Employment Agreement, dated April 28, 2022, by and between Sanara MedTech Inc. and Zachary B. Fleming (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022).

10.8†	Separation Agreement and General Release, dated as of May 29, 2024, by and between Sanara MedTech Inc. and Zachary B. Fleming (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.9†	Exclusive License Agreement dated July 8, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

10.9.1	Amendment No. 1 to Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020).

10.10	Exclusive License Agreement dated October 1, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.11	Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020).

10.12†	Consulting Agreement, dated July 14, 2021, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

10.12.1†	First Amendment to Consulting Agreement, dated July 13, 2024, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.13	Precision Healing Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.14	Controlled Equity OfferingSM Sales Agreement, dated February 24, 2023, by and between Sanara MedTech Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023).

10.15	Transaction Advisory Services Agreement, dated March 1, 2023, by and between Sanara MedTech Inc. and The Catalyst Group, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.16+	Professional Services Agreement, dated August 1, 2023, by and between Sanara MedTech Inc. and Dr. George D. Petito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.17+	Term Loan Agreement, dated April 17, 2024, by and among Sanara MedTech Inc., as borrower, the Subsidiary Guarantors party thereto, the lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.18+	Form of Security Agreement, by and among Sanara MedTech Inc., the Subsidiary Guarantors party thereto and CRG Servicing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.19*+	Share Subscription and Shareholders’ Agreement, by and among the Company, The Russell Revocable Living Trust, Biomimetic Innovation Limited and the existing shareholders of Biomimetic Innovation Limited.

10.20*	First Amendment to Term Loan Agreement, dated March 19, 2025, by and among Sanara MedTech Inc., as borrower, the Subsidiary Guarantors party thereto, the lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent.

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Sanara MedTech Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2024).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sanara MedTech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†	Identifies a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

March 25, 2025	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald T. Nixon	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2025
Ronald T. Nixon

/s/ Elizabeth B. Taylor	Chief Financial Officer (Principal Financial Officer)	March 25, 2025
Elizabeth B. Taylor

Chief Accounting Officer and Chief Administrative Officer
/s/ Michael D. McNeil	(Principal Accounting Officer)	March 25, 2025
Michael D. McNeil

/s/ Robert DeSutter	Director	March 25, 2025
Robert DeSutter

/s/ Roszell Mack III	Director	March 25, 2025
Roszell Mack III

/s/ Eric D. Major	Director	March 25, 2025
Eric D. Major

/s/ Sara Ortwein	Director	March 25, 2025
Sara Ortwein

/s/ Ann Beal Salamone	Director	March 25, 2025
Ann Beal Salamone

/s/ Keith G. Myers	Director	March 25, 2025
Keith G. Myers

/s/ Eric D. Tanzberger	Director	March 25, 2025
Eric D. Tanzberger

