Form 10-Q
period 2025-06-30
Sanara MedTech Inc.
filed 2025-08-13
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, 8,902,351 shares of the Issuer’s common stock, $0.001 par value per share, were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended June 30, 2025

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

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$16,958,744	$15,878,295
Accounts receivable, net	11,989,698	12,408,819
Accounts receivable – related parties	9,081	40,566
Inventory, net	3,511,850	2,753,032
Convertible loan receivable	-	1,101,478
Prepaid and other assets	1,200,083	1,123,798
Total current assets	33,669,456	33,305,988

Long-term assets
Intangible assets, net	40,992,568	41,006,776
Goodwill	3,601,781	3,601,781
Investment in equity securities	10,515,812	8,297,223
Right of use assets – operating leases	1,088,149	1,447,907
Property and equipment, net	8,899,879	432,317
Total long-term assets	65,098,189	54,786,004

Total assets	$98,767,645	$88,091,992

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,457,301	$1,499,764
Accounts payable – related parties	32,355	30,913
Accrued bonuses and commissions	10,199,451	10,778,840
Accrued royalties and expenses	2,964,143	2,621,867
Earnout liabilities – current	39,659	-
Operating lease liabilities – current	182,935	358,687
Total current liabilities	14,875,844	15,290,071

Long-term liabilities
Long-term debt	44,216,662	30,689,290
Earnout liabilities – long-term	2,110,945	748,001
Operating lease liabilities – long-term	1,051,290	1,237,051
Other long-term liabilities	1,120,958	1,215,617
Total long-term liabilities	48,499,855	33,889,959

Total liabilities	63,375,699	49,180,030

Commitments and contingencies (Note 9)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,903,662 issued and outstanding as of June 30, 2025 and 8,753,773 issued and outstanding as of December 31, 2024	8,904	8,754
Additional paid-in capital	78,678,081	77,179,211
Accumulated deficit	(43,287,572)	(37,784,392)
Total Sanara MedTech shareholders’ equity	35,399,413	39,403,573
Equity attributable to noncontrolling interest	(7,467)	(491,611)
Total shareholders’ equity	35,391,946	38,911,962
Total liabilities and shareholders’ equity	$98,767,645	$88,091,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Revenue	$25,830,834	$20,158,823	$49,264,930	$38,695,461

Cost of goods sold	1,937,282	2,008,686	3,772,249	3,898,732

Gross profit	23,893,552	18,150,137	45,492,681	34,796,729

Operating expenses
Selling, general and administrative	21,553,194	18,957,608	42,993,804	35,149,867
Research and development	1,257,475	985,651	2,371,613	1,931,949
Depreciation and amortization	1,114,231	1,105,507	2,238,641	2,210,927
Change in fair value of earnout liabilities	-	(13,773)	-	(79,451)
Total operating expenses	23,924,900	21,034,993	47,604,058	39,213,292

Operating loss	(31,348)	(2,884,856)	(2,111,377)	(4,416,563)

Other income (expense)
Interest expense	(1,791,568)	(644,346)	(3,108,660)	(911,682)
Share of losses from equity method investments	(195,482)	-	(339,090)	-
Interest income	-	-	3,672	-
Gain on disposal of property and equipment	-	-	9,674	-
Total other income (expense)	(1,987,050)	(644,346)	(3,434,404)	(911,682)

Net loss	(2,018,398)	(3,529,202)	(5,545,781)	(5,328,245)

Less: Net loss attributable to noncontrolling interest	(4,036)	(25,188)	(4,242)	(60,047)

Net loss attributable to Sanara MedTech shareholders	$(2,014,362)	$(3,504,014)	$(5,541,539)	$(5,268,198)

Net loss per share of common stock, basic and diluted	$(0.23)	$(0.41)	$(0.64)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	8,612,986	8,468,835	8,591,663	8,444,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	100,662	101	803,285	-	-	803,386
Net settlement and retirement of equity-based awards	(13,162)	(13)	(483,633)	(97,148)	-	(580,794)
Net loss	-	-	-	(1,764,184)	(34,859)	(1,799,043)
Balance at March 31, 2024	8,622,739	8,623	73,180,208	(29,898,146)	(279,119)	43,011,566
Share-based compensation	67,294	67	1,411,478	-	-	1,411,545
Net settlement and retirement of equity-based awards	56,943	57	493,829	14,200	-	508,086
Net loss	-	-	-	(3,504,014)	(25,188)	(3,529,202)
Balance at June 30, 2024	8,746,976	$8,747	$75,085,515	$(33,387,960)	$(304,307)	$41,401,995

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962
Share-based compensation	149,857	150	1,304,754	-	-	1,304,904
Change in noncontrolling interest	-	-	(510,292)	-	488,386	(21,906)
Net loss	-	-	-	(3,527,177)	(206)	(3,527,383)
Balance at March 31, 2025	8,903,630	8,904	77,973,673	(41,311,569)	(3,431)	36,667,577
Share-based compensation	20,985	21	1,435,418	-	-	1,435,439
Net settlement and retirement of equity-based awards	(20,953)	(21)	(731,010)	38,359	-	(692,672)
Net loss	-	-	-	(2,014,362)	(4,036)	(2,018,398)
Balance at June 30, 2025	8,903,662	$8,904	$78,678,081	$(43,287,572)	$(7,467)	$35,391,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,545,781)	$(5,328,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,238,641	2,210,927
Gain on disposal of property and equipment	(9,674)	-
Credit loss expense	294,034	155,930
Inventory obsolescence	371,957	259,577
Share-based compensation	2,740,343	2,214,931
Noncash lease expense	359,758	202,756
Share of losses from equity method investments	339,090	-
Back-end fee	377,490	52,500
Paid-in-kind interest	995,244	161,875
Accretion of finance liabilities	86,541	117,267
Amortization and write-off of debt issuance costs	132,821	100,883
Change in fair value of earnout liabilities	-	(79,451)
Changes in operating assets and liabilities:
Accounts receivable, net	125,086	(2,127,363)
Accounts receivable – related parties	31,485	(103,012)
Inventory, net	(1,130,775)	893,297
Prepaid and other assets	(76,285)	119,172
Accounts payable	(42,464)	(1,173,544)
Accounts payable – related parties	1,442	67,682
Accrued royalties and expenses	317,076	402,610
Accrued bonuses and commissions	(579,389)	(961,709)
Operating lease liabilities	(361,513)	(192,383)
Net cash provided by (used in) operating activities	665,127	(3,006,300)
Cash flows from investing activities:
Purchases of property and equipment	(3,484,008)	(124,580)
Proceeds from disposal of property and equipment	60,000	-
Purchases of intangible assets	(23,452)	-
Investment in equity securities	(3,538,217)	-
CarePICS acquisition	(2,122,146)	-
Net cash used in investing activities	(9,107,823)	(124,580)
Cash flows from financing activities:
Loan proceeds, net of debt issuance costs of $228,183 in 2025 and $887,253 in 2024	12,021,817	14,112,747
Pay off line of credit	-	(9,750,000)
Pay off debt assumed in CarePICS acquisition	(1,650,000)	-
Net settlement of equity-based awards	(692,672)	(72,708)
Cash payment of finance and earnout liabilities	(156,000)	(156,000)
Net cash provided by financing activities	9,523,145	4,134,039
Net increase in cash	1,080,449	1,003,159
Cash, beginning of period	15,878,295	5,147,216
Cash, end of period	$16,958,744	$6,150,375

Cash paid during the period for:
Interest	$1,516,563	$549,227
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$2,084,278	$-
Conversion of note receivable into equity method investment	1,101,478	-
Earnout liability generated by CarePICS acquisition	1,355,603	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skin markets. Each of the Company’s products, services and technologies are designed to achieve the Company’s goal of providing better clinical outcomes at a lower overall cost for patients, regardless of where they receive care. Through its two operating segments, Sanara Surgical and Tissue Health Plus (“THP”), the Company strives to be one of the most innovative and comprehensive providers of effective surgical, wound and skin solutions and is continually seeking to expand its offerings for patients requiring treatments across the entire continuum of care in the United States.

As further discussed in Note 12, the Company historically managed its business on the basis of one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to reflect a change in the way the business is managed. Based on the Company’s growing investment in the value-based wound care strategy and how the Company’s chief operating decision maker, the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company has two reportable segments: Sanara Surgical and THP.

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

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, the Company’s lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution, a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

Sanara Surgical also includes an in-house research and development team, Rochal Technologies, with an extensive pipeline of innovative products under development.

Tissue Health Plus

Through the Company’s subsidiary, Tissue Health Plus, LLC, the Company is seeking to simplify skin health, starting with wound care, through a unique strategy. Through THP, the Company plans to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies.

THP’s programs are expected to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. THP plans to coordinate delivery of community and home-based wound care for its managed patients. Community-based care spans a variety of settings including physician offices, skilled nursing facilities, assisted living facilities and senior living facilities. THP’s programs are intended to integrate science and evidence-based medicine protocols to standardize wound prevention and treatment. The Company launched its first pilot program with a wound care provider group during the second quarter of 2025.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations for the periods presented as their inclusion would have been anti-dilutive during the six months ended June 30, 2025 and 2024 due to the Company’s net loss.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share for the six months ended June 30, 2025 and 2024 as such shares would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Stock options(a)	31,013	31,013
Warrants(b)	-	16,725
Unvested restricted stock	260,377	230,277

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022.

(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022.

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

Disaggregation of Revenue

Revenue streams from product sales, software as a service (“SaaS”), and royalties for the three and six months ended June 30, 2025 and 2024 are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Soft tissue repair products	$22,661,457	$17,641,318	$43,193,897	$33,723,610
Bone fusion products	3,142,795	2,516,599	6,044,451	4,970,945
SaaS	26,582	-	26,582	-
Royalties	-	906	-	906
Total Net Revenue	$25,830,834	$20,158,823	$49,264,930	$38,695,461

For the three and six months ended June 30, 2025 and 2024, revenue from soft tissue repair products, bone fusion products and royalties was generated from the Sanara Surgical segment. The Company launched the first THP pilot program with a wound care provider group during the second quarter of 2025; however, the pilot program is in its early stages and has not generated any revenue to date. For the three and six months ended June 30, 2025, the SaaS revenue shown was generated from the THP segment and relates to contracts acquired in the CarePICS Acquisition (defined in Note 3 below).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company’s accounts receivable balance, net was $11,989,698, $12,408,819, and $8,474,965 as of June 30, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded credit loss expense of $115,000 and $90,930 during the three months ended June 30, 2025 and 2024, respectively, and $294,034 and $155,930 during the six months ended June 30, 2025 and 2024, respectively. The allowance for credit losses was $1,156,801 at June 30, 2025 and $1,173,441 at December 31, 2024. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $4,675 at June 30, 2025 and $4,897 at December 31, 2024. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $172,679 and $164,342 during the three months ended June 30, 2025 and 2024, respectively, and $371,957 and $259,577 during the six months ended June 30, 2025 and 2024, respectively. The allowance for obsolete and slow-moving inventory had a balance of $586,624 at June 30, 2025 and $534,549 at December 31, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	June 30, 2025	December 31, 2024
Computers	3-5 years	$245,381	$295,963
Office equipment	3-7 years	231,557	216,491
Furniture and fixtures	5-10 years	335,108	346,508
Leasehold improvements	2-5 years	180,668	181,968
Developed technology	5 years	5,127,749	-
Internal use software (in development)	5 years	3,368,324	-

Property and equipment, gross		9,488,787	1,040,930
Less accumulated depreciation		(588,908)	(608,613)

Property and equipment, net		$8,899,879	$432,317

Depreciation expense related to property and equipment was $45,350 and $133,301 during the three months ended June 30, 2025 and 2024, respectively, and $91,608 and $266,270 during the six months ended June 30, 2025 and 2024, respectively. Developed technology and internal use software are in the development phase and have not been placed in service. Once the development phase is complete, the technology and software will be placed in service and depreciated over the estimated useful life of the developed technology and software, which is generally five years.

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

The Company begins capitalization of qualifying costs when the preliminary project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during the preliminary project stage along with post implementation stages of internal use computer software are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures would result in additional functionality.

The Company has been developing internal use software in conjunction with the development and future release of the THP platform. The development phase of this internal use software began at the beginning of January 2025, and it was still in the development phase as of June 30, 2025. Therefore, under ASC 350-40 the project includes capitalizable costs of employees and external vendors who are developing the application which is expected to continue during the third quarter of 2025. To date, this includes approximately $3.4 million in capitalized costs which will be placed in service once the development phase is complete. Capitalized development costs are classified as “Property and equipment, net” in the Consolidated Balance Sheets and will be depreciated over the estimated useful life of the software, which is generally five years.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of June 30, 2025 and December 31, 2024, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”), which is included in the Sanara Surgical segment. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the six months ended June 30, 2025 or 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the six months ended June 30, 2025 and 2024.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 6, as of June 30, 2025, the Company had three investments that were recorded applying the equity method of accounting. The Company did not have any investments recorded applying the equity method of accounting as of June 30, 2024 other than the investment in SI Technologies (as defined and described in Note 6), which had not yet commenced activities. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the six months ended June 30, 2025 and 2024.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The fair value of the contingent earnout considerations and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 3, 5 and 9 are based on Level 3 inputs.

Liabilities for contingent consideration related to the acquisition of assets from The Hymed Group Corporation (“Hymed”) and Applied Nutritionals, LLC (“Applied”) in August 2023 (the “Applied Asset Purchase”) and the CarePICS Acquisition in April 2025 are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. The contingent consideration for the Scendia acquisition was settled as of September 30, 2024, and the final earnout payment of approximately $1.1 million was paid in cash in October 2024. The Precision Healing contingent consideration was classified as a liability at its fair value at each reporting period due to the fact that the monetary value of the shares to be issued was predominantly dependent on the exercise contingency (i.e., revenue targets). Subsequent changes in fair value of contingent consideration related to the Precision Healing merger were reported under the line item captioned “Change in fair value of earnout liabilities” in the Company’s Consolidated Statements of Operations. The Company reviewed the thresholds necessary to trigger a payment on the Precision Healing earnout and deemed the thresholds to be unachievable by the former Precision Healing security holders. Therefore, the remaining fair value on the Precision Healing earnout was reduced to zero as of December 31, 2024. Due to the Applied Asset Purchase being accounted for as an asset acquisition, and given that this transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase results in adjustments to the contingent consideration liability and the intellectual property intangible asset, with cumulative catch-up amortization adjustments. Due to the CarePICS Acquisition being accounted for as an asset acquisition, and given that the transaction included contingent shares, subsequent revaluations of cash settlements related to contingent consideration are recognized as adjustments to the developed technology and the earnout liability, with cumulative catch-up depreciation adjustments. Subsequent revaluations of equity settlements related to the CarePICS Acquisition contingent consideration are remeasured at each reporting date and recognized as adjustments to the earnout liability with changes in fair value recognized in earnings. The current year revaluation of earnout liability below is a result of an increase in the estimated value of the earnout liability established at the time of the Applied Asset Purchase. There were no changes in the estimated value of the CarePICS Acquisition contingent consideration liability between the acquisition date and June 30, 2025. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Balance at December 31, 2024	$748,001
Additions	1,355,603
Revaluation of earnout liabilities	47,000
Balance at June 30, 2025	$2,150,604

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s borrowings under the CRG Term Loan (defined below) was $41.6 million as of June 30, 2025, compared to the carrying amount, net of debt issuance costs, of $44.2 million. The estimated fair value of the Company’s CRG Term Loan approximated its carrying value as of December 31, 2024. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the new guidance effective for its annual report for the fiscal year ended December 31, 2024, and for interim filings beginning with the interim period ended March 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 12 for segment reporting disclosures.

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

In November 2024, FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires new disclosures providing further detail of a company’s income statement expense line items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

NOTE 3 – CAREPICS ACQUISITION

On April 1, 2025 (the “CarePICS Closing Date”), the Company, entered into a Unit Purchase Agreement (the “CarePICS Purchase Agreement”), by and among the Company, Tissue Health Plus, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Purchaser”), CarePICS, LLC (“CarePICS”), the holders of CarePICS’s outstanding units (each, a “Seller” and collectively, the “Sellers”) and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the issued and outstanding equity interests of CarePICS (the “Units”) from the Sellers (the “CarePICS Acquisition”). On the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition and CarePICS became an indirect wholly owned subsidiary of the Company.

CarePICS designed and maintained a mobile and web app for clinicians to perform certain activities related to treating vascular and wound care patients, including (i) requesting and providing specialty consultations, (ii) creating and sending clinical reports, (iii) scheduling and performing telehealth visits with patients and (iv) signing and fulfilling medical supply orders. The CarePICS virtual platform enabled HIPAA-compliant communication sharing of video, voice, text and images for all activities between users. The CarePICS virtual platform is expected to be utilized in the THP platform.

Cash Consideration

Pursuant to the CarePICS Purchase Agreement, cash consideration for the CarePICS Acquisition was $2.0 million, which included transaction expenses of the Sellers. On the CarePICS Closing Date, the Company also paid $1.65 million to satisfy certain existing indebtedness of CarePICS which was assumed by the Company at the closing of the acquisition.

Earnout Consideration

The CarePICS Purchase Agreement also provides that the Sellers are entitled to receive potential earnout payments. Pursuant to the CarePICS Purchase Agreement, for each of (A) the period beginning on the CarePICS Closing Date and ending on March 31, 2026 (the “First Earnout Period”) and (B) the period beginning on April 1, 2026 and ending on March 31, 2027 (the “Second Earnout Period”), each Seller is entitled to such Seller’s pro rata share of a value equal to (i) $2,000,000 minus (ii) any funding provided by the Purchaser or its affiliates to the SaaS P&L (as defined in the CarePICS Purchase Agreement) during the First Earnout Period and Second Earnout Period, as applicable, in excess of $110,000 per month, minus (iii) any shortfall in the projected SaaS P&L EBITDA (as defined in the CarePICS Purchase Agreement) for the applicable earnout period, plus (iv) 75% of any SaaS P&L EBITDA generated in excess of the projected SaaS P&L EBITDA for the First Earnout Period and the Second Earnout Period, as applicable.

Each earnout payment, if any, is due within 90 days following the First Earnout Period and Second Earnout Period, as applicable, and is payable in cash or, at the Purchaser’s election, is payable to Sellers who qualify as “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended) in a combination of 30% cash and 70% of the Purchaser’s Class A-2 Units, with the value of the Class A-2 Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the amounts paid for the First and Second Earnout Periods will not exceed $10,000,000.

In addition, for a period ending 10 years following the CarePICS Closing Date (the “Purchaser Value Earnout Period”), each Seller is entitled to receive annual earnout payments based on the census of patient volume for the previous year and be based upon a rate of $5.00 enablement value per patient per year (the “Purchaser Value Earnouts”). Each earnout payment, if any, is due 90 days following the end of each fiscal year during the Purchaser Value Earnout Period, and is payable in cash or, at the Purchaser’s election, is payable to Sellers who qualify as accredited investors in a combination of 30% cash and 70% of the Purchaser’s Class B Units, with the value of the Class B Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the Purchaser Value Earnouts will not exceed $10,000,000.

As the contingent consideration was negotiated as part of the CarePICS Acquisition, the contingent obligation was included in the total purchase consideration transferred and classified as a liability.

The total purchase consideration for the CarePICS Acquisition was as follows:

Consideration	Amount
Cash consideration	$2,000,000
Contingent consideration	1,355,603
Direct transaction costs	122,146
Total purchase consideration	$3,477,749

Based on guidance provided by ASC 805, Business Combinations, the Company recorded the CarePICS Acquisition as an asset acquisition due to the determination that substantially all the fair value of the assets acquired was concentrated in the CarePICS developed technology.

The purchase consideration was allocated to the acquired assets and liabilities based on their relative fair value as follows:

Description	Amount
Developed technology	$5,127,749
Debt assumed	(1,650,000)
Net assets acquired	$3,477,749

Subsequent revaluations of cash settlements related to contingent consideration are recognized as adjustments to the developed technology and the earnout liability, with cumulative catch-up depreciation adjustments. Subsequent revaluations of equity settlements related to the contingent consideration are remeasured at each reporting date, and are recognized as adjustments to the earnout liability with changes in fair value recognized in earnings.

NOTE 4 – CONVERTIBLE LOAN RECEIVABLE

In connection with an equity investment in Biomimetic Innovations Limited (“BMI”), an unaffiliated entity engaged in the development of certain surgical technologies, the Company entered into a convertible loan agreement in July 2024 pursuant to which the Company loaned $1,079,391 to BMI. The loan was initially set to be repaid on October 1, 2024. However, the Company extended the repayment date to January 15, 2025. On October 1, 2024, the Company began accruing interest at 8% per annum. Pursuant to the convertible loan agreement, the Company had the option to convert the outstanding balance of the loan into noncontrolling equity interests of BMI upon satisfactory completion of certain due diligence activities. On January 16, 2025, the loan was converted into equity of BMI (see Note 6 for additional information). As of June 30, 2025, the loan balance was zero, and as of December 31, 2024, the loan balance was $1,101,478, including accrued interest, and was recorded under the caption “Convertible loan receivable” in the Company’s Consolidated Balance Sheets.

NOTE 5 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2023	$3,601,781
Acquisitions	-
Balance as of December 31, 2024	3,601,781
Acquisitions	-
Balance as of June 30, 2025	$3,601,781

In connection with the change in reportable operating segments in the second quarter of 2024, the Company reassessed goodwill as the segments are presented in this report. Goodwill was recorded in connection with the acquisition of Scendia and is included entirely within the Sanara Surgical segment. The Company’s assessment determined that these changes, or any other matters noted, did not alter the Company’s conclusion that goodwill was not impaired as of June 30, 2025 or 2024.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$38,056,240	$(6,171,366)	$31,884,874	$38,009,240	$(5,008,856)	$33,000,384
Customer relationships and other	7,971,752	(3,594,886)	4,376,866	7,948,299	(3,007,118)	4,941,181
Licenses	6,784,278	(2,053,450)	4,730,828	4,793,879	(1,728,668)	3,065,211
Total	$52,812,270	$(11,819,702)	$40,992,568	$50,751,418	$(9,744,642)	$41,006,776

As of June 30, 2025, the weighted-average amortization period for finite-lived intangible assets was 14.2 years. Amortization expense related to intangible assets was $1,068,881 and $972,206 for the three months ended June 30, 2025 and 2024, respectively, and $2,147,033 and $1,944,657 for the six months ended June 30, 2025 and 2024, respectively. The estimated remaining amortization expense as of June 30, 2025 for finite-lived intangible assets is as follows:

Remainder of 2025	$2,152,407
2026	4,298,512
2027	4,192,483
2028	4,142,043
2029	3,630,972
2030	2,703,045
Thereafter	19,873,106
Total	$40,992,568

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of December 31, 2024. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments — Equity Securities, this investment was reported at cost as of June 30, 2025.

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

The Company determined that the fair value of assets exchanged in the Pixalere Redemption was not determinable with reliability. Therefore, the Company recorded the transaction as a non-monetary exchange of assets and reclassified the $2,084,278 carrying value of its investment in the Pixalere Shares as an intangible asset for the amended license agreement. The Company also eliminated the 27.3% equity ownership interest in Pixalere USA held by Pixalere Canada and recorded a change in noncontrolling interest in the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to 6.59% as of June 30, 2025 and December 31, 2024. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis.

The Company reviewed the characteristics of Sanara CMP’s investment in CMp in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”), and determined that Sanara CMP made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost plus transaction costs. Sanara CMP’s share of the earnings or losses of CMp is recorded in the Company’s Consolidated Statements of Operations.

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

The Company reviewed the characteristics of the Company’s investment in SI Technologies in accordance with ASC 323 and determined that the Company made a non-controlling investment in a limited liability company. In accordance with ASC 323-30-S99-1, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. The Company’s share of the earnings or losses of SI Technologies is recorded in the Company’s Consolidated Statements of Operations.

BMI

On January 16, 2025, the Company entered into a share subscription and shareholders’ agreement (the “Subscription Agreement”), pursuant to which the Company made an initial cash investment in BMI totaling approximately €3.0 million. Upon the Company’s initial investment of €3.0 million and the conversion of its previously disclosed €1.0 million convertible loan to BMI (see Note 4), the Company was issued 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. The Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025.

The Company reviewed the characteristics of the Company’s investment in BMI in accordance with ASC 323 and determined that the Company made a non-controlling investment in a limited liability company. In accordance with ASC 323-30-S99-1, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. The Company’s share of the earnings or losses of BMI is recorded in the Company’s Consolidated Statements of Operations.

In connection with the Subscription Agreement, the Company entered into a license and distribution agreement with BMI (the “BMI License Agreement”) pursuant to which the Company acquired the exclusive U.S. marketing, sales and distribution rights to certain BMI products, for use in the treatment of a wound or injury caused by a traumatic incident. Pursuant to the BMI License Agreement, the Company was appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell certain BMI products for trauma indications inside the United States and its territories. See Note 9 for more information regarding the BMI License Agreement.

The following table summarizes the Company’s investments for the periods presented:

	June 30, 2025		December 31, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
ChemoMouthpiece, LLC	$5,017,758	6.59%	$5,172,242	6.59%
SI Healthcare Technologies, LLC	47,976	50.00%	40,703	50.00%
Biomimetic Innovations Limited	4,450,078	6.67%	-	-%
Total Equity Method Investments	$9,515,812		$5,212,945

Cost Method Investments
Direct Dermatology Inc.	$1,000,000		$1,000,000
Pixalere Healthcare Inc.	-		2,084,278
Total Cost Method Investments	$1,000,000		$3,084,278

Total Investments	$10,515,812		$8,297,223

The following table summarizes the Company’s share of income (loss) from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity Method Investments
ChemoMouthpiece, LLC	$(80,452)	$-	$(154,484)	$-
SI Healthcare Technologies, LLC	7,273	-	7,273	-
Biomimetic Innovations Limited	(122,303)	-	(191,879)	-
Total	$(195,482)	$-	$(339,090)	$-

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

As of June 30, 2025, the Company had two material operating leases for office space. The leases had remaining lease terms of 69 and two months as of June 30, 2025, respectively. In August 2025, the Company renewed the lease which was set to expire in two months, for an additional three-year term. For practical expediency, the Company has elected not to recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $1,088,149 and a related lease liability of $1,234,225 as of June 30, 2025. The Company recorded lease expense of $128,629 and $138,798 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded lease expense of $260,197 and $277,596 for the six months ended June 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $259,786 and $267,223 for the six months ended June 30, 2025 and 2024, respectively.

The present value of the Company’s operating lease liabilities as of June 30, 2025 is shown below:

Maturity of Operating Lease Liabilities

June 30, 2025
Remainder of 2025	$186,588
2026	286,751
2027	291,220
2028	295,689
2029	300,158
2030	303,891
Thereafter	77,090

Total lease payments	1,741,387
Less imputed interest	(507,162)
Present Value of Lease Liabilities	$1,234,225

Operating lease liabilities – current	$182,935
Operating lease liabilities – long-term	$1,051,290

As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 5.6 years and a weighted average discount rate of 13.2%.

NOTE 8 – DEBT AND CREDIT FACILITIES

CRG Term Loan Agreement

On April 17, 2024 (the “Closing Date”), the Company entered into a term loan agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “CRG Term Loan Agreement”), providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). The CRG Term Loan Agreement initially provided for (i) a $15.0 million senior secured term loan that was borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing was at least $5.0 million and occurred between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including the Agent having received certain fees. The Company used a portion of the proceeds of the First Borrowing under the CRG Term Loan to extinguish the remaining balance under its previous term loan with Cadence Bank.

On September 4, 2024, the Company borrowed an additional $15.5 million under the CRG Term Loan Agreement (the “Second Borrowing”). The Company used $5.0 million of the proceeds of the Second Borrowing for its investment in CMp.

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

On March 31, 2025, the Company, borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”). The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of May 30, 2029 (the “Maturity Date”), unless earlier prepaid. Pursuant to the CRG Term Loan Agreement, prior to December 31, 2025 and subject to the satisfaction of certain conditions, the Company has the right to draw down a fourth borrowing of up to $12.25 million. The Company used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities, such as the CarePICS Acquisition in April 2025, and for general working capital and corporate purposes.

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

For the three months ended June 30, 2025, the Company paid $889,784 of interest in cash and recorded $583,920 of interest paid-in-kind related to the CRG Term Loan. For the six months ended June 30, 2025, the Company paid $1,516,563 of interest in cash and recorded $995,244 of interest paid-in-kind related to the CRG Term Loan. For the three and six months ended June 30, 2024, the Company paid $246,667 of interest in cash and recorded $161,875 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest was applied to the principal balance of the CRG Term Loan. The Company recorded $201,411 and $377,490 for the three and six months ended June 30, 2025, respectively, to interest expense related to the back-end fee. The Company recorded $52,500 for the three and six months ended June 30, 2024 to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included in “Long-term debt” on the Consolidated Balance Sheets.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, the Company may make voluntary prepayments of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

Certain of the Company’s current and future subsidiaries, including the Guarantors, guarantee the obligations of the Company under the CRG Term Loan Agreement. As security for their obligations under the CRG Term Loan Agreement, on the Closing Date, the Company and the Guarantors entered into a security agreement with the Agent pursuant to which the Company and the Guarantors granted to the Agent, as collateral agent for the lenders, a lien on substantially all of the Company’s and the Guarantors’ assets, including intellectual property (subject to certain exceptions).

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

The table below presents the components of the Company’s outstanding debt for the periods presented:

	June 30, 2025	December 31, 2024
CRG Term Loan	$42,750,000	$30,500,000
Paid-in-kind interest	1,834,210	838,965
Back-end fee	735,576	358,086
Debt	45,319,786	31,697,051

Less: unamortized debt issuance costs	(1,103,124)	(1,007,761)

Debt, net of debt issuance costs	44,216,662	30,689,290

Less: Current portion of debt	-	-
Long-term debt, net of current portion	$44,216,662	$30,689,290

The table below presents the aggregate maturities of the Company’s outstanding debt as of June 30, 2025:

Year	Total

Remainder of 2025	$-
2026	-
2027	-
2028	-
2029	45,319,786
2030	-
Thereafter	-
Total debt	$45,319,786

In connection with the CRG Term Loan, the Company incurred $228,183 and $1,160,740 of debt issuance costs during the six months ended June 30, 2025 and year ended December 31, 2024, respectively. Debt issuance costs are amortized to “Interest expense” in the Consolidated Statements of Operations over the life of the debt to which they pertain. The total unamortized debt issuance costs were $1,103,124 and $1,007,761 as of June 30, 2025 and December 31, 2024, respectively. Debt issuance costs are included in “Long-term debt” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $132,821 and $100,883 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $47,935 and $42,305 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, royalty expense under this agreement was $85,435 and $77,305, respectively. The Company’s Executive Chairman and Chief Executive Officer is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of June 30, 2025.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of June 30, 2025.

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

The BMI License Agreement requires that the Company pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, the Company and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires the Company to pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product. No royalties have been paid under this agreement as of June 30, 2025.

Subscription Agreement

In connection with the BMI License Agreement, on January 16, 2025, the Company entered into the Subscription Agreement, pursuant to which the Company made an initial cash investment in BMI totaling approximately €3.0 million. Upon the Company’s initial cash investment of €3.0 million and the conversion of its previously disclosed €1.0 million convertible loan to BMI, the Company was issued 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, the Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised and there were 31,013 share options remaining to be exercised as of June 30, 2025.

Applied Asset Purchase

On August 1, 2023, the Company closed the Applied Asset Purchase for an initial aggregate purchase price of $15.25 million, consisting of $9.75 million in cash and 73,809 shares of the Company’s common stock with an agreed upon value of $3.0 million, and $2.5 million in cash to be paid in four equal installments of $625,000 on each of the next four anniversaries of the closing date. The first of four installment payments of $625,000 was made in August 2024 and the second installment payment of $625,000 was made in August 2025.

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

In connection with the Applied Asset Purchase, effective August 1, 2023, the Company entered into a professional services agreement (the “Petito Services Agreement”) with Dr. George D. Petito (the “Owner”), pursuant to which the Owner, as an independent contractor, agreed to provide certain services to the Company, including, among other things, assisting with the development of products already in development and assisting with research, development, formulation, invention and manufacturing of any future products (the “Petito Services”). As consideration for the Petito Services, the Owner is entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to 3% of the actual collections from net sales of certain products the Owner develops or codevelops that reach commercialization, (iii) a royalty payment equal to 5% for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of 2.5% on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts or royalties paid related to this arrangement as of June 30, 2025.

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

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. As of June 30, 2025, a total of 170,842 shares, net of forfeitures, had been issued under the 2024 LTIP and 829,295 were available for issuance under the 2024 LTIP.

Restricted Stock Awards

During the six months ended June 30, 2025, the Company issued restricted stock awards under the 2024 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 170,842 shares, net of forfeitures, under the 2024 LTIP, of restricted common stock to employees, directors, and certain advisors of the Company during the six months ended June 30, 2025. The fair value of these awards was $5,825,941 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,435,439 and $1,411,545 was recognized in “Operating expenses” in the accompanying Consolidated Statements of Operations during the three months ended June 30, 2025 and 2024, respectively. Share-based compensation expense of $2,740,343 and $2,214,931 was recognized in “Operating expenses” in the accompanying Consolidated Statements of Operations during the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025, there was $7,350,817 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years.

Below is a summary of restricted stock activity for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	202,787	$34.72
Granted	175,686	34.16
Vested	(113,252)	33.69
Forfeited	(4,844)	36.16
Nonvested at June 30, 2025	260,377	$35.06

Stock Options

A summary of the status of outstanding stock options at June 30, 2025 and changes during the six months then ended is presented below:

	Six Months Ended June 30, 2025
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	31,013	$10.57
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2025	31,013	$10.57	5.3	$552,803

Exercisable at June 30, 2025	31,013	$10.57	5.3	$552,803

NOTE 11 – RELATED PARTIES

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Each of these products are 510(k) cleared. Ronald T. Nixon, the Company’s Chief Executive Officer and Executive Chairman, is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration for the consulting services provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement had an initial term of three years, unless earlier terminated by the Company, and was subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company, and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. The Company incurred costs pursuant to the Catalyst Services Agreement of $10,000 and $57,000 in the three months ended June 30, 2025 and 2024, respectively, and $30,000 and $113,272 in the six months ended June 30, 2025 and 2024, respectively, and is recorded in “Selling, general and administrative” in the accompanying Consolidated Statements of Operations.

NOTE 12 – SEGMENT REPORTING

As discussed in Note 1, the Company historically managed its business as one operating and reportable segment. During the second quarter of 2024, the Company changed its reportable segments to reflect a change in the way the business is managed. Based on the growing importance of the value-based wound care program to the Company’s future outlook and how the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company has two reportable segments: Sanara Surgical and THP.

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

Sanara Surgical

The Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, the Company’s lead product, CellerateRX Surgical, a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution, which is a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

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

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segments and Segment Adjusted EBITDA for the periods indicated below:

	Three Months Ended June 30,
	2025			2024
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net revenue	$25,804,252	$26,582	$25,830,834	$20,158,823	$-	$20,158,823
Cost of goods sold	1,937,282	-	1,937,282	2,008,686	-	2,008,686
Selling, general and administrative	19,634,319	1,918,875	21,553,194	18,349,924	607,684	18,957,608
Research and development	1,056,796	200,679	1,257,475	582,443	403,208	985,651
Depreciation and amortization	681,525	432,706	1,114,231	698,407	407,100	1,105,507
Change in fair value of earnout liabilities	-	-	-	89,330	(103,103)	(13,773)
Other expense (1)	1,987,050	-	1,987,050	644,346	-	644,346
Net income (loss)	$507,280	$(2,525,678)	$(2,018,398)	$(2,214,313)	$(1,314,889)	$(3,529,202)
Segment Adjusted EBITDA	$4,719,827	$(2,054,987)	$2,664,840	$1,393,959	$(801,778)	$592,181

	Six Months Ended June 30,
	2025			2024
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net revenue	$49,238,348	$26,582	$49,264,930	$38,695,461	$-	$38,695,461
Cost of goods sold	3,772,249	-	3,772,249	3,898,732	-	3,898,732
Selling, general and administrative (2)	38,763,527	4,230,277	42,993,804	34,032,964	1,116,903	35,149,867
Research and development	2,007,155	364,458	2,371,613	1,161,424	770,525	1,931,949
Depreciation and amortization	1,370,096	868,545	2,238,641	1,396,908	814,019	2,210,927
Change in fair value of earnout liabilities	-	-	-	(14,451)	(65,000)	(79,451)
Other expense (1)	3,433,146	1,258	3,434,404	911,682	-	911,682
Net loss	$(107,825)	$(5,437,956)	$(5,545,781)	$(2,691,798)	$(2,636,447)	$(5,328,245)
Segment Adjusted EBITDA	$7,414,885	$(4,092,077)	$3,322,808	$2,532,145	$(1,628,543)	$903,602

(1)	For the three months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments. For the three months ended June 30, 2024, other expense included interest expense. For the six months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment. For the six months ended June 30, 2024, other expense included interest expense.

(2)	For the six months ended June 30, 2024, $90,293 of selling, general and administrative expenses were reclassified from the Sanara Surgical segment to the THP segment.

The following table provides a reconciliation of net income (loss) to Segment Adjusted EBITDA for the Company’s reportable segments for the periods indicated below:

	Three Months Ended June 30,
	2025			2024
	Sanara Surgical	THP(3)	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$507,280	$(2,525,678)	$(2,018,398)	$(2,214,313)	$(1,314,889)	$(3,529,202)
Adjustments:
Interest expense	1,791,568	-	1,791,568	644,346	-	644,346
Depreciation and amortization	681,525	432,706	1,114,231	698,407	407,100	1,105,507
Noncash share-based compensation	1,278,871	26,394	1,305,265	1,046,321	36,429	1,082,750
Change in fair value of earnout liabilities	-	-	-	89,330	(103,103)	(13,773)
Share of losses from equity method investments	195,482	-	195,482	-	-	-
Executive separation costs (1)	260,275	-	260,275	904,780	-	904,780
Acquisition costs (2)	4,826	11,591	16,417	225,088	172,685	397,773
Segment Adjusted EBITDA	$4,719,827	$(2,054,987)	$2,664,840	$1,393,959	$(801,778)	$592,181

	Six Months Ended June 30,
	2025			2024
	Sanara Surgical	THP(3)	Total	Sanara Surgical	THP	Total
Net Loss	$(107,825)	$(5,437,956)	$(5,545,781)	$(2,691,798)	$(2,636,447)	$(5,328,245)
Adjustments:
Interest expense	3,108,660	-	3,108,660	911,682	—	911,682
Depreciation and amortization	1,370,096	868,545	2,238,641	1,396,908	814,019	2,210,927
Noncash share-based compensation	2,454,367	155,802	2,610,169	1,799,936	86,200	1,886,136
Change in fair value of earnout liabilities	-	-	-	(14,451)	(65,000)	(79,451)
Share of losses from equity method investments	339,090	-	339,090	-	-	-
(Gain) loss on disposal of property and equipment	(10,932)	1,258	(9,674)	-	-	-
Interest income	(3,672)	-	(3,672)	-	-	-
Executive separation costs (1)	260,275	-	260,275	904,780	-	904,780
Acquisition costs (2)	4,826	320,274	325,100	225,088	172,685	397,773
Segment Adjusted EBITDA	$7,414,885	$(4,092,077)	$3,322,808	$2,532,145	$(1,628,543)	$903,602

(1)	Includes $130,174 and $328,795 of share-based compensation related to executive separation costs for the three and six months ended June 30, 2025 and 2024, respectively.

(2)	Acquisition costs include legal, tax, accounting and other contract services related to prospective acquisitions.

(3)	The THP segment does not include $1.7 million and $3.4 million of internal use software costs capitalized during the three and six months ended June 30, 2025, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance, including topics such as our value-based wound and skin services and Tissue Health Plus (“THP”) platforms. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	shortfalls in forecasted revenue growth;

●	our ability to implement our value-based wound and skin strategy through acquisitions and investments and our ability to realize the anticipated benefits of such acquisitions and investments;

●	our ability to meet our future capital requirements;

●	our ability to maintain compliance with our debt obligations;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability to successfully expand into value-based wound, skin and other services;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules, regulations and reimbursement policies relating to the labeling, marketing and sale of our products, and our planned launch of value-based wound, skin and other services and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

OVERVIEW

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical, chronic wound and skin markets. Our products, services and technologies are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for patients regardless of where they receive care. Through our two operating segments, Sanara Surgical and THP, we strive to be one of the most innovative and comprehensive providers of effective surgical, wound and skin solutions and are continually seeking to expand our offerings for patients requiring treatments across the entire continuum of care in the United States.

Change in Reportable Segments

Historically, we managed our business on the basis of one operating and reportable segment. During the second quarter of 2024, we changed our reportable segments to reflect a change in the way the business is managed. Based on the growing importance of the value-based wound care program to our future outlook and how our chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results and makes decisions about resource allocation, we have two reportable segments: Sanara Surgical and THP.

Sanara Surgical

Our Sanara Surgical segment primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Sanara Surgical’s soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation. Sanara Surgical’s bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

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

Summary of Our Product, Service and Technology Offerings and Development Programs

Sanara Surgical Products

Our Sanara Surgical segment markets and distributes surgical, wound and skin products to physicians, hospitals, clinics, and post-acute care settings. Our products are primarily sold in the U.S. surgical tissue repair and advanced wound care markets. We believe that we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements. We are constantly seeking long-term strategic partnerships with a focus on products that improve outcomes at a lower overall cost.

CellerateRX Surgical

CellerateRX Surgical is a Type I bovine hydrolyzed collagen indicated for the management of surgical, traumatic, and partial and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical powder is sterilized, packaged and designed specifically for use in the operating room. CellerateRX Surgical products are primarily purchased by hospitals and ambulatory surgical centers for use by surgeons to treat surgical wounds. The majority of CellerateRX Surgical products are used for a variety of surgical wounds, including those associated with orthopedic, spine, and trauma procedures. Additional surgical wounds that often benefit from the use of CellerateRX Surgical include general, vascular, plastic/reconstructive, cardiovascular, gynecologic, and urologic related procedures.

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

Tissue Health Plus Services and Technology

In June 2020, we formed a subsidiary, United Wound and Skin Solutions, LLC (formerly known as “WounDerm”), to hold certain investments and operations in wound and skin virtual consult services. In 2024, United Wound and Skin Solutions, LLC was renamed to Tissue Health Plus, LLC. THP is continuing its current mission to simplify skin health, starting with value-based wound care through a refined business plan. Through THP, we plan to offer a first of its kind value-based wound care program to payers and risk-bearing entities such as accountable care organizations and value-based primary care companies. We launched the first THP pilot program with a wound care provider group during the second quarter of 2025.

We anticipate that THP’s customer contracts will have three-to-five-year terms. These contracts are expected to incorporate a mix of value-based pricing methodologies including episodic, “per member per month,” and “fee for value” pricing. We believe this approach is aligned with the financial goals of the payers and will help deliver outstanding clinical outcomes for the patients.

Our vision for our comprehensive approach consists of three key sets of planned capabilities:

(a)	Care Hub – This virtual patient monitoring, care coordination and navigation center is expected to help doctors and nurses support their patients throughout their wound care journey, from prevention to treatment. We expect to have Care Hub staffed by wound care certified nurse practitioners (“NPs”) and registered nurses (“RNs”), incorporating care delivery best practices from partnerships with certain physician-led multispecialty wound care groups. With NPs leading Care Hub, RNs are expected to be the wound specialists, providing patients with expert review and support of the overarching plan of care on each patient’s journey through the process. In addition, care navigators are expected to serve as a primary point of contact for patients and their providers, coordinating care, managing appointments and ensuring seamless communication among all team members.

(b)	Managed Services Organization (“MSO”) Network – With respect to patient-side wound care, our plan is that THP’s programs would be performed by a network of third-party providers who will be contracted through managed services agreements. These providers would include podiatrists, wound care provider groups, primary care physicians, and home health agencies. The providers in the THP network are expected to leverage THP’s standard of care, patient education and tools to deliver optimal patient outcomes with high predictability and efficiency.

(c)	Technology Platform – THP’s technology platform will focus on scaling workflows of THP’s Care Hub and MSO Network through automation and integration. We expect the THP technology platform to enable enhanced patient empowerment and self-healthcare. We anticipate that our platform will leverage our technology investments and partnerships with Precision Healing Inc. (“Precision Healing”), Pixalere Healthcare, Inc. (“Pixalere”), CarePICS, LLC (“CarePICS”) and others, by leveraging modern technology including artificial intelligence and machine learning. Our platform technology is expected to manage program economics, standards of care, patient monitoring, wound assessments, network performance monitoring, and revenue cycle management. We expect that each of these components will work in concert with each other, constantly improving economics and care delivery.

We have initiated a formal process to evaluate a full range of strategic alternatives for THP, with a focus on identifying and pursuing the best path forward to maximize value for our company and its shareholders.

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

RECENT DEVELOPMENTS

CRG Term Loan Amendment and Third Borrowing

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). In April 2024, our first borrowing (the “First Borrowing”) under the CRG Term Loan of $15.0 million was used to repay our then-existing loan with Cadence Bank (the “Cadence Term Loan”) and to pay fees and expenses related to the CRG Term Loan Agreement. In September 2024, we borrowed an additional $15.5 million under the CRG Term Loan (the “Second Borrowing”), a portion of the proceeds of which were used for the investment in ChemoMouthpiece, LLC (“CMp”). On March 19, 2025, we and the Guarantors entered into the First Amendment to Term Loan Agreement with the Agent and the lenders party thereto from time to time (the “CRG Amendment”) to, among other things (i) entitle us to up to two additional borrowings following the Second Borrowing under the CRG Term Loan, which must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. On March 31, 2025, we borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”). The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of May 30, 2029 (the “Maturity Date”), unless earlier prepaid. Pursuant to the CRG Term Loan Agreement, prior to December 31, 2025 and, subject to the satisfaction of certain conditions, we have the right to draw down a fourth borrowing of up to $12.25 million. The Company used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities, such as the CarePICS Acquisition (defined below) in April 2025, and for general working capital and corporate purposes.

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

In connection with the BMI License Agreement, on January 16, 2025, we entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), pursuant to which we made an initial cash investment in BMI totaling approximately €3.0 million. Upon our initial cash investment of €3.0 million and the conversion of our previously disclosed €1.0 million convertible loan to BMI, we were issued 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. For more information regarding the BMI License Agreement and BMI Subscription Agreement, see the “Liquidity and Capital Resources” section below.

CarePICS Acquisition

On April 1, 2025 (the “CarePICS Closing Date”), we entered into a Unit Purchase Agreement (the “CarePICS Purchase Agreement”), with THP, our wholly owned subsidiary (the “Purchaser”), CarePICS, LLC (“CarePICS”), the holders of CarePICS’s outstanding units (each, a “Seller” and collectively, the “Sellers”) and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the issued and outstanding equity interests of CarePICS (the “Units”) from the Sellers (the “CarePICS Acquisition”). On the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition, and CarePICS became an indirect wholly owned subsidiary of the Company. Pursuant to the CarePICS Purchase Agreement, the cash consideration for the CarePICS Acquisition was $2.0 million, which included transaction expenses of the Sellers. On the CarePICS Closing Date, we also paid $1.65 million to satisfy certain existing indebtedness of CarePICS, which was assumed by us at the closing of the acquisition. The CarePICS Purchase Agreement also provides that the Sellers are entitled to receive potential earnout payments. For more information regarding the CarePICS Acquisition, see the “Liquidity and Capital Resources” section below.

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

Revenue streams from product sales, software as a service (“SaaS”) and royalties for the three and six months ended June 30, 2025 and 2024 are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Soft tissue repair products	$22,661,457	$17,641,318	$43,193,897	$33,723,610
Bone fusion products	3,142,795	2,516,599	6,044,451	4,970,945
SaaS	26,582	-	26,582	-
Royalties	-	906	-	906
Total Net Revenue	$25,830,834	$20,158,823	$49,264,930	$38,695,461

For the three and six months ended June 30, 2025 and 2024, revenue from soft tissue repair products, bone fusion products and royalties was generated from the Sanara Surgical segment. We launched the first THP pilot program with a wound care provider group during the second quarter of 2025; however, the pilot program is in its early stages and has not generated any revenue to date. For the three and six months ended June 30, 2025, the SaaS revenue shown was generated from the THP segment and relates to contracts acquired in the CarePICS Acquisition.

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

RESULTS OF OPERATIONS

The following table presents certain information about the results and Segment Adjusted EBITDA (as described below) of our reportable business segments. See Note 12, Segment Reporting, in Part I, Item 1 of this report for more information on our reportable business segments:

	Three Months Ended June 30,
	2025			2024
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net revenue	$25,804,252	$26,582	$25,830,834	$20,158,823	$-	$20,158,823
Cost of goods sold	1,937,282	-	1,937,282	2,008,686	-	2,008,686
Selling, general and administrative	19,634,319	1,918,875	21,553,194	18,349,924	607,684	18,957,608
Research and development	1,056,796	200,679	1,257,475	582,443	403,208	985,651
Depreciation and amortization	681,525	432,706	1,114,231	698,407	407,100	1,105,507
Change in fair value of earnout liabilities	-	-	-	89,330	(103,103)	(13,773)
Other expense (1)	1,987,050	-	1,987,050	644,346	-	644,346
Net income (loss)	$507,280	$(2,525,678)	$(2,018,398)	$(2,214,313)	$(1,314,889)	$(3,529,202)
Segment Adjusted EBITDA	$4,719,827	$(2,054,987)	$2,664,840	$1,393,959	$(801,778)	$592,181

	Six Months Ended June 30,
	2025			2024
	Sanara Surgical	THP	Total	Sanara Surgical	THP	Total
Net revenue	$49,238,348	$26,582	$49,264,930	$38,695,461	$-	$38,695,461
Cost of goods sold	3,772,249	-	3,772,249	3,898,732	-	3,898,732
Selling, general and administrative (2)	38,763,527	4,230,277	42,993,804	34,032,964	1,116,903	35,149,867
Research and development	2,007,155	364,458	2,371,613	1,161,424	770,525	1,931,949
Depreciation and amortization	1,370,096	868,545	2,238,641	1,396,908	814,019	2,210,927
Change in fair value of earnout liabilities	-	-	-	(14,451)	(65,000)	(79,451)
Other expense (1)	3,433,146	1,258	3,434,404	911,682	-	911,682
Net loss	$(107,825)	$(5,437,956)	$(5,545,781)	$(2,691,798)	$(2,636,447)	$(5,328,245)
Segment Adjusted EBITDA	$7,414,885	$(4,092,077)	$3,322,808	$2,532,145	$(1,628,543)	$903,602

(1) For the three months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments. For the three months ended June 30, 2024, other expense included interest expense. For the six months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment. For the six months ended June 30, 2024, other expense included interest expense.

(2) For the six months ended June 30, 2024, $90,293 of selling, general and administrative expenses were reclassified from the Sanara Surgical segment to the THP segment.

Net Revenue. For the three months ended June 30, 2025, we generated net revenue of $25.8 million compared to net revenue of $20.2 million for the three months ended June 30, 2024, a 28% increase over the prior year period. For the six months ended June 30, 2025, we generated net revenue of $49.3 million compared to net revenue of $38.7 million for the six months ended June 30, 2024, a 27% increase over the prior year period. The higher net revenue in the three and six months ended June 30, 2025 was primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical and BIASURGE, and certain bone fusion products as a result of our increased market penetration, geographic expansion and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2025 was $1.9 million compared to cost of goods sold of $2.0 million for the three months ended June 30, 2024. Cost of goods sold for the six months ended June 30, 2025 was $3.8 million compared to cost of goods sold of $3.9 million for the six months ended June 30, 2024. The higher gross margins realized in the three and six months ended June 30, 2025 were due to increased sales of soft tissue repair products and lower manufacturing costs related to CellerateRX Surgical.

Gross Profit. On a consolidated basis, we generated gross profit of $23.9 million for the three months ended June 30, 2025 compared to gross profit of $18.2 million for the three months ended June 30, 2024, a 32% increase over the prior year period. We generated gross profit of $45.5 million for the six months ended June 30, 2025 compared to gross profit of $34.8 million for the six months ended June 30, 2024, a 31% increase over the prior year period. The higher gross profit in the three and six months ended June 30, 2025 was primarily due to increased sales of soft tissue repair products, particularly CellerateRX Surgical and BIASURGE, as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Selling, general and administrative. SG&A for the three months ended June 30, 2025 was $21.6 million compared to SG&A of $19.0 million for the three months ended June 30, 2024. SG&A for the six months ended June 30, 2025 was $43.0 million compared to SG&A of $35.1 million for the six months ended June 30, 2024. The higher SG&A in the three months ended June 30, 2025 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $1.5 million of the increase, offset by $0.2 million of lower costs in our Sanara Surgical segment, and approximately $1.3 million of additional SG&A in our THP segment, compared to the prior year period. The higher SG&A in the six months ended June 30, 2025 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $3.7 million of the increase, approximately $3.1 million of additional SG&A in our THP segment, and approximately $0.7 million related to the buildout of our corporate infrastructure, compared to the prior year period.

Research and development. R&D for the three months ended June 30, 2025 was $1.3 million compared to R&D of $1.0 million for the three months ended June 30, 2024. R&D for the six months ended June 30, 2025 was $2.4 million compared to R&D of $1.9 million for the six months ended June 30, 2024. Beginning in the first quarter of 2025, we began capitalizing certain development costs related to the buildout of our THP technology platform. During the three and six months ended June 30, 2025, we capitalized approximately $1.7 million and $3.4 million, respectively, of such development costs as property, plant and equipment.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2025 was $1.1 million compared to depreciation and amortization of $1.1 million for the three months ended June 30, 2024. Depreciation and amortization for the six months ended June 30, 2025 was $2.2 million compared to depreciation and amortization of $2.2 million for the six months ended June 30, 2024.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was zero for the three months ended June 30, 2025 compared to a benefit of $13,773 for the three months ended June 30, 2024. Change in fair value of earnout liabilities was zero for the six months ended June 30, 2025 compared to a benefit of $79,451 for the six months ended June 30, 2024. The benefit recognized in the three and six months ended June 30, 2024 was due to a decrease in the estimated fair value of earnout liabilities associated with the Precision Healing merger.

Other expense. Other expense for the three months ended June 30, 2025 was $2.0 million compared to $0.6 million for the three months ended June 30, 2024. Other expense for the three months ended June 30, 2025 primarily included higher interest expense and fees related to the CRG Term Loan. Other expense for the six months ended June 30, 2025 was $3.4 million compared to $0.9 million for the six months ended June 30, 2024. Other expense for the six months ended June 30, 2025 primarily included higher interest expense and fees related to the CRG Term Loan.

Net loss. For the three months ended June 30, 2025, we had a net loss of $2.0 million, compared to a net loss of $3.5 million for the three months ended June 30, 2024. Our net loss included $2.5 million and $1.3 million related to our THP segment for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, we had a net loss of $5.5 million, compared to a net loss of $5.3 million for the six months ended June 30, 2024. Our net loss included $5.4 million and $2.6 million related to our THP segment for the six months ended June 30, 2025 and 2024, respectively. The higher net loss for the six months ended June 30, 2025 was primarily due to higher costs related to the buildout of our THP platform and infrastructure and increased interest expense related to the CRG Term Loan, partially offset by higher gross profit.

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

The following table provides a reconciliation of net income (loss) to Segment Adjusted EBITDA for our business segments for the periods indicated below:

	Three Months Ended June 30,
	2025			2024
	Sanara Surgical	THP (3)	Total	Sanara Surgical	THP	Total
Net Income (Loss)	$507,280	$(2,525,678)	$(2,018,398)	$(2,214,313)	$(1,314,889)	$(3,529,202)
Adjustments:
Interest expense	1,791,568	-	1,791,568	644,346	-	644,346
Depreciation and amortization	681,525	432,706	1,114,231	698,407	407,100	1,105,507
Noncash share-based compensation	1,278,871	26,394	1,305,265	1,046,321	36,429	1,082,750
Change in fair value of earnout liabilities	-	-	-	89,330	(103,103)	(13,773)
Share of losses from equity method investments	195,482	-	195,482	-	-	-
Executive separation costs (1)	260,275	-	260,275	904,780	-	904,780
Acquisition costs (2)	4,826	11,591	16,417	225,088	172,685	397,773
Segment Adjusted EBITDA	$4,719,827	$(2,054,987)	$2,664,840	$1,393,959	$(801,778)	$592,181

	Six Months Ended June 30,
	2025			2024
	Sanara Surgical	THP(3)	Total	Sanara Surgical	THP	Total
Net Loss	$(107,825)	$(5,437,956)	$(5,545,781)	$(2,691,798)	$(2,636,447)	$(5,328,245)
Adjustments:
Interest expense	3,108,660	-	3,108,660	911,682	-	911,682
Depreciation and amortization	1,370,096	868,545	2,238,641	1,396,908	814,019	2,210,927
Noncash share-based compensation	2,454,367	155,802	2,610,169	1,799,936	86,200	1,886,136
Change in fair value of earnout liabilities	-	-	-	(14,451)	(65,000)	(79,451)
Share of losses from equity method investments	339,090	-	339,090	-	-	-
(Gain) loss on disposal of property and equipment	(10,932)	1,258	(9,674)	-	-	-
Interest income	(3,672)	-	(3,672)	-	-	-
Executive separation costs (1)	260,275	-	260,275	904,780	-	904,780
Acquisition costs (2)	4,826	320,274	325,100	225,088	172,685	397,773
Segment Adjusted EBITDA	$7,414,885	$(4,092,077)	$3,322,808	$2,532,145	$(1,628,543)	$903,602

(1) Includes $130,174 and $328,795 of share-based compensation related to executive separation costs for the three and six months ended June 30, 2025 and 2024, respectively.

(2)  Acquisition costs include legal, tax, accounting and other contract services related to prospective acquisitions.

(3) The THP segment does not include $1.7 million and $3.4 million of internal use software costs capitalized during the three and six months ended June 30, 2025, respectively.

For the three months ended June 30, 2025, our Segment Adjusted EBITDA was $2.7 million compared to $0.6 million for the three months ended June 30, 2024. Our Segment Adjusted EBITDA included $(2.1) million and $(0.8) million related to our THP segment for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, our Segment Adjusted EBITDA was $3.3 million compared to $0.9 million for the six months ended June 30, 2024. Our Segment Adjusted EBITDA included $(4.1) million and $(1.6) million related to our THP segment for the six months ended June 30, 2025 and 2024, respectively. The higher Segment Adjusted EBITDA in 2025 was primarily due to higher net revenue and gross profit related to the Sanara Surgical segment as discussed above, partially offset by higher costs related to the buildout of our THP platform.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at June 30, 2025 was approximately $17.0 million, compared to $15.9 million at December 31, 2024. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. We expect to continue our investment in the THP strategy and project our cash investment during the second half of 2025 to be between $5.5 and $6.5 million. We do not anticipate making material cash investments in THP after year-end.

We expect our future needs for cash to include the funding of our additional investment in THP, potential acquisitions, certain milestone payments related to our BMI investment, further development of our products, services and technologies pipeline, clinical studies, repayment of debt as it becomes due and for general corporate purposes. We are continuing to pursue financial partners to invest in the execution of our THP strategy.

If we seek to consummate acquisitions in the future, we expect to finance such acquisitions with cash on hand and/or the proceeds from equity or debt issuances. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and available proceeds from the CRG Term Loan discussed herein, will be sufficient to fund organic growth and to meet our anticipated operating expenses, BMI milestone payments and capital expenditures for at least the next 12 months. As of June 30, 2025, there was $12.25 million available for future borrowing under the CRG Term Loan.

Applied Asset Purchase

On August 1, 2023, we entered into an asset purchase agreement (the “Applied Purchase Agreement”) by and among the Company, Sanara MedTech Applied Technologies, LLC (“SMAT”), The Hymed Group Corporation and Applied Nutritionals, LLC (together with The Hymed Group Corporation, the “Applied Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Applied Sellers and the Owner, including, among others, the Applied Sellers’ and Owner’s inventory, intellectual property, manufacturing and related equipment, goodwill, rights and claims, other than certain excluded assets (the “Applied Purchased Assets”) and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement) upon the terms and subject to the conditions set forth in the Applied Purchase Agreement. The transaction closed on August 1, 2023. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million (the “Stock Closing Consideration”) and (iii) $2.5 million in cash, to be paid in four equal installments on each of the four anniversaries following the Closing (the “Installment Payments”). The first Installment Payment of $625,000 was made in August 2024 and the second Installment Payment of $625,000 was paid in August 2025.

In addition to the Cash Closing Consideration, Stock Closing Consideration and Installment Payments, the Applied Purchase Agreement provides that the Applied Sellers are entitled to receive up to an additional $10.0 million (the “Applied Earnout”), which is payable to the Applied Sellers in cash, upon the achievement of certain performance thresholds relating to SMAT’s collections from net sales of a collagen-based product currently under development. Upon expiration of the seventh anniversary of the Closing, to the extent the Applied Sellers have not earned the entirety of the Applied Earnout, SMAT shall pay the Applied Sellers a pro-rata amount of the Applied Earnout based on collections from net sales of the product, with such amount to be due credited against any Applied Earnout payments already made by SMAT (the “True-Up Payment”). The Applied Earnout, minus the True-Up Payment and any Applied Earnout payments already made by SMAT, may be earned at any point in the future, including after the True-Up Payment is made.

CRG Term Loan Agreement

On April 17, 2024, we entered into the CRG Term Loan Agreement by and among us, as borrower, the Guarantors, the Agent and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. On the Closing Date, the First Borrowing of $15.0 million was made to repay the Cadence Term Loan and to pay certain fees and expenses related to the CRG Loan Agreement. The remaining proceeds of $4.5 million were distributed to us. As a result, the Cadence Term Loan agreement was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence Bank were terminated and released.

On September 4, 2024, we borrowed an additional $15.5 million under the CRG Term Loan Agreement. We used $5.0 million of the proceeds of the Second Borrowing for the investment in CMp. Prior to the CRG Amendment, pursuant to the CRG Term Loan Agreement, we were entitled to one additional borrowing, which was required to occur on or prior to June 30, 2025 and be at least $5.0 million or a multiple of $5.0 million. On March 19, 2025, we entered into the CRG Amendment, which amended the CRG Term Loan Agreement to, among other things, (i) entitle us to two additional borrowings following the Second Borrowing, which borrowings must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. The total available borrowing amount under the facility and the related interest rate and fees were not modified. Any additional borrowings under the CRG Term Loan will be subject to the satisfaction of certain conditions, including the Agent having received certain fees.

On March 31, 2025, we borrowed an additional $12.25 million under the CRG Term Loan Agreement. The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029, unless earlier prepaid. Pursuant to the CRG Term Loan Agreement, prior to December 31, 2025 and subject to the satisfaction of certain conditions, we have the right to draw down a fourth borrowing of up to $12.25 million. We used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities, such as the CarePICS Acquisition in April 2025, and for general working capital and corporate purposes.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing, $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing and $183,750 of upfront fees on March 31, 2025 related to the Third Borrowing. As of June 30, 2025, there was $42.8 million of principal outstanding and $12.25 million available for future borrowing under the CRG Term Loan.

Subject to certain exceptions, we are required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, we may make voluntary prepayments of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

Certain of our current and future subsidiaries, including the Guarantors, guarantee our obligations under the CRG Term Loan Agreement. As security for our obligations under the CRG Term Loan Agreement, on the Closing Date, we and the Guarantors entered into a security agreement with the Agent pursuant to which we and the Guarantors granted to the Agent, as collateral agent for the lenders, a lien on substantially all of our and the Guarantors’ assets, including intellectual property (subject to certain exceptions).

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

As of June 30, 2025, we were in compliance with all debt covenants.

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

The BMI License Agreement requires that we pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires that we pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product (as defined in the agreement). No royalties have been paid under this agreement as of June 30, 2025.

In connection with the BMI License Agreement, on January 16, 2025, we entered into the Subscription Agreement, by and among the Company, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we made an initial cash investment in BMI totaling approximately €3.0 million. The initial cash investment of €3.0 million and our previously announced convertible loan to BMI of €1.0 million were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025.

CarePICS Acquisition

On the CarePICS Closing Date, we entered into the CarePICS Purchase Agreement with the Purchaser, CarePICS, the Sellers and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the Units from the Sellers. On the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition and CarePICS became an indirect wholly owned subsidiary of the Company. Pursuant to the CarePICS Purchase Agreement, cash consideration for the CarePICS Acquisition was $2.0 million, which included transaction expenses of the Sellers. On the CarePICS Closing Date, the Company also paid $1.65 million to satisfy certain existing indebtedness of CarePICS, which was assumed by us at the closing of the acquisition.

Pursuant to the CarePICS Purchase Agreement, for each of (A) the period beginning on the CarePICS Closing Date and ending on March 31, 2026 (the “First Earnout Period”) and (B) the period beginning on April 1, 2026 and ending on March 31, 2027 (the “Second Earnout Period”), each Seller is entitled to such Seller’s pro rata share of a value equal to (i) $2,000,000 minus (ii) any funding provided by the Purchaser or its affiliates to the SaaS P&L (as defined in the CarePICS Purchase Agreement) during the First Earnout Period in excess of $110,000 per month, minus (iii) any shortfall in the projected SaaS P&L EBITDA (as defined in the CarePICS Purchase Agreement) for the applicable earnout period, plus (iv) 75% of any SaaS P&L EBITDA generated in excess of the projected SaaS P&L EBITDA for the First Earnout Period and the Second Earnout Period, as applicable.

Each earnout payment, if any, is due within 90 days following the First Earnout Period and Second Earnout Period, as applicable, and is payable in cash or, at the Purchaser’s election, is payable to Sellers who qualify as “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended) in a combination of 30% cash and 70% of the Purchaser’s Class A-2 Units, with the value of the Class A-2 Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the amounts paid for the First and Second Earnout Periods will not exceed $10,000,000.

In addition, for a period ending 10 years following the CarePICS Closing Date (the “Purchaser Value Earnout Period”), each Seller is entitled to receive annual earnout payments based on the census of patient volume for the previous year and be based upon a rate of $5.00 enablement value per patient per year (the “Purchaser Value Earnouts”). Each earnout payment, if any, is due 90 days following the end of each fiscal year during the Purchaser Value Earnout Period, and is payable in cash or, at the Purchaser’s election, is payable to Sellers who qualify as accredited investors in a combination of 30% cash and 70% of the Purchaser’s Class B Units, with the value of the Class B Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the Purchaser Value Earnouts will not exceed $10,000,000.

As the contingent consideration was negotiated as part of the CarePICS Acquisition, the contingent obligation was included in the total purchase consideration transferred and classified as a liability.

Cash Flow Analysis

For the six months ended June 30, 2025, net cash provided by operating activities was $0.7 million compared to $3.0 million used in operating activities for the six months ended June 30, 2024. The increase in cash provided by operating activities during the six months ended June 30, 2025 was largely due to net revenue growth outpacing the growth of our cash operating expenses and improved timing of collection of trade receivables.

For the six months ended June 30, 2025, net cash used in investing activities was $9.1 million compared to $0.1 million used in investing activities during the six months ended June 30, 2024. Cash used in investing activities during the six months ended June 30, 2025 primarily included $2.1 million related to the CarePICS Acquisition, $3.5 million for our minority investment in BMI and $3.4 million related to the capitalization of certain costs related to the buildout of our THP technology platform.

For the six months ended June 30, 2025, net cash provided by financing activities was $9.5 million compared to $4.1 million provided by financing activities for the six months ended June 30, 2024. The increase in cash provided by financing activities during the six months ended June 30, 2025 was due to the receipt of proceeds from the CRG Term Loan, partially offset by the payoff of the debt assumed in the CarePICS Acquisition.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal, a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration for the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be paid once per month. The consulting agreement had an initial term of three years. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company, and is a significant shareholder and the current chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. We incurred costs relating to the Catalyst Services Agreement of $10,000 and $57,000 in the three months ended June 30, 2025 and 2024, respectively, and $30,000 and $113,272 in the six months ended June 30, 2025 and 2024, respectively.

Receivables and Payables

We had outstanding related party receivables totaling $9,081 at June 30, 2025 and $40,566 at December 31, 2024. We had outstanding related party payables totaling $32,355 at June 30, 2025 and $30,913 at December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2025 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table summarizes our share repurchases during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2025	15,826	$33.85	-	-
May 1 - May 31, 2025	4,929	$30.88	-	-
June 1 - June 30, 2025	-	$-	-	-
Total	20,755		-	$-

(1) Shares purchased during the period were transferred to the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of restricted stock awards during the period. The Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan allows the Company to withhold the number of shares having the fair value equal to the tax withholding due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

2.5#	Unit Purchase Agreement, dated April 1, 2025, by and among Sanara MedTech Inc., Tissue Health Plus, LLC, CarePICS, LLC, the sellers listed on the signature pages thereto and Paul Schubert (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sanara MedTech Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

August 13, 2025	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

