Form 10-Q
period 2025-09-30
Sanara MedTech Inc.
filed 2025-11-12
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, 8,935,657 shares of the Issuer’s common stock, $0.001 par value per share, were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended September 30, 2025

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

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2025	December 31, 2024

Assets
Current assets
Cash	$14,939,646	$15,878,295
Accounts receivable, net	12,085,845	12,408,819
Accounts receivable – related parties	-	40,566
Inventory, net	3,385,956	2,753,032
Convertible loan receivable	-	1,101,478
Prepaid and other assets	714,115	1,022,464
Current assets related to discontinued operations (Note 3)	100,117	101,334
Total current assets	31,225,679	33,305,988

Long-term assets
Intangible assets, net	21,100,783	23,481,095
Goodwill	3,601,781	3,601,781
Investment in equity securities	12,588,476	6,212,945
Right of use assets – operating leases	2,154,721	1,447,907
Property and equipment, net	417,208	432,317
Long-term assets related to discontinued operations (Note 3)	-	19,609,959
Total long-term assets	39,862,969	54,786,004

Total assets	$71,088,648	$88,091,992

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,139,794	$1,499,764
Accounts payable – related parties	27,339	30,913
Accrued bonuses and commissions	10,876,267	10,084,650
Accrued royalties and expenses	2,655,436	2,265,237
Earnout liabilities – current	228,001	-
Operating lease liabilities – current	338,990	358,687
Current liabilities related to discontinued operations (Note 3)	2,092,142	1,050,820
Total current liabilities	17,357,969	15,290,071

Long-term liabilities
Long-term debt	45,089,787	30,689,290
Earnout liabilities – long-term	-	748,001
Operating lease liabilities – long-term	1,963,475	1,237,051
Other long-term liabilities	536,883	1,215,617
Total long-term liabilities	47,590,145	33,889,959

Total liabilities	64,948,114	49,180,030

Commitments and contingencies (Note 10)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,930,800 issued and outstanding as of September 30, 2025 and 8,753,773 issued and outstanding as of December 31, 2024	8,931	8,754
Additional paid-in capital	79,833,871	77,179,211
Accumulated deficit	(73,693,846)	(37,784,392)
Total Sanara MedTech shareholders’ equity	6,148,956	39,403,573
Equity attributable to noncontrolling interest	(8,422)	(491,611)
Total shareholders’ equity	6,140,534	38,911,962
Total liabilities and shareholders’ equity	$71,088,648	$88,091,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenue	$26,333,819	$21,671,599	$75,572,167	$60,367,060

Cost of goods sold	1,874,214	1,991,987	5,646,463	5,890,719

Gross profit	24,459,605	19,679,612	69,925,704	54,476,341

Operating expenses
Selling, general and administrative	19,877,875	17,420,347	58,641,402	51,453,311
Research and development	1,029,591	783,840	3,036,746	1,945,263
Depreciation and amortization	610,899	696,888	1,993,477	2,093,797
Change in fair value of earnout liabilities	-	-	-	(14,451)
Total operating expenses	21,518,365	18,901,075	63,671,625	55,477,920

Operating income (loss)	2,941,240	778,537	6,254,079	(1,001,579)

Other income (expense)
Interest expense	(1,818,105)	(927,577)	(4,926,765)	(1,839,259)
Share of losses from equity method investments	(288,642)	(31,448)	(627,732)	(31,448)
Interest income	-	-	3,672	-
Gain on disposal of property and equipment	-	-	10,932	-
Total other income (expense)	(2,106,747)	(959,025)	(5,539,893)	(1,870,707)

Net income (loss) from continuing operations	834,493	(180,488)	714,186	(2,872,286)

Net loss from discontinued operations (including asset impairment charge of $26,472,407 in 2025) (Note 3)	(31,246,601)	(2,702,564)	(36,672,075)	(5,339,011)

Net loss	(30,412,108)	(2,883,052)	(35,957,889)	(8,211,297)

Net loss attributable to noncontrolling interest from continuing operations	(955)	(1,740)	(5,197)	(3,224)
Net loss attributable to noncontrolling interest from discontinued operations	-	(23,544)	-	(82,107)
Less: Total net loss attributable to noncontrolling interest	(955)	(25,284)	(5,197)	(85,331)

Net loss attributable to Sanara MedTech shareholders	$(30,411,153)	$(2,857,768)	$(35,952,692)	$(8,125,966)

Net income (loss) per share, basic:
Continuing operations	$0.10	$(0.02)	$0.08	$(0.34)
Discontinued operations	(3.62)	(0.32)	(4.26)	(0.62)
Net income (loss) per share of common stock, basic	$(3.52)	$(0.34)	$(4.18)	$(0.96)

Net income (loss) per share, diluted:
Continuing operations	$0.09	$(0.02)	$0.08	$(0.34)
Discontinued operations	(3.49)	(0.32)	(4.12)	(0.62)
Net income (loss) per share of common stock, diluted	$(3.40)	$(0.34)	$(4.04)	$(0.96)

Weighted average number of common shares outstanding, basic	8,646,668	8,517,381	8,610,538	8,468,394

Weighted average number of common shares outstanding, diluted	8,940,734	8,517,381	8,907,565	8,468,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	100,662	101	803,285	-	-	803,386
Net settlement and retirement of equity-based awards	(13,162)	(13)	(483,633)	(97,148)	-	(580,794)
Net loss	-	-	-	(1,764,184)	(34,859)	(1,799,043)
Balance at March 31, 2024	8,622,739	8,623	73,180,208	(29,898,146)	(279,119)	43,011,566
Share-based compensation	67,294	67	1,411,478	-	-	1,411,545
Net settlement and retirement of equity-based awards	56,943	57	493,829	14,200	-	508,086
Net loss	-	-	-	(3,504,014)	(25,188)	(3,529,202)
Balance at June 30, 2024	8,746,976	8,747	75,085,515	(33,387,960)	(304,307)	41,401,995
Share-based compensation	(3,368)	(3)	1,025,434	-	-	1,025,431
Net settlement and retirement of equity-based awards	(434)	-	(14,421)	(677)	-	(15,099)
Issuance of common stock for acquisitions	-	-	(75,000)	-	-	(75,000)
Net loss	-	-	-	(2,857,768)	(25,284)	(2,883,052)
Balance at September 30, 2024	8,743,174	$8,743	$76,021,528	$(36,246,405)	$(329,591)	$39,454,275

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962
Share-based compensation	149,857	150	1,304,754	-	-	1,304,904
Change in noncontrolling interest	-	-	(510,292)	-	488,386	(21,906)
Net loss	-	-	-	(3,527,177)	(206)	(3,527,383)
Balance at March 31, 2025	8,903,630	8,904	77,973,673	(41,311,569)	(3,431)	36,667,577
Share-based compensation	20,985	21	1,435,418	-	-	1,435,439
Net settlement and retirement of equity-based awards	(20,953)	(21)	(731,010)	38,359	-	(692,672)
Net loss	-	-	-	(2,014,362)	(4,036)	(2,018,398)
Balance at June 30, 2025	8,903,662	8,904	78,678,081	(43,287,572)	(7,467)	35,391,946
Share-based compensation	29,462	29	1,232,416	-	-	1,232,445
Net settlement and retirement of equity-based awards	(2,324)	(2)	(76,626)	4,879	-	(71,749)
Net loss	-	-	-	(30,411,153)	(955)	(30,412,108)
Balance at September 30, 2025	8,930,800	$8,931	$79,833,871	$(73,693,846)	$(8,422)	$6,140,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(35,957,889)	$(8,211,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,277,569	3,314,781
Asset impairment charge	26,472,407	-
Gain on disposal of property and equipment	(9,674)	-
Credit loss expense	459,233	230,930
Inventory obsolescence	489,572	356,261
Share-based compensation	3,972,788	3,240,362
Noncash lease expense	446,285	306,240
Share of losses from equity method investments	627,732	31,448
Back-end fee	578,901	219,689
Paid-in-kind interest	1,593,416	424,067
Accretion of finance liabilities	120,022	166,595
Amortization and write-off of debt issuance costs	206,363	150,219
Change in fair value of earnout liabilities	-	67,549
Changes in operating assets and liabilities:
Accounts receivable, net	(144,959)	(2,777,243)
Accounts receivable – related parties	40,566	(35,009)
Inventory, net	(1,122,497)	1,352,923
Prepaid and other assets	318,266	178,963
Accounts payable	(359,968)	(622,719)
Accounts payable – related parties	(3,575)	72,806
Accrued royalties and expenses	403,767	249,910
Accrued bonuses and commissions	1,879,615	580,031
Operating lease liabilities	(446,372)	(252,337)
Net cash provided by (used in) operating activities	2,841,568	(955,831)
Cash flows from investing activities:
Purchases of property and equipment	(4,543,491)	(133,676)
Proceeds from disposal of property and equipment	60,000	-
Purchases of intangible assets	(23,452)	-
Investment in equity securities	(5,899,524)	(5,268,582)
Convertible loan receivable	-	(1,079,391)
CarePICS Acquisition	(2,122,146)	-
Net cash used in investing activities	(12,528,613)	(6,481,649)
Cash flows from financing activities:
Loan proceeds, net of debt issuance costs of $228,183 in 2025 and $1,160,740 in 2024	12,021,817	29,339,260
Pay off line of credit		(9,750,000)
Pay off debt assumed in CarePICS Acquisition	(1,650,000)	-
Equity offering net expenses	-	(75,000)
Net settlement of equity-based awards	(764,421)	(87,807)
Cash payment of finance and earnout liabilities	(859,000)	(859,000)
Net cash provided by financing activities	8,748,396	18,567,453
Net increase (decrease) in cash	(938,649)	11,129,973
Cash, beginning of period	15,878,295	5,147,216
Cash, end of period	$14,939,646	$16,277,189

Cash paid during the period for:
Interest	$2,428,062	$948,759
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$2,084,278	$-
Conversion of note receivable into equity method investment	1,101,478	-
Earnout liability generated by CarePICS Acquisition	1,355,603	-
Right of use assets obtained in exchange for lease obligations	1,153,099	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical market. Each of the Company’s products, services and technologies are designed to achieve the Company’s goal of providing better clinical outcomes at a lower overall cost for patients. The Company strives to be one of the most innovative and comprehensive providers of effective surgical solutions and is continually seeking to expand its offerings for patients requiring treatments in the United States.

Since the second quarter of 2024, the Company had managed its business on the basis of two operating and reportable segments: Sanara Surgical and Tissue Health Plus (“THP”). In connection with the disposal of the THP segment as detailed in Note 2 under the heading “Discontinued Operations” and in Note 3 below, the Company determined that continuing operations is comprised of a single operating and reportable segment. This determination was made in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

The Company primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. The Company’s soft tissue repair products include, among other products, the lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution, a sterile no-rinse, advanced surgical solution used for wound irrigation. The Company’s bone fusion products include, among other products, BiFORM, an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

The Company also includes an in-house research and development team, Rochal Technologies, with an extensive pipeline of innovative products under development.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Discontinued Operations

During the third quarter of 2025, following authorization from the Board of Directors of the Company, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. Despite such efforts, by mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to discontinue THP’s operations as of mid-September 2025. The process of winding down THP is expected to continue through the end of 2025. In line with this decision, the THP segment has met the accounting requirements to be classified under discontinued operations as of September 30, 2025.

In accordance with generally accepted accounting principles in the United States (“GAAP”), the consolidated balance sheets and consolidated statements of operations of the THP segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect only the positions and activity from continuing operations of Sanara Surgical unless otherwise noted. See Note 3 for additional information regarding discontinued operations.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with ASC Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations during the three and nine months ended September 30, 2024, as their inclusion would have been anti-dilutive due to the Company’s net loss during those periods.

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Income (loss) from continuing operations	$834,493	$(180,488)	$714,186	$(2,872,286)
Net Loss from discontinued operations	(31,246,601)	(2,702,564)	(36,672,075)	(5,339,011)
Less: Net loss from continuing operations attributable to noncontrolling interests	(955)	(1,740)	(5,197)	(3,224)
Less: Net loss from discontinued operations attributable to noncontrolling interests	-	(23,544)	-	(82,107)
Net loss attributable to Sanara MedTech shareholders	$(30,411,153)	$(2,857,768)	$(35,952,692)	$(8,125,966)

Denominator:
Weighted average shares, basic	8,646,668	8,517,381	8,610,538	8,468,394
Dilutive effect of stock options	31,013	-	31,013	-
Dilutive effect of unvested shares	263,053	-	266,014	-
Weighted average shares, diluted	8,940,734	8,517,381	8,907,565	8,468,394

Net income (loss) per share, basic:
Continuing operations	$0.10	$(0.02)	$0.08	$(0.34)
Discontinued operations	(3.62)	(0.32)	(4.26)	(0.62)
Net income (loss) per share of common stock, basic	$(3.52)	$(0.34)	$(4.18)	$(0.96)

Net income (loss) per share, diluted:
Continuing operations	$0.09	$(0.02)	$0.08	$(0.34)
Discontinued operations	(3.49)	(0.32)	(4.12)	(0.62)
Net income (loss) per share of common stock, diluted	$(3.40)	$(0.34)	$(4.04)	$(0.96)

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2024, as such shares would have had an anti-dilutive effect:

September 30, 2024
Stock options(a)	31,013
Warrants(b)	16,725
Unvested restricted stock	224,392

(a)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022.

(b)	Shares underlying warrants assumed pursuant to the merger agreement with Precision Healing in April 2022.

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

Disaggregation of Revenue

Revenue streams from product sales and royalties for the three and nine months ended September 30, 2025 and 2024 are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Soft tissue repair products	$23,424,126	$18,863,335	$66,618,023	$52,586,945
Bone fusion products	2,909,693	2,808,264	8,954,144	7,779,209
Royalties	-	-	-	906
Total Net Revenue	$26,333,819	$21,671,599	$75,572,167	$60,367,060

For the three and nine months ended September 30, 2025, revenue generated from the THP segment was $35,376 and $61,958, respectively. The revenue from the THP segment is related to contracts acquired in the CarePICS Acquisition (defined in Note 4 below) and is included in net loss from discontinued operations on the Consolidated Statements of Operations (see Note 3).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. The Company’s accounts receivable balance, net was $12,085,845, $12,408,819, and $8,474,965 as of September 30, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded credit loss expense of $165,199 and $75,000 during the three months ended September 30, 2025 and 2024, respectively, and $459,233 and $230,930 during the nine months ended September 30, 2025 and 2024, respectively. The allowance for credit losses was $1,322,000 at September 30, 2025 and $1,173,441 at December 31, 2024. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled zero at September 30, 2025 and $4,897 at December 31, 2024. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $117,615 and $96,684 during the three months ended September 30, 2025 and 2024, respectively, and $489,572 and $356,261 during the nine months ended September 30, 2025 and 2024, respectively. The allowance for obsolete and slow-moving inventory had a balance of $666,889 at September 30, 2025 and $534,549 at December 31, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	September 30, 2025	December 31, 2024
Computers	3-5 years	$251,180	$295,963
Office equipment	3-7 years	247,535	216,491
Furniture and fixtures	5-10 years	335,108	346,508
Leasehold improvements	2-5 years	213,852	181,968

Property and equipment, gross		1,047,675	1,040,930
Less accumulated depreciation		(630,467)	(608,613)

Property and equipment, net		$417,208	$432,317

Depreciation expense related to property and equipment was $41,557 and $129,592 during the three months ended September 30, 2025 and 2024, respectively, and $133,165 and $395,862 during the nine months ended September 30, 2025 and 2024, respectively. The Company recorded an asset impairment charge of $8,144,993 during the three and nine months ended September 30, 2025 related to THP developed technology and internal use software which is included in net loss from discontinued operations on the Consolidated Statements of Operations.

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

The Company begins capitalization of qualifying costs when the preliminary project stage is completed, management authorized further funding for the completion of the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during the preliminary project stage along with post implementation stages of internal use computer software are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.

The Company had been developing internal use software in conjunction with the development of the THP platform. The development phase of this internal use software began at the beginning of January 2025, and it was in the development phase until the disposal of the THP segment in mid-September 2025. Therefore, under ASC 350-40 the project included capitalizable costs of employees and external vendors who were developing the application. As of the date of this report, the project included approximately $4,372,847 in capitalized costs which were fully impaired in mid-September 2025. Capitalized development costs were classified as “Property and equipment, net” in the Consolidated Balance Sheets.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of September 30, 2025 and December 31, 2024, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the three or nine months ended September 30, 2025 or 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. An asset impairment charge of $26,472,407 and zero was recorded during the three and nine months ended September 30, 2025 and 2024, respectively. The impairment charge was attributable to the write-off of property, equipment, and intangible assets associated with the THP segment, which was classified as discontinued operations (see Note 3).

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 7, as of September 30, 2025, the Company had three investments that were recorded applying the equity method of accounting. The Company had two investments recorded applying the equity method of accounting as of December 31, 2024. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the nine months ended September 30, 2025 and 2024.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The fair value of the contingent earnout considerations and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 4, 6 and 10 are based on Level 3 inputs.

Liabilities for contingent consideration are comprised of (i) the Precision Healing merger in April 2022; (ii) the acquisition of Scendia in July 2022; (iii) the acquisition of assets from the Applied Asset Purchase in August 2023; and (iv) the CarePICS Acquisition in April 2025. The liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred.

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

Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that this transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase result in adjustments to the contingent consideration liability and the intellectual property intangible asset, with cumulative catch-up amortization adjustments.

Due to the CarePICS Acquisition being accounted for as an asset acquisition and given that the transaction included contingent shares, subsequent revaluations of cash settlements related to contingent consideration were recognized as adjustments to the developed technology and the earnout liability, with cumulative catch-up depreciation adjustments. The CarePICS Acquisition contingent liability was deemed to have a value of zero as of September 30, 2025 due to the discontinuation of the THP segment and related assets. Management concluded that the targets necessary to trigger a payment would not be met and therefore a payment is not expected.

The current year revaluation of earnout liabilities below is a result of a decrease in the estimated value of the earnout liability established at the time of the Applied Asset Purchase and the full write-down of estimated liability established at the time of the CarePICS Acquisition. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Amount
Balance at December 31, 2024	$748,001
Additions	1,355,603
Revaluation of earnout liabilities	(1,875,603)
Balance at September 30, 2025	$228,001

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s borrowings under the CRG Term Loan (defined below) was $57.1 million as of September 30, 2025, compared to the carrying amount, net of debt issuance costs, of $45.1 million. The estimated fair value of the Company’s CRG Term Loan approximated its carrying value as of December 31, 2024. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input. Given the disposal of the THP segment, the Company’s credit rating is now determined by only continuing operations; as such, the Company’s credit rating improved resulting in an increase in the fair value of the CRG Term Loan.

Income Taxes

Income taxes are accounted for under the asset and liability method; whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all the deferred tax asset will not be realized.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the new guidance effective for its annual report for the fiscal year ended December 31, 2024, and for interim filings beginning with the interim period ended March 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 13 for segment reporting disclosures. In connection with the disposal of the THP segment as detailed in Note 3 below, the Company determined that continuing operations comprise a single operating and reportable segment: Sanara Surgical.

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

NOTE 3 – DISCONTINUED OPERATIONS

During the third quarter of 2025, following authorization from the Board of Directors, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to dispose of THP and terminate a majority of the workforce related to THP operations as of mid-September 2025. The process of winding down THP is substantially complete as of September 30, 2025 and the remaining winding down procedures are expected to continue through the end of 2025. In line with this decision, the THP segment has met the accounting requirements to be classified under discontinued operations as of September 30, 2025.

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, representing a strategic business shift having a major effect on the Company’s operations and financial results according to ASC 205, “Presentation of Financial Statements.” In accordance with GAAP, the statements of operations from THP are reported in net loss from discontinued operations on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, and the related assets and liabilities are classified as discontinued operations as of September 30, 2025 and December 31, 2024 in the accompanying Consolidated Balance Sheets. Assets remaining in continuing operations consist of the Company’s cost method investment in Direct Dermatology, Inc. and computers.

As of September 30, 2025, the Company recognized $26,472,407 of asset impairment charges in connection with the disposal of the THP segment, which included $18,327,414 of intangible assets net of accumulated amortization, $3,772,146 of developed technology and $4,372,847 of internal use software. These assets were disposed of and written down to a zero basis as attempts to sell or find investors in the assets failed and there is no salvage value for the individual assets if sold separately.

The following table provides the components of assets and liabilities related to discontinued operations that were included in the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Assets
Current assets
Accounts receivable, net	$8,700	$-
Prepaids	91,417	101,334
Current assets related to discontinued operations	100,117	101,334

Long-term assets
Intangible assets, net	-	17,525,681
Investment in equity securities	-	2,084,278
Long-term assets related to discontinued operations	-	19,609,959

Total assets	$100,117	$19,711,293

Liabilities
Current liabilities
Accrued royalties and expenses	$309,955	$356,630
Accrued bonuses and commissions	1,782,187	694,190
Current liabilities related to discontinued operations	2,092,142	1,050,820

Total liabilities	$2,092,142	$1,050,820

The assets and liabilities included in discontinued operations represent balances that are expected to be collected and expenses to be paid as part of the winding down of the THP segment.

The following table provides the operating results of discontinued operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$35,376	$-	$61,958	$-

Operating expenses
Selling, general, and administrative expenses	3,970,593	1,572,908	8,200,870	2,689,811
Research and development	410,948	575,690	775,406	1,346,216
Depreciation and amortization	428,029	406,966	1,284,092	1,220,984
Change in fair value of earnout liabilities	-	147,000	-	82,000
Asset impairment charge	26,472,407	-	26,472,407	-
Total operating expenses	31,281,977	2,702,564	36,732,775	5,339,011

Operating loss	(31,246,601)	(2,702,564)	(36,670,817)	(5,339,011)

Other expense
Loss on disposal of property and equipment	-	-	(1,258)	-
Total other expense	-	-	(1,258)	-

Net loss from discontinued operations	$(31,246,601)	$(2,702,564)	$(36,672,075)	$(5,339,011)

The following table provides operating, investing and financing cash flow information for discontinued operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Depreciation and amortization	$1,284,092	$1,220,984
Asset impairment charges	26,472,407	-
Loss on disposal of property and equipment	1,258	-
Share-based compensation	182,229	108,031
Change in fair value of earnout liabilities	-	82,000
Accounts receivable, net	(8,700)	-
Prepaid and other assets	9,918	-
Accounts payable	-	(55)
Accrued royalties and expenses	(46,675)	167,059
Accrued bonuses and commissions	1,087,997	(60,500)
Investing Activities:
Purchases of property and equipment	$(4,372,847)	$-
CarePICS acquisition	(2,122,146)	-
Financing Activities:
Payoff of debt assumed in CarePICS acquisition	$(1,650,000)	$-
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$2,084,278	$-
Earnout liability generated by CarePICS acquisition	1,355,603	-

NOTE 4 – CAREPICS ACQUISITION

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

Earnout Consideration

The CarePICS Purchase Agreement also provided that the Sellers were entitled to receive potential earnout payments. Pursuant to the CarePICS Purchase Agreement, for each of (A) the period beginning on the CarePICS Closing Date and ending on March 31, 2026 (the “First Earnout Period”) and (B) the period beginning on April 1, 2026 and ending on March 31, 2027 (the “Second Earnout Period”), each Seller was entitled to such Seller’s pro rata share of a value equal to (i) $2,000,000 minus (ii) any funding provided by the Purchaser or its affiliates to the SaaS P&L (as defined in the CarePICS Purchase Agreement) during the First Earnout Period and Second Earnout Period, as applicable, in excess of $110,000 per month, minus (iii) any shortfall in the projected SaaS P&L EBITDA (as defined in the CarePICS Purchase Agreement) for the applicable earnout period, plus (iv) 75% of any SaaS P&L EBITDA generated in excess of the projected SaaS P&L EBITDA for the First Earnout Period and the Second Earnout Period, as applicable.

Each earnout payment, if any, was due within 90 days following the First Earnout Period and Second Earnout Period, as applicable, and was payable in cash or, at the Purchaser’s election, was payable to Sellers who qualify as “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended) in a combination of 30% cash and 70% of the Purchaser’s Class A-2 Units, with the value of the Class A-2 Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the amounts paid for the First and Second Earnout Periods would not exceed $10,000,000.

In addition, for a period ending 10 years following the CarePICS Closing Date (the “Purchaser Value Earnout Period”), each Seller was entitled to receive annual earnout payments based on the census of patient volume for the previous year and be based upon a rate of $5.00 enablement value per patient per year (the “Purchaser Value Earnouts”). Each earnout payment, if any, was due 90 days following the end of each fiscal year during the Purchaser Value Earnout Period, and was payable in cash or, at the Purchaser’s election, was payable to Sellers who qualify as accredited investors in a combination of 30% cash and 70% of the Purchaser’s Class B Units, with the value of the Class B Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the Purchaser Value Earnouts would not exceed $10,000,000.

As the contingent consideration was negotiated as part of the CarePICS Acquisition, the contingent obligation was included in the total purchase consideration transferred and classified as a liability.

The total purchase consideration for the CarePICS Acquisition as of the acquisition date was as follows:

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

Subsequent revaluations of cash settlements related to contingent consideration are recognized as adjustments to the developed technology and the earnout liability, with cumulative catch-up depreciation adjustments. Subsequent revaluations of equity settlements related to the contingent consideration are remeasured at each reporting date and are recognized as adjustments to the earnout liability with changes in fair value recognized in earnings.

As of the CarePICS Closing Date, CarePICS was reported within the THP segment. Following the decision to discontinue the THP segment in mid-September 2025, management determined that the technology developed by CarePICS held no value outside of the THP segment. Consequently, the carrying value of the CarePICS technology was fully impaired and written down to zero. Additionally, the earnout liability related to the CarePICS acquisition was assessed and determined to be unattainable, resulting in the reduction of the contingent consideration liability to zero with a corresponding adjustment to the acquired asset.

NOTE 5 – CONVERTIBLE LOAN RECEIVABLE

In connection with an equity investment in Biomimetic Innovations Limited (“BMI”), an unaffiliated entity engaged in the development of certain surgical technologies, the Company entered into a convertible loan agreement in July 2024 pursuant to which the Company loaned $1,079,391 to BMI. The loan was initially set to be repaid on October 1, 2024. However, the Company extended the repayment date to January 15, 2025. On October 1, 2024, the Company began accruing interest at 8% per annum. Pursuant to the convertible loan agreement, the Company had the option to convert the outstanding balance of the loan into noncontrolling equity interests of BMI upon satisfactory completion of certain due diligence activities. On January 16, 2025, the loan was converted into equity of BMI (see Note 7 for additional information). As of September 30, 2025, the loan balance was zero, and as of December 31, 2024, the loan balance was $1,101,478, including accrued interest, and was recorded under the caption “Convertible loan receivable” in the Company’s Consolidated Balance Sheets.

NOTE 6 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2023	$3,601,781
Acquisitions	-
Balance as of December 31, 2024	3,601,781
Acquisitions	-
Balance as of September 30, 2025	$3,601,781

In connection with the change in reportable operating segments in the second quarter of 2024, the Company reassessed goodwill as the segments are presented in this report. The Company’s assessment determined that these changes, or any other matters noted, including the decision to discontinue the THP segment in mid-September 2025, did not alter the Company’s conclusion that goodwill was not impaired as of September 30, 2025.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$17,163,770	$(2,668,638)	$14,495,132	$17,683,771	$(1,859,840)	$15,823,931
Customer relationships and other	7,260,008	(3,417,519)	3,842,489	7,260,008	(2,641,456)	4,618,552
Licenses	4,700,000	(1,936,838)	2,763,162	4,700,000	(1,661,388)	3,038,612
Total	$29,123,778	$(8,022,995)	$21,100,783	$29,643,779	$(6,162,684)	$23,481,095

As of September 30, 2025, the weighted-average amortization period for finite-lived intangible assets was 12.6 years. Amortization expense related to intangible assets was $569,342 and $567,297 for the three months ended September 30, 2025 and 2024, respectively, and $1,860,312 and $1,697,935 for the nine months ended September 30, 2025 and 2024, respectively. Intangible assets, net of accumulated amortization, for assets related to discontinued operations totaled $17,525,681 for December 31, 2024. Amortization expense related to intangible assets included in discontinued operations was $428,029 and $406,965 for the three months ended September 30, 2025 and 2024, respectively and $1,284,092 and $1,220,984 for the nine months ended September 30, 2025 and 2024, respectively. Intangible asset impairment charges related to THP discontinued operations were $18,327,414 for the three and nine months ended September 30, 2025 and zero for the three and nine months ended September 30, 2024.

The estimated remaining amortization expense as of September 30, 2025 for finite-lived intangible assets is as follows:

Remainder of 2025	$638,724
2026	2,548,593
2027	2,542,291
2028	2,542,291
2029	2,031,219
2030	1,520,148
Thereafter	9,277,517
Total	$21,100,783

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of December 31, 2024. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments — Equity Securities, this investment was reported at cost as of September 30, 2025.

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

Following the decision to discontinue the THP segment in mid-September 2025, management determined that the Pixalere intangible asset no longer held value outside of the THP segment. Consequently, the carrying value of the intangible asset of $2,084,278 was fully impaired and written down to zero (see Note 3).

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to 6.59% as of September 30, 2025 and December 31, 2024. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis.

The Company reviewed the characteristics of Sanara CMP’s investment in CMp in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”) and determined that Sanara CMP made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost plus transaction costs. Sanara CMP’s share of the earnings or losses of CMp is recorded in the Company’s Consolidated Statements of Operations.

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

BMI

On January 16, 2025, the Company entered into a share subscription and shareholders’ agreement (the “Subscription Agreement”), pursuant to which the Company made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). Upon the Company’s initial investment of $3.1 million (€3.0 million) and the conversion of its previously disclosed $1.1 million (€1.0 million) convertible loan to BMI (see Note 5), the Company was issued 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. The Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 12.499% as of October 2, 2025.

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

In connection with the Subscription Agreement, the Company entered into a license and distribution agreement with BMI (the “BMI License Agreement”) pursuant to which the Company acquired the exclusive U.S. marketing, sales and distribution rights to certain BMI products, for use in the treatment of a wound or injury caused by a traumatic incident. Pursuant to the BMI License Agreement, the Company was appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell certain BMI products for trauma indications inside the United States and its territories. See Note 10 for more information regarding the BMI License Agreement.

The following table summarizes the Company’s investments for the periods presented:

	September 30, 2025		December 31, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
ChemoMouthpiece, LLC	$4,928,226	6.59%	$5,172,242	6.59%
SI Healthcare Technologies, LLC	47,976	50.00%	40,703	50.00%
Biomimetic Innovations Limited	6,612,274	9.68%	-	-%
Total Equity Method Investments	$11,588,476		$5,212,945

Cost Method Investments
Direct Dermatology Inc.	$1,000,000		$1,000,000
Total Cost Method Investments	$1,000,000		$1,000,000

Total Investments	$12,588,476		$6,212,945

The following table summarizes the Company’s share of income (loss) from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity Method Investments
ChemoMouthpiece, LLC	$(89,531)	$(31,448)	$(244,015)	$(31,448)
SI Healthcare Technologies, LLC	-	-	7,273	-
Biomimetic Innovations Limited	(199,111)	-	(390,990)	-
Total	$(288,642)	$(31,448)	$(627,732)	$(31,448)

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

As of September 30, 2025, the Company had two material operating leases for office space. The leases had remaining lease terms of 66 and 35 months as of September 30, 2025, respectively. For practical expediency, the Company has elected not to recognize ROU assets and lease liabilities related to short-term leases.

In accordance with ASC Topic 842, Leases, the Company has recorded ROU assets of $2,154,721 and related lease liabilities of $2,302,465 as of September 30, 2025. The Company recorded lease expense of $136,032 and $121,126 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded lease expense of $396,229 and $416,394 for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $394,149 and $362,491 for the nine months ended September 30, 2025 and 2024, respectively.

The present value of the Company’s operating lease liabilities as of September 30, 2025 is shown below:

Maturity of Operating Lease Liabilities

September 30, 2025
Remainder of 2025	$155,818
2026	619,996
2027	631,286
2028	596,412
2029	514,160
2030	521,805
Thereafter	131,884

Total lease payments	3,171,361
Less imputed interest	(868,896)
Present Value of Lease Liabilities	$2,302,465

Operating lease liabilities – current	$338,990
Operating lease liabilities – long-term	$1,963,475

As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 13.3%.

NOTE 9 – DEBT AND CREDIT FACILITIES

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

On September 4, 2024, the Company borrowed an additional $15.5 million under the CRG Term Loan Agreement (the “Second Borrowing”). The Company used $5.0 million of the proceeds of the Second Borrowing for its investment in CMp, and for general working capital and corporate purposes.

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

On March 31, 2025, the Company, borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”). The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029 (the “Maturity Date”), unless earlier prepaid. Pursuant to the CRG Term Loan Agreement, prior to December 31, 2025 and subject to the satisfaction of certain conditions, the Company has the right to draw down a fourth borrowing of up to $12.25 million. The Company used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities, such as the CarePICS Acquisition in April 2025, and for general working capital and corporate purposes.

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

For the three months ended September 30, 2025, the Company paid $911,499 of interest in cash and recorded $598,172 of interest paid-in-kind related to the CRG Term Loan. For the nine months ended September 30, 2025, the Company paid $2,428,062 of interest in cash and recorded $1,593,416 of interest paid-in-kind related to the CRG Term Loan. For the three months ended September 30, 2024, the Company paid $399,532 of interest in cash and recorded $262,193 of interest paid-in-kind related to the CRG Term Loan. For the nine months ended September 30, 2024, the Company paid $646,199 of interest in cash and recorded $424,067 of interest paid-in-kind related to the CRG Term. The paid-in-kind interest was applied to the principal balance of the CRG Term Loan. The Company recorded $201,411 and $578,901 for the three and nine months ended September 30, 2025, respectively, to interest expense related to the back-end fee. The Company recorded $167,189 and $219,689 for the three and nine months ended September 30, 2024, respectively, to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included in “Long-term debt” on the Consolidated Balance Sheets.

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

The table below presents the components of the Company’s outstanding debt for the periods presented:

	September 30, 2025	December 31, 2024
CRG Term Loan	$42,750,000	$30,500,000
Paid-in-kind interest	2,432,381	838,965
Back-end fee	936,987	358,086
Total Debt	46,119,368	31,697,051

Less: unamortized debt issuance costs	(1,029,581)	(1,007,761)

Debt, net of debt issuance costs	45,089,787	30,689,290

Less: Current portion of debt	-	-
Long-term debt, net of current portion	$45,089,787	$30,689,290

The table below presents the aggregate maturities of the Company’s outstanding debt as of September 30, 2025:

Year	Total
Remainder of 2025	$-
2026	-
2027	-
2028	-
2029	46,119,368
2030	-
Thereafter	-
Total debt	$46,119,368

In connection with the CRG Term Loan, the Company incurred $228,183 and $1,160,740 of debt issuance costs during the nine months ended September 30, 2025 and year ended December 31, 2024, respectively. Debt issuance costs are amortized to “Interest expense” in the Consolidated Statements of Operations over the life of the debt to which they pertain. Debt issuance costs are included in “Long-term debt” on the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $206,363 and $150,219 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Under this agreement, royalty expense, which is recorded in “Cost of goods sold” in the accompanying Consolidated Statements of Operations, was $55,689 and $36,602 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, royalty expense under this agreement was $141,124 and $113,907, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of September 30, 2025.

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

Unless previously terminated or extended by the parties, the Debrider License Agreement will expire in October 2034. No commercial sales or royalties have been recognized under this agreement as of September 30, 2025.

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

Pursuant to the BMI License Agreement, the Company was appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the Products for trauma indications inside the United States and its territories for an initial five-year term, which term may be automatically renewed for successive two-year periods at the Company’s discretion, provided that the Company is in compliance with its obligations thereunder. From January 16, 2025 until October 13, 2025, the Company had an option to negotiate exclusive distribution rights for the Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement. On June 18, 2025, pursuant to the BMI License Agreement, the Company exercised its option for exclusive distribution rights of the BMI Products for sports medicine, spine, arthroplasty, and craniomaxillofacial indications within the United States and its territories. On October 1, 2025, the Company and BMI entered into a first amendment to the BMI License Agreement to extend the option period through May 31, 2026 to provide more time to negotiate and finalize the terms of the additional fields in the contract territory.

The BMI License Agreement requires that the Company pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, the Company and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires the Company to pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product. No royalties have been paid under this agreement as of September 30, 2025.

Subscription Agreement

In connection with the BMI License Agreement, on January 16, 2025, the Company entered into the Subscription Agreement, pursuant to which the Company made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). Upon the Company’s initial cash investment of $3.1 million (€3.0 million) and the conversion of its previously disclosed $1.1 million (€1.0 million) convertible loan to BMI, the Company was issued 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, the Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 12.499% as of October 2, 2025.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised and there were 31,013 share options remaining to be exercised as of September 30, 2025.

Applied Asset Purchase

On August 1, 2023, the Company closed the Applied Asset Purchase for an initial aggregate purchase price of $15.25 million, consisting of $9.75 million in cash and 73,809 shares of the Company’s common stock with an agreed upon value of $3.0 million, and $2.5 million in cash to be paid in four equal installments of $625,000 on each of the next four anniversaries of the closing date. The first of four installment payments of $625,000 was made in August 2024 and the second installment payment was made in August 2025.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts or royalties paid related to this arrangement as of September 30, 2025.

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

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. As of September 30, 2025, a total of 200,304 shares, net of forfeitures, had been issued under the 2024 LTIP and 799,833 were available for issuance under the 2024 LTIP.

Restricted Stock Awards

During the nine months ended September 30, 2025, the Company issued restricted stock awards under the 2024 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 200,304 shares, net of forfeitures, under the 2024 LTIP, of restricted common stock to employees, directors, and certain advisors of the Company during the nine months ended September 30, 2025. The fair value of these awards was $6,829,868 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,232,445 and $1,025,431 was recognized in “Operating expenses” in the accompanying Consolidated Statements of Operations during the three months ended September 30, 2025 and 2024, respectively. Share-based compensation expense of $3,972,788 and $3,240,362 was recognized in “Operating expenses” in the accompanying Consolidated Statements of Operations during the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, there was $7,034,070 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years.

Below is a summary of restricted stock activity for the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	202,787	$34.72
Granted	208,414	34.17
Vested	(123,591)	33.90
Forfeited	(8,110)	35.91
Nonvested at September 30, 2025	279,500	$34.91

Stock Options

A summary of the status of outstanding stock options at September 30, 2025 and changes during the nine months ended is presented below:

	Nine Months Ended September 30, 2025
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	31,013	$10.57
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2025	31,013	$10.57	5.1	$656,386

Exercisable at September 30, 2025	31,013	$10.57	5.1	$656,386

NOTE 12 – RELATED PARTIES

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Each of these products are 510(k) cleared. Ronald T. Nixon, the Company’s Executive Chairman, is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors is also a director and significant shareholder of Rochal.

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

Consulting Agreement

Concurrent with the Rochal asset purchase, in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration of the consulting services provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be issued once per month. The consulting agreement had an initial term of three years, unless earlier terminated by the Company, and was subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were zero and $49,829 for the three months ended September 30, 2025 and 2024, respectively, and $2,338 and $163,101 for the nine months ended September 30, 2025 and 2024, respectively, and is recorded in “Selling, general and administrative” in the accompanying Consolidated Statements of Operations.

NOTE 13 – SEGMENT REPORTING

On September 2, 2025, the Company announced that Seth Yon, its President and Chief Commercial Officer was appointed to the position of President and Chief Executive Officer, effective September 15, 2025. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM reviews operating results and makes decisions about resource allocation. As described in Note 1, the THP segment has met the accounting requirements to be classified as discontinued operations at September 30, 2025, and the Company no longer reports the THP segment. Accordingly, the Company has one operating and reportable segment. The determination that the Company operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the Company’s CODM.

Adjusted EBITDA is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. The Company defines Adjusted EBITDA for the reportable segment as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investments, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on disposal of property and equipment, as each are applicable to the periods presented. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The CODM also reviews budget-to-actual variances for expenses on a monthly basis when making decisions about allocating resources to the segment. The Company has not included any disclosure regarding total segment assets, as no segment level asset information is regularly provided to the CODM.

The Company primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. The Company’s soft tissue repair products include, among other products, the lead product, CellerateRX Surgical, a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution, which is a sterile no-rinse, advanced surgical solution used for wound irrigation. The Company’s bone fusion products include, among other products, BiFORM, which is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus, which is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

The Company also includes an in-house research and development team, Rochal Technologies, with an extensive pipeline of innovative products under development.

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segment and Adjusted EBITDA for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$26,333,819	$21,671,599	$75,572,167	$60,367,060
Cost of goods sold	1,874,214	1,991,987	5,646,463	5,890,719
Selling, general and administrative	19,877,875	17,420,347	58,641,402	51,453,311
Research and development	1,029,591	783,840	3,036,746	1,945,263
Depreciation and amortization	610,899	696,888	1,993,477	2,093,797
Change in fair value of earnout liabilities	-	-	-	(14,451)
Other expense (1)	2,106,747	959,025	5,539,893	1,870,707
Net income (loss) from continuing operations	$834,493	$(180,488)	$714,186	$(2,872,286)
Adjusted EBITDA	$4,908,257	$2,563,521	$12,323,142	$5,095,670

(1)	For the three and nine months ended September 30, 2025 and 2024, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$834,493	$(180,488)	$714,186	$(2,872,286)
Adjustments:
Interest expense	1,818,105	927,577	4,926,765	1,839,259
Depreciation and amortization	610,899	696,888	1,993,477	2,093,797
Noncash share-based compensation	1,164,070	1,003,599	3,618,437	2,803,536
Change in fair value of earnout liabilities	-	-	-	(14,451)
Share of losses from equity method investments	288,642	31,448	627,732	31,448
Gain on disposal of property and equipment	-	-	(10,932)	-
Interest income	-	-	(3,672)	-
Executive separation costs (1)	172,048	59,685	432,323	964,466
Acquisition costs (2)	20,000	24,812	24,826	249,901
Adjusted EBITDA	$4,908,257	$2,563,521	$12,323,142	$5,095,670

(1)	Includes $41,948 and zero of share-based compensation related to executive separation costs for the three months ended September 30, 2025 and 2024, respectively, and $172,122 and $328,795 of share-based compensation related to executive separation costs for the nine months ended September 30, 2025 and 2024, respectively.

(2)	Acquisition costs include legal, tax, accounting and other contract services related to prospective acquisitions.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance, including topics such as our wound and skin services. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

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

OVERVIEW

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical market. Our products, services and technologies are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for patients. We strive to be one of the most innovative and comprehensive providers of effective surgical solutions and are continually seeking to expand our offerings for patients requiring treatments in the United States.

We primarily market and sell soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Our soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Activated Collagen (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation. Our bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

We also utilize an in-house research and development team, Rochal Technologies, with an extensive pipeline of innovative products under development.

Summary of Our Product, Service and Technology Offerings and Development Programs

We market and distribute surgical products to physicians, hospitals, clinics, and post-acute care settings. Our products are primarily sold in the U.S. surgical tissue repair and advanced wound care markets. We believe that we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements. We are constantly seeking long-term strategic partnerships with a focus on products that improve outcomes at a lower overall cost.

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

Other Products

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

RECENT DEVELOPMENTS

CRG Term Loan Amendment and Third Borrowing

On April 17, 2024 (the “Closing Date”), we, as borrower, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). In April 2024, our first borrowing (the “First Borrowing”) under the CRG Term Loan of $15.0 million was used to repay our then-existing loan with Cadence Bank (the “Cadence Term Loan”) and to pay fees and expenses related to the CRG Term Loan Agreement. In September 2024, we borrowed an additional $15.5 million under the CRG Term Loan (the “Second Borrowing”), a portion of the proceeds of which were used for the investment in ChemoMouthpiece, LLC (“CMp”), and for general working capital and corporate purposes. On March 19, 2025, we and the Guarantors entered into the First Amendment to Term Loan Agreement with the Agent and the lenders party thereto from time to time (the “CRG Amendment”) to, among other things (i) entitle us to up to two additional borrowings following the Second Borrowing under the CRG Term Loan, which must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. On March 31, 2025, we borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”), a portion of the proceeds of which were used for permitted acquisition opportunities, such as the CarePICS Acquisition (defined below) in April 2025, and for general working capital and corporate purposes. The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029 (the “Maturity Date”), unless earlier prepaid. Pursuant to the CRG Term Loan Agreement, prior to December 31, 2025 and, subject to the satisfaction of certain conditions, we have the right to draw down a fourth borrowing of up to $12.25 million.

BMI Investment

On January 16, 2025, we entered into a Licensing and Distribution Agreement (the “BMI License Agreement”) with Biomimetic Innovations Limited, a privately-held medical device company headquartered in Shannon, Co. Clare Ireland (“BMI”), pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “BMI Products”), for use in the treatment of a wound or injury caused by a traumatic incident. Pursuant to the BMI License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for an initial five-year term, which term may be automatically renewed for successive two-year periods at our discretion, provided that we are in compliance with our obligations thereunder (the “BMI Term”). From January 16, 2025 until October 13, 2025, we had an option to negotiate exclusive distribution rights for the BMI Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement. On June 18, 2025, pursuant to the BMI License Agreement, we exercised our option for exclusive distribution rights of the BMI Products for sports medicine, spine, arthroplasty, and craniomaxillofacial indications within the United States and its territories. On October 1, 2025, we and BMI entered into a first amendment to the BMI License Agreement to extend the option period through May 31, 2026 to provide more time to negotiate and finalize the terms of the additional fields in the contract territory.

In connection with the BMI License Agreement, on January 16, 2025, we entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), pursuant to which we made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). Upon our initial cash investment of $3.1 million (€3.0 million) and the conversion of our previously disclosed $1.1 million (€1.0 million) convertible loan to BMI, we were issued 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 12.499% as of October 2, 2025. For more information regarding the BMI License Agreement and BMI Subscription Agreement, see the “Liquidity and Capital Resources” section below.

CarePICS Acquisition

On April 1, 2025 (the “CarePICS Closing Date”), we entered into a Unit Purchase Agreement (the “CarePICS Purchase Agreement”), with Tissue Health Plus, LLC (“THP”), our wholly owned subsidiary (the “Purchaser”), CarePICS, LLC (“CarePICS”), the holders of CarePICS’s outstanding units (each, a “Seller” and collectively, the “Sellers”) and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the issued and outstanding equity interests of CarePICS (the “Units”) from the Sellers (the “CarePICS Acquisition”). On the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition, and CarePICS became an indirect wholly owned subsidiary of the Company. Pursuant to the CarePICS Purchase Agreement, the cash consideration for the CarePICS Acquisition was $2.0 million, which included transaction expenses of the Sellers. On the CarePICS Closing Date, we also paid $1.65 million to satisfy certain existing indebtedness of CarePICS, which was assumed by us at the closing of the acquisition. The CarePICS Purchase Agreement also provides for potential earnout payments.

As of the CarePICS Closing Date, CarePICS was reported within the THP segment. Following the decision to discontinue the THP segment in mid-September 2025, management determined that the technology developed by CarePICS held no value outside of the THP segment. Consequently, the carrying value of the CarePICS technology was fully impaired and written down to zero. Additionally, the earnout liability related to the CarePICS acquisition was assessed and determined to be unattainable, resulting in the reduction of the contingent consideration liability to zero.

For more information regarding the CarePICS Acquisition, see the “Liquidity and Capital Resources” section below.

THP Disposal

During the third quarter of 2025, following authorization from the Board of Directors, management initiated a review of strategic options for THP. To facilitate this review, we engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, we concluded that these efforts were unlikely to succeed and ended our engagement with the investment bank. Persistent losses related to THP and a lack of interest from investors led management and the Board of Directors to decide to discontinue THP’s operations in mid-September 2025. The process of winding down THP is expected to continue through the end of 2025. In line with this decision, THP has met the accounting requirements to be classified under discontinued operations as of September 30, 2025.

In accordance with generally accepted accounting principles in the United States (“GAAP”), the balance sheets and income statements of the THP segment are presented as discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, have been excluded from continuing operations for all periods presented. For information on discontinued operations, refer to Note 3, “Discontinued Operations.”

Change in Reportable Segments

Since the second quarter of 2024, we have managed our business on the basis of two operating and reportable segments, the Sanara Surgical segment and the THP segment. In connection with the disposal of the THP segment, we determined that we now have a single operating and reportable segment. This determination is in accordance with Accounting Standards Codification (“ASC”) 280, Segment reporting. Certain prior period amounts have been reclassified to conform to the current year presentation.

Sources of Revenue

Our revenue is derived primarily from sales of our soft tissue repair and bone fusion products to hospitals and other acute care facilities. In particular, the substantial majority of our product sales revenue is derived from sales of CellerateRX Surgical. Our revenue is driven by direct orders shipped by us to our customers, and, to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when a purchase order is received from the customer, and our product is received by the customer.

Revenue streams from product sales and royalties for the three and nine months ended September 30, 2025 and 2024 are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Soft tissue repair products	$23,424,126	$18,863,335	$66,618,023	$52,586,945
Bone fusion products	2,909,693	2,808,264	8,954,144	7,779,209
Royalties	-	-	-	906
Total Net Revenue	$26,333,819	$21,671,599	$75,572,167	$60,367,060

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

Other Income (Expense)

Other income (expense) is primarily comprised of interest expense and other nonoperating activities.

RESULTS OF OPERATIONS

The following table presents certain information about our results of operations and Adjusted EBITDA (as described below) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$26,333,819	$21,671,599	$75,572,167	$60,367,060
Cost of goods sold	1,874,214	1,991,987	5,646,463	5,890,719
Selling, general and administrative	19,877,875	17,420,347	58,641,402	51,453,311
Research and development	1,029,591	783,840	3,036,746	1,945,263
Depreciation and amortization	610,899	696,888	1,993,477	2,093,797
Change in fair value of earnout liabilities	-	-	-	(14,451)
Other expense (1)	2,106,747	959,025	5,539,893	1,870,707
Net income (loss) from continuing operations	$834,493	$(180,488)	$714,186	$(2,872,286)
Adjusted EBITDA (2)	$4,908,257	$2,563,521	$12,323,142	$5,095,670

(1) For the three and nine months ended September 30, 2025 and 2024, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

(2) Adjusted EBITDA is a non-GAAP financial measure. For more information, see the section titled “Adjusted EBITDA” below.

Net Revenue. For the three months ended September 30, 2025, we generated net revenue of $26.3 million compared to net revenue of $21.7 million for the three months ended September 30, 2024, a 22% increase over the prior year period. For the nine months ended September 30, 2025, we generated net revenue of $75.6 million compared to net revenue of $60.4 million for the nine months ended September 30, 2024, a 25% increase over the prior year period. The higher net revenue in the three and nine months ended September 30, 2025 was primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical and BIASURGE, and certain bone fusion products as a result of our increased market penetration, geographic expansion and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2025 was $1.9 million compared to cost of goods sold of $2.0 million for the three months ended September 30, 2024. Cost of goods sold for the nine months ended September 30, 2025 was $5.6 million compared to cost of goods sold of $5.9 million for the nine months ended September 30, 2024. The lower cost of goods sold in the three and nine months ended September 30, 2025 was due to lower manufacturing costs related to CellerateRX Surgical.

Gross Profit. We generated gross profit of $24.5 million for the three months ended September 30, 2025 compared to gross profit of $19.7 million for the three months ended September 30, 2024, a 24% increase over the prior year period. We generated gross profit of $69.9 million for the nine months ended September 30, 2025 compared to gross profit of $54.5 million for the nine months ended September 30, 2024, a 28% increase over the prior year period. The higher gross profit in the three and nine months ended September 30, 2025 was primarily due to increased sales of soft tissue repair products, particularly CellerateRX Surgical and BIASURGE, as a result of our increased market penetration and geographic expansion, and our continuing strategy to expand our independent distribution network in both new and existing U.S. markets.

Selling, general and administrative. SG&A for the three months ended September 30, 2025 was $19.9 million compared to SG&A of $17.4 million for the three months ended September 30, 2024. SG&A for the nine months ended September 30, 2025 was $58.6 million compared to SG&A of $51.5 million for the nine months ended September 30, 2024. The higher SG&A in the three months ended September 30, 2025 was primarily due to increased compensation expense and contract services, which accounted for $1.4 million of the increase, and higher direct sales and marketing expenses, which accounted for approximately $0.8 million of the increase, compared to the prior year period. The higher SG&A in the nine months ended September 30, 2025 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $4.6 million of the increase, and approximately $2.5 million related to increased compensation expense and contract services, compared to the prior year period.

Research and development. R&D for the three months ended September 30, 2025 was $1.0 million compared to R&D of $0.8 million for the three months ended September 30, 2024. R&D for the nine months ended September 30, 2025 was $3.0 million compared to R&D of $1.9 million for the nine months ended September 30, 2024. The higher R&D for the three and nine months ended September 30, 2025 was primarily due to project costs associated with CellerateRX, compared to the prior year period.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2025 was $0.6 million compared to depreciation and amortization of $0.7 million for the three months ended September 30, 2024. Depreciation and amortization for the nine months ended September 30, 2025 was $2.0 million compared to depreciation and amortization of $2.1 million for the nine months ended September 30, 2024.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was zero for the three months ended September 30, 2025 and 2024. Change in fair value of earnout liabilities was zero for the nine months ended September 30, 2025 compared to a benefit of $14,451 for the nine months ended September 30, 2024.

Other expense. Other expense for the three months ended September 30, 2025 was $2.1 million compared to $1.0 million for the three months ended September 30, 2024. Other expense for the nine months ended September 30, 2025 was $5.5 million compared to $1.9 million for the nine months ended September 30, 2024. The increase in other expense for the three and nine months ended September 30, 2025 was primarily due to higher interest expense and fees related to the CRG Term Loan and share of losses from equity method investments.

Net loss from discontinued operations. As a result of our decision to discontinue THP, the operating results of THP are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Net loss from discontinued operations totaled $31.2 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $36.7 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net loss from discontinued operations for the three and nine months ended September 30, 2025 was primarily due to asset impairment charges of intangible and fixed assets related to the THP technology platform.

Net income/loss from continuing operations. For the three months ended September 30, 2025, we had a net income from continuing operations of $0.8 million, compared to a net loss from continuing operations of $0.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, we had a net income from continuing operations of $0.7 million, compared to a net loss from continuing operations of $2.9 million for the nine months ended September 30, 2024. The higher net income from continuing operations for the three and nine months ended September 30, 2025 was primarily due to increased revenue offset by SG&A and R&D increasing at a slower pace than revenue growth and higher interest expense related to the CRG Term Loan.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investments, executive separation costs, legal and diligence expenses related to acquisitions, and gains/losses on the disposal of property and equipment, as each are applicable to the periods presented. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss) from continuing operations, cash flow and other measures of financial performance reported in accordance with GAAP.

We believe Adjusted EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items, such as change in fair value of earnout liabilities, when calculating Adjusted EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures are that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$834,493	$(180,488)	$714,186	$(2,872,286)
Adjustments:
Interest expense	1,818,105	927,577	4,926,765	1,839,259
Depreciation and amortization	610,899	696,888	1,993,477	2,093,797
Noncash share-based compensation	1,164,070	1,003,599	3,618,437	2,803,536
Change in fair value of earnout liabilities	-	-	-	(14,451)
Share of losses from equity method investments	288,642	31,448	627,732	31,448
Gain on disposal of property and equipment	-	-	(10,932)	-
Interest income	-	-	(3,672)	-
Executive separation costs (1)	172,048	59,685	432,323	964,466
Acquisition costs (2)	20,000	24,812	24,826	249,901
Adjusted EBITDA	$4,908,257	$2,563,521	$12,323,142	$5,095,670

(1)	Includes $41,948 and zero of share-based compensation related to executive separation costs for the three months ended September 30, 2025 and 2024, respectively, and $172,122 and $328,795 of share-based compensation related to executive separation costs for the nine months ended September 30, 2025 and 2024, respectively.

(2)	Acquisition costs include legal, tax, accounting and other contract services related to prospective acquisitions.

For the three months ended September 30, 2025, our Adjusted EBITDA was $4.9 million compared to $2.6 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, our Adjusted EBITDA was $12.3 million compared to $5.1 million for the nine months ended September 30, 2024. The higher Adjusted EBITDA in 2025 was primarily due to higher net revenue and gross profit offset by SG&A and R&D increasing at a slower pace than revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at September 30, 2025 was approximately $14.9 million, compared to $15.9 million at December 31, 2024. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. Our total cash investment in THP was $4.0 million in the third quarter of 2025. We expect to incur costs related to winding down THP and project our cash outlay during the last quarter of 2025 to be between $1.5 and $2.5 million. We do not anticipate material cash spend related to winding down THP after year-end.

We expect our future needs for cash to include potential acquisitions, further development of our products, services, and technologies pipeline, clinical studies, repayment of debt as it becomes due, for general corporate purposes and the funding of costs to wind down the THP segment.

If we seek to consummate acquisitions in the future, we expect to finance such acquisitions with cash on hand and/or the proceeds from equity or debt issuances. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations and available proceeds from the CRG Term Loan discussed herein, will be sufficient to fund organic growth and to meet our anticipated operating expenses and capital expenditures for at least the next 12 months. As of September 30, 2025, there was $12.25 million available for future borrowing under the CRG Term Loan.

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

On September 4, 2024, we borrowed an additional $15.5 million under the CRG Term Loan Agreement. We used $5.0 million of the proceeds of the Second Borrowing for the investment in CMp, and for general working capital and corporate purposes. Prior to the CRG Amendment, pursuant to the CRG Term Loan Agreement, we were entitled to one additional borrowing, which was required to occur on or prior to June 30, 2025 and be at least $5.0 million or a multiple of $5.0 million. On March 19, 2025, we entered into the CRG Amendment, which amended the CRG Term Loan Agreement to, among other things, (i) entitle us to two additional borrowings following the Second Borrowing, which borrowings must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. The total available borrowing amount under the facility and the related interest rate and fees were not modified. Any additional borrowings under the CRG Term Loan will be subject to the satisfaction of certain conditions, including the Agent having received certain fees.

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

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing, $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing and $183,750 of upfront fees on March 31, 2025 related to the Third Borrowing. As of September 30, 2025, there was $42.8 million of principal outstanding and $12.25 million available for future borrowing under the CRG Term Loan.

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

As of September 30, 2025, we were in compliance with all debt covenants.

BMI Investment

On January 16, 2025, we entered into the BMI License Agreement with BMI, pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic, as well as ARC, for use in the treatment of a wound or injury caused by a traumatic incident.

Pursuant to the BMI License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for the BMI Term, provided that we are in compliance with its obligations thereunder. From January 16, 2025 until October 13, 2025, we had an option to negotiate exclusive distribution rights for the BMI Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement. On June 18, 2025, pursuant to the BMI License Agreement, we exercised our option for exclusive distribution rights of the BMI Products for sports medicine, spine, arthroplasty, and craniomaxillofacial indications within the United States and its territories. On October 1, 2025, we and BMI entered into a first amendment to the BMI License Agreement to extend the option period through May 31, 2026 to provide more time to negotiate and finalize the terms of the additional fields in the contract territory.

The BMI License Agreement requires that we pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires that we pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product (as defined in the agreement). No royalties have been paid under this agreement as of September 30, 2025.

In connection with the BMI License Agreement, on January 16, 2025, we entered into the Subscription Agreement, by and among us, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment of $3.1 million (€3.0 million) and our previously announced convertible loan to BMI of $1.1 million (€1.0 million) were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 12.499% as of October 2, 2025.

CarePICS Acquisition

On the CarePICS Closing Date, we entered into the CarePICS Purchase Agreement with the Purchaser, CarePICS, the Sellers and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the Units from the Sellers. Concurrently, on the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition and CarePICS became an indirect wholly owned subsidiary of the Company. Pursuant to the CarePICS Purchase Agreement, cash consideration for the CarePICS Acquisition was $2.0 million, which included transaction expenses of the Sellers. On the CarePICS Closing Date, the Company also paid $1.65 million to satisfy certain existing indebtedness of CarePICS, which was assumed by us at the closing of the acquisition.

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

Each earnout payment, if any, is due within 90 days following the First Earnout Period and Second Earnout Period, as applicable, and is payable in cash or, at the Purchaser’s election, is payable to Sellers who qualify as “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended) in a combination of 30% cash and 70% of the Purchaser’s Class A-2 Units, with the value of the Class A-2 Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the amounts paid for the First and Second Earnout Periods would not exceed $10,000,000.

In addition, for a period ending 10 years following the CarePICS Closing Date (the “Purchaser Value Earnout Period”), each Seller is entitled to receive annual earnout payments based on the census of patient volume for the previous year and be based upon a rate of $5.00 enablement value per patient per year (the “Purchaser Value Earnouts”). Each earnout payment, if any, is due 90 days following the end of each fiscal year during the Purchaser Value Earnout Period, and is payable in cash or, at the Purchaser’s election, is payable to Sellers who qualify as accredited investors in a combination of 30% cash and 70% of the Purchaser’s Class B Units, with the value of the Class B Units to be determined by an industry recognizable third-party valuation firm. Pursuant to the CarePICS Purchase Agreement, the aggregate value of the Purchaser Value Earnouts would not exceed $10,000,000.

As the contingent consideration was negotiated as part of the CarePICS Acquisition, the contingent obligation was included in the total purchase consideration transferred and classified as a liability.

As of the CarePICS Closing Date, CarePICS was reported within the THP segment. Following the decision to discontinue the THP segment in mid-September 2025, management determined that the technology developed by CarePICS no longer held value outside of the THP segment. Consequently, the carrying value of the CarePICS technology was fully impaired and written down to zero. Additionally, the earnout liability related to the CarePICS acquisition was assessed and determined to be unattainable, resulting in the reduction of the contingent consideration liability to zero.

Cash Flow Analysis

For the nine months ended September 30, 2025, net cash provided by operating activities was $2.8 million compared to net cash used in operating activities of $1.0 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities during the nine months ended September 30, 2025 was largely due to net revenue growth outpacing the growth of our cash operating expenses and improved timing of collection of trade receivables.

For the nine months ended September 30, 2025, net cash used in investing activities was $12.5 million compared to $6.5 million used in investing activities during the nine months ended September 30, 2024. Cash used in investing activities during the nine months ended September 30, 2025 primarily included $5.9 million for our minority investment in BMI, $2.1 million related to the CarePICS Acquisition and $4.4 million of certain capitalized costs related to the buildout of the now discontinued THP technology platform.

For the nine months ended September 30, 2025, net cash provided by financing activities was $8.7 million compared to $18.6 million provided by financing activities for the nine months ended September 30, 2024. The decrease in cash provided by financing activities during the nine months ended September 30, 2025 was due to higher proceeds from the CRG Term Loan in 2024, the payoff of the debt assumed in the CarePICS Acquisition and increased net settlements of equity-based awards in 2025.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal, a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration of the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be issued once per month. The consulting agreement had an initial term of three years. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were zero and $49,829 for the three months ended September 30, 2025 and 2024, respectively, and $2,338 and $163,101 for the nine months ended September 30, 2025 and 2024, respectively.

Receivables and Payables

We had outstanding related party receivables totaling zero at September 30, 2025 and $40,566 at December 31, 2024. We had outstanding related party payables totaling $27,339 at September 30, 2025 and $30,913 at December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2025 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table summarizes our share repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2025	-	$-	-	-
August 1 - August 31, 2025	2,324	$30.86	-	-
September 1 - September 30, 2025	-	$-	-	-
Total	2,324		-	-

(1)	Shares purchased during the period were transferred to the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of restricted stock awards during the period. The Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan allows the Company to withhold the number of shares having the fair value equal to the tax withholding due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this report or incorporated herein by reference.

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

2.5#	Unit Purchase Agreement, dated April 1, 2025, by and among Sanara MedTech Inc., Tissue Health Plus, LLC, CarePICS, LLC, the sellers listed on the signature pages thereto and Paul Schubert (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

10.1	Employment Agreement, effective September 15, 2025, by and between Sanara MedTech Inc. and Seth D. Yon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sanara MedTech Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

November 12, 2025	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

