Form 10-K
period 2025-12-31
Sanara MedTech Inc.
filed 2026-03-24
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the $28.39 closing price as of such date, was approximately $147,507,172.

As of March 20, 2026, 9,167,040 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2026 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SANARA MEDTECH INC.

Form 10-K

For the Year Ended December 31, 2025

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance, including topics such as new products under development. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	shortfalls in forecasted revenue growth;

●	our ability to meet our future capital requirements;

●	our ability to maintain compliance with our debt obligations;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules and regulations relating to the labeling, marketing and sale of our products, and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

PART I

ITEM 1. BUSINESS

Overview

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical market. Our products are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for healthcare systems. We strive to be one of the most innovative and comprehensive providers of effective surgical solutions and are continually seeking to expand our offerings for patients requiring surgical treatments in the United States.

We primarily market and sell soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Our soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Powder (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation. Our bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

We also utilize an in-house research and development team, Rochal Technologies. We are advancing a strong pipeline of next-generation products that supports and extends our surgical strategy of “Prepare, Promote and Protect.”

Shift in Strategy and Discontinuance of Value-Based Wound Care Program

Our company’s main source of revenue has consistently been from soft tissue repair and bone fusion products for the surgical market. Additionally, we generate a smaller portion of revenue from products sold in the post-acute setting. To further support this segment, particularly in wound care, we launched a value-based care services initiative designed to enhance outcomes while complementing our offerings in both surgical and post-acute markets. This post-acute strategy, which we referred to as Tissue Health Plus (“THP”), was focused on providing value-based wound care services. Through THP, we planned to offer a first of its kind value-based wound care program to payers and risk-bearing entities. This program was designed to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. To further develop our value-based care strategy, we executed an investment and acquisition strategy to build telehealth services and acquire technologies to support the THP platform.

Since the second quarter of 2024, we managed our business on the basis of two operating and reportable segments: the Sanara Surgical segment and the THP segment.

Our intention in incubating THP was coupled with a goal to find an outside partner to buy or invest in the platform. Starting in 2024, we held several meetings and did significant outreach to find potential funding for THP. This effort included meetings with venture capital firms, strategic buyers, provider service companies, insurance companies and private equity firms. During the third quarter of 2025, following authorization from our Board of Directors, management initiated a review of strategic options for THP and formally engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, we concluded that these efforts were unlikely to succeed within the timeline allocated by the Board of Directors and ended our engagement with the investment bank. Persistent losses related to THP and a lack of any firm commitments from potential investors led management and our Board of Directors to decide to discontinue THP’s operations in mid-September 2025 and shift our focus exclusively on products and technologies for use in the surgical market.

As a result of this decision, THP met the accounting requirements to be classified under discontinued operations as of September 30, 2025. In accordance with generally accepted accounting principles in the United States (“GAAP”), the operations of THP are presented as discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, have been excluded from continuing operations for all periods presented. As a result of the disposal of THP, we now have a single reportable segment. This determination is in accordance with Accounting Standards Codification 280, Segment Reporting.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Summary of Our Key Products and Development Programs

We market and distribute surgical products to surgeons at hospitals and surgical centers. Our products are primarily sold in the U.S. surgical tissue repair market. We believe that we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements.

CellerateRX Surgical

CellerateRX Surgical is a Type I bovine hydrolyzed collagen indicated for the management of surgical, traumatic, and partial and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical is sterilized, packaged and designed specifically for use in the operating room. CellerateRX Surgical is primarily purchased by hospitals and ambulatory surgical centers for use by surgeons to treat surgical wounds, including those associated with orthopedic, spine and trauma procedures. Additional surgical wounds that often benefit from the use of CellerateRX Surgical include general, vascular, plastic/reconstructive, cardiovascular, gynecologic, and urologic related procedures.

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

ALLOCYTE Plus is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers. These viable cellular allografts are ready to use upon thawing and have fibrous handling properties.

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

Our product portfolio includes other products that have an insignificant impact on our revenue at this time.

Tufts University License Agreement

On December 20, 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts and no royalties paid related to this arrangement as of December 31, 2025.

In connection with the shift in strategy discussed above, we are in the process of terminating the exclusive license agreement with Tufts and dissolving SCP in order to focus on developing and commercializing our surgical product portfolio.

Strategy

Our mission is to develop and commercialize transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical market. Within this mission, we strive to:

● Deliver surgical solutions that matter for every customer and every procedure. We plan to do this through a strong commitment to each of our stakeholders. For patients, we are focused on providing solutions that support the body’s natural healing process and help reduce complications, enabling better recovery. For surgeons, we are focused on offering clinically proven tools designed to address real surgical challenges, so they can perform at their best for each patient they serve. For healthcare systems, we are focused on delivering evidence-based products that improve outcomes and help reduce complications, positioning healthcare systems to achieve quality metrics, control costs, and elevate care across networks. For distributor partners, we are focused on providing a broad portfolio of efficacious products, empowering their teams to present solutions to surgeons and ultimately improving clinical outcomes for the patients they support.

● Drive additional market penetration as well as geographic expansion for our products. We are actively working to expand our geographic footprint across the entire United States. We also intend to leverage our comprehensive product portfolio and relationships with key constituents to deepen our presence in the surgical markets. We believe the breadth and flexibility of the products we offer allow us to address a wide variety of surgical site needs, wound types and sizes and offer significant new opportunities for sales growth. In addition, we believe that as we continue to offer new products, our salesforce’s ability to reach additional customers in new and existing geographic regions, while also penetrating further in existing customer accounts, will be enhanced.

● Let “Prepare, Promote and Protect” continue to guide our approach to surgical care. Our product portfolio strategy “Prepare, Promote and Protect” is the basis for our existing portfolio of surgical solutions, product development initiatives and related partnerships. Our products aid in the preparation of procedures and help reduce complications, most notably our mechanical cleansing solution, BIASURGE. Our products promote soft tissue and bone repair, including our orthobiologic products such as BiFORM, ACTIGEN, and ALLOCYTE Plus. Our products protect the surgical wound environment, including CellerateRX Surgical, which utilizes hydrolyzed collagen technology to support wound healing and tissue repair and has been clinically shown to reduce complications.

● Launch new innovative products. We have partnered with Biomimetic Innovations Limited to commercialize additional products such as OsStic BioAdhesive, the first true bioadhesive for advanced fixation, which is estimated to be introduced to the U.S. commercial market in the first quarter of 2027. We expect products like OsStic BioAdhesive to deepen our portfolio of technologies that improve surgical site outcomes. We are focused on offering additional products that are more efficacious than competing products and provide a stronger value proposition (e.g., lower total cost to heal and less time to heal, leading to reduced healthcare system costs).

Competitive Strengths

● Differentiated surgical technologies. We believe our products address key challenges, facilitate improved outcomes, and reduce overall costs. We offer products that specifically address common surgical site complications. We believe our products facilitate improved outcomes for patients and lower the overall cost of care.

● Proven commercial strategy. We believe we have a proven commercial strategy and scalable model with multiple drivers to facilitate strong growth. Our commercial distribution network has delivered strong results, achieved significant commercial scale and demonstrated operating leverage. As of the end of 2025, our team has secured product contracts with more than 4,000 hospitals and engaged surgeons in key specialties across the United States.

● Pipeline of innovative products. We have a pipeline of compelling surgical products. We believe the efficacy of our products will be demonstrated via clinical and health economic outcomes data, facilitating their expanded adoption, while lowering the overall cost of treatment for healthcare systems and payors.

● Experienced senior leadership team with a multi-year track record of execution in the surgical market. We are led by a dedicated and seasoned senior leadership team with significant industry experience who have successfully executed our strategy in the surgical market to date by introducing and commercializing multiple products and technologies through investment in new areas of growth. We believe our leadership team has the vision, experience, and expertise required to guide and successfully implement our future growth strategy.

Research, Clinical and Economic Evaluation

Our portfolio continues to gain validation as a clinically effective and economic value solution for the management of surgical wounds. Building on the evidence, new research published during the most recent twelve months has strengthened our preclinical, clinical and health economic data.

Preclinical and Translational Research

CellerateRX Surgical continues to demonstrate efficacy and safety across a range of challenging wound types and patient populations, as supported by both preclinical and clinical research. The in vitro studies have demonstrated the differentiated effects of CellerateRX Surgical on mammalian cells compared to competitor products, supporting the growing body of evidence pertaining to the bioactivity of the product and individual hydrolyzed collagen peptide components, beyond what is currently reported in the general literature. In animal model studies conducted by multiple academic institutions, CellerateRX Surgical demonstrated contribution to the proper wound healing environment, supporting resolution of local inflammation, improvement in tissue perfusion, accelerated wound closure and increased breaking strength of repaired skin. This translational research aligns with previously published scientific research and clinical literature, furthering the mechanistic contributions of hydrolyzed collagen in optimizing the surgical wound healing environment. Ongoing research continues to explore the unique benefits of hydrolyzed collagen in the quality of surgical wound tissue supported care.

In November 2025, additional preclinical research on BIASURGE was published in The Journal of Arthroplasty, titled “The in vitro Performance of Surgical Irrigation Solutions in Preventing Biofilm Formation on Implants.” In this comparative, in vitro study, the use of BIASURGE demonstrated statistical significance and meaningful prevention of biofilm formation compared to saline controls and competitive comparators across common orthopedic implant surfaces: stainless steel, titanium, cobalt-chrome and polyethylene. At clinically relevant two-minute exposure times, BIASURGE exhibited high antimicrobial efficacy with low cytotoxicity, supporting fibroblast recovery above standard biocompatibility thresholds. By contrast, benzalkonium chloride solutions exhibited persistent cytotoxic effects. These results highlight BIASURGE’s potential as a clinically preferred irrigation solution for reducing implant-associated infection risk without compromising cell viability.

Together, the CellerateRX Surgical and BIASURGE preclinical findings express our commitment to biologically active and safe technologies that address both infection control and quality wound repair in surgical environments.

Clinical Research and Outcomes

In addition to preclinical findings, multiple peer-reviewed studies have been published over the past year evaluating CellerateRX Surgical in various surgical procedures and expanding and corroborating previous studies.

For example, recent research includes a study titled “Adjuvant Hydrolyzed Collagen Powder in High-Risk Patients with Large Soft-Tissue Defects Undergoing Orthoplastic Limb Preservation Surgery,” which demonstrated that the adjunctive use of CellerateRX Surgical in combination with reconstructive flap and graft procedures supported consistent wound closure and enhanced granulation in patients with extensive limb injuries and compromised healing cascades. Treatment with adjunctive hydrolyzed collagen promoted earlier graft take, resulting in improved limb preservation and reduced infection outcomes. Another publication, “A Novel Approach to Vulvectomy Care: The Role of Hydrolyzed Collagen Surgical Powder,” evaluated hydrolyzed collagen as an adjunctive therapy in complex vulvectomy surgical wound management. Patients treated with CellerateRX Surgical exhibited improved epithelialization, reduced exudate and fewer dressing changes compared with historical care models, illustrating the benefit of CellerateRX Surgical in facilitating healing within moist, high-shear environments.

A 2025 retrospective case series titled “Intraoperative Use of Hydrolyzed Collagen Powder in Morbidly Obese Patients Undergoing Direct Anterior Approach Total Hip Arthroplasty” evaluated the application of CellerateRX Surgical during anterior hip replacement in patients with a preoperative body mass index (BMI) >40 kg/m², a group recognized as being at markedly increased risk for wound complications and infection. In this series, hydrolyzed collagen was applied intraoperatively to the fascial plane prior to skin closure. In all four patients, complete wound healing was achieved without dehiscence, seroma or infection within three months post-procedure. The intraoperative CellerateRX Surgical placement was safe, synergistic with the surgical procedure and effective in eliminating dead space and enhancing closure quality. Collectively, these case series data support reduced superficial wound complications and periprosthetic joint infection risk in high-risk arthroplasty patients. In a cross-specialty evaluation, a study titled “Evaluation of CellerateRX Utility in Reducing Groin Complications after Femoral Exposure” examined outcomes in high-risk vascular surgery patients and found that use of CellerateRX Surgical was associated with a notable reduction in groin wound complications and dehiscence compared with standard care, confirming earlier evidence of decreased infection rates and improved tissue integrity.

Collectively, these studies reinforce the expanding clinical applicability of our hydrolyzed collagen technology, CellerateRX Surgical, across orthopedic, reconstructive, plastic, vascular and general surgical specialties. Consistent findings of improved wound closure, reduced complication rates and quality of tissue repair demonstrate the broad therapeutic application of CellerateRX Surgical as a bioactive adjunct for surgical wound management. These new data bolster previously published findings in spinal (Dickerman, 2017; Hotchkiss, 2021; Gitelman, 2022) and broad elective surgical specialties (Nowrouzi, 2023) demonstrating reduced surgical site infections, enhanced wound strength and measurable cost savings, strengthening the multi-year evidence compendium supporting CellerateRX Surgical as a value-enhancing solution.

ALLOCYTE Plus was featured in a long-term clinical study published in the Journal of Spine & Neurosurgery (Dorchak and Burkus, 2025). This study evaluated outcomes of lumbar spinal fusions using a cryopreserved viable cellular bone allograft as a standalone graft substitute. Ten patients followed for 24-36 months demonstrated universal radiographic fusion by six months post-operation, with sustained improvements in neurological and clinical outcomes at final follow-up. No complications, graft failures or revision surgeries were reported. The advanced cryopreservation technology preserved high cell viability (~92%) without dimethyl sulfoxide, maintaining viable mesenchymal stem cells and osteoprogenitor populations capable of osteogenesis. These findings indicate that ALLOCYTE Plus provides a safe, biologically active alternative to autogenous iliac crest bone grafts, eliminating donor-site morbidity while achieving durable arthrodesis outcomes.

Economic and Clinical Value

In March 2026, we announced the publication of a peer-reviewed health economic study in the Journal of Medical Economics titled “Evaluating the Economic and Clinical Value of CellerateRX Surgical Powder in the Management of Spine Surgery Wounds.” The study evaluated the cost-effectiveness of CellerateRX Surgical as an adjunct to standard of care for managing acute spinal surgery wounds in high-risk patient populations. Using published clinical data, researchers modeled postoperative complications, hospital readmissions and surgical revision procedures over a one-year period. Clinical efficacy was measured in quality-adjusted life years (“QALY”), and direct medical costs were assessed in 2025 U.S. dollars. Results demonstrated that CellerateRX Surgical achieved a dominant cost-effectiveness profile compared to standard care alone, yielding improved outcomes at reduced costs. Specifically, CellerateRX Surgical averaged a cost savings of $3,852 per patient, a QALY gain of 0.007 and a net monetary benefit of $4,542. The primary contributors to cost reductions were decreases in readmissions and revision procedures, which accounted for approximately $2,238 and $835 of the total savings, respectively. Furthermore, CellerateRX Surgical maintained economic dominance in more than 99% of clinical variability simulations. Researchers concluded that integrating CellerateRX Surgical into standard wound management protocols for high-risk spinal surgery patients enhances both clinical outcomes and cost efficiency, reinforcing its role as a value-driven component of the perioperative care surgical bundle.

Building upon this scientific foundation, we plan to advance prospective multicenter studies and translational research to further validate the real-world performance of our current and future portfolio technologies, further aligning our mission to improve surgical outcomes and reduce healthcare expenditures.

Intellectual Property

Since our acquisition of assets from Rochal Industries, LLC (“Rochal”) in July 2021, and our acquisition of assets from The Hymed Group Corporation (“Hymed”) and Applied Nutritionals, LLC (“Applied”) in August 2023 (the “Applied Asset Purchase”), our research and development activities have included internally developing additional proprietary products for the surgical market and actively working with third-party research and development partners. For our internally developed products, we seek patent protection for our inventions to protect and differentiate our products and establish a defense against third-party infringement claims. With the aim of optimizing commercial and regulatory success, our proprietary technology and innovative applications thereof are protected by product, system, process and method-of-use patent claims. We believe that our granted patents and pending applications collectively protect our internally developed intellectual property, both in terms of our existing products, as well as our anticipated pipeline of new offerings.

In July 2021, we acquired certain assets from Rochal, including intellectual property. With respect to the assets we acquired from Rochal and products developed following the Rochal acquisition, our patent portfolio includes, among others, 11 issued U.S. patents, including U.S. Patent No. 8,829,053 entitled “Biocidal Compositions and Methods of Using the Same” expiring December 7, 2031 (foreign patents expiring December 6, 2032) and supported by an additional U.S. patent expiring June 20, 2041 relating to BIASURGE Surgical Irrigation, BIAKŌS Antimicrobial Skin & Wound Cleanser and BIAKŌS Antimicrobial Wound Gel, as well as over 200 issued patents in foreign jurisdictions. Following the Applied Asset Purchase in August 2023, our portfolio also now includes, among others, ten additional U.S. patent applications, five trademarks, four 510(k) clearances and various domain names.

In 2024, our research and development team submitted 11 provisional patent applications covering innovations in proprietary antimicrobial technologies and hydrolyzed collagen technologies. These applications encompass novel product formats and target a range of treatment applications. Key advancements include unique collagen formulations designed to enhance antimicrobial efficacy and optimize healing outcomes across diverse medical indications. In 2025, these 11 provisional patent applications were converted into non-provisional filings, with corresponding U.S. and PCT applications submitted, and as of the date of this report, all applications are pending. An additional three provisional patents were filed in 2025, further expanding the breadth of intellectual property protection and indicating our future platform development efforts.

Our pending patent applications and new filings are representative of our ongoing efforts to broaden our portfolio as we continue developing new products focused on the surgical market. We intend to defend our intellectual property as we believe necessary by actively pursuing any infringements. Additionally, we are focused on continuing to develop our portfolio of patents, brands and trademarks, pursuing any incremental commercial opportunities that our patents provide and pursuing patents for new products as they are developed.

Sales and Marketing

As of December 31, 2025, we employed 40 U.S. based field sales representatives. Our field sales representatives are recruited based on their extensive industry experience and professional performance. We constantly evaluate new markets and opportunities to add to our sales teams.

Our surgical products are sold through a growing network of surgical specialty distributors and Company representatives who are credentialed to demonstrate the products in surgical settings. Field sales representatives are initially trained through an internal learning management system, “SanaraU,” which gives them further product and surgical specialty training, including wound etiology, operating room etiquette and credentialing requirements. After completing their internal training, newly hired field sales representatives participate in field training with our experienced field sales representatives in order to obtain real world training and gain additional insights into best practices. The initial training period lasts approximately eight weeks. Field sales representatives are supported by regularly updated training modules on product information and best practices.

A key component of our sales efforts involves working with physicians and clinicians to champion our products in their facilities. We work closely with surgeons and health system stakeholders to demonstrate the efficacy and beneficial impact of our surgical products and successfully navigate the hospital value analysis committee approval process, allowing our products to be sold in those facilities. If our sales efforts are successful, the clinicians then advocate for the use of our products when medically necessary.

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

Reimbursement, Clinical Validation and Clinical Utility

Our products are not subject to reimbursement risk and are all sold as Diagnosis Related Group products within the operating room suite. Our strategy is focused on continued innovation and the development of clinical evidence to validate clinical utility of our products, including clinical data, real-world evidence and health economic analyses intended to demonstrate product performance, clinical relevance and economic value to patients and the totality of the healthcare system. The data that must be gathered for decision support is directed by third-party payors and government regulators.

Competition

The surgical wound care market is served by several large, multi-product line companies as well as a number of small companies. Our products compete with surgical wound irrigation products and biomaterial products. Manufacturers and distributors of competitive products include Medline Industries, Inc., Irrimax Corporation, Becton Dickinson and Company, Solventum, Integra LifeSciences Holdings Corporation and numerous others. Many of our competitors are significantly larger than we are and have greater financial and personnel resources.

Government Regulation

Our operations are subject to comprehensive federal, state and local laws and regulations in the jurisdictions in which we or our research and development partners or affiliates do business. The laws and regulations governing our business and interpretations of those laws and regulations are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our research and development partners and affiliates, to operate in compliance with applicable laws and regulations. The laws and regulations relating to medical products that apply to our business and that of our partners and affiliates continue to evolve, and we must, therefore, devote significant resources to monitoring developments in legislation, enforcement, and regulation in such areas. As the applicable laws and regulations change, we are likely to make conforming modifications in our business processes from time to time. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations.

U.S. Food and Drug Administration Regulation

Our medical products and operations are regulated by the U.S. Food and Drug Administration (the “FDA”) and other federal and state agencies. Most of the products we currently market are regulated as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA. The FDA regulates the development, testing, manufacturing, labeling, packaging, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export and market surveillance of our medical devices.

In addition, we market certain products for use in surgical wound care regulated by the FDA under Section 361 of the Public Health Service Act (“PHSA”) (42 U.S.C. § 264) and 21 C.F.R. Part 1271.

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance from the FDA through the 510(k) premarket notification process, the de novo classification process (summarized below), or the premarket approval application (“PMA”) process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and authorization by the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be assured by adherence to general controls that include compliance with the applicable portions of the FDA’s Quality Management System Regulation (“QMSR”), as well as regulations requiring facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential unreasonable risk of illness or injury.

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

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health and devices that are not substantially equivalent to a predicate device are placed in Class III and generally require FDA approval through the PMA process, unless the device is a preamendment device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) premarket notification process. For a PMA, the manufacturer must demonstrate through extensive data, including data from preclinical studies and clinical trials, that the device is safe and effective. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QMSR.

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations that govern investigational device labeling, prohibit promotion of the investigational device and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the FDA’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an institutional review board (“IRB”), for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by the FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

Device Postmarket Regulatory Requirements

After a device is cleared or approved for commercialization, and prior to marketing, numerous regulatory requirements apply to the various entities responsible for preparing a device for distribution, including the manufacturer (including specification developer), contract manufacturers, relabelers/repackagers, sterilizers and initial importer, as applicable. These include:

●	establishment registration and device listing;

●	development of a quality management system, including establishing and implementing procedures to design and manufacture devices in compliance with the QMSR (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);

●	labeling regulations that prohibit the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide accurate and non-misleading information and adequate information on both risks and benefits of the device;

●	the FDA’s unique device identification requirements that call for a unique device identifier on device labels, packages, and in some cases, on the device itself, and submission of data to the FDA’s Global Unique Device Identification Database;

●	medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

●	corrections and removal reporting regulations that require manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

●	postmarket surveillance regulations, which apply to Class II or Class III devices if the FDA has issued a postmarket surveillance order and the failure of the device would be reasonably likely to have serious adverse health consequences, the device is expected to have significant use in the pediatric population, the device is intended to be implanted in the human body for more than one year, or the device is intended to be used to support or sustain life and to be used outside a user facility.

We and our research and development partners and contract manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. If the FDA believes we or any of our research and development partners or contract manufacturers are not in compliance with the QMSR, or other postmarket requirements, it has broad authority to take significant enforcement actions to compel compliance. Specifically, if the FDA determines that we or our research and development partners or contract manufacturers failed to comply with applicable regulatory requirements, the agency can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement or refunds;

●	mandatory recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) marketing clearance or approval of premarket approval applications relating to new products or modified products;

●	reclassifying a 510(k) cleared device or withdrawing PMA approval;

●	refusal to grant export approvals for our products; or

●	pursuing criminal prosecution.

Any such enforcement action by the FDA would have a material adverse effect on our business. In addition, these regulatory controls, as well as any changes in FDA policies, can affect the time and costs associated with the development, introduction, and continued availability of new products.

HCT/P Regulatory Requirements

Some of the products we currently market are regulated as biologics, more specifically as human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). They include (i) TEXAGEN, (ii) ACTIGEN, and (iii) ALLOCYTE Plus. HCT/Ps are regulated by the FDA’s Center for Biologics Evaluation and Research (“CBER”) or Center for Devices and Radiological Health (“CDRH”) depending on the type of product, how it is manufactured and its intended uses. HCT/Ps that meet all of the criteria described in 21 C.F.R. § 1271.10(a) are regulated by the CBER under Section 361 of the PHSA (42 U.S.C. § 264) and 21 C.F.R. Part 1271 only (“361 Products”). Although 361 Products do not require premarket review by the FDA prior to commercialization, manufacturers of 361 Products must register with the FDA, submit a list of HCT/Ps manufactured, and comply with donor eligibility requirements and current good tissue practices (“cGTP”), among other things.

Federal Trade Commission Regulatory Oversight

Our advertising for our products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (the “FTC”), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market products in the future, or criminal prosecution.

Fraud and Abuse and Transparency Laws and Regulations

Our business activities (and the business activities of our research and development partners and affiliates), including, but not limited to, research, sales, promotion, distribution and medical education, are subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States, including the Department of Justice, the Department of Health and Human Services and its various divisions, the Centers for Medicare and Medicaid Services, the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including, but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

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

The Health Insurance Portability and Accountability Act (“HIPAA”) also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA, as amended, modified the intent requirement under the certain portions of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. The ACA further created federal requirements for reporting, by applicable manufacturers of covered therapeutics, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

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

Employees

As of December 31, 2025, we had a staff of 108 full-time employees.

Corporate Information

We were incorporated in Texas on December 14, 2001. Our principal executive offices are located at 1200 Summit Ave, Suite 414, Fort Worth, Texas 76102, telephone number (817) 529-2300. Our website address is www.sanaramedtech.com. Information accessed through our website is not incorporated into this annual report and is not a part of this annual report.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC are also available free of charge through the Company’s investor relations website (https://ir.sanaramedtech.com) as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC and are available in print to any shareholder who requests them.

ITEM 1A. RISK FACTORS

The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. Below is a summary of our risk factors with a more detailed discussion following.

●	We have had a history of losses, which may continue as we expand our selling efforts.

●	Our revenue growth for a particular period is difficult to predict, and a shortfall in forecasted revenues may harm our operating results.

●	Failure to manage our growth strategy could harm our business.

●	If we are unable to compete within our markets or our products do not gain market acceptance, our financial condition and operating results could suffer.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

●	Our outstanding indebtedness is subject to certain operating and financial covenants that restrict our business and financing activities and may adversely affect our cash flow and our ability to operate our business.

●	We rely on our research and development partners to design, manufacture and supply certain products we have licensed for marketing. If we or one of our partners fails to perform adequately, fulfill our needs, or comply with regulations, we may be required to incur significant costs or even be subject to enforcement actions. We also may face significant delays in our product introductions and commercialization.

●	Revenue generated from the sale of certain products is dependent on license agreements with certain manufacturers, and the termination of any of these license agreements could harm our business.

●	Certain of our product candidates are still under development, and we may not be able to successfully commercialize any of these product candidates.

●	Our future success will largely depend on our ability to maintain and further grow clinical acceptance and adoption of our products, and we may be unable to adequately educate healthcare practitioners on the use and benefits of our products.

●	Disruption of, or changes in, our distribution model or customer base could harm our sales and margins.

●	Interruptions in the supply of our products or inventory loss may adversely affect our business, financial condition and results of operations.

●	Failure of any third-party clinical study to demonstrate desired outcomes in proposed endpoints could have a negative impact on our business performance.

●	Increased prices for, or unavailability of, raw materials used in our products could adversely affect our business, financial condition and results of operations.

●	If we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively.

●	CellerateRX Surgical has no comprehensive patent protection. CellerateRX Surgical may be subject to competition from the sale of substantially equivalent products that could adversely affect our business and operations.

●	We may be found to infringe on or violate the intellectual property rights of others.

●	Our business is affected by numerous regulations relating to the development, manufacture, distribution, labeling, marketing and sale of our products.

●	We are subject to various governmental regulations relating to the labeling, marketing and sale of our products.

●	If we fail to obtain or experience significant delays in obtaining regulatory clearances or approvals to market future medical device products, we will be unable to commercialize these products until such clearance or approval is obtained.

●	Delays in, or changes to, the FDA clearance and approval processes or ongoing regulatory requirements could make it more difficult for us to obtain FDA clearance, or approval of new products, or comply with ongoing requirements.

●	Disruptions in the FDA and other government agencies caused by leadership changes, funding shortages, or other legal or political pressures could hinder their ability to hire and retain key personnel, provide regulatory clarity, or otherwise prevent new products from being developed or commercialized in a timely manner or hinder our ability to continue marketing existing commercial products, which could negatively impact our business.

●	We rely on our research and development partners to comply with applicable laws and regulations relating to product classification and when and what types of FDA marketing authorizations are needed to lawfully commercialize a new or updated medical product in the United States.

●	We and our employees and contractors are subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, including false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	Our and/or our research and development partners’ use of PII, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could have a material adverse effect on our client base, business, financial condition and results of operations.

●	Our officers, employees, independent contractors, principal investigators, consultants and commercial partners may engage in misconduct or activities that are improper under other laws and regulations, which would create liability for us.

●	We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the United States.

●	Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, product liability lawsuits and other litigation and negative publicity that could materially adversely affect our reputation, business, results of operations and financial condition.

Risks Related to How We Operate Our Business

We have had a history of losses, which may continue as we expand our selling efforts.

We have incurred net losses in most years since we began our current operations in 2004. We plan to continue making investments in our sales force and clinical programs, which substantially increase our operating expenses. Consequently, we will need to continue our revenue growth to become profitable in future periods. If we fail to achieve profitability, our stock price may decline, and you may lose part or all of your investment.

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

Our revenue growth and results of operations are potentially difficult to predict. We plan our operating expense levels based primarily on forecasted revenue levels. A shortfall in revenue could lead to operating results being below expectations, as we may not be able to quickly reduce our fixed expenses in response to short-term revenue shortfalls. We have experienced fluctuations in revenue and operating results from quarter to quarter and anticipate that these fluctuations will continue until we achieve a critical mass with our product and service sales. These fluctuations can result from a variety of factors, including:

●	economic conditions worldwide, including increases in inflation, as well as economic conditions specific to the healthcare industry, which could affect the ability of surgical facilities to purchase our products and could result in a reduction in elective operative procedures;

●	governmental regulations, including those adopted in response to pandemics or other potential outbreaks;

●	the uncertainty surrounding our ability to attract new customers and retain existing customers;

●	the length and variability of our sales cycle, especially gaining approvals for the use of our products in additional hospitals and surgery centers, which makes it difficult to forecast the quarter in which our sales will occur;

●	issues including delays in the sourcing of our products;

●	the timing of regulatory approvals;

●	the timing of operating expense relating to the expansion of our business and operations;

●	changes in the pricing of our products and those of our competitors;

●	the development of new surgical wound care products or product enhancements by our competitors; and

●	actual events, circumstances, outcomes and amounts differing from assumptions and estimates used in preparing our operating plan and how well we execute our strategy and operating plans.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of future results. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business.

Failure to manage our growth strategy could harm our business.

Our ability to successfully implement our business plan and develop, market and sell our surgical products and technologies requires an effective plan for managing our future growth. Future expansion efforts will be expensive and may strain our internal operating resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our operating results and financial condition.

If we are unable to compete within our markets or our products do not gain market acceptance, our financial condition and operating results could suffer.

Competition from other medical device companies is significant, and we could be significantly affected by new product introductions and other activities of market participants. We compete with other companies in acquiring rights to products from third-party developers. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of surgical wound care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize surgical wound care products on their own or through joint ventures. Although our products have performed well in customer evaluations, we are a relatively unknown brand in a market dominated by companies with extensive product lines and large customer bases. We may not, even with more efficacious products, be able to secure contracts and achieve significant growth with large national accounts.

Several factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to alternative products and the extent of marketing efforts by third-party distributors or agents that we retain. Our products may not receive market acceptance in a commercially viable period of time, if at all. Furthermore, our competitors may develop products that are more effective or achieve greater market acceptance than those being developed by us, which would render our products less competitive or obsolete.

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

The presence of competition in the surgical market may lead to pricing pressure which would make it more difficult to sell our products at a profitable price or may prevent us from selling our products at all. Our failure to compete effectively would have a material adverse effect on our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we use networks to collect and store sensitive data, including intellectual property, proprietary business information and important information of our customers, suppliers and business partners, as well as PII of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in the loss of existing customers, difficulty in attracting new customers, backlash from negative public relations, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. Further, such access, disclosure or loss may cause disruption of our operations, damage to our reputation, and cause a loss of confidence in our products, which could adversely affect our business.

We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if they occur may be challenging.

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

While we expect to have the capability to develop certain of our pipeline in-house, we do not currently own any facility that may be used as a manufacturing and processing facility, and therefore rely on our research and development partners from whom we currently commercialize to design, manufacture and supply certain of our products.

We and our research and development partners responsible for manufacturing certain of our products and their contract manufacturers are obliged to operate in accordance with FDA’s current good manufacturing practices (“cGMP”), cGTP, and the QMSR, as applicable, as well as other regulations applicable to medical product manufacturers. The manufacture of regulated medical products in compliance with cGMP, cGTP, and the QMSR, as applicable, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including product stability and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced regulatory requirements, other federal and state regulatory requirements and foreign regulations. If we or our research and development partners or their contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to commercialize our products would be jeopardized.

We and the manufacturers of certain of our products may be unable to comply with applicable FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of regulated products. We have little control over the manufacturers’ compliance with these regulations and standards. Our failure or a failure of any of our current or future research and development partners or their contract manufacturers to establish and follow cGMP, cGTP, and the QMSR, as applicable, and to document their adherence to such practices may lead to significant delays in obtaining marketing authorization of future products or the ultimate launch of products. Failure by us or our current or future partners or manufacturers to comply with applicable regulations could also result in sanctions being imposed on us or our partners, including fines, injunctions, civil penalties, failure of the government to grant marketing authorization, delays, suspension or withdrawal of authorization, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to the manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our products. Any of these factors could cause a delay of commercialization of our products, entail higher costs or impair our reputation.

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

Certain of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and nonclinical animal data that demonstrate adequate safety and effectiveness. To generate this data, we will have to subject our product candidates to significant additional research and development efforts, including extensive nonclinical studies and clinical testing. The clinical trials of our product candidates will be subject to extensive and rigorous review and regulation by the FDA and may be considered insufficient to support clearance or approval of our product candidates. Our approach to product discovery may not be effective or may not result in the development of any product. It can take several years for a product to be cleared or approved and we may not be successful in bringing any product candidates to the market. A new product candidate may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the product may:

●	be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

●	fail to receive regulatory approval on a timely basis or at all;

●	be difficult to manufacture on a large scale;

●	not be economically viable;

●	not be prescribed by doctors or accepted by patients; or

●	infringe on intellectual property rights of any other party.

If our delivery platform technologies or product development efforts fail to generate product candidates that lead to the successful development and commercialization of products, or if the product candidates we have (or may in the future) acquired are not approved or cleared for commercialization in the United States or, otherwise experience adverse regulatory action, our business and financial condition could be materially adversely affected.

Our future success will largely depend on our ability to maintain and further grow clinical acceptance and adoption of our products, and we may be unable to adequately educate healthcare practitioners on the use and benefits of our products.

Healthcare practitioners play a significant role in determining the course of a patient’s treatment and, ultimately, the type of products, if any, that will be used to treat the patient. As a result, our commercial success is dependent on our ability to educate practitioners on the use of our products in surgical settings. Acceptance and adoption of our products in our markets depends on educating healthcare practitioners as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products, including potential comparisons to our competitors’ products, and on training healthcare practitioners in the proper application of our products. If we are not successful in convincing healthcare practitioners of the merits and advantages of our products compared to our competitors’ products, they may not use our products, and we will be unable to increase our sales and sustain growth or profitability.

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

Failure of any third-party clinical study to demonstrate desired outcomes in proposed endpoints could have a negative impact on our business performance.

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

Part of our success depends on our and/or our research development partners’ ability to protect proprietary rights to technologies used in certain of our products. We and our research development partners rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. However, these legal means afford only limited protection and may not adequately protect our and/or our research development partners’ rights or permit us to gain or keep a competitive advantage. Patents and patent applications for the products we have may not be sufficient or broad enough to prevent competitors from introducing similar products into the market. Our and/or our research development partners’ patents or attempts to enforce them may not be upheld by the courts, and the damages or other remedies awarded if we were to prevail in upholding such patents may not be commercially meaningful. Efforts to enforce any of our and/or our research development partners’ proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert management’s attention. There can be no assurance that our and/or our research and development partners’ proprietary rights will not be challenged, invalidated or circumvented or that such rights will in fact provide competitive advantages to us.

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting and defending patents on our products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less or more extensive than those in the United States, and their litigation processes differ. Competitors may successfully challenge or avoid our patents or manufacture products in countries where we have not applied for patent protection. Changes in the patent laws in the United States or other countries may diminish the value of our patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of our and/or our research development partners’ patent rights are uncertain and unpredictable.

The patent positions of life sciences companies, including our and/or our research development partners’ patent positions, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we and our research development partners may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. A third-party may submit prior patents, or we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, supplemental examination, or interference proceedings challenging our patent rights or the patent rights of our licensors or development partners. The costs of defending or enforcing our proprietary rights in these proceedings can be substantial, and the outcome can be uncertain. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our products and compete directly with us, or reduce our ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by our patents and patent applications is threatened, it could discourage companies from collaborating with us to license, develop or commercialize current or future products. The ownership of our proprietary rights could also be challenged.

Our and/or our research development partners’ ability to enforce our respective patent rights depends on the ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the United States that do not provide an extensive discovery procedure.

CellerateRX Surgical has no comprehensive patent protection. CellerateRX Surgical may be subject to competition from the sale of substantially equivalent products that could adversely affect our business and operations.

CellerateRX Surgical, from which we derive a substantial majority of our net revenue, has no comprehensive patent protection. Key elements of the manufacturing process and formulations know-how for CellerateRX Surgical are maintained as trade secrets and are not publicly disclosed and, as a result, we have historically relied on product manufacturing trade secrets, know-how and related non-patent intellectual property as a means to support our competitive position. In addition, we have three pending patents that protect specific components and compositional aspects of CellerateRX Surgical, including claims that cover the product when used as a part of certain novel compositions. We believe that the combination of our patent portfolio and proprietary manufacturing expertise creates barriers to entry and supports our competitive position; however, such combination may not be sufficient to protect us from competition from substantially equivalent products.

The effect of CellerateRX Surgical’s lack of comprehensive patent protection depends, among other things, upon the nature of the market and the position of our products in the market from time to time, the size of the market, the complexities and economics of manufacturing a competitive product and applicable regulatory approval requirements. In the event that competition develops substantially equivalent products, this competition could have a material adverse effect on our business, financial condition and operating results. Trade secret protection is effective only against wrongful acquisition, use or disclosure of confidential information. A competitor can avoid a claim of trade secret misappropriation by showing independent development without use of a trade secret owner’s information, however, this typically requires some time, effort and financial resources to develop independently. The entrance into the market of a product substantially equivalent to CellerateRX Surgical may erode our product’s market share, which may have a material adverse effect on our business, financial condition and results of operations.

We may be found to infringe on or violate the intellectual property rights of others.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products or R&D candidates, by preventing the patentability of one or more aspects of our products or R&D candidates to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products and R&D candidates. For example, we (or the licensor of a product or R&D candidate to us) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the United States Patent and Trademark Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products and candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

Government regulation by the FDA and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of our products and in the acquisition or licensing of new products. Complying with government regulations is often time-consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of our current or future products.

Following initial regulatory approval or clearance of any products that we or our research and development partners may develop, we and/or our research and development partners will be subject to continuing regulatory review, including, but not limited to:

●	appropriate establishment registration and product listing requirements;

●	the FDA’s cGMP, cGTP and QMSR regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices, drugs and/or biologics, as applicable;

●	FDA labeling requirements, which mandate the inclusion of certain content in medical product labels and labeling, and which also prohibit the promotion of products for uncleared or unapproved, i.e., off-label indications;

●	adverse event reporting regulations, which, generally, require applicable establishments (such as manufacturers and importers, among others) report to the FDA any adverse reactions, events, or experiences that meet the FDA’s reporting thresholds for the given product type (e.g., under FDA’s adverse-event reporting regulations under its device framework, adverse events must be reported if they may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur); and

●	the Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to the FDA corrective actions and product removals (both of which are defined under applicable regulations) that meet the definition of a “recall” if undertaken to reduce a risk to health posed by the product or to remedy a violation of the FDCA that may present a risk to health and that manufacturers and importers keep records of recalls that they determine to be not reportable.

Failure to comply with applicable regulatory requirements can result in, among other things, the FDA or other governmental authorities:

●	imposing fines and penalties on us;

●	preventing us from manufacturing or selling our products;

●	delaying or denying pending applications for approval or clearance of our products or of new uses or modifications to our existing products, or withdrawing or suspending current approvals or clearances;

●	ordering or requesting a recall of our products;

●	issuing warning letters, untitled letters, or “It has Come to Our Attention” letters;

●	imposing operating restrictions, including a partial or total shutdown of production or investigation of any or all of our products;

●	refusing to permit the importation or exportation of our products;

●	detaining or seizing our products;

●	obtaining injunctions preventing us from manufacturing or distributing any or all of our products;

●	commencing criminal prosecutions or seeking civil penalties; and

●	requiring changes in our advertising and promotional practices.

In addition, private consumer and competitor litigation tends to follow FDA enforcement actions and publications, such that a company that is targeted by the FDA or another regulatory body is also at an increased risk of facing civil litigation (often in the form of class action lawsuits).

The manufacturing facilities we or our research and development partners use (and may use) to make any of our FDA-regulated products are or may become subject to periodic review and inspection by the FDA and similar state regulatory authorities. If a previously unknown problem with a product or a manufacturing or laboratory facility used or contracted by us or one of our research and development partners is discovered, the FDA or similar state regulatory authorities may impose restrictions on that product or on the manufacturing facility, including requiring us and/or our research and development partner to withdraw the product from the market. Any changes to an approved or cleared product, including the way it is manufactured or promoted, often requires FDA review and separate approval or clearance before the product, as modified, may be marketed. In addition, for products we develop in the future, we and our contract manufacturers may be subject to ongoing FDA requirements for submission of safety and other post-market approval information. If we or our contract manufacturers violate regulatory requirements at any stage, whether before or after marketing approval or clearance is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, which would materially harm our financial results. Additionally, due to limitations imposed on us by the scope of the cleared or approved indications or intended use of our products and by FDA and Federal Trade Commission (“FTC”) regulations relating to promotional claims, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

We are subject to various governmental regulations relating to the labeling, marketing and sale of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under regulations promulgated by the FDA, the FTC, and similar U.S. and foreign regulations governing the product labeling and advertising, distribution, sale and marketing of our products. Medical devices and biological products may only be marketed or promoted for the uses and indications set forth in the approved or cleared product labeling. A number of enforcement actions have been taken against companies that promoted products for off-label uses (i.e., uses that are not described in the approved or cleared labeling) in violation of the Federal False Claims Act or other federal and state statutes and that the submission of those claims was caused by off-label promotion. The failure to comply with prohibitions on off-label promotion can result in significant monetary penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

If we fail to obtain or experience significant delays in obtaining regulatory clearances or approvals to market future medical device products, we will be unable to commercialize these products until such clearance or approval is obtained.

The developing, testing, manufacturing, marketing and selling of medical devices is subject to extensive regulation by governmental authorities in the United States and other countries. The process of obtaining regulatory clearance and approval of certain medical technology products is costly and time-consuming. Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is typically required, especially for drugs, biologics and high-risk devices, before such products can be approved for human use. With respect to medical devices, such as those that we currently market, before a new medical device, or a new indicated use of, or claim for, an existing product can be marketed (unless it is a Class I device), it must first receive either premarket clearance under Section 510(k) of the FDCA or approval of a PMA from the FDA, or be reclassified and receive marketing authorization through the de novo classification process, unless an exemption applies.

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

New government regulations may be enacted and changes in FDA policies and regulations and their interpretation and enforcement could prevent or delay regulatory clearance or approval of new products. While we believe we understand the current laws and regulations to which our products are and will be subject, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation, administrative action or changes in interpretation of current laws and regulations, either in the United States or abroad. Therefore, we do not know whether we or our research and development partners would be able to continue to comply with such regulations or whether the costs of such compliance would have a material adverse effect on our business. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on our business, and specifically, on the sales of affected products. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. If we or our research and development partners are not able to maintain regulatory compliance, we may not be permitted to market our products and our business would suffer.

Disruptions in the FDA and other government agencies caused by leadership changes, funding shortages, or other legal or political pressures could hinder their ability to hire and retain key personnel, provide regulatory clarity, or otherwise prevent new products from being developed or commercialized in a timely manner or hinder our ability to continue marketing existing commercial products, which could negatively impact our business.

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

We rely on our research and development partners, from whom we license most of the products we currently commercialize, to determine the appropriate classification for each such product and to comply with applicable regulations related to obtaining the proper marketing authorization. With respect to each medical device product we license, our respective research and development partner designs the product and determines whether the device should be classified as a Class I, II, or III device and the appropriate FDA marketing authorization pathway to pursue (i.e., 510(k), PMA or de novo classification). In addition, we rely on our research and development partners to determine whether specific legal or regulatory definitions or exemptions apply to particular medical products, which individually may be subject to FDA oversight as a device, drug, biologic or HCT/P. The FDA has broad regulatory authority to interpret and enforce the laws and regulations that govern medical products in commercial distribution, and any adverse determination by the FDA relating to one of our licensed products could require significant cost and effort to comply.

Certain devices that we market under a license (or that we have acquired or have, otherwise, obtained commercialization rights in the United States) have been updated or modified since their initial 510(k) clearance. Depending on the nature of the updates or modifications made to a 510(k) cleared device, the FDA may require the submission (and clearance) of a new 510(k). More specifically, any modification that could significantly affect the cleared device’s safety or effectiveness, or that would constitute a significant change in its intended use, will require a new 510(k) clearance. The FDA requires device manufacturers to make the initial determination as to whether a proposed modification to a cleared device requires a new 510(k) submission, but the FDA can review any such decision not to submit a new 510(k) (if it becomes aware of the modifications during an inspection or otherwise) and may disagree with the manufacturer’s determination that the given modification(s) did not require new clearance. If the FDA finds that a manufacturer has improperly marketed a modified device (for which the FDA has determined that a new 510(k) is required) under the original device’s 510(k), the FDA may mandate that the manufacturer cease marketing and/or recall the modified device until the requisite clearance is obtained, in addition to one or more other enforcement actions. The FDA may disagree with our partners’ decisions not to submit new 510(k) notifications for those of our 510(k) cleared devices that have been updated or modified since their initial clearance, in which case, we may be subject to a wide range of FDA enforcement actions, including, but not limited to, warning letters, fines, and other penalties, and our business will be adversely affected, as we would likely be required to cease commercialization (and, possibly, conduct a recall) of the modified product(s) at-issue and may incur additional expenses in connection with the preparation and submission of a new 510(k).

Similarly, while we currently believe our 361 Products are regulated solely under 21 CFR 1271 and Section 361 of the PHSA, the FDA may disagree and require that our 361 Products, among other things, obtain premarket clearance or approval to continue marketing the product(s) in the United States. This may subject us to FDA enforcement actions, including, but not limited to, warning letters, fines, mandatory recalls, and other penalties, and our business would be adversely affected, as we would likely be required to cease commercialization of all 361 Products.

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

Because of the breadth of these laws and the narrow scope of the statutory or regulatory exceptions and safe harbors available, our business activities could be challenged under one or more of these laws. Relationships between medical product manufacturers and health care providers are an area of heightened scrutiny by the government. We engage in various activities, including the conduct of speaker programs to educate physicians, and the provision of customer and patient support services, that have been the subject of government scrutiny and enforcement action within the medical device industry.

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

Our and/or our research and development partners’ use of PII, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could have a material adverse effect on our client base, business, financial condition and results of operations.

Numerous state and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which likely includes us. HIPAA requires healthcare providers and business associates to develop and maintain policies and procedures with respect to PHI that are used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. HIPAA also authorizes each state’s Attorney General to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

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

Because of the extreme sensitivity of the PII we and/or our partners may store and transmit, the security features of our technology platforms are very important. If our security measures, some of which may be managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client or investor confidence. Clients may curtail their use of or stop using our products, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, our coverage may not be sufficient to compensate for all liability.

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

In particular, companies involved in the manufacture of medical products are subject to laws and regulations intended to ensure that medical products that will be used in patients are safe and effective, and, specifically, that they are not adulterated or misbranded, that they are properly labeled, and have the identity, strength, quality and purity of which they are represented to possess. Further, companies involved in the research and development of medical products are subject to extensive laws and regulations intended to protect research subjects and ensure the integrity of data generated from clinical trials and of the regulatory review process. Any misconduct in any of these areas, whether by our own employees or by contractors, vendors, business associates, consultants, or other entities acting as our agents, could result in regulatory sanctions, criminal or civil liability and serious harm to our reputation. Although we have a comprehensive compliance program designed to ensure that our employees’, CRO partners’, principal investigators’, consultants’, and commercial partners’ activities and interactions with healthcare professionals and patients are appropriate, ethical, and consistent with all applicable laws, regulations, guidelines, policies and standards, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in preventing such conduct, mitigating risks, or reducing the chance of governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, or our CRO partners, principal investigators, consultants, or commercial partners, those actions could have a significant impact on our business, including the imposition of significant fines, and other sanctions that may materially impair our ability to run a profitable business.

We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the United States.

Third-party payors, governmental authorities, and other applicable stakeholders have developed, and are continuing to develop, increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been numerous legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, the Affordable Care Act was enacted in the United States in 2010, and various analogous or similarly intended state laws, as well as a number of executive, legislative, and judicial challenges have followed in the years since. There remains substantial uncertainty and continued evolution with regard to healthcare reform measures, and we cannot predict the effect that any current or future such measure will have on our business. Complying with any new or amended legislation, policies, rulings, or other relevant healthcare cost-containment and/or transparency requirements may be time-intensive and expensive, which could have a material adverse effect on our business.

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

A small number of our existing shareholders own a large percentage of our voting stock and have control over matters requiring shareholder approval and may delay or prevent a change in control or otherwise lead to actual or potential conflicts of interest.

As of March 20, 2026, our directors beneficially owned, including through their affiliates, approximately 42% of our outstanding common stock. As a result, our directors and their affiliates could have the ability to exert substantial influence over all matters requiring approval by our shareholders, including (i) the election and removal of directors, (ii) any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions and (iii) any amendment to our Amended and Restated Certificate of Formation (the “Certificate of Formation”). This concentration of control could be disadvantageous to other shareholders having different interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors sometimes perceive disadvantages in owning stock in companies with controlling shareholders.

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

The audit committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives quarterly updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents.

As a company, we leverage the National Institute of Standards and Technology Cybersecurity Framework to align with industry best practices and to inform our policies and procedures, which include a Cybersecurity Response Plan focusing on detection, validation, mitigation, recovery and refinement. In addition to the Cybersecurity Response Plan, we provide cybersecurity awareness training to our employees, including training on social engineering, phishing, password protection, confidential data protection, mobile security and incident reporting, to help prevent and reduce the impact of potential cybersecurity events.

We have strategically invested resources and tools to combat the evolving cyber threat landscape. These investments include growing our internal technology team headcount and bolstering our partnerships with entities with external expertise, resulting in increased protection, monitoring and response capabilities. We have also made investments to carry cybersecurity insurance that provides additional protection and resources to reduce a cybersecurity event’s impact and potential losses.

Our technology and management teams meet regularly with key internal and external stakeholders to review cybersecurity concerns and areas for continued focus and improvement.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, financial condition, results of operations or cash flows. See “Item 1A. Risk Factors – Risks Related to Our Business – Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”

ITEM 2. PROPERTIES

We do not own any buildings or other real property. As of December 31, 2025, our leased office space in Fort Worth, Texas consisted of approximately 15,291 square feet of rentable space located in Summit Office Park, a twin-building, mid-rise, 242,000 square foot office park located on the perimeter of the Fort Worth central business district. In March 2025, we amended our primary office lease to obtain additional space, as well as to extend the lease term. The lease had a remaining lease term of 63 months as of December 31, 2025.

As of December 31, 2025, our leased office space in San Antonio, Texas consisted of approximately 7,289 square feet of rentable space located in a 14,500 square foot office park in an industrial district in San Antonio, Texas. In August 2025, we renewed the lease for an additional three-year term. This lease had a remaining lease term of 32 months as of December 31, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the trading symbol “SMTI.” The closing price of our common stock as reported by Nasdaq on March 20, 2026 was $18.38.

Record Holders

As of March 20, 2026, there were 290 shareholders of record and there were 9,167,040 shares of common stock issued and outstanding. The number of shareholders of record does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table summarizes our share repurchases during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
October 1 - October 31, 2025	164	$29.90	-	-
November 1 - November 30, 2025	48	$35.55	-	-
December 1 - December 31, 2025	-	$-	-	-
Total	212		-	-

(1)	Shares purchased during the period were transferred to the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of restricted stock awards during the period. The Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan allows us to withhold the number of shares having the fair value equal to the tax withholding due.

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

OVERVIEW

We are a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical market. Our products are designed to achieve our goal of providing better clinical outcomes at a lower overall cost for healthcare systems. We strive to be one of the most innovative and comprehensive providers of effective surgical solutions and are continually seeking to expand our offerings for patients requiring surgical treatments in the United States.

We primarily market and sell soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Our soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Powder (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation. Our bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

We also utilize an in-house research and development team, Rochal Technologies. We are advancing a strong pipeline of next-generation products that supports and extends our surgical strategy of “Prepare, Promote and Protect.”

Shift in Strategy and Discontinuance of Value-Based Wound Care Program

Our company’s main source of revenue has consistently been from soft tissue repair and bone fusion products for the surgical market. Additionally, we generate a smaller portion of revenue from products sold in the post-acute setting. To further support this segment, particularly in wound care, we launched a value-based wound care services initiative designed to enhance outcomes while complementing our offerings in both surgical and post-acute markets. This post-acute strategy, which we referred to as Tissue Health Plus (“THP”), was focused on providing value-based wound care services. Through THP, we planned to offer a first of its kind value-based wound care program to payers and risk-bearing entities. This program was designed to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. To further develop our value-based wound care strategy, we executed an investment and acquisition strategy to build telehealth services and acquire technologies to support the THP platform.

Since the second quarter of 2024, we managed our business on the basis of two operating and reportable segments: the Sanara Surgical segment and the THP segment.

Our intention in incubating THP was coupled with a goal to find an outside partner to buy or invest in the platform. Starting in 2024, we held several meetings and did significant outreach to find potential funding for THP. This effort included meetings with venture capital firms, strategic buyers, provider service companies, insurance companies and private equity firms. During the third quarter of 2025, following authorization from our Board of Directors, management initiated a review of strategic options for THP and formally engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, we concluded that these efforts were unlikely to succeed within the timeline allocated by the Board of Directors and ended our engagement with the investment bank. Persistent losses related to THP and a lack of any firm commitments from potential investors led management and our Board of Directors to decide to discontinue THP’s operations in mid-September 2025 and shift our focus exclusively on products and technologies for use in the surgical market.

As a result of this decision, THP met the accounting requirements to be classified under discontinued operations as of September 30, 2025. In accordance with generally accepted accounting principles in the United States (“GAAP”), the operations of THP are presented as discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, have been excluded from continuing operations for all periods presented. As a result of the disposal of THP, we now have a single reportable segment. This determination is in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Summary of Our Key Products and Development Programs

We market and distribute surgical products to surgeons at hospitals and surgical centers. Our products are primarily sold in the U.S. surgical tissue repair market. We believe that we have the ability to drive our product pipeline from concept to preclinical and clinical development while meeting quality and regulatory requirements.

CellerateRX Surgical

CellerateRX Surgical is a Type I bovine hydrolyzed collagen indicated for the management of surgical, traumatic, and partial and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical is sterilized, packaged and designed specifically for use in the operating room. CellerateRX Surgical is primarily purchased by hospitals and ambulatory surgical centers for use by surgeons to treat surgical wounds, including those associated with orthopedic, spine and trauma procedures. Additional surgical wounds that often benefit from the use of CellerateRX Surgical include general, vascular, plastic/reconstructive, cardiovascular, gynecologic, and urologic related procedures.

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

ALLOCYTE Plus is a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers. These viable cellular allografts are ready to use upon thawing and have fibrous handling properties.

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

Our product portfolio includes other products that have an insignificant impact on our revenue at this time.

Tufts University License Agreement

On December 20, 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts and no royalties paid related to this arrangement as of December 31, 2025.

In connection with the shift in strategy discussed above, we are in the process of terminating the exclusive license agreement with Tufts and dissolving SCP in order to focus on developing and commercializing our surgical product portfolio.

RECENT DEVELOPMENTS

CRG Term Loan Amendment and Third Borrowing

On April 17, 2024, we, as borrower, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”) and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). In April 2024, our first borrowing (the “First Borrowing”) under the CRG Term Loan of $15.0 million was used to repay our then-existing loan with Cadence Bank (the “Cadence Term Loan”) and to pay fees and expenses related to the CRG Term Loan Agreement. In September 2024, we borrowed an additional $15.5 million under the CRG Term Loan (the “Second Borrowing”), a portion of the proceeds of which were used for our investment in ChemoMouthpiece, LLC (“CMp”), and for working capital and general corporate purposes. On March 19, 2025, we and the Guarantors entered into the First Amendment to the Term Loan Agreement with the Agent and the lenders party thereto from time to time (the “CRG Amendment”) to, among other things (i) entitle us to up to two additional borrowings following the Second Borrowing under the CRG Term Loan, which additional borrowings were required to occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. On March 31, 2025, we borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”), a portion of the proceeds of which were used for permitted acquisition opportunities, such as the CarePICS Acquisition (defined below) in April 2025, and for working capital and general corporate purposes. The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029 (the “Maturity Date”), unless earlier prepaid. After the Third Borrowing, we did not take any additional draws under the CRG Term Loan prior to the final draw date of December 31, 2025.

BMI Investment

On January 16, 2025, we entered into a Licensing and Distribution Agreement (as amended, the “BMI License Agreement”) with Biomimetic Innovations Limited (“BMI”), a privately-held medical device company headquartered in Shannon, Co. Clare Ireland, pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “BMI Products”), for use in the treatment of an injury caused by a traumatic incident. Pursuant to the BMI License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for an initial five-year term, which term may be automatically renewed for successive two-year periods at our discretion, provided that we are in compliance with our obligations thereunder. For more information regarding the BMI License Agreement and BMI Subscription Agreement (defined below), see the “Liquidity and Capital Resources” section below.

CarePICS Acquisition

On April 1, 2025 (the “CarePICS Closing Date”), we entered into a Unit Purchase Agreement (the “CarePICS Purchase Agreement”) with Tissue Health Plus, LLC, our wholly owned subsidiary (the “Purchaser”), CarePICS, LLC (“CarePICS”), the holders of CarePICS’s outstanding units (each, a “Seller” and collectively, the “Sellers”) and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the issued and outstanding equity interests of CarePICS (the “Units”) from the Sellers (the “CarePICS Acquisition”). On the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition, and CarePICS became an indirect wholly owned subsidiary of the Company. Pursuant to the CarePICS Purchase Agreement, the cash consideration for the CarePICS Acquisition was $2.0 million, which included transaction expenses of the Sellers. On the CarePICS Closing Date, we also paid $1.65 million to satisfy certain existing indebtedness of CarePICS, which was assumed by us at the closing of the acquisition. The CarePICS Purchase Agreement also provided for potential earnout payments.

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

COMPONENTS OF RESULTS OF OPERATIONS

Sources of Revenue

Our revenue is derived primarily from sales of our soft tissue repair and bone fusion products to hospitals and surgical centers. In particular, the substantial majority of our product sales revenue is derived from sales of CellerateRX Surgical. Our revenue is driven by direct orders shipped by us to our customers, and, to a lesser extent, direct sales to customers through delivery at the time of procedure by one of our sales representatives. We generally recognize revenue when a purchase order is received by us from the customer, and our product is received by the customer.

Revenue streams from product sales are summarized below for the periods presented:

	Year Ended December 31,
	2025	2024
Soft tissue repair products	$91,347,493	$76,125,012
Bone fusion products	11,770,489	10,547,413
Total Net Revenue	$103,117,982	$86,672,425

Cost of Goods Sold

Cost of goods sold consists primarily of the acquisition costs from the manufacturers of our licensed products, raw material costs for certain components sourced directly by us, shipping and handling, and all related royalties due as a result of the sale of our products. Our gross profit represents total net revenue less the cost of goods sold, and gross margin represents gross profit expressed as a percentage of total revenue.

Operating Expenses

Selling, general and administrative (“SG&A”) consists primarily of salaries, sales commissions, benefits, bonuses and share-based compensation. SG&A also includes outside legal counsel fees, audit fees, insurance premiums, rent and other corporate expenses. We expense all SG&A as incurred.

Research and development (“R&D”) includes costs related to enhancements to our currently available products and additional investments in our product and technology development pipeline. This includes personnel-related expenses, including salaries, share-based compensation and benefits for all personnel directly engaged in R&D activities, contract services, materials, prototype expenses and allocated overhead, which is comprised of compensation and benefits, lease expense and other facilities-related costs. We expense R&D costs as incurred.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets that have a finite life, such as product licenses, patents and intellectual property, customer relationships and assembled workforces.

Change in fair value of earnout liabilities represents our measurement of the change in fair value at the balance sheet date of our earnout liabilities that were established at the time of our merger with Precision Healing Inc. and acquisition of Scendia Biologics, LLC (“Scendia”).

Other Income (Expense)

Other income (expense) is primarily comprised of interest expense and our share of losses from equity method investments and other nonoperating activities.

RESULTS OF OPERATIONS

The following table presents certain information about our results from continuing operations and Adjusted EBITDA (as described below) for the periods presented:

	Year Ended December 31,
	2025	2024
Net revenue	$103,117,982	$86,672,425
Cost of goods sold	7,520,969	8,139,901
Selling, general and administrative	78,716,999	71,673,642
Research and development	5,072,483	2,828,663
Depreciation and amortization	2,661,873	2,785,829
Change in fair value of earnout liabilities	-	(14,451)
Asset impairment charges	1,841,120	-
Other expense (1)	7,697,662	3,196,424
Net loss from continuing operations	$(393,124)	$(1,937,583)
Adjusted EBITDA (2)	$17,013,836	$9,148,722

(1) For the years ended December 31, 2025 and 2024, other expense included interest expense and our share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

(2) Adjusted EBITDA is a non-GAAP financial measure. For more information, see the “Adjusted EBITDA” section below.

Net Revenue. For the year ended December 31, 2025, we generated net revenue of $103.1 million compared to $86.7 million for the year ended December 31, 2024, a 19% increase over the prior year period. Higher net revenue in the year ended December 31, 2025 was primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical and BIASURGE, and certain bone fusion products as a result of our increased market penetration, geographic expansion and our strategy to continue expanding and developing our independent distribution network in both new and existing U.S. markets.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2025 was $7.5 million compared to $8.1 million for the year ended December 31, 2024. Lower cost of goods sold in the year ended December 31, 2025 was due to lower manufacturing costs related to CellerateRX Surgical.

Gross Profit. We generated gross profit of $95.6 million for the year ended December 31, 2025 compared to $78.5 million for the year ended December 31, 2024, a 22% increase over the prior year period. Gross margins were approximately 93% and 91% for the years ended December 31, 2025 and 2024, respectively. Higher gross profit and margin in the year ended December 31, 2025 was primarily due to increased sales of soft tissue repair products, particularly CellerateRX Surgical and BIASURGE, as a result of our increased market penetration and geographic expansion, and our strategy to continue expanding and developing our independent distribution network in both new and existing U.S. markets.

Selling, general and administrative. SG&A for the year ended December 31, 2025 was $78.7 million compared to $71.7 million for the year ended December 31, 2024. Higher SG&A in the year ended December 31, 2025 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $5.7 million of the increase, approximately $0.9 million related to compensation expense and approximately $0.3 million related to warehousing and distribution costs.

Research and development. R&D for the year ended December 31, 2025 was $5.1 million compared to $2.8 million for the year ended December 31, 2024. Higher R&D for the year ended December 31, 2025 was primarily due to product enhancement initiatives associated with our soft tissue repair products.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2025 was $2.7 million compared to $2.8 million for the year ended December 31, 2024.

Change in fair value of earnout liabilities. Change in fair value of earnout liabilities was zero for the year ended December 31, 2025 compared to a benefit of $14,451 for the year ended December 31, 2024.

Asset impairment charges. Asset impairment charges were $1.8 million for the year ended December 31, 2025 compared to zero for the year ended December 31, 2024. Asset impairment charges for the year ended December 31, 2025 were due to a strategic shift to focus on products and technologies in the surgical market resulting in a write-down of certain IP assets that have not generated cash flows since acquisition and were no longer expected to be used in our strategic plans.

Other expense. Other expense for the year ended December 31, 2025 was $7.7 million compared to $3.2 million for the year ended December 31, 2024. The increase in other expense for the year ended December 31, 2025 was primarily due to higher interest expense and fees related to the CRG Term Loan and our share of losses from equity method investments.

Net loss from continuing operations. For the year ended December 31, 2025, we had a net loss from continuing operations of $0.4 million, compared to a net loss from continuing operations of $1.9 million for the year ended December 31, 2024. Lower net loss from continuing operations for the year ended December 31, 2025 was primarily due to revenue growth, partially offset by SG&A and R&D increasing at a relatively lower rate, and higher interest expense related to the CRG Term Loan.

Net loss from discontinued operations. As a result of our decision to discontinue THP, the operating results of THP are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Net loss from discontinued operations totaled $37.2 million and $8.0 million for the years ended December 31, 2025 and 2024, respectively. The increase in net loss from discontinued operations for the year ended December 31, 2025 was primarily due to asset impairment charges of intangible and fixed assets related to the THP technology platform.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, share of losses from equity method investments, executive separation costs, legal and diligence expenses related to acquisitions, asset impairment charges and gains/losses on the disposal of property and equipment, as each are applicable to the periods presented. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss) from continuing operations, cash flow and other measures of financial performance reported in accordance with GAAP.

We believe Adjusted EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items, such as change in fair value of earnout liabilities and asset impairment charges, when calculating Adjusted EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures are that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2025	2024
Net loss from continuing operations	$(393,124)	$(1,937,583)
Adjustments:
Interest expense	6,759,800	3,128,395
Depreciation and amortization	2,661,873	2,785,829
Noncash share-based compensation	4,773,982	3,969,008
Change in fair value of earnout liabilities	-	(14,451)
Asset impairment charges	1,841,120	-
Share of losses from equity method investments	952,466	90,007
Interest income	(3,672)	(21,978)
Gain on disposal of property and equipment	(10,932)	-
Executive separation costs (1)	432,323	964,466
Acquisition costs (2)	-	185,029
Adjusted EBITDA	$17,013,836	$9,148,722

(1)	Includes $172,122 and $328,795 of share-based compensation related to executive separation costs for the years ended December 31, 2025 and 2024, respectively.

(2)	Acquisition costs include legal, tax, accounting and other contract services related to prospective acquisitions.

For the year ended December 31, 2025, our Adjusted EBITDA was $17.0 million compared to $9.1 million for the year ended December 31, 2024. Higher Adjusted EBITDA in 2025 was primarily due to revenue growth, while SG&A and R&D increased at a relatively lower rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2025 was $16.6 million, compared to $15.9 million at December 31, 2024. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next 12 months.

We expect our future needs for cash to include further development of our product portfolio, clinical studies, repayment of debt as it becomes due and for general corporate purposes.

Our cash outlay associated with winding down THP in the fourth quarter of 2025 was $1.3 million. We do not anticipate material cash spend related to winding down THP in 2026.

Applied Asset Purchase

On August 1, 2023, we entered into an asset purchase agreement (the “Applied Purchase Agreement”) by and among the Company, Sanara MedTech Applied Technologies, LLC (“SMAT”), The Hymed Group Corporation and Applied Nutritionals, LLC (together with The Hymed Group Corporation, the “Applied Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Applied Sellers and the Owner, including, among others, the Applied Sellers’ and Owner’s intellectual property, manufacturing and related equipment, inventory, rights and claims, other than certain excluded assets (the “Applied Purchased Assets”) and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement) upon the terms and subject to the conditions set forth in the Applied Purchase Agreement. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million (the “Stock Closing Consideration”) and (iii) $2.5 million in cash, to be paid in four equal installments on each of the four anniversaries following the Closing (the “Installment Payments”). The first and second of four Installment Payments of $625,000 were made in August 2024 and August 2025, respectively.

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

CRG Term Loan Agreement

On April 17, 2024, we entered into the CRG Term Loan Agreement by and among us, as borrower, the Guarantors, the Agent and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million. On the Closing Date, the First Borrowing of $15.0 million was made to repay the Cadence Term Loan and to pay certain fees and expenses related to the CRG Term Loan Agreement. The remaining proceeds of $4.5 million were distributed to us. As a result, the Cadence Term Loan was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence Bank were terminated and released.

On September 4, 2024, we borrowed an additional $15.5 million under the CRG Term Loan Agreement. We used $5.0 million of the proceeds of the Second Borrowing for the investment in CMp, and for working capital and general corporate purposes. Prior to the CRG Amendment, pursuant to the CRG Term Loan Agreement, we were entitled to one additional borrowing, which was required to occur on or prior to June 30, 2025 and be at least $5.0 million or a multiple of $5.0 million. On March 19, 2025, we entered into the CRG Amendment, which amended the CRG Term Loan Agreement to, among other things, (i) entitle us to two additional borrowings following the Second Borrowing, which borrowings must occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. The total available borrowing amount under the CRG Term Loan and the related interest rate and fees were not modified.

On March 31, 2025, we borrowed an additional $12.25 million under the CRG Term Loan Agreement. The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029, unless earlier prepaid. We used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities, such as the CarePICS Acquisition in April 2025, and for working capital and general corporate purposes. After the Third Borrowing, we did not take any additional draws under the CRG Term Loan prior to the final draw date of December 31, 2025.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing, $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing and $183,750 of upfront fees on March 31, 2025 related to the Third Borrowing. As of December 31, 2025, there was $46.0 million of principal outstanding under the CRG Term Loan.

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

As of December 31, 2025, we were in compliance with all debt covenants.

BMI Investment

On January 16, 2025, we entered into the BMI License Agreement with BMI, pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic, as well as ARC, for use in the treatment of a wound or injury caused by a traumatic incident.

Pursuant to the BMI License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for an initial five-year term, which may be automatically renewed for successive two-year periods at our discretion, provided that we are in compliance with our obligations thereunder (the “BMI Term”). From January 16, 2025 until October 13, 2025, we had an option to negotiate exclusive distribution rights for the BMI Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement. On June 18, 2025, pursuant to the BMI License Agreement, we exercised our option for exclusive distribution rights of the BMI Products for sports medicine, spine, arthroplasty, and craniomaxillofacial indications within the United States and its territories. On October 1, 2025, we and BMI entered into a first amendment to the BMI License Agreement to extend the option period through May 31, 2026 to provide more time to negotiate and finalize the terms of the additional fields in the contract territory.

The BMI License Agreement requires that we pay BMI royalties of 3% of OsStic Net Sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires that we pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product (as defined in the agreement). No royalties have been paid under this agreement as of December 31, 2025.

In connection with the BMI License Agreement, on January 16, 2025, we entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), by and among us, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and our previously disclosed convertible loan to BMI of $1.1 million (€1.0 million) were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025.

CarePICS Acquisition

Pursuant to the CarePICS Purchase Agreement (see “Recent Developments”), the Sellers were entitled to receive earnout payments based on SaaS P&L (as defined in the CarePICS Purchase Agreement) during the two-year period beginning on the CarePICS Closing Date and ending on March 31, 2027.

As the contingent consideration was negotiated as part of the CarePICS Acquisition, the contingent obligation was included in the total purchase consideration transferred and previously classified as a liability.

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

Cash Flow Analysis

For the year ended December 31, 2025, net cash provided by operating activities was $6.8 million compared to net cash used in operating activities of $23,784 for the year ended December 31, 2024. The increase in cash provided by operating activities during the year ended December 31, 2025 was largely due to net revenue growth outpacing the growth of our cash operating expenses and, to a lesser extent, improved timing of collection of trade receivables.

For the year ended December 31, 2025, net cash used in investing activities was $15.0 million compared to $6.6 million used in investing activities for the year ended December 31, 2024. Cash used in investing activities during the year ended December 31, 2025 primarily included $8.3 million for our minority investment in BMI, $2.1 million related to the CarePICS Acquisition and $4.4 million of certain capitalized costs related to the buildout of the now discontinued THP technology platform.

For the year ended December 31, 2025, net cash provided by financing activities was $8.9 million compared to $17.4 million provided by financing activities for the year ended December 31, 2024. The decrease in cash provided by financing activities during the year ended December 31, 2025 was due to a lower draw amount on the CRG Term Loan, and reduced cash payments related to earnout liabilities, partially offset by higher net settlements of equity-based awards and the payoff of the debt assumed in the CarePICS Acquisition.

Refer to Note 3 to the consolidated financial statements, “Discontinued Operations” for the operating, investing and financing cash flow information related to the discontinuation of THP.

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

Catalyst Transaction Advisory Services Agreement

In March 2023, we entered into a Transaction Advisory Services Agreement (the “Catalyst Services Agreement”) effective March 1, 2023 with The Catalyst Group Inc. (“Catalyst”), a related party. Pursuant to the Catalyst Services Agreement, Catalyst, by and through its directors, officers, employees and affiliates that are not simultaneously serving as directors, officers or employees of the Company (collectively, the “Covered Persons”), agreed to perform certain transaction advisory, business and organizational strategy, finance, marketing, operational and strategic planning, relationship access and corporate development services for us in connection with any merger, acquisition, recapitalization, divestiture, financing, refinancing, or other similar transaction in which we may be, or may consider becoming, involved, and any such additional services as mutually agreed upon in writing by and between Catalyst and us (the “Catalyst Services”).

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were $12,480 and $288,594 for the years ended December 31, 2025 and 2024, respectively.

Receivables and Payables

We had outstanding related party receivables totaling zero at December 31, 2025 and $40,566 at December 31, 2024. We had outstanding related party payables totaling $25,000 at December 31, 2025 and $30,913 at December 31, 2024.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material impact on our historical results of operations. We do not currently anticipate that inflation and changing prices, including the impacts of tariffs, will have a material impact on our future results of operations.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

We have identified certain significant accounting estimates which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements, as summarized below.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods, and also include an immaterial amount of raw materials and related packaging components. We recorded inventory obsolescence expense of $582,046 for the year ended December 31, 2025 and $521,757 for the year ended December 31, 2024. The allowance for obsolete and slow-moving inventory had a balance of $623,835 at December 31, 2025 and $534,549 at December 31, 2024.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of December 31, 2025 and 2024, all of our goodwill relates to the acquisition of Scendia. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. We first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the years ended December 31, 2025 or 2024.

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and to be used by us, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We regularly evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. A $26.5 million non-cash charge to write-off the net book value of certain THP fixed and intangible assets was recorded during the quarter ended September 30, 2025, and a $1.8 million non-cash charge to write-off the net book value of certain intangible assets was recorded in the quarter ended December 31, 2025. A $0.5 million non-cash charge to write-off the remaining net book value of certain THP internal use software assets was recorded in depreciation and amortization expense during the year ended December 31, 2024.

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

We apply the equity method of accounting for investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 7 to the consolidated financial statements, as of December 31, 2025, we had three investments that are recorded applying the equity method of accounting. Our proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in our Consolidated Statements of Operations. Our equity method investments are adjusted each period for our share of the investee’s income or loss and dividend paid, if any. We classify distributions received from our equity method investments using the cumulative earnings approach in our Consolidated Statements of Cash Flows.

We reviewed the carrying value of our investments and determined there was no impairment or observable price changes as of and for the years ended December 31, 2025 and 2024.

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

For the year ended December 31, 2025, the Company recognized income tax expense of zero on a pre-tax loss from continuing operations of $0.4 million, resulting in an effective tax rate of 0%. For the year ended December 31, 2024, the Company recognized income tax expense of $48,380 on a pre-tax loss from continuing operations of $1.9 million, resulting in an effective tax rate of 2.56%. The year-over-year change in the effective tax rate primarily reflects changes in state and local income taxes, changes in the valuation allowance, and changes in nontaxable and nondeductible items.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANARA MEDTECH INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sanara MedTech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Sanara MedTech Inc. and subsidiaries (collectively, the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Impairment Triggering Events for Definite-Lived Intangible Assets (Notes 2, 3 and 6).

Critical Audit Matter Description

At each reporting date, the Company performs an evaluation of whether triggering events have occurred which may indicate that the carrying amount of an asset may not be recoverable. During the year-ended December 31, 2025, management concluded that there were triggering events, primarily as a result of the discontinuance of the former Tissue Health Plus (“THP”) segment and evaluation of the Company’s intellectual property portfolio, which indicated that the carrying value of certain assets were not recoverable. As a result, management identified a number of assets which would not be utilized in support of the Company’s Surgical operations on a go-forward basis and impaired those related assets to $0 through an impairment charge totaling $28.3 million, of which $26.5 million related to the previous THP segment.

We identified the assessment of intellectual property for impairment triggering events as a critical audit matter because such analysis required the application of greater auditor judgment. Potential triggering events, such as the discontinuance of the THP segment and evaluation of which intellectual property will be pursued to develop future products, required a higher degree of auditor judgment to evaluate. These possible triggering events could have a significant effect on the Company’s assessment to determine whether further quantitative or qualitative analysis of recoverability was required.

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

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2021.

Austin, Texas

March 24, 2026

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets
Cash	$16,578,857	$15,878,295
Accounts receivable, net	11,998,075	12,408,819
Accounts receivable – related parties	-	40,566
Inventory, net	3,948,748	2,753,032
Convertible loan receivable	-	1,101,478
Prepaid and other assets	948,620	1,022,464
Current assets related to discontinued operations (Note 3)	67,863	101,334
Total current assets	33,542,163	33,305,988

Long-term assets
Intangible assets, net	18,640,673	23,481,095
Goodwill	3,601,781	3,601,781
Investment in equity securities	14,626,858	6,212,945
Right of use assets – operating leases	2,075,634	1,447,907
Property and equipment, net	456,962	432,317
Long-term assets related to discontinued operations (Note 3)	-	19,609,959
Total long-term assets	39,401,908	54,786,004

Total assets	$72,944,071	$88,091,992

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,313,761	$1,499,764
Accounts payable – related parties	25,000	30,913
Accrued bonuses and commissions	11,781,435	10,084,650
Accrued royalties and expenses	2,684,626	2,265,237
Earnout liabilities – current	235,001	-
Operating lease liabilities – current	353,229	358,687
Current liabilities related to discontinued operations (Note 3)	1,233,478	1,050,820
Total current liabilities	18,626,530	15,290,071

Long-term liabilities
Long-term debt	45,970,937	30,689,290
Earnout liabilities – long-term	-	748,001
Operating lease liabilities – long-term	1,868,703	1,237,051
Other long-term liabilities	548,125	1,215,617
Total long-term liabilities	48,387,765	33,889,959

Total liabilities	67,014,295	49,180,030

Commitments and contingencies (Note 10)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 8,946,913 issued and outstanding as of December 31, 2025 and 8,753,773 issued and outstanding as of December 31, 2024	8,948	8,754
Additional paid-in capital	81,232,536	77,179,211
Accumulated deficit	(75,303,042)	(37,784,392)
Total Sanara MedTech shareholders’ equity	5,938,442	39,403,573
Equity attributable to noncontrolling interest	(8,666)	(491,611)
Total shareholders’ equity	5,929,776	38,911,962
Total liabilities and shareholders’ equity	$72,944,071	$88,091,992

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Net Revenue	$103,117,982	$86,672,425

Cost of goods sold	7,520,969	8,139,901

Gross profit	95,597,013	78,532,524

Operating expenses
Selling, general and administrative	78,716,999	71,673,642
Research and development	5,072,483	2,828,663
Depreciation and amortization	2,661,873	2,785,829
Change in fair value of earnout liabilities	-	(14,451)
Asset impairment charges	1,841,120	-
Total operating expenses	88,292,475	77,273,683

Operating income	7,304,538	1,258,841

Other income (expense)
Interest expense	(6,759,800)	(3,128,395)
Share of losses from equity method investments	(952,466)	(90,007)
Interest income	3,672	21,978
Gain on disposal of property and equipment	10,932	-
Total other income (expense)	(7,697,662)	(3,196,424)

Net loss from continuing operations	(393,124)	(1,937,583)

Net loss from discontinued operations (including asset impairment charge of $26,472,407 in 2025) (Note 3)	(37,174,923)	(7,974,315)

Net loss	(37,568,047)	(9,911,898)

Net loss attributable to noncontrolling interest from continuing operations	(5,441)	(3,224)
Net loss attributable to noncontrolling interest from discontinued operations	-	(244,127)
Less: Total net loss attributable to noncontrolling interest	(5,441)	(247,351)

Net loss attributable to Sanara MedTech shareholders	$(37,562,606)	$(9,664,547)

Net loss per share, basic and diluted:
Continuing operations	$(0.05)	$(0.23)
Discontinued operations	(4.31)	(0.91)
Net loss per share of common stock, basic and diluted	$(4.36)	$(1.14)

Weighted average number of common shares outstanding, basic and diluted	8,623,028	8,484,224

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	8,535,239	$8,535	$72,860,556	$(28,036,814)	$(244,260)	$44,588,017
Share-based compensation	164,451	165	4,435,883	-	-	4,436,048
Net settlement and retirement of equity-based awards	54,083	54	(42,228)	(83,031)	-	(125,205)
Issuance of common stock in equity offering	-	-	(75,000)	-	-	(75,000)
Net loss	-	-	-	(9,664,547)	(247,351)	(9,911,898)
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962
Share-based compensation	195,834	196	5,154,565	-	-	5,154,761
Net settlement and retirement of equity-based awards	(2,694)	(2)	(590,948)	43,956	-	(546,994)
Change in noncontrolling interest	-	-	(510,292)	-	488,386	(21,906)
Net loss	-	-	-	(37,562,606)	(5,441)	(37,568,047)
Balance at December 31, 2025	8,946,913	$8,948	$81,232,536	$(75,303,042)	$(8,666)	$5,929,776

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,568,047)	$(9,911,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,945,965	4,923,224
Asset impairment charges	28,313,527	-
Gain on disposal of property and equipment	(9,674)	-
Credit loss expense	509,233	624,448
Inventory obsolescence	582,046	521,757
Share-based compensation	5,154,761	4,436,048
Noncash lease expense	525,372	547,297
Share of losses from equity method investments	952,466	90,007
Back-end fee	780,312	358,086
Paid-in-kind interest	2,199,613	838,965
Accretion of finance liabilities	148,179	210,931
Amortization and write-off of debt issuance costs	279,905	209,499
Change in fair value of earnout liabilities	-	(1,938,451)
Accrued interest income	-	(21,978)
Changes in operating assets and liabilities:
Accounts receivable, net	(114,690)	(4,508,958)
Accounts receivable – related parties	40,566	(32,166)
Inventory, net	(1,777,762)	1,442,744
Prepaid and other assets	123,515	(515,496)
Accounts payable	813,999	(424,318)
Accounts payable – related parties	(5,913)	(46,891)
Accrued royalties and expenses	292,195	574,189
Accrued bonuses and commissions	2,127,966	3,102,069
Operating lease liabilities	(526,905)	(502,892)
Net cash provided by (used in) operating activities	6,786,629	(23,784)
Cash flows from investing activities:
Purchases of property and equipment	(4,625,650)	(205,848)
Proceeds from disposal of property and equipment	60,000	-
Purchases of intangible assets	(23,452)	(23,452)
Investment in equity securities	(8,262,642)	(5,302,952)
Convertible loan receivable	-	(1,079,391)
CarePICS Acquisition	(2,122,146)	-
Net cash used in investing activities	(14,973,890)	(6,611,643)
Cash flows from financing activities:
Loan proceeds, net of debt issuance costs of $228,183 in 2025 and $1,160,740 in 2024	12,021,817	29,339,260
Pay off line of credit	-	(9,750,000)
Pay off debt assumed in CarePICS Acquisition	(1,650,000)	-
Equity offering net expenses	-	(75,000)
Net settlement of equity-based awards	(546,994)	(125,205)
Cash payment of finance and earnout liabilities	(937,000)	(2,022,549)
Net cash provided by financing activities	8,887,823	17,366,506
Net increase in cash	700,562	10,731,079
Cash, beginning of period	15,878,295	5,147,216
Cash, end of period	$16,578,857	$15,878,295

Cash paid during the period for:
Interest	$3,351,791	$1,580,984
Taxes	48,792	40,586
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$2,084,278	$-
Conversion of note receivable into equity method investment	1,101,478	-
Earnout liability generated by CarePICS Acquisition	1,355,603	-
Right of use assets obtained in exchange for lease obligations	1,153,099	-

The accompanying notes are an integral part of these consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BACKGROUND

Sanara MedTech Inc. (together with its wholly owned and majority owned subsidiaries on a consolidated basis, the “Company”) is a medical technology company focused on developing and commercializing transformative technologies to improve clinical outcomes and reduce healthcare expenditures in the surgical market. Each of the Company’s products are designed to achieve the Company’s goal of providing better clinical outcomes at a lower overall cost for patients. The Company strives to be one of the most innovative and comprehensive providers of effective surgical solutions and is continually seeking to expand its offerings for patients requiring surgical treatments in the United States.

Since the second quarter of 2024, the Company had managed its business on the basis of two operating and reportable segments: Sanara Surgical and Tissue Health Plus (“THP”). As a result of the disposal of THP as detailed in Note 2 under the heading “Discontinued Operations” and in Note 3 below, the Company determined that continuing operations is comprised of a single reportable segment. This determination was made in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

The Company primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. The Company’s soft tissue repair products include, among other products, the lead product, CellerateRX Surgical Powder, a hydrolyzed collagen that aids in the management of surgical wounds, and BIASURGE Advanced Surgical Solution, a sterile no-rinse, advanced surgical solution used for wound irrigation. The Company’s bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix, an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, and ALLOCYTE Plus Advanced Viable Bone Matrix, a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

The Company also utilizes an in-house research and development team, Rochal Technologies. The Company is advancing a strong pipeline of next-generation products that supports and extends the Company’s surgical strategy of “Prepare, Promote and Protect.”

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

Discontinued Operations

During the third quarter of 2025, following authorization from the Board of Directors of the Company, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. Despite such efforts, by mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to discontinue THP’s operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP continued through the end of 2025.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the revenue and expenses during the reporting period. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income/Loss Per Share

The Company computes income/loss per share in accordance with ASC Topic 260, Earnings per Share, which requires the Company to present basic and diluted income per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations during the years ended December 31, 2025 and 2024, as their inclusion would have been anti-dilutive due to the Company’s net loss during those periods.

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share of common stock for the periods presented, as such shares would have had an anti-dilutive effect:

	As of December 31,
	2025	2024
Stock options (1)	10,218	31,013
Unvested restricted stock	257,989	202,787

(1)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022 (See Note 3).

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

Disaggregation of Revenue

Revenue streams from product sales are summarized below for the periods presented:

	Year Ended December 31,
	2025	2024
Soft tissue repair products	$91,347,493	$76,125,012
Bone fusion products	11,770,489	10,547,413
Total Net Revenue	$103,117,982	$86,672,425

For the years ended December 31, 2025 and 2024, revenue generated from the THP segment was $89,973 and zero, respectively. The revenue from the THP segment is related to contracts acquired in the CarePICS Acquisition (defined in Note 4 below) and is included in net loss from discontinued operations in the Consolidated Statements of Operations (see Note 3).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s accounts receivable balance, net was $11,998,075, $12,408,819, and $8,474,965 as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded credit loss expense of $509,233 and $624,448 for the years ended December 31, 2025 and 2024, respectively. The allowance for credit losses was $1,372,000 at December 31, 2025 and $1,173,441 at December 31, 2024. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled zero at December 31, 2025 and $4,897 at December 31, 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $582,046 and $521,757 during the years ended December 31, 2025 and 2024, respectively. The allowance for obsolete and slow-moving inventory had a balance of $623,835 at December 31, 2025 and $534,549 at December 31, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	December 31, 2025	December 31, 2024
Computers	3-5 years	$251,180	$295,963
Office equipment	3-7 years	270,621	216,491
Furniture and fixtures	5-10 years	377,011	346,508
Leasehold improvements	2-5 years	231,022	181,968

Property and equipment, gross		1,129,834	1,040,930
Less accumulated depreciation		(672,872)	(608,613)

Property and equipment, net		$456,962	$432,317

Depreciation expense related to property and equipment was $175,571 and $190,932 during the years ended December 31, 2025 and 2024, respectively. Depreciation expense related to the THP assets included in discontinued operations was $840,555 for the year ended December 31, 2024. The Company recorded an asset impairment charge of $8,144,993 during the year ended December 31, 2025 related to THP developed technology and internal use software which is included in net loss from discontinued operations in the Consolidated Statements of Operations.

Internal Use Software

The Company had been developing internal use software in conjunction with the development of the now discontinued THP platform. The development phase of this internal use software started at the beginning of January 2025, and it was in the development phase until the disposal of the THP segment in mid-September 2025. The Company accounted for costs incurred to develop or acquire computer software for internal use in accordance with ASC Topic 350-40, Intangibles – Goodwill and Other (“ASC 350-40”). The Company capitalized costs incurred during the application development stage, which generally included employee compensation and benefits costs as well as third-party developer fees to design the software configuration and interfaces, coding, installation and testing. Therefore, under ASC 350-40, the project included capitalizable costs of employees and external vendors who were developing the application. Capitalized development costs were classified as “Property and equipment, net” in the Consolidated Balance Sheets prior to the disposal of the THP segment. The project included approximately $4,372,847 in capitalized costs which were fully impaired in mid-September 2025.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of December 31, 2025 and December 31, 2024, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC (“Scendia”). Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the years ended December 31, 2025 or 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. Asset impairment charges of $28,313,527 and $506,836 were recorded during the years ended December 31, 2025 and 2024, respectively. The impairment charge for the year ended December 31, 2024 was included in depreciation and amortization in the Consolidated Statements of Operations. The impairment charge for the year ended December 31, 2025 includes a $26,472,407 write-off of property, equipment, and intangible assets associated with the THP segment, which was classified as discontinued operations as of September 30, 2025 (see Note 3) and a $1,841,120 write-off of other intangible assets associated with the Sanara Surgical segment that were reviewed and were determined to have no alternative future use. In connection with the change in Chief Executive Officer, management conducted a review of all intangible assets as of December 31, 2025, which resulted in impairment charges for assets determined to be non-strategic and not expected to generate future cash flows.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 7, as of December 31, 2025, the Company had three investments that were recorded applying the equity method of accounting. The Company had two investments recorded applying the equity method of accounting as of December 31, 2024. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the years ended December 31, 2025 and 2024.

Fair Value Measurement

As defined in ASC Topic 820, Fair Value Measurement (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies to both the initial and subsequent measurement.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. The fair value of acquisition-related accrued expenses is categorized as Level 2 of the fair value hierarchy. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The fair value of the contingent earnout considerations and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 4, 6 and 10 are based on Level 3 inputs. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could result in significant adjustments to fair value.

The liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Liabilities for contingent consideration are comprised of (i) the Precision Healing merger in April 2022, (ii) the acquisition of Scendia in July 2022, (iii) the acquisition of assets from the Applied Asset Purchase (defined below) in August 2023, and (iv) the CarePICS Acquisition in April 2025.

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

Due to the CarePICS Acquisition being accounted for as an asset acquisition and given that the transaction included contingent shares, subsequent revaluations of cash settlements related to contingent consideration were recognized as adjustments to the developed technology and the earnout liability, with cumulative catch-up depreciation adjustments. The CarePICS Acquisition contingent liability, which at the date of acquisition was deemed to have a fair value of $1,355,603, was subsequently determined to have a value of zero as of September 30, 2025 due to the discontinuation of the THP segment and related assets. Management concluded that the targets necessary to trigger a payment would not be met and therefore a payment is not expected.

The current year revaluation of earnout liabilities below is a result of a decrease in the estimated value of the earnout liability established at the time of the Applied Asset Purchase and the full write-down of the estimated liability established at the time of the CarePICS Acquisition. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations.

Amount
Balance at December 31, 2024	$748,001
Additions	1,355,603
Revaluation of earnout liabilities	(1,868,603)
Balance at December 31, 2025	$235,001

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s borrowings under the CRG Term Loan (defined below) was $59.0 million as of December 31, 2025, compared to the carrying amount, net of debt issuance costs, of $46.0 million. The estimated fair value of the Company’s CRG Term Loan approximated its carrying value as of December 31, 2024. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input. Given the disposal of the THP segment, the Company’s credit rating is now determined by only continuing operations; as such, the Company’s credit rating improved, resulting in an increase in the fair value of the CRG Term Loan.

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

Research and Development Costs

Research and development (“R&D”) expenses consist of personnel-related expenses, including salaries, share-based compensation and benefits for all personnel directly engaged in R&D activities, contract services, materials, prototype expenses and allocated overhead, which is comprised of compensation and benefits, lease expense and other facilities-related costs. R&D expenses include costs related to enhancements to the Company’s currently available products and additional investments in the product development pipeline. The Company expenses R&D costs as incurred.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the new guidance effective for its annual report for the fiscal year ended December 31, 2024, and for interim filings beginning with the interim period ended March 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 15 for segment reporting disclosures. As a result of the disposal of THP as detailed in Note 3 below, the Company determined that continuing operations comprise a single reportable segment.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands the disclosure required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new guidance effective December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 13 for income tax disclosures.

Recently Issued Accounting Pronouncements

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

NOTE 3 – DISCONTINUED OPERATIONS

During the third quarter of 2025, following authorization from the Board of Directors, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to dispose of THP and terminate a majority of the workforce related to THP operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures are expected to continue in 2026.

Discontinued operations comprise activities that were disposed of, discontinued, or held for sale at the end of the period, representing a strategic business shift having a major effect on the Company’s operations and financial results according to ASC 205, “Presentation of Financial Statements.” In accordance with GAAP, the statements of operations from THP are reported in net loss from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, and the related assets and liabilities are classified as discontinued operations as of December 31, 2025 and December 31, 2024 in the accompanying Consolidated Balance Sheets. Assets remaining in continuing operations consist of the Company’s cost method investment in Direct Dermatology, Inc. and computers.

At September 30, 2025, the Company recognized $26,472,407 of asset impairment charges in connection with the disposal of the THP segment, which included $18,327,414 of intangible assets net of accumulated amortization, $3,772,146 of developed technology and $4,372,847 of internal use software. These assets were disposed of and written down to a zero basis as attempts to sell or find investors in the assets failed and there is no salvage value for the individual assets if sold separately. The intangible assets were written down to zero and were primarily related to the Pixalere and Precision Healing transactions described below.

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

Precision Healing

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised. There are 10,218 share options remaining to be exercised as of December 31, 2025.

Following the decision to discontinue the THP segment in mid-September 2025, management determined that the Precision Healing and Pixalere intangible assets no longer held value outside of the THP segment. Consequently, the carrying value of the intangible assets were fully impaired and written down to zero as of September 30, 2025.

The following table provides the components of assets and liabilities related to discontinued operations that were included in the Company’s Consolidated Balance Sheets for the periods presented:

	As of December 31,
	2025	2024
Assets
Current assets
Accounts receivable, net	$16,200	$-
Prepaids	51,663	101,334
Current assets related to discontinued operations	67,863	101,334

Long-term assets
Intangible assets, net	-	17,525,681
Investment in equity securities	-	2,084,278
Long-term assets related to discontinued operations	-	19,609,959

Total assets	$67,863	$19,711,293

Liabilities
Current liabilities
Accrued bonuses and commissions (1)	$1,125,371	$694,190
Accrued royalties and expenses	108,107	356,630
Current liabilities related to discontinued operations	1,233,478	1,050,820

Total liabilities	$1,233,478	$1,050,820

(1)	Accrued bonuses and commissions is comprised of severance for terminated THP employees.

The assets and liabilities included in discontinued operations represent balances that are expected to be collected and expenses to be paid as part of the winding down of the THP segment.

The following table provides the operating results of discontinued operations that were included in the Company’s Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2025	2024
Net revenue	$89,973	$-

Operating expenses
Selling, general, and administrative expenses	8,881,733	4,886,221
Research and development	775,406	2,874,699
Depreciation and amortization	1,284,092	2,137,395
Change in fair value of earnout liabilities	-	(1,924,000)
Asset impairment charges	26,472,407	-
Total operating expenses	37,413,638	7,974,315

Operating loss	(37,323,665)	(7,974,315)

Other income (expense)
Other income	150,000	-
Loss on disposal of property and equipment	(1,258)	-
Total other income (expense)	148,742	-

Net loss from discontinued operations	$(37,174,923)	$(7,974,315)

The following table provides operating, investing and financing cash flow information for discontinued operations for the periods presented:

	Year Ended December 31,
	2025	2024
Operating Activities:
Depreciation and amortization	$1,284,092	$2,137,395
Asset impairment charges	26,472,407	-
Loss on disposal of property and equipment	1,258	-
Share-based compensation	208,657	138,245
Change in fair value of earnout liabilities	-	(1,924,000)
Accounts receivable, net	(16,200)	-
Prepaid and other assets	49,671	(101,424)
Accounts payable	-	(55)
Accrued royalties and expenses	(248,523)	296,130
Accrued bonuses and commissions	431,181	694,190
Investing Activities:
Purchases of property and equipment	$(4,372,847)	$-
CarePICS Acquisition	(2,122,146)	-
Financing Activities:
Payoff of debt assumed in CarePICS Acquisition	$(1,650,000)	$-
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$2,084,278	$-
Earnout liability generated by CarePICS Acquisition	1,355,603	-

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

As of the CarePICS Closing Date, CarePICS was reported within the THP segment. Following the decision to discontinue the THP segment in mid-September 2025, management determined that the technology developed by CarePICS held no value outside of the THP segment. Consequently, the carrying value of the CarePICS technology was fully impaired and written down to zero as of September 30, 2025. Additionally, the earnout liability related to the CarePICS acquisition was assessed and determined to be unattainable, resulting in the reduction of the contingent consideration liability to zero with a corresponding adjustment to the acquired asset as of September 30, 2025.

NOTE 5 – CONVERTIBLE LOAN RECEIVABLE

In connection with an equity investment in Biomimetic Innovations Limited (“BMI”), an unaffiliated entity engaged in the development of certain surgical technologies, the Company entered into a convertible loan agreement in July 2024 pursuant to which the Company loaned $1,079,391 to BMI. The loan was initially set to be repaid on October 1, 2024. However, the Company extended the repayment date to January 15, 2025. On October 1, 2024, the Company began accruing interest at 8% per annum. Pursuant to the convertible loan agreement, the Company had the option to convert the outstanding balance of the loan into noncontrolling equity interests of BMI upon satisfactory completion of certain due diligence activities. On January 16, 2025, the loan was converted into equity of BMI (see Note 7 for additional information). As of December 31, 2025, the loan balance was zero, and as of December 31, 2024, the loan balance was $1,101,478, including accrued interest, and was recorded under the caption “Convertible loan receivable” in the Company’s Consolidated Balance Sheets.

NOTE 6 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2023	$3,601,781
Acquisitions	-
Balance as of December 31, 2024	3,601,781
Acquisitions	-
Balance as of December 31, 2025	$3,601,781

In connection with the change in reportable operating segments in the second quarter of 2024, the Company reassessed goodwill as the segments are presented in this report. The Company’s assessment determined that these changes, or any other matters noted, including the decision to discontinue the THP segment in mid-September 2025, did not alter the Company’s conclusion that goodwill was not impaired as of December 31, 2025.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$16,297,802	$(2,663,001)	$13,634,801	$17,683,771	$(1,859,840)	$15,823,931
Customer relationships and other	7,260,008	(3,676,205)	3,583,803	7,260,008	(2,641,456)	4,618,552
Licenses	2,750,000	(1,327,931)	1,422,069	4,700,000	(1,661,388)	3,038,612
Total	$26,307,810	$(7,667,137)	$18,640,673	$29,643,779	$(6,162,684)	$23,481,095

As of December 31, 2025, the weighted-average amortization period for finite-lived intangible assets was 12.5 years. Amortization expense related to intangible assets was $2,486,302 and $2,594,897 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, and in connection with our review of intangible assets, the Company recorded an asset impairment charge of $1,841,120 to write-down certain IP assets that have not generated cash flows since acquisition and were no longer expected to be used in the Company’s strategic plans. Intangible assets, net of accumulated amortization, related to discontinued operations totaled $17,525,681 for December 31, 2024. Amortization expense related to intangible assets included in discontinued operations was $1,284,092 and $1,296,840 for the years ended December 31, 2025 and 2024, respectively. Intangible asset impairment charges related to THP discontinued operations were $18,327,414 and $506,836 for the years ended December 31, 2025 and 2024, respectively. The asset impairment charge recorded in 2024 was included in depreciation and amortization in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of December 31, 2025 for finite-lived intangible assets is as follows:

2026	$2,342,404
2027	2,336,102
2028	2,336,102
2029	1,825,030
2030	1,313,959
Thereafter	8,487,076
Total	$18,640,673

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

BMI

On January 16, 2025, the Company entered into a share subscription and shareholders’ agreement (the “Subscription Agreement”), pursuant to which the Company made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and the previously disclosed convertible loan to BMI of $1.1 million (€1.0 million) (see Note 5), were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. The Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025.

The Company reviewed the characteristics of the Company’s investment in BMI in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”) and determined that the Company made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. The Company’s share of the earnings or losses of BMI is recorded in the Company’s Consolidated Statements of Operations.

In connection with the Subscription Agreement, the Company entered into a license and distribution agreement with BMI (the “BMI License Agreement”) pursuant to which the Company acquired the exclusive U.S. marketing, sales and distribution rights to certain BMI products, for use in the treatment of an injury caused by a traumatic incident. Pursuant to the BMI License Agreement, the Company was appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell certain BMI products for trauma indications inside the United States and its territories. See Note 10 for more information regarding the BMI License Agreement.

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to 6.59% as of December 31, 2025. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis. CMp applied for a Medicare reimbursement code for its Chemo Mouthpiece oral cryotherapy device and the application was not approved. CMp has the option to re-apply for the reimbursement code in the future. The Company is evaluating the impact of not receiving approval for Medicare reimbursement and will continue to review this investment quarterly for indicators of impairment.

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of Direct Dermatology Inc. (“DirectDerm”), representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of December 31, 2025. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments — Equity Securities, this investment was reported at cost as of December 31, 2025. DirectDerm was previously part of THP. In connection with the discontinuation of THP’s operations and the Company’s strategic shift to focus exclusively on products for use in the surgical market, management concluded that DirectDerm continues to be a viable asset for the Company. DirectDerm was excluded from the discontinued THP assets and allocated to the surgical segment.

The following table summarizes the Company’s investments for the periods presented:

	December 31, 2025		December 31, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
Biomimetic Innovations Limited	$8,741,389	12.50%	$-	-%
ChemoMouthpiece, LLC	4,841,695	6.59%	5,172,242	6.59%
SI Healthcare Technologies, LLC	43,774	50.00%	40,703	50.00%
Total Equity Method Investments	$13,626,858		$5,212,945

Cost Method Investments
Direct Dermatology Inc.	$1,000,000		$1,000,000
Total Cost Method Investments	$1,000,000		$1,000,000

Total Investments	$14,626,858		$6,212,945

The following table summarizes the Company’s share of income (loss) from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2025	2024
Equity Method Investments
Biomimetic Innovations Limited	$(624,990)	$-
ChemoMouthpiece, LLC	(330,547)	(105,710)
SI Healthcare Technologies, LLC	3,071	15,703
Total	$(952,466)	$(90,007)

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

As of December 31, 2025, the Company had two material operating leases for office space. The leases had remaining lease terms of 63 and 32 months as of December 31, 2025, respectively. For practical expediency, the Company has elected not to recognize ROU assets and lease liabilities related to short-term leases and to not separate lease and nonlease components.

The present value of the Company’s operating lease liabilities is presented below:

Maturity of Operating Lease Liabilities

December 31, 2025
2026	$619,996
2027	631,286
2028	596,412
2029	514,160
2030	521,805
Thereafter	131,885

Total lease payments	3,015,544
Less imputed interest	(793,612)
Present Value of Lease Liabilities	$2,221,932

Operating lease liabilities – current	$353,229
Operating lease liabilities – long-term	1,868,703
$2,221,932

Right of use assets – operating leases	$2,075,634

The Company recorded lease expense of $549,000 and $555,192 for the years ended December 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $548,367 and $505,017 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.9 years and a weighted average discount rate of 13.3%.

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

On September 4, 2024, the Company borrowed an additional $15.5 million under the CRG Term Loan Agreement (the “Second Borrowing”). The Company used $5.0 million of the proceeds of the Second Borrowing for its investment in CMp, and for working capital and general corporate purposes.

On March 19, 2025, the Company and the Guarantors entered into the First Amendment to the CRG Term Loan Agreement with the Agent and the lenders party thereto from time to time, which amended the CRG Term Loan Agreement to, among other things, (i) entitle the Company to two additional borrowings following the Second Borrowing, which borrowings were required to occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million. The total available borrowing amount under the CRG Term Loan and the related interest rate and fees were not modified. Any additional borrowings under the CRG Term Loan were subject to the satisfaction of certain conditions, including the Agent having received certain fees.

On March 31, 2025, the Company borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”). The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029 (the “Maturity Date”), unless earlier prepaid. Pursuant to the CRG Term Loan Agreement, prior to December 31, 2025 and subject to the satisfaction of certain conditions, the Company had the right to draw down a fourth borrowing of up to $12.25 million. The Company used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities, such as the CarePICS Acquisition in April 2025, and for working capital and general corporate purposes. After the Third Borrowing, the Company did not take any additional draws under the CRG Term Loan prior to the final draw date of December 31, 2025.

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

For the year ended December 31, 2025, the Company paid $3,351,791 of interest in cash and recorded $2,199,613 of interest paid-in-kind related to the CRG Term Loan. For the year ended December 31, 2024, the Company paid $1,278,424 of interest in cash and recorded $838,965 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest was applied to the principal balance of the CRG Term Loan. The Company recorded $780,312 and $358,086 for the years ended December 31, 2025 and 2024, respectively, to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain assets sales and in the event of a change of control of the Company. In addition, the Company may make voluntary prepayments of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan that is being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

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

The table below presents the components of the Company’s outstanding debt for the periods presented:

	December 31, 2025	December 31, 2024
CRG Term Loan	$42,750,000	$30,500,000
Paid-in-kind interest	3,038,578	838,965
Back-end fee	1,138,398	358,086
Total Debt	46,926,976	31,697,051

Less: unamortized debt issuance costs	(956,039)	(1,007,761)

Long-term debt	$45,970,937	$30,689,290

The table below presents the aggregate maturities of the Company’s outstanding debt as of December 31, 2025:

Year	Total
2026	$-
2027	-
2028	-
2029	46,926,976
2030	-
Thereafter	-
Total debt	$46,926,976

In connection with the CRG Term Loan, the Company incurred $228,183 and $1,160,740 of debt issuance costs during the years ended December 31, 2025 and 2024, respectively. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Operations over the life of the debt to which they pertain. Debt issuance costs are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $279,905 and $209,499 for the years ended December 31, 2025 and 2024, respectively.

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

Under this agreement, royalty expense, which is recorded in cost of goods sold in the accompanying Consolidated Statements of Operations, was $208,442 and $177,005 for the years ended December 31, 2025 and 2024, respectively. The Company’s Executive Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors, Ann Beal Salamone, is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of December 31, 2025.

Debrider License Agreement

In May 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”). No commercial sales or royalties have been recognized under this agreement as of December 31, 2025. In the quarter ended December 31, 2025, management determined that the debrider is no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025. Unless terminated or extended by the parties, the Debrider License Agreement will expire in October 2034.

In connection with the shift in strategy, the Company is in the process of terminating the Debrider License Agreement with Rochal in order to focus on developing and commercializing the Company’s surgical product portfolio.

Exclusive License and Distribution Agreement With, and Minority Investment in, BMI

BMI License Agreement

On January 16, 2025, the Company entered into the BMI License Agreement, by and between the Company and BMI, a privately-held medical device company headquartered in Shannon, Co. Clare Ireland, pursuant to which the Company acquired the exclusive U.S. marketing, sales and distribution rights to OsStic Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “Products”), for use in the treatment of an injury caused by a traumatic incident.

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

The BMI License Agreement requires that the Company pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, the Company and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires the Company to pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product. No royalties have been paid under this agreement as of December 31, 2025.

Subscription Agreement

In connection with the BMI License Agreement, on January 16, 2025, the Company entered into the Subscription Agreement. See Note 7 for more information regarding the BMI Subscription Agreement.

Applied Asset Purchase

On August 1, 2023, the Company closed the acquisition of assets from The Hymed Group Corporation and Applied Nutritionals LLC (the “Applied Asset Purchase”) for an initial aggregate purchase price of $15.25 million, consisting of $9.75 million in cash and 73,809 shares of the Company’s common stock with an agreed upon value of $3.0 million, and $2.5 million in cash to be paid in four equal installments of $625,000 on each of the next four anniversaries of the closing date. The first and second of four installment payments of $625,000 were made in August 2024 and August 2025, respectively.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts and no royalties paid related to this arrangement as of December 31, 2025.

In connection with the shift in strategy, the Company is in the process of terminating the exclusive license agreement with Tufts and dissolving SCP in order to focus on developing and commercializing the Company’s surgical product portfolio.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the Restated 2014 Omnibus Long Term Incentive Plan (the “2014 LTIP”) in which the Company’s directors, officers, employees and consultants are eligible to participate. The 2014 LTIP terminated as to future awards on September 3, 2024. Previously granted awards under the 2014 LTIP will remain outstanding until they expire by their terms or under the terms of the 2014 LTIP.

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. As of December 31, 2024, a total of 742,405 shares had been issued under the 2014 LTIP, 2,543 shares had been issued under the 2024 LTIP and 1,000,137 shares were available for issuance under the 2024 LTIP. As of December 31, 2025, a total of 5,064 shares were forfeited under the 2014 LTIP, a total of 200,898 shares, net of forfeitures of 7,937, had been issued under the 2024 LTIP and 804,303 were available for issuance under the 2024 LTIP.

Restricted Stock Awards

During the year ended December 31, 2025, the Company issued restricted stock awards under the 2024 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 200,898 shares, net of forfeitures of 7,937, under the 2024 LTIP, of restricted common stock to employees, directors, and certain advisors of the Company during the year ended December 31, 2025. The fair value of these awards was $6,670,648 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $5,154,761 and $4,436,048 was recognized in operating expenses in the accompanying Consolidated Statements of Operations during the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, there was $5,692,879 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock activity is presented below:

	Year Ended December 31, 2025
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	202,787	$34.72
Granted	208,835	34.18
Vested	(140,632)	33.85
Forfeited	(13,001)	35.89
Nonvested at December 31, 2025	257,989	$34.99

Stock Options

A summary of the status of outstanding stock options and changes is presented below:

	Year Ended December 31, 2025
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	31,013	$10.57
Granted or assumed	-	-
Exercised	(20,795)	10.78
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2025	10,218	$10.13	4.9	$135,040

Exercisable at December 31, 2025	10,218	$10.13	4.9	$135,040

NOTE 12 – CUSTOMERS AND SUPPLIERS

The Company had no customers in 2025 or 2024 that accounted for 10% or more of the Company’s annual sales or whose accounts receivable balance exceeded 10% of the respective year-end balances.

The Company’s principal revenue producing products are purchased from one manufacturer. If this supplier became unable to provide finished goods inventory in a timely manner, the Company’s business, operating results, and financial condition could be materially adversely affected.

NOTE 13 – INCOME TAXES

In accordance with ASU 2023-09, the Company has expanded its income tax disclosures to include (i) disaggregation of state and local income taxes paid by jurisdiction, (ii) the amount of income taxes paid disaggregated by jurisdiction, (iii) a tabular reconciliation of the statutory federal income tax rate to the effective tax rate using both percentages and reporting currency amounts, (iv) specific categories of reconciling items and (v) additional information for reconciling items that exceed the quantitative threshold. The Company adopted ASU 2023-09 retrospectively for the year ended December 31, 2025.

Loss from continuing operations before income tax consists of the following for the periods presented:

	Year Ended
	December 31,
	2025	2024
Domestic	$(393,124)	$(1,889,203)
Foreign	-	-
Loss from continuing operations before income tax	$(393,124)	$(1,889,203)

Income tax expense for continuing operations consists of the following for the periods presented:

	Year Ended
	December 31,
	2025	2024
United States Federal Taxes
Current	$-	$-
Deferred	-	-

State Taxes
Current	-	48,380
Deferred	-	-

Total income tax expense	$-	$48,380

Tax Rate Reconciliation

In accordance with ASU 2023-09, the Company has expanded its effective tax rate reconciliation below to present both dollar amounts and percentages, and to provide greater disaggregation of significant reconciling items, including state and local income taxes and nontaxable or nondeductible items.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective tax rate for continuing operations was as follows for the periods presented:

	Year Ended December 31,
	2025		2024
Pre-tax book loss from continuing operations	$(393,124)		$(1,889,203)

Provision at U.S. federal statutory rate	(82,556)	21.00%	(396,733)	21.00%
State and local income taxes, net of federal income tax effect (1)	-	-%	48,380	(2.56)%
Change in valuation allowance	(700,113)	178.09%	794,711	(42.07)%
Nontaxable or nondeductible items:
Fair value adjustments	-	-%	(497,373)	26.33%
Share-based compensation	167,840	(42.69)%	(237,838)	12.59%
Officer compensation limitation	400,732	(101.93)%	74,375	(3.94)%
Meals and entertainment	126,209	(32.10)%	141,593	(7.49)%
NOL carryover adjustments	122,876	(31.26)%	97,806	(5.18)%
Other	(34,988)	8.89%	23,459	(1.24)%
Effective tax rate	$-	-%	$48,380	(2.56)%

(1)	State taxes comprise minimum and franchise taxes across multiple jurisdictions.

The Company’s effective income tax rate for the year ended December 31, 2025 was 0%, compared to 2.56% for the year ended December 31, 2024.

The primary drivers of the change in the effective tax rate in 2025 compared to 2024 were changes in state and local income taxes, changes in the valuation allowance, and changes in nontaxable and nondeductible items, which consisted primarily of officer compensation subject to the limitation under Internal Revenue Code §162(m), meals and entertainment and vesting of restricted stock awards.

All tax years starting with 2021 are open for examination. Since the Company has recorded losses from tax year 2021 onward, such years are considered open until the statute of limitations closes on the year in which losses are utilized. The Company’s 2022 federal tax return was selected for audit and closed in June 2025 with no changes. There are no other federal or state audits open as of December 31, 2025.

Income Taxes Paid

The table below presents the income taxes paid related to continuing operations for the periods presented:

	Year Ended
	December 31,
	2025	2024
Federal	$-	$-
State	25,488	19,273
Total	$25,488	$19,273

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) related to continuing operations in the following jurisdictions:

	Year Ended
	December 31,
	2025	2024
States
Texas	$25,488	$19,273

Deferred Income Taxes

In accordance with ASU 2023-09, the Company provides a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

After applying the provisions of Section 382 of the Internal Revenue Code, the unexpired net operating loss (“NOL”) carryforward at December 31, 2025 was approximately $59.1 million, of which, approximately $26.5 million, generated in 2017 and prior, will expire between 2025 and 2037. Under the Tax Cuts and Jobs Act, the NOL generated from 2018 through 2025, of approximately $32.6 million, will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company may be subject to certain limitations in its annual utilization of NOL carryforwards to off-set future taxable income pursuant to Section 382 of the Internal Revenue Code, which could result in NOLs expiring unused.

The components of the deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$13,385,937	$12,907,965
Research and development costs	2,213,731	3,006,029
Stock compensation expense	509,029	789,373
Accrued expenses	-	7,330
Lease liability	542,404	389,882
Contingent liability	57,367	221,065
Acquisition liability	43,222	112,722
Bad debt and other reserves	331,192	287,900
Inventory reserves	149,521	130,605
Interest expense carryforwards	1,737,593	-
Depreciation and amortization	1,796,856	-
Other temporary differences	806,394	1,049,365
Total deferred tax assets	21,573,246	18,902,236
Deferred tax liabilities
Depreciation and amortization	-	(5,683,259)
Right of use assets	(506,691)	(353,763)
Contingent liability	-	(38,308)
Other temporary differences	(159,455)	(294,608)
Valuation allowance (1)	(20,907,100)	(12,532,298)
Net deferred tax asset	$-	$-

(1)	The change in valuation allowance does not equal the change in valuation allowance related to the effective tax rate because the deferred tax assets and liabilities associated with THP remain with Sanara Surgical for income tax purposes.

The Company has established a valuation allowance of $20.9 million and $12.5 million as of December 31, 2025 and 2024, respectively, against our net deferred tax assets. The Company determines the valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. A 100% valuation allowance has been provided for all deferred tax assets, as the ability of the Company to generate sufficient taxable income in the future is uncertain.

The $8.4 million net increase in the valuation allowance during 2025 was primarily driven by the increase in net operating losses and interest expense carryforwards and the decrease in depreciation and amortization basis for GAAP purposes.

NOTE 14 – RELATED PARTIES

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Each of these products are 510(k) cleared. Ronald T. Nixon, the Company’s Executive Chairman, is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors, Anne Beal Salamone, is also a director and significant shareholder of Rochal.

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

In May 2020, the Company executed a product license agreement with Rochal, whereby the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes. In the quarter ended December 31, 2025, management determined that the debrider is no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025.

See Note 10 for more information on these product license agreements.

Consulting Agreement

Concurrent with the Rochal asset purchase in July 2021, the Company entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide the Company with consulting services with respect to, among other things, writing new patents, conducting patent intelligence, and participating in certain grant and contract reporting. In consideration of the consulting services provided to the Company, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be issued once per month. The consulting agreement had an initial term of three years, unless earlier terminated by the Company, and was subject to renewal. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were $12,480 and $288,594 for the years ended December 31, 2025 and 2024, respectively, and are recorded in selling, general and administrative in the accompanying Consolidated Statements of Operations.

The Company had outstanding related party receivables totaling zero at December 31, 2025 and $40,566 at December 31, 2024. The Company had outstanding related party payables totaling $25,000 at December 31, 2025 and $30,913 at December 31, 2024.

NOTE 15 – SEGMENT REPORTING

On September 2, 2025, the Company announced that Seth Yon, its President and Chief Commercial Officer was appointed to the position of President and Chief Executive Officer, effective September 15, 2025. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”). The CODM reviews operating results and makes decisions about resource allocation. As described in Note 1, the THP segment met the accounting requirements to be classified as discontinued operations at September 30, 2025, and the Company no longer reports the THP segment. Accordingly, the Company has one reportable segment. The determination that the Company operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the Company’s CODM.

Net income (loss) is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. In addition to net income (loss), the CODM also uses Adjusted EBITDA for purposes of assessing financial performance and resource allocation. Adjusted EBITDA is a non-GAAP measure and is defined as net income (loss) excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, noncash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, executive separation costs, legal and diligence expenses related to acquisitions, asset impairment charges and gains/losses on disposal of property and equipment, as each are applicable to the periods presented. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The CODM also reviews budget-to-actual variances for expenses on a monthly basis when making decisions about allocating resources to the segment. The measure of segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segment and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2025	2024
Net revenue	$103,117,982	$86,672,425
Cost of goods sold	7,520,969	8,139,901
General and administrative	16,706,206	15,385,983
Sales and marketing (1)	62,010,793	56,287,659
Research and development	5,072,483	2,828,663
Depreciation and amortization	2,661,873	2,785,829
Change in fair value of earnout liabilities	-	(14,451)
Asset impairment charges	1,841,120	-
Other expense (2)	7,697,662	3,196,424
Net loss from continuing operations	$(393,124)	$(1,937,583)
Adjusted EBITDA	$17,013,836	$9,148,722

(1)	For the years ended December 31, 2025 and 2024, sales and marketing included compensation and benefits, commissions, travel and other sales and marketing expenses.

(2)	For the years ended December 31, 2025 and 2024, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2025	2024
Net loss from continuing operations	$(393,124)	$(1,937,583)
Adjustments:
Interest expense	6,759,800	3,128,395
Depreciation and amortization	2,661,873	2,785,829
Noncash share-based compensation	4,773,982	3,969,008
Change in fair value of earnout liabilities	-	(14,451)
Asset impairment charges	1,841,120	-
Share of losses from equity method investments	952,466	90,007
Gain on disposal of property and equipment	(10,932)	-
Interest income	(3,672)	(21,978)
Executive separation costs (1)	432,323	964,466
Acquisition costs (2)	-	185,029
Adjusted EBITDA	$17,013,836	$9,148,722

(1)	Includes $172,122 and $328,795 of share-based compensation related to executive separation costs for the years ended December 31, 2025 and 2024, respectively.

(2)	Acquisition costs include legal, tax, accounting and other contract services related to prospective acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management believes that our policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business ethics. In management’s opinion, our financial statements present fairly our financial position, results of operations, and cash flows, in all material respects. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, specifically its Certifying Officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were several changes in our internal control over financial reporting that management believes has materially improved our internal controls over financial reporting. These implemented changes included, among others: (i) a comprehensive review of existing controls related to information technology and systems relevant to financial statement preparation; (ii) establishment of a formalized written set of policies and procedures, including testing documentation, to ensure compliance with the COSO 2013 framework and maintaining comprehensive documentation of all control procedures, policies, and testing documentation; (iii) development and implementation of proper accounting and reconciliation procedures; (iv) development and formalization of appropriate information technology policies, including segregation of duties and monitoring procedures; and (v) engagement of third-party consultants with expertise in internal controls and regulatory compliance to provide guidance and assistance in enhancing control frameworks and addressing deficiencies effectively. In addition to the foregoing, from time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 (except for the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. Refer to Index to Consolidated Financial Statements on Page F-1.

(b)	Financial Statement Schedules. No financial statement schedules are provided because the information called for is either not required or is shown in the financial statements or the notes thereto.

(c)	Exhibits. The exhibits listed below are filed as a part of this report or incorporated herein by reference.

Exhibit No.	Description
2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritional, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

2.5#	Unit Purchase Agreement, dated April 1, 2025, by and among Sanara MedTech Inc., Tissue Health Plus, LLC, CarePICS, LLC, the sellers listed on the signature pages thereto and Paul Schubert (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

4.1*	Description of Securities.

10.1.1†	Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan dated February 10, 2020 effective upon shareholder approval on July 9, 2020 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.1.2†	Form of Restricted Stock Award Agreement for Employees under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.1.3†	Form of Restricted Stock Award Agreement for Outside Directors under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.1.4†	Form of Restricted Stock Award Agreement for Employees under the Sanara MedTech Inc. Restated 2014 Omnibus Long Term Incentive Plan (2023) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.2.1†	Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024).

10.2.2†	Form of Restricted Stock Award Agreement under the Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.3†	Employment Agreement, effective September 15, 2025, by and between Sanara MedTech Inc. and Seth D. Yon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.4†	Employment Agreement, effective January 15, 2025, by and between Sanara MedTech Inc. and Elizabeth B. Taylor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2025).

10.5†	Employment Agreement, effective April 15, 2024, by and between Sanara MedTech Inc. and Jacob A. Waldrop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

10.6†	Employment Agreement, effective September 1, 2024, by and between Sanara MedTech Inc. and Ronald T. Nixon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

10.7†	Amended and Restated Employment Agreement, effective January 15, 2025, by and between Sanara MedTech Inc. and Michael D. McNeil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2025).

10.8	Exclusive License Agreement dated July 7, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019).

10.8.1	Amendment No. 1 to Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020).

10.9	Exclusive License Agreement dated October 1, 2019 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.10	Exclusive License Agreement dated May 4, 2020 between Sanara MedTech Inc. and Rochal Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020).

10.11†	Consulting Agreement, dated July 14, 2021, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 19, 2021 by the Company with the SEC).

10.11.1†	First Amendment to Consulting Agreement, dated July 13, 2024, by and between Sanara MedTech Inc. and Ann Beal Salamone (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.12†	Precision Healing Inc. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

10.13	Controlled Equity OfferingSM Sales Agreement, dated February 24, 2023, by and between Sanara MedTech Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023).

10.14	Transaction Advisory Services Agreement, dated March 1, 2023, by and between Sanara MedTech Inc. and The Catalyst Group, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 20, 2023).

10.15+	Professional Services Agreement, dated August 1, 2023, by and between Sanara MedTech Inc. and Dr. George D. Petito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.16+	Term Loan Agreement, dated April 17, 2024, by and among Sanara MedTech Inc., as borrower, the Subsidiary Guarantors party thereto, the lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.16.1	First Amendment to Term Loan Agreement, dated March 19, 2025, by and among Sanara MedTech Inc., as borrower, the Subsidiary Guarantors party thereto, the lenders party thereto and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 25, 2025).

10.17+	Form of Security Agreement, dated April 17, 2024, by and among Sanara MedTech Inc., the Subsidiary Guarantors party thereto and CRG Servicing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2024).

10.18+	Share Subscription and Shareholders’ Agreement, dated January 16, 2025, by and among the Company, The Russell Revocable Living Trust, Biomimetic Innovation Limited and the existing shareholders of Biomimetic Innovation Limited (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 25, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2025).

21.1*	List of Subsidiaries

23.1*	Consent of Weaver and Tidwell, L.L.P.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Sanara MedTech Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2024).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sanara MedTech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†	Identifies a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

March 24, 2026	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth D. Yon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2026
Seth D. Yon

/s/ Elizabeth B. Taylor	Chief Financial Officer (Principal Financial Officer)	March 24, 2026
Elizabeth B. Taylor

/s/ Ashley M. Mackey	Controller (Principal Accounting Officer)	March 24, 2026
Ashley M. Mackey

/s/ Ronald T. Nixon	Chairman	March 24, 2026
Ronald T. Nixon

/s/ Robert DeSutter	Director	March 24, 2026
Robert DeSutter

/s/ Roszell Mack III	Director	March 24, 2026
Roszell Mack III

/s/ Eric D. Major	Director	March 24, 2026
Eric D. Major

/s/ Sara Ortwein	Director	March 24, 2026
Sara Ortwein

/s/ Ann Beal Salamone	Director	March 24, 2026
Ann Beal Salamone

/s/ Keith G. Myers	Director	March 24, 2026
Keith G. Myers

/s/ Eric D. Tanzberger	Director	March 24, 2026
Eric D. Tanzberger

