Form 10-Q
period 2026-03-31
Sanara MedTech Inc.
filed 2026-05-12
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, 9,163,969 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended March 31, 2026

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$13,594,459	$16,578,857
Accounts receivable, net	13,617,407	11,998,075
Inventory, net	3,120,795	3,948,748
Prepaid and other assets	816,788	948,620
Current assets related to discontinued operations (Note 3)	48,533	67,863
Total current assets	31,197,982	33,542,163

Long-term assets
Intangible assets, net	17,860,273	18,640,673
Goodwill	3,601,781	3,601,781
Investment in equity securities	14,164,351	14,626,858
Right of use assets – operating leases	1,993,850	2,075,634
Property and equipment, net	458,880	456,962
Total long-term assets	38,079,135	39,401,908

Total assets	$69,277,117	$72,944,071

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$905,396	$2,338,761
Accounts payable – related parties	15,847	-
Accrued bonuses and commissions	9,082,596	11,781,435
Accrued royalties and expenses	2,615,798	2,684,626
Earnout liabilities – current	-	235,001
Operating lease liabilities – current	367,945	353,229
Current liabilities related to discontinued operations (Note 3)	713,260	1,233,478
Total current liabilities	13,700,842	18,626,530

Long-term liabilities
Long-term debt	46,226,422	45,970,937
Operating lease liabilities – long-term	1,770,756	1,868,703
Other long-term liabilities	559,602	548,125
Total long-term liabilities	48,556,780	48,387,765

Total liabilities	62,257,622	67,014,295

Commitments and contingencies (Note 9)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 9,165,148 issued and outstanding as of March 31, 2026 and 8,946,913 issued and outstanding as of December 31, 2025	9,166	8,948
Additional paid-in capital	81,522,244	81,232,536
Accumulated deficit	(74,502,895)	(75,303,042)
Total Sanara MedTech shareholders’ equity	7,028,515	5,938,442
Equity attributable to noncontrolling interest	(9,020)	(8,666)
Total shareholders’ equity	7,019,495	5,929,776
Total liabilities and shareholders’ equity	$69,277,117	$72,944,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net Revenue	$27,798,534	$23,434,096

Cost of goods sold	1,923,589	1,834,967

Gross profit	25,874,945	21,599,129

Operating expenses
Selling, general and administrative	21,881,520	19,129,208
Research and development	759,592	950,359
Depreciation and amortization	587,252	694,032
Total operating expenses	23,228,364	20,773,599

Operating income	2,646,581	825,530

Other income (expense)
Interest expense	(1,799,345)	(1,317,092)
Share of losses from equity method investments	(462,507)	(143,608)
Interest income	12,958	3,672
Gain on disposal of property and equipment	-	10,932
Total other income (expense)	(2,248,894)	(1,446,096)

Net income (loss) from continuing operations	397,687	(620,566)

Net income (loss) from discontinued operations (Note 3)	60,916	(2,906,817)

Net income (loss)	458,603	(3,527,383)

Less: Net loss attributable to noncontrolling interest from continuing operations	(354)	(206)

Net income (loss) attributable to Sanara MedTech shareholders	$458,957	$(3,527,177)

Net income (loss) per share, basic:
Continuing operations	$0.04	$(0.07)
Discontinued operations	0.01	(0.34)
Net income (loss) per share of common stock, basic	$0.05	$(0.41)

Net income (loss) per share, diluted:
Continuing operations	$0.04	$(0.07)
Discontinued operations	0.01	(0.34)
Net income (loss) per share of common stock, diluted	$0.05	$(0.41)

Weighted average number of common shares outstanding, basic	8,706,678	8,570,104

Weighted average number of common shares outstanding, diluted	8,985,866	8,570,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962
Share-based compensation	149,857	150	1,304,754	-	-	1,304,904
Change in noncontrolling interest	-	-	(510,292)	-	488,386	(21,906)
Net loss	-	-	-	(3,527,177)	(206)	(3,527,383)
Balance at March 31, 2025	8,903,630	$8,904	$77,973,673	$(41,311,569)	$(3,431)	$36,667,577

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2025	8,946,913	$8,948	$81,232,536	$(75,303,042)	$(8,666)	$5,929,776
Share-based compensation	238,400	238	1,028,097	-	-	1,028,335
Net settlement and retirement of equity-based awards	(20,165)	(20)	(738,389)	341,190	-	(397,219)
Net income (loss)	-	-	-	458,957	(354)	458,603
Balance at March 31, 2026	9,165,148	$9,166	$81,522,244	$(74,502,895)	$(9,020)	$7,019,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$458,603	$(3,527,383)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	587,252	1,124,410
Gain on disposal of property and equipment	-	(9,674)
Credit loss expense	75,000	179,034
Inventory obsolescence	62,800	199,278
Share-based compensation	1,028,335	1,304,904
Noncash lease expense	81,784	274,055
Share of losses from equity method investments	462,507	143,608
Back-end fee	181,944	176,079
Paid-in-kind interest	-	411,324
Accretion of finance liabilities	27,113	43,630
Amortization and write-off of debt issuance costs	73,541	59,280
Changes in operating assets and liabilities:
Accounts receivable, net	(1,709,332)	368,284
Accounts receivable – related parties	-	(2,254)
Inventory, net	765,153	(605,628)
Prepaid and other assets	166,162	32,759
Accounts payable	(1,433,365)	595,836
Accounts payable – related parties	15,847	10,892
Accrued royalties and expenses	(105,442)	67,224
Accrued bonuses and commissions	(3,120,078)	(2,566,461)
Operating lease liabilities	(83,231)	(278,081)
Net cash used in operating activities	(2,465,407)	(1,998,884)
Cash flows from investing activities:
Purchases of property and equipment	(43,772)	(1,722,649)
Proceeds from disposal of property and equipment	-	60,000
Investment in equity securities	-	(3,517,206)
Net cash used in investing activities	(43,772)	(5,179,855)
Cash flows from financing activities:
Loan proceeds, net of debt issuance costs of zero in 2026 and $183,750 in 2025	-	12,066,250
Net settlement of equity-based awards	(397,219)	-
Cash payment of finance and earnout liabilities	(78,000)	(78,000)
Net cash provided by (used in) financing activities	(475,219)	11,988,250
Net increase (decrease) in cash	(2,984,398)	4,809,511
Cash, beginning of period	16,578,857	15,878,295
Cash, end of period	$13,594,459	$20,687,806

Cash paid during the period for:
Interest	$1,516,747	$626,779
Taxes	143	52,984
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$-	$2,084,278
Conversion of note receivable into equity method investment	-	1,101,478

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

Since the second quarter of 2024, the Company had managed its business on the basis of two operating and reportable segments: Sanara Surgical and Tissue Health Plus (“THP”). As a result of the discontinuation of THP as detailed in Note 2 under the heading “Discontinued Operations” and in Note 3 below, the Company determined that continuing operations is comprised of a single reportable segment. This determination was made in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

The Company primarily markets and sells soft tissue repair and bone fusion products for use in the operating room or other sterile environments. The Company’s soft tissue repair products include, among other products, the lead product, CellerateRX Surgical Powder, a hydrolyzed collagen that aids in the management of surgical wounds, BIASURGE Advanced Surgical Solution, a sterile no-rinse, advanced surgical solution used for wound irrigation and TEXAGEN Amniotic Membrane Allograft, a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured for securement if needed. The Company’s bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix, an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, ACTIGEN Verified Inductive Bone Matrix, a naturally derived, differentiated allograft matrix with robust handling properties, and ALLOCYTE Plus Advanced Viable Bone Matrix, a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2025 and 2024, which are included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Discontinued Operations

During the third quarter of 2025, following authorization from the Board of Directors of the Company, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. Despite such efforts, by mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to discontinue THP’s operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures were incurred through March 31, 2026 and are expected to continue being incurred through the second and third quarters of 2026.

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

Income/Loss Per Share

The Company computes income/loss per share in accordance with ASC Topic 260, Earnings per Share, which requires the Company to present basic and diluted income/loss per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations of income/loss per share during the three months ended March 31, 2025, as their inclusion would have been anti-dilutive due to the Company’s net loss during that period.

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations	$397,687	$(620,566)
Net income (loss) from discontinued operations	60,916	(2,906,817)
Less: Net loss attributable to noncontrolling interests from continuing operations	(354)	(206)
Net income (loss) attributable to Sanara MedTech shareholders	$458,957	$(3,527,177)

Denominator:
Weighted average shares, basic	8,706,678	8,570,104
Dilutive effect of stock options	10,218	-
Dilutive effect of unvested shares	268,970	-
Weighted average shares, diluted	8,985,866	8,570,104

Net income (loss) per share, basic:
Continuing operations	$0.04	$(0.07)
Discontinued operations	0.01	(0.34)
Net income (loss) per share of common stock, basic	$0.05	$(0.41)

Net income (loss) per share, diluted:
Continuing operations	$0.04	$(0.07)
Discontinued operations	0.01	(0.34)
Net income (loss) per share of common stock, diluted	$0.05	$(0.41)

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share of common stock for the periods presented, as such shares would have had an anti-dilutive effect:

March 31,
2025
Stock options (1)	31,013
Unvested restricted stock	290,493

(1)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022 (See Note 3).

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

Details of this five-step process are as follows:

Identification of the contract with a customer

Customer purchase orders are generally considered to be contracts under ASC 606. Purchase orders typically identify the specific terms of products to be delivered, create the enforceable rights and obligations of both parties and result in commercial substance. No other forms of contract revenue recognition, such as the completed contract or percentage of completion methods, were utilized by the Company in either 2026 or 2025.

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

Disaggregation of Revenue

Revenue streams from product sales are summarized below for the periods presented:

	Three Months Ended March 31,
	2026	2025
Soft tissue repair products	$24,942,945	$20,532,440
Bone fusion products	2,855,589	2,901,656
Total Net Revenue	$27,798,534	$23,434,096

For the three months ended March 31, 2026 and 2025, revenue generated from the THP segment was $16,358 and zero, respectively. The revenue from the THP segment is related to contracts acquired in the CarePICS Acquisition (defined in Note 4 below) and is included in net income (loss) from discontinued operations in the Consolidated Statements of Operations (see Note 3).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s accounts receivable balance, net was $13,617,407, $11,998,075, and $12,408,819 as of March 31, 2026, December 31, 2025, and December 31, 2024, respectively. The Company recorded credit loss expense of $75,000 and $179,034 for the three months ended March 31, 2026 and 2025, respectively. The allowance for credit losses was $1,447,000 at March 31, 2026 and $1,372,000 at December 31, 2025. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $6,690 at March 31, 2026 and zero at December 31, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $62,800 and $199,278 during the three months ended March 31, 2026 and 2025, respectively. The allowance for obsolete and slow-moving inventory had a balance of $508,313 at March 31, 2026 and $623,835 at December 31, 2025.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	March 31, 2026	December 31, 2025
Furniture and fixtures	5-10 years	$377,011	$377,011
Office equipment	3-7 years	285,208	270,621
Leasehold improvements	2-5 years	259,958	231,022
Computers	3-5 years	251,180	251,180
Property and equipment, gross		1,173,357	1,129,834
Less accumulated depreciation		(714,477)	(672,872)

Property and equipment, net		$458,880	$456,962

Depreciation expense related to property and equipment was $41,853 and $46,258 during the three months ended March 31, 2026 and 2025, respectively.

Internal Use Software

The Company had been developing internal use software in conjunction with the development of the now discontinued THP platform. The development phase of this internal use software started at the beginning of January 2025, and it was in the development phase until the discontinuation of THP in mid-September 2025. The Company accounted for costs incurred to develop or acquire computer software for internal use in accordance with ASC Topic 350-40, Intangibles – Goodwill and Other (“ASC 350-40”). The Company capitalized costs incurred during the application development stage, which generally included employee compensation and benefits costs as well as third-party developer fees to design the software configuration and interfaces, coding, installation and testing. Therefore, under ASC 350-40, the project included capitalizable costs of employees and external vendors who were developing the application. Capitalized development costs were classified as “Property and equipment, net” in the Consolidated Balance Sheets prior to the discontinuation of THP. The project included approximately $4,372,847 in capitalized costs which were fully impaired in mid-September 2025.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of March 31, 2026 and December 31, 2025, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the three months ended March 31, 2026 or 2025.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the three months ended March 31, 2026 or 2025.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 6, as of March 31, 2026 and December 31, 2025, the Company had three investments that were recorded applying the equity method of accounting. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the three months ended March 31, 2026 and 2025.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, other than acquisition-related expenses, approximate fair value because of the short-term nature of these instruments. Acquisition-related accrued expenses were recorded based on Level 2 inputs. The value of these instruments has been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate. The fair value of the contingent earnout considerations and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 4, 5 and 9 are based on Level 3 inputs. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could result in significant adjustments to fair value.

The liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Liabilities for contingent consideration are comprised of (i) the acquisition of assets from the Applied Asset Purchase (defined in Note 9 below) in August 2023 and (ii) the CarePICS Acquisition in April 2025.

Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that this transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase have resulted in adjustments to the contingent consideration liability and the intellectual property intangible asset, with cumulative catch-up amortization adjustments. Following the closing of the Applied Asset Purchase, the Company worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, the Company did not receive 510(k) clearance, a U.S. patent was not issued and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement (defined in Note 9 below). After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of the Company’s refocus in strategy to prioritize expanding existing product platforms, in March 2026, the Company determined not to renew the Petito Services Agreement. On April 20, 2026, the Company delivered written notice to Dr. George D. Petito that the Petito Services Agreement will not be renewed beyond its initial term and will terminate effective August 1, 2026 pursuant to its terms. Since the contingent consideration liability relating to the Applied Asset Purchase is associated with the Petito Services Agreement, the Company determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero as of March 31, 2026.

Due to the CarePICS Acquisition being accounted for as an asset acquisition and given that the transaction included contingent shares, subsequent revaluations of cash settlements related to contingent consideration were recognized as adjustments to the developed technology and the earnout liability, with cumulative catch-up depreciation adjustments. The CarePICS Acquisition contingent liability, which at the date of acquisition was deemed to have a fair value of $1,355,603, was subsequently determined to have a value of zero as of September 30, 2025 due to the discontinuation of THP and related assets. Management concluded that the targets necessary to trigger a payment would not be met and therefore a payment is not expected.

The current year revaluation of earnout liabilities below is a result of the full write-down of the estimated liability established at the time of the Applied Asset Purchase. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations:

Amount
Balance at December 31, 2025	$235,001
Revaluation of earnout liabilities	(235,001)
Balance at March 31, 2026	$-

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s borrowings under the CRG Term Loan (defined below) was $58.4 million as of March 31, 2026, compared to the carrying amount, net of debt issuance costs, of $46.2 million. The estimated fair value of the CRG Term Loan was $59.0 million as of December 31, 2025, compared to the carrying amount, net of debt issuance costs, of $46.0 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input. Given the discontinuation of THP, the Company’s credit rating is now determined by only continuing operations; as such, the Company’s credit rating improved, resulting in an increase in the fair value of the CRG Term Loan.

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

Share-based Compensation

The Company accounts for share-based compensation to employees and nonemployees in accordance with ASC Topic 718, Compensation – Stock Compensation. Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the stipulated vesting period, if any. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the Company’s common stock for grants of common stock, including restricted stock awards.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires new disclosures providing further detail of a company’s income statement expense line items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

NOTE 3 – DISCONTINUED OPERATIONS

During the third quarter of 2025, following authorization from the Board of Directors, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to dispose of THP and terminate a majority of the workforce related to THP operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures were incurred through March 31, 2026 and are expected to continue being incurred through the second and third quarters of 2026.

Discontinued operations comprise activities that were disposed of, discontinued, or held for sale at the end of the period, representing a strategic business shift having a major effect on the Company’s operations and financial results according to ASC 205, “Presentation of Financial Statements.” In accordance with GAAP, the statements of operations from THP are reported in net income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, and the related assets and liabilities are classified as discontinued operations as of March 31, 2026 and December 31, 2025 in the accompanying Consolidated Balance Sheets. Assets remaining in continuing operations consist of the Company’s cost method investment in Direct Dermatology, Inc. (“DirectDerm”) and computers.

At September 30, 2025, the Company recognized $26,472,407 of asset impairment charges in connection with the discontinuation of THP, which included $18,327,414 of intangible assets net of accumulated amortization, $3,772,146 of developed technology and $4,372,847 of internal use software. These assets were disposed of and written down to a zero basis as attempts to sell or find investors in the assets failed and there is no salvage value for the individual assets if sold separately. The intangible assets were primarily related to the Pixalere Canada and Precision Healing transactions described below.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised. There are 10,218 stock options remaining to be exercised as of March 31, 2026.

Following the decision to discontinue THP in mid-September 2025, management determined that the Precision Healing and Pixalere intangible assets no longer held value outside of the THP segment. Consequently, the carrying values of the intangible assets were fully impaired and written down to zero as of September 30, 2025.

The following table provides the components of assets and liabilities related to discontinued operations that were included in the Company’s Consolidated Balance Sheets for the periods presented:

	March 31,	December 31,
	2026	2025
Current assets
Accounts receivable, net	$31,200	$16,200
Prepaids	17,333	51,663
Current assets related to discontinued operations	$48,533	$67,863

Current liabilities
Accrued bonuses and commissions (1)	$704,132	$1,125,371
Accrued royalties and expenses	9,128	108,107
Current liabilities related to discontinued operations	$713,260	$1,233,478

(1)	Accrued bonuses and commissions is comprised of severance for terminated THP employees.

The assets and liabilities included in discontinued operations represent balances that are expected to be collected and expenses to be paid as part of the winding down of THP.

The following table provides the operating results of discontinued operations that were included in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net revenue	$16,358	$-

Operating expenses
Selling, general, and administrative expenses	255,442	2,311,402
Research and development	-	163,779
Depreciation and amortization(1)	-	430,378
Total operating expenses	255,442	2,905,559

Operating loss	(239,084)	(2,905,559)

Other income (expense)
Other income(2)	300,000	-
Loss on disposal of property and equipment	-	(1,258)
Total other income (expense)	300,000	(1,258)

Net income (loss) from discontinued operations	$60,916	$(2,906,817)

(1)	Depreciation expense of $5,461 was reclassified as continuing operations in the three months ended March 31, 2025 and is therefore no longer reflected in discontinued operations.

(2)	Other income relates to due diligence payments received to compensate the Company for costs incurred to maintain limited operations of certain software, technology and cloud related services while an interested party conducted its due diligence. In March 2026, the due diligence period ended and was not extended.

The following table provides operating cash flow information for discontinued operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Depreciation and amortization	$-	$430,378
Loss on disposal of property and equipment	-	1,258
Share-based compensation	-	129,408
Accounts receivable, net	(15,000)	-
Prepaid and other assets	34,330	(214,147)
Accrued royalties and expenses	(98,979)	(103,830)
Accrued bonuses and commissions	(421,239)	(329,231)
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$-	$2,084,278

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

As of the CarePICS Closing Date, CarePICS was reported within the THP segment. Following the decision to discontinue THP in mid-September 2025, management determined that the technology developed by CarePICS held no value outside of the THP segment. Consequently, the carrying value of the CarePICS technology was fully impaired and written down to zero as of September 30, 2025. Additionally, the earnout liability related to the CarePICS acquisition was assessed and determined to be unattainable, resulting in the reduction of the contingent consideration liability to zero with a corresponding adjustment to the acquired asset as of September 30, 2025.

NOTE 5 – GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2024	$3,601,781
Acquisitions	-
Balance as of December 31, 2025	3,601,781
Acquisitions	-
Balance as of March 31, 2026	$3,601,781

In connection with the change in reportable operating segments in the second quarter of 2024, the Company reassessed goodwill as the segments are presented in this report. The Company’s assessment determined that these changes, or any other matters noted, including the decision to discontinue THP in mid-September 2025, did not alter the Company’s conclusion that goodwill was not impaired as of March 31, 2026.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$16,062,801	$(2,893,172)	$13,169,629	$16,297,802	$(2,663,001)	$13,634,801
Customer relationships and other	7,260,008	(3,934,892)	3,325,116	7,260,008	(3,676,205)	3,583,803
Licenses	2,750,000	(1,384,472)	1,365,528	2,750,000	(1,327,931)	1,422,069
Total	$26,072,809	$(8,212,536)	$17,860,273	$26,307,810	$(7,667,137)	$18,640,673

As of March 31, 2026, the weighted-average amortization period for finite-lived intangible assets was 12.5 years. Amortization expense related to intangible assets was $545,399 and $647,774 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to intangible assets included in discontinued operations was $430,378 for the three months ended March 31, 2025.

The estimated remaining amortization expense as of March 31, 2026 for finite-lived intangible assets is as follows:

Remainder of 2026	$1,743,477
2027	2,320,435
2028	2,320,435
2029	1,809,364
2030	1,298,292
2031	1,298,292
Thereafter	7,069,978
Total	$17,860,273

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

BMI

On January 16, 2025, the Company entered into a share subscription and shareholders’ agreement (the “Subscription Agreement”), pursuant to which the Company made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and the previously disclosed convertible loan to BMI of $1.1 million (€1.0 million), were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. The Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025. In March 2026, additional ordinary shares of BMI were sold to other outside investors, thereby decreasing the Company’s ownership of BMI to approximately 12.141% as of March 31, 2026.

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

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to approximately 6.59% as of March 31, 2026. CMp is a privately held medical device company that develops and commercializes propriety oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis. In 2025, CMp applied for a Medicare reimbursement code for its Chemo Mouthpiece oral cryotherapy device, and the application was not approved. CMp has the option to re-apply for the reimbursement code in the future. The Company is evaluating the impact of not receiving approval for Medicare reimbursement and will continue to review this investment quarterly for indicators of impairment.

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of DirectDerm, representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of March 31, 2026. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments — Equity Securities, this investment was reported at cost as of March 31, 2026. Shares of DirectDerm were previously held by THP. In connection with the discontinuation of THP’s operations and the Company’s strategic shift to focus exclusively on products for use in the surgical market, management concluded that ownership of DirectDerm continues to be an asset with ongoing value for the Company. The shares of DirectDerm were excluded from the discontinued THP assets.

The following table summarizes the Company’s investments for the periods presented:

	March 31, 2026		December 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
Biomimetic Innovations Limited	$8,371,187	12.14%	$8,741,389	12.50%
ChemoMouthpiece, LLC	4,755,790	6.59%	4,841,695	6.59%
SI Healthcare Technologies, LLC	37,374	50.00%	43,774	50.00%
Total Equity Method Investments	$13,164,351		$13,626,858

Cost Method Investment
Direct Dermatology Inc.	$1,000,000		$1,000,000
Total Cost Method Investment	$1,000,000		$1,000,000

Total Investments	$14,164,351		$14,626,858

The following table summarizes the Company’s share of losses from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
Equity Method Investments
Biomimetic Innovations Limited	$(370,202)	$(69,576)
ChemoMouthpiece, LLC	(85,905)	(74,032)
SI Healthcare Technologies, LLC	(6,400)	-
Total	$(462,507)	$(143,608)

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

As of March 31, 2026, the Company had two material operating leases for office space. The leases had remaining lease terms of 60 and 29 months as of March 31, 2026, respectively. For practical expediency, the Company has elected not to recognize ROU assets and lease liabilities related to short-term leases and to not separate lease and non-lease components.

The present value of the Company’s operating lease liabilities is presented below:

Maturity of Operating Lease Liabilities

March 31, 2026
Remainder of 2026	$465,779
2027	631,286
2028	596,412
2029	514,160
2030	521,805
2031	131,885
Thereafter	-

Total lease payments	2,861,327
Less imputed interest	(722,626)
Present Value of Lease Liabilities	$2,138,701

Operating lease liabilities – current	$367,945
Operating lease liabilities – long-term	1,770,756
$2,138,701

Right of use assets – operating leases	$1,993,850

The Company recorded lease expense of $152,771 and $131,568 for the three months ended March 31, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $154,217 and $135,594 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company’s operating leases had a weighted average remaining lease term of 4.7 years and a weighted average discount rate of 13.3%.

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

For the three months ended March 31, 2026, the Company paid $1,516,747 of interest in cash and recorded no paid-in-kind interest related to the CRG Term Loan, reflecting the Company’s election to pay interest in cash rather than capitalizing and increasing the balance of the CRG Term Loan. For the three months ended March 31, 2025, the Company paid $626,779 of interest in cash and recorded $411,324 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest for the three months ended March 31, 2025 was applied to the principal balance of the CRG Term Loan. The Company recorded $181,944 and $176,079 for the three months ended March 31, 2026 and 2025, respectively, to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets.

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

The table below presents the components of the Company’s outstanding debt for the periods presented:

	March 31, 2026	December 31, 2025
CRG Term Loan	$42,750,000	$42,750,000
Paid-in-kind interest	3,038,578	3,038,578
Back-end fee	1,320,342	1,138,398
Total Debt	47,108,920	46,926,976

Less: unamortized debt issuance costs	(882,498)	(956,039)

Long-term debt	$46,226,422	$45,970,937

The table below presents the aggregate maturities of the Company’s outstanding debt as of March 31, 2026:

Year	Total
Remainder of 2026	$-
2027	-
2028	-
2029	47,108,920
2030	-
2031	-
Thereafter	-
Total debt	$47,108,920

In connection with the CRG Term Loan, the Company incurred zero and $228,183 of debt issuance costs during the three months ended March 31, 2026 and year ended December 31, 2025, respectively. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Operations over the life of the debt to which they pertain. Debt issuance costs are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $73,541 and $59,280 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Under this agreement, royalty expense, which is recorded in cost of goods sold in the accompanying Consolidated Statements of Operations, was $58,881 and $37,500 for the three months ended March 31, 2026 and 2025, respectively. The Company’s Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors, Ann Beal Salamone, is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of March 31, 2026.

Debrider License Agreement

In May 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”). No commercial sales or royalties have been recognized under this agreement as of March 31, 2026. Unless terminated or extended by the parties, the Debrider License Agreement will expire in October 2034.

In the quarter ended December 31, 2025, management determined that the debrider is no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025. In connection with the strategic realignment to focus on the surgical business, the Company is in the process of terminating the Debrider License Agreement with Rochal in order to focus on developing and commercializing the Company’s surgical product portfolio.

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

The BMI License Agreement requires that the Company pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, the Company and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires the Company to pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product. No royalties have been paid under this agreement as of March 31, 2026.

Subscription Agreement

In connection with the BMI License Agreement, on January 16, 2025, the Company entered into the Subscription Agreement. See Note 6 for more information regarding the BMI Subscription Agreement.

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

In connection with the Applied Asset Purchase, effective August 1, 2023, the Company entered into a professional services agreement (the “Petito Services Agreement”) with Dr. Petito (the “Owner”), pursuant to which the Owner, as an independent contractor, agreed to provide certain services to the Company, including, among other things, assisting with the development of products already in development and assisting with research, development, formulation, invention and manufacturing of any future products (the “Petito Services”). As consideration for the Petito Services, the Owner was entitled to receive: (i) a base salary of $12,000 per month during the term of the Petito Services Agreement, (ii) a royalty payment equal to 3% of the actual collections from net sales of certain products the Owner develops or codevelops that reach commercialization, (iii) a royalty payment equal to 5% for the first $50.0 million in aggregate collections from net sales of certain future products and a royalty payment of 2.5% on aggregate collections from net sales of certain future products on any amounts exceeding $50.0 million but up to $100.0 million, (iv) $500,000 in cash in the event that 510(k) clearance is issued for any future product accepted by the Company and (v) $1.0 million in cash in the event that a U.S. patent is issued for a certain product; provided that with respect to the incentive payments described in (iv) and (v) of the foregoing, the Owner shall not earn more than $2.5 million.

The Petito Services Agreement had an initial term of three years and was subject to automatic successive one-month renewals unless earlier terminated in accordance with its terms. The Petito Services Agreement was terminable upon the Owner’s death or disability or by the Company or the Owner “For Cause” (as defined in the Petito Services Agreement); provided, however, that the base salary described in (i) of the foregoing paragraph survives termination through the three-year initial term and the royalty payments and incentive payments described in (ii)-(v) of the foregoing paragraph survive termination of the Petito Services Agreement.

Following the closing of the Applied Asset Purchase, the Company worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, the Company did not receive 510(k) clearance, a U.S. patent was not issued and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement. After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of the Company’s refocus in strategy to prioritize expanding existing product platforms, in March 2026, the Company determined not to renew the Petito Services Agreement. On April 20, 2026, the Company delivered written notice to Dr. Petito that the Petito Services Agreement will not be renewed beyond its initial term and will terminate effective August 1, 2026 pursuant to its terms. Since the contingent consideration liability relating to the Applied Asset Purchase is associated with the Petito Services Agreement, the Company determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero as of March 31, 2026.

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP had exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP would pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties would be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP would pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP would pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts and no royalties paid related to this arrangement as of March 31, 2026.

In connection with the shift in strategy, on March 12, 2026, the Company delivered written notice to Tufts that terminated the exclusive license agreement, effective April 20, 2026. The Company is in the process of dissolving SCP in order to focus on developing and commercializing the Company’s surgical product portfolio.

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

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. For the three months ended March 31, 2026, a total of 215 shares were forfeited under the 2014 LTIP, a total of 241,612 shares, net of forfeitures of 2,997, had been issued under the 2024 LTIP and 565,903 were available for issuance under the 2024 LTIP.

Restricted Stock Awards

During the three months ended March 31, 2026, the Company issued restricted stock awards under the 2024 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 241,612 shares, net of forfeitures of 2,997, under the 2024 LTIP, of restricted common stock to employees, directors and certain advisors of the Company during the three months ended March 31, 2026. The fair value of these awards was $4,423,702 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense of $1,028,335 and $1,175,496 was recognized in operating expenses in the accompanying Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025, respectively. Share-based compensation expense related to THP of zero and $129,408 was recognized in discontinued operations in the accompanying Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, there was $9,088,245 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

A summary of restricted stock activity is presented below:

	Three Months Ended March 31,
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	257,989	$34.99
Granted	241,612	18.66
Vested	(72,823)	36.61
Forfeited	(3,212)	26.31
Nonvested at March 31, 2026	423,566	$25.46

Stock Options

A summary of the status of outstanding stock options and changes is presented below:

	Three Months Ended March 31,
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	10,218	$10.13
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2026	10,218	$10.13	4.7	$71,995

Exercisable at March 31, 2026	10,218	$10.13	4.7	$71,995

NOTE 11 – RELATED PARTIES

Product License Agreements

In July 2019, the Company executed a license agreement with Rochal, a related party, whereby the Company acquired an exclusive world-wide license to market, sell and further develop antimicrobial products for the prevention and treatment of microbes on the human body utilizing certain Rochal patents and pending patent applications. Currently, the products covered by the BIAKŌS License Agreement are BIASURGE Advanced Surgical Solution, BIAKŌS Antimicrobial Wound Gel and BIAKŌS Antimicrobial Skin and Wound Cleanser. Each of these products are 510(k) cleared. Ronald T. Nixon, the Company’s Chairman, is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors, Ann Beal Salamone, is also a director and significant shareholder of Rochal.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were $850 and $20,000 for the three months ended March 31, 2026 and 2025, respectively, and are recorded in selling, general and administrative in the accompanying Consolidated Statements of Operations.

NOTE 12 – SEGMENT REPORTING

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

Net income (loss) is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. In addition to net income (loss), the CODM also uses Adjusted EBITDA for purposes of assessing financial performance and resource allocation. Adjusted EBITDA is a non-GAAP measure and is defined as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, noncash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, gains/losses on the disposal of property and equipment, executive separation costs, and legal and diligence expenses related to acquisitions, as each is applicable to the periods presented. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The CODM also reviews budget-to-actual variances for expenses on a monthly basis when making decisions about allocating resources to the segment. The measure of segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segment and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net revenue	$27,798,534	$23,434,096
Cost of goods sold	1,923,589	1,834,967
General and administrative	4,874,621	4,045,211
Sales and marketing (1)	17,006,899	15,083,997
Research and development	759,592	950,359
Depreciation and amortization(2)	587,252	694,032
Other expense (3)	2,248,894	1,446,096
Net income (loss) from continuing operations	$397,687	$(620,566)
Adjusted EBITDA	$4,262,168	$2,695,058

(1)	For the three months ended March 31, 2026 and 2025, sales and marketing included compensation and benefits, commissions, travel and other sales and marketing expenses.

(2)	Depreciation expense of $5,461 was reclassified as continuing operations in the three months ended March 31, 2025 and is therefore no longer reflected in discontinued operations.

(3)	For the three months ended March 31, 2026, other expense included interest expense and share of losses from equity method investments, offset by interest income. For the three months ended March 31, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income (loss) from continuing operations	$397,687	$(620,566)
Adjustments:
Interest expense	1,799,345	1,317,092
Depreciation and amortization(1)	587,252	694,032
Noncash share-based compensation	1,028,335	1,175,496
Share of losses from equity method investments	462,507	143,608
Gain on disposal of property and equipment	-	(10,932)
Interest income	(12,958)	(3,672)
Adjusted EBITDA	$4,262,168	$2,695,058

(1)	Depreciation expense of $5,461 was reclassified as continuing operations in the three months ended March 31, 2025 and is therefore no longer reflected in discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Sanara MedTech Inc. (together with its wholly owned or majority-owned subsidiaries on a consolidated basis, the “Company,” “Sanara MedTech,” “Sanara,” “our,” “us,” or “we”) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in forward-looking statements, see “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and we do not assume any obligation to update these forward-looking statements, except to the extent required by applicable securities laws.

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

We primarily market and sell soft tissue repair and bone fusion products for use in the operating room or other sterile environments. Our soft tissue repair products include, among other products, our lead product, CellerateRX Surgical Powder (“CellerateRX Surgical”), a hydrolyzed collagen that aids in the management of surgical wounds, BIASURGE Advanced Surgical Solution (“BIASURGE”), a sterile no-rinse, advanced surgical solution used for wound irrigation and TEXAGEN Amniotic Membrane Allograft (“TEXAGEN”), a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured for securement if needed. Our bone fusion products include, among other products, BiFORM Bioactive Moldable Matrix (“BiFORM”), an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site, ACTIGEN Verified Inductive Bone Matrix (“ACTIGEN”), a naturally derived, differentiated allograft matrix with robust handling properties, and ALLOCYTE Plus Advanced Viable Bone Matrix (“ALLOCYTE Plus”), a human allograft cellular bone matrix containing bone-derived progenitor cells and conformable bone fibers.

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

BIASURGE

BIASURGE is a 510(k) cleared sterile no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms in the solution. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds. In both in vitro testing of implant materials and ex vivo testing of dermal materials, BIASURGE was proved to eliminate biofilm-producing microbes and prevent them from attaching to the implant materials.

Other Products

TEXAGEN is a multi-layer amniotic membrane allograft used as an anatomical barrier with robust handling that can be sutured for securement if needed.

BiFORM is an osteoconductive, bioactive, porous implant that allows for bony ingrowth across the graft site. It can be hydrated and used as a strip or molded into a putty to fill a bone defect.

ACTIGEN is a naturally derived, differentiated allograft matrix with robust handling properties.

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

Shift in Strategy and Discontinuance of Value-Based Wound Care Program

Our company’s main source of revenue has consistently been from soft tissue repair and bone fusion products for the surgical market. Additionally, we generate a smaller portion of revenue from products sold in the post-acute setting. To further support our surgical business, particularly in wound care, we launched a value-based wound care services initiative designed to enhance outcomes while complementing our offerings in both surgical and post-acute markets. This post-acute strategy, which we referred to as Tissue Health Plus (“THP”), was focused on providing value-based wound care services. Through THP, we planned to offer a first of its kind value-based wound care program to payers and risk-bearing entities. This program was designed to enable payers to divest wound care spend risk, reduce wound related hospitalizations and improve patient quality of life. To further develop our value-based wound care strategy, we executed an investment and acquisition strategy to build telehealth services and acquire technologies to support the THP platform.

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

As a result of this decision, THP met the accounting requirements to be classified under discontinued operations as of September 30, 2025. In accordance with generally accepted accounting principles in the United States (“GAAP”), the operations of THP are presented as discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, have been excluded from continuing operations for all periods presented. As a result of the discontinuation of THP, we now have a single reportable segment. This determination is in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Tufts University License Agreement

On December 20, 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP has exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP will pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties will be calculated at a rate of 1.5% or 3%, depending on the type of product or technology developed. SCP will pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP will pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There have been no material accounting impacts and no royalties paid related to this arrangement as of March 31, 2026.

In connection with the shift in strategy, on March 12, 2026, we delivered written notice to Tufts that terminated the exclusive license agreement, effective April 20, 2026. We are in the process of dissolving SCP in order to focus on developing and commercializing our surgical product portfolio.

RECENT DEVELOPMENTS

Vizient Innovative Technology Contract

On January 7, 2026, we announced our BIASURGE product received an Innovative Technology contract from Vizient Inc. (“Vizient”), the nation’s largest provider-driven healthcare performance improvement company. The contract was awarded based on the recommendation of BIASURGE by hospital experts who serve on one of Vizient’s client-led councils, and it signifies to Vizient clients BIASURGE’s unique qualities that potentially bring improvement to the healthcare industry. The Innovative Technology contract offers Vizient’s extensive network of healthcare facility customers access to BIASURGE at contracted pricing and pre-negotiated terms, effective January 1, 2026.

Recent Peer-Reviewed Study on CellerateRX Surgical

On March 11, 2026, we announced the publication of a peer-reviewed study evaluating the economic and clinical value of CellerateRX Surgical in the Journal of Medical Economics. The study demonstrated cost savings and improved health outcomes associated with the use of CellerateRX Surgical as an adjunct to the standard of care for high-risk spinal surgery patients, compared to the standard of care alone.

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

Revenue streams from product sales are summarized below for the periods presented:

	Three Months Ended March 31,
	2026	2025
Soft tissue repair products	$24,942,945	$20,532,440
Bone fusion products	2,855,589	2,901,656
Total Net Revenue	$27,798,534	$23,434,096

Cost of Goods Sold

Cost of goods sold consists primarily of finished good purchases, raw material costs for certain components sourced directly by us, shipping and handling and all related royalties due as a result of the sale of our products. Our gross profit represents total net revenue less the cost of goods sold, and gross margin represents gross profit expressed as a percentage of total revenue.

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

Other Income (Expense)

Other income (expense) is primarily comprised of interest expense, our share of losses from equity method investments and other nonoperating activities.

RESULTS OF OPERATIONS

The following table presents certain information about our results from continuing operations and Adjusted EBITDA (as described below) for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net revenue	$27,798,534	$23,434,096
Cost of goods sold	1,923,589	1,834,967
Selling, general and administrative	21,881,520	19,129,208
Research and development	759,592	950,359
Depreciation and amortization(1)	587,252	694,032
Other expense(2)	2,248,894	1,446,096
Net income (loss) from continuing operations	$397,687	$(620,566)
Adjusted EBITDA(3)	$4,262,168	$2,695,058

(1)	Depreciation expense of $5,461 was reclassified as continuing operations in the three months ended March 31, 2025 and is therefore no longer reflected in discontinued operations.

(2)	For the three months ended March 31, 2026, other expense included interest expense and share of losses from equity method investments, offset by interest income. For the three months ended March 31, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

(3)	Adjusted EBITDA is a non-GAAP financial measure. For more information, see the “Adjusted EBITDA” section below.

Net Revenue. For the three months ended March 31, 2026, we generated net revenue of $27.8 million compared to $23.4 million for the three months ended March 31, 2025, a 19% increase over the prior year period. Higher net revenue in the three months ended March 31, 2026 was driven by an increase of $4.4 million, or 21%, in sales of soft tissue repair products, offset by a slight decrease of $46,067, or 2%, in sales of bone fusion products. The increase in net revenue is primarily due to increased sales of soft tissue repair products, including CellerateRX Surgical and BIASURGE, supported by increased market penetration and geographic expansion, and our strategy to continue expanding and developing our independent distribution network in both new and existing U.S. markets.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2026 was $1.9 million compared to $1.8 million for the three months ended March 31, 2025. Higher cost of goods sold in the three months ended March 31, 2026 was related to the increase in net revenue of CellerateRX Surgical.

Gross Profit. We generated gross profit of $25.9 million for the three months ended March 31, 2026 compared to $21.6 million for the three months ended March 31, 2025, a 20% increase over the prior year period. Gross margin was approximately 93% and 92% for the three months ended March 31, 2026 and 2025, respectively. Higher gross profit and margin in the three months ended March 31, 2026 was primarily due to the net revenue growth factors above and product mix.

Selling, general and administrative. SG&A for the three months ended March 31, 2026 was $21.9 million compared to $19.1 million for the three months ended March 31, 2025. Higher SG&A in the three months ended March 31, 2026 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $1.9 million of the increase, approximately $0.5 million related to compensation expense and approximately $0.2 million related to contracted services and warehousing and distribution costs.

Research and development. R&D for the three months ended March 31, 2026 was $0.8 million compared to $1.0 million for the three months ended March 31, 2025. Lower R&D for the three months ended March 31, 2026 was primarily due to the timing of product enhancement initiatives associated with our soft tissue repair products when compared to the three months ended March 31, 2025.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2026 was $0.6 million compared to $0.7 million for the three months ended March 31, 2025.

Other income (expense). Other expense for the three months ended March 31, 2026 was $2.2 million compared to $1.4 million for the three months ended March 31, 2025. The increase in other expense for the three months ended March 31, 2026 was primarily due to higher interest expense and fees related to the CRG Term Loan and our share of losses from equity method investments.

Net income (loss) from continuing operations. For the three months ended March 31, 2026, we had net income from continuing operations of $0.4 million, compared to a net loss from continuing operations of $0.6 million for the three months ended March 31, 2025. Net income from continuing operations for the three months ended March 31, 2026 was primarily due to net revenue growth and decreased R&D expense offset by higher SG&A and interest expense related to the CRG Term Loan.

Net income (loss) from discontinued operations. As a result of our decision to discontinue THP, the operating results of THP are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Net income from discontinued operations for the three months ended March 31, 2026 totaled $0.1 million compared to net loss from discontinued operations of $2.9 million for the three months ended March 31, 2025.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, gains/losses on the disposal of property and equipment, executive separation costs, and legal and diligence expenses related to acquisitions, as each is applicable to the periods presented. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss) from continuing operations, cash flow and other measures of financial performance reported in accordance with GAAP.

We believe Adjusted EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items when calculating Adjusted EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures are that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income (loss) from continuing operations	$397,687	$(620,566)
Adjustments:
Interest expense	1,799,345	1,317,092
Depreciation and amortization(1)	587,252	694,032
Noncash share-based compensation	1,028,335	1,175,496
Share of losses from equity method investments	462,507	143,608
Gain on disposal of property and equipment	-	(10,932)
Interest income	(12,958)	(3,672)
Adjusted EBITDA	$4,262,168	$2,695,058

(1)	Depreciation expense of $5,461 was reclassified as continuing operations in the three months ended March 31, 2025 and is therefore no longer reflected in discontinued operations.

For the three months ended March 31, 2026, our Adjusted EBITDA was $4.3 million compared to $2.7 million for the three months ended March 31, 2025. Higher Adjusted EBITDA in the first quarter of 2026 was primarily due to net revenue growth offset by increases in SG&A.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at March 31, 2026 was $13.6 million, compared to $16.6 million at December 31, 2025. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. Based on our current plan of operations, we believe our cash on hand, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next 12 months.

We expect our future needs for cash to include further development of our product portfolio, clinical studies, repayment of debt as it becomes due and for general corporate purposes.

Our cash outlay associated with winding down THP in the first quarter of 2026 was $0.4 million. We do not anticipate material cash spend related to winding down THP for the remainder of 2026.

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

Following the closing of the Applied Asset Purchase, we worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, we did not receive 510(k) clearance, a U.S. patent was not issued and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement. After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of our refocus in strategy to prioritize expanding existing product platforms, on March 31, 2026, we determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero.

CRG Term Loan Agreement

On April 17, 2024 (the “Closing Date”), we, as borrowers, entered into a Term Loan Agreement (the “CRG Term Loan Agreement”) with the subsidiary guarantors party thereto from time to time (collectively “the Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). In April 2024, our first borrowing (“the First Borrowing”) under the CRG Term Loan of $15.0 million was made to repay our then-existing loan with Cadence Bank (the “Cadence Term Loan”) and to pay certain fees and expenses related to the CRG Term Loan Agreement. The remaining proceeds of $4.5 million were distributed to us. As a result, the Cadence Term Loan was terminated and all outstanding amounts under the Cadence Term Loan were repaid in full and all security interest and other liens granted to or held by Cadence Bank were terminated and released.

On September 4, 2024, we borrowed an additional $15.5 million under the CRG Term Loan Agreement (the “Second Borrowing”). We used $5.0 million of the proceeds of the Second Borrowing for the investment in ChemoMouthpiece, LLC, and for working capital and general corporate purposes. Prior to the CRG Amendment (defined below), pursuant to the CRG Term Loan Agreement, we were entitled to one additional borrowing, which was required to occur on or prior to June 30, 2025 and be at least $5.0 million or a multiple of $5.0 million. On March 19, 2025, we and the Guarantors entered into the First Amendment to Term Loan Agreement with the Agent and the lenders party thereto from time to time (“the CRG Amendment”), which amended the CRG Term Loan Agreement to, among other things, (i) entitle us to two additional borrowings following the Second Borrowing, which borrowings were required to occur on or prior to December 31, 2025, if at all, and (ii) remove the requirement that any borrowing be in whole multiples of $5.0 million.

On March 31, 2025, we borrowed an additional $12.25 million under the CRG Term Loan Agreement (the “Third Borrowing”). The First Borrowing, the Second Borrowing and the Third Borrowing each have a maturity date of March 30, 2029 (the “Maturity Date”), unless earlier prepaid. We used a portion of the proceeds from the Third Borrowing for permitted acquisition opportunities and for working capital and general corporate purposes. After the Third Borrowing, we did not take any additional draws under the CRG Term Loan prior to the final draw date of December 31, 2025.

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.0% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing, $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing and $183,750 of upfront fees on March 31, 2025 related to the Third Borrowing. As of March 31, 2026, there was $46.2 million of principal outstanding under the CRG Term Loan. Although the CRG Term Loan permits certain interest to be paid-in-kind, we elected to pay all interest accrued during the three months ended March 31, 2026 in cash rather than adding such amount to the outstanding principal balance.

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

As of March 31, 2026, we were in compliance with all debt covenants.

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

The BMI License Agreement requires that we pay BMI royalties of 3% of OsStic Net Sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires that we pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product (as defined in the agreement). No royalties have been paid under this agreement as of March 31, 2026.

In connection with the BMI License Agreement, on January 16, 2025, we entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), by and among us, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and our previously disclosed convertible loan to BMI of $1.1 million (€1.0 million) were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025. In March 2026, additional ordinary shares of BMI were sold to other outside investors, thereby decreasing our ownership of BMI to approximately 12.141% as of March 31, 2026.

Cash Flow Analysis

For the three months ended March 31, 2026, net cash used in operating activities was $2.5 million compared to net cash used in operating activities of $2.0 million for the three months ended March 31, 2025. The increase in cash used in operating activities during the three months ended March 31, 2026 was primarily due to the timing of commissions payments, higher cash interest expense resulting from a larger outstanding debt balance compared to the prior-year period and the absence of paid-in-kind interest.

For the three months ended March 31, 2026, net cash used in investing activities was $43,772 compared to $5.2 million used in investing activities for the three months ended March 31, 2025. Cash used in investing activities during the three months ended March 31, 2026 primarily related to leasehold improvements and equipment.

For the three months ended March 31, 2026, net cash used in financing activities was $0.5 million compared to $12.0 million provided by financing activities for the three months ended March 31, 2025. Cash used in financing activities during the three months ended March 31, 2026 primarily related to net settlements of equity-based awards.

Refer to Note 3 to the consolidated financial statements, “Discontinued Operations,” for the operating cash flow information related to the discontinuation of THP.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were $850 and $20,000 for the three months ended March 31, 2026 and 2025, respectively.

Receivables and Payables

We had no outstanding related party receivables at March 31, 2026 and December 31, 2025. We had outstanding related party payables totaling $15,847 at March 31, 2026. The related party payables balance for December 31, 2025 has been reclassified and is included in accounts payable in the accompanying Consolidated Balance Sheets.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material impact on our historical results of operations. We do not currently anticipate that inflation and changing prices, including the impacts of tariffs, will have a material impact on our future results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, the fair value measurement of assets and liabilities and the allocation of purchase price to the fair value of assets acquired. Our critical accounting estimates have not significantly changed since December 31, 2025 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information concerning our risk factors, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2026 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table summarizes our share repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2026	-	$-	-	-
February 1 - February 28, 2026	10,677	$19.90	-	-
March 1 - March 31, 2026	9,488	$19.66	-	-
Total	20,165		-	-

(1)	Shares purchased during the period were transferred to the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of restricted stock awards during the period. The Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan allows us to withhold the number of shares having the fair value equal to the tax withholding due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

SANARA MEDTECH INC.

May 12, 2026	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

