Form 10-Q
period 2026-06-30
Sanara MedTech Inc.
filed 2026-08-11
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, 9,188,035 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended June 30, 2026

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,421,170	$16,578,857
Accounts receivable, net	12,572,651	11,998,075
Inventory, net	3,459,921	3,948,748
Prepaid and other assets	741,733	948,620
Current assets related to discontinued operations (Note 3)	5,203	67,863
Total current assets	32,200,678	33,542,163

Long-term assets
Intangible assets, net	17,277,013	18,640,673
Goodwill	3,601,781	3,601,781
Investment in equity securities	13,730,703	14,626,858
Right of use assets – operating leases	1,909,278	2,075,634
Property and equipment, net	426,934	456,962
Total long-term assets	36,945,709	39,401,908

Total assets	$69,146,387	$72,944,071

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,401,443	$2,338,761
Accrued bonuses and commissions	6,801,395	11,781,435
Accrued royalties and expenses	3,562,415	2,684,626
Earnout liabilities – current	-	235,001
Operating lease liabilities – current	383,153	353,229
Current liabilities related to discontinued operations (Note 3)	345,585	1,233,478
Total current liabilities	12,493,991	18,626,530

Long-term liabilities
Long-term debt	46,477,087	45,970,937
Operating lease liabilities – long-term	1,669,529	1,868,703
Other long-term liabilities	571,320	548,125
Total long-term liabilities	48,717,936	48,387,765

Total liabilities	61,211,927	67,014,295

Commitments and contingencies (Note 9)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 9,193,394 issued and outstanding as of June 30, 2026 and 8,946,913 issued and outstanding as of December 31, 2025	9,194	8,948
Additional paid-in capital	82,826,049	81,232,536
Accumulated deficit	(74,891,763)	(75,303,042)
Total Sanara MedTech shareholders’ equity	7,943,480	5,938,442
Equity attributable to noncontrolling interest	(9,020)	(8,666)
Total shareholders’ equity	7,934,460	5,929,776
Total liabilities and shareholders’ equity	$69,146,387	$72,944,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenue	$28,136,757	$25,804,252	$55,935,291	$49,238,348

Cost of goods sold	1,981,347	1,937,282	3,904,936	3,772,249

Gross profit	26,155,410	23,866,970	52,030,355	45,466,099

Operating expenses
Selling, general and administrative	22,601,690	19,634,319	44,483,210	38,763,527
Research and development	1,154,232	1,056,796	1,913,824	2,007,155
Depreciation and amortization	619,111	688,546	1,206,363	1,382,578
Total operating expenses	24,375,033	21,379,661	47,603,397	42,153,260

Operating income	1,780,377	2,487,309	4,426,958	3,312,839

Other income (expense)
Interest expense	(1,810,311)	(1,791,568)	(3,609,656)	(3,108,660)
Share of losses from equity method investments	(433,648)	(195,482)	(896,155)	(339,090)
Interest income	53,814	-	66,772	3,672
Gain (loss) on disposal of property and equipment	(1,376)	-	(1,376)	10,932
Total other income (expense)	(2,191,521)	(1,987,050)	(4,440,415)	(3,433,146)

Net income (loss) from continuing operations	(411,144)	500,259	(13,457)	(120,307)

Net income (loss) from discontinued operations (Note 3)	(41,720)	(2,518,657)	19,196	(5,425,474)

Net income (loss)	(452,864)	(2,018,398)	5,739	(5,545,781)

Less: Net loss attributable to noncontrolling interest from continuing operations	-	(4,036)	(354)	(4,242)

Net income (loss) attributable to Sanara MedTech shareholders	$(452,864)	$(2,014,362)	$6,093	$(5,541,539)

Net income (loss) per share, basic:
Continuing operations	$(0.05)	$0.06	$-	$(0.01)
Discontinued operations	-	(0.29)	-	(0.63)
Net income (loss) per share of common stock, basic	$(0.05)	$(0.23)	$-	$(0.64)

Net income (loss) per share, diluted:
Continuing operations	$(0.05)	$0.05	$-	$(0.01)
Discontinued operations	-	(0.28)	-	(0.63)
Net income (loss) per share of common stock, diluted	$(0.05)	$(0.23)	$-	$(0.64)

Weighted average number of common shares outstanding, basic	8,662,671	8,612,986	8,732,849	8,591,663

Weighted average number of common shares outstanding, diluted	8,662,671	8,927,060	8,732,849	8,591,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962
Share-based compensation	149,857	150	1,304,754	-	-	1,304,904
Change in noncontrolling interest	-	-	(510,292)	-	488,386	(21,906)
Net loss	-	-	-	(3,527,177)	(206)	(3,527,383)
Balance at March 31, 2025	8,903,630	8,904	77,973,673	(41,311,569)	(3,431)	36,667,577
Share-based compensation	20,985	21	1,435,418	-	-	1,435,439
Net settlement and retirement of equity-based awards	(20,953)	(21)	(731,010)	38,359	-	(692,672)
Net loss	-	-	-	(2,014,362)	(4,036)	(2,018,398)
Balance at June 30, 2025	8,903,662	$8,904	$78,678,081	$(43,287,572)	$(7,467)	$35,391,946

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2025	8,946,913	$8,948	$81,232,536	$(75,303,042)	$(8,666)	$5,929,776
Share-based compensation	238,400	238	1,028,097	-	-	1,028,335
Net settlement and retirement of equity-based awards	(20,165)	(20)	(738,389)	341,190	-	(397,219)
Net income (loss)	-	-	-	458,957	(354)	458,603
Balance at March 31, 2026	9,165,148	9,166	81,522,244	(74,502,895)	(9,020)	7,019,495
Share-based compensation	34,268	34	1,496,276	-	-	1,496,310
Net settlement and retirement of equity-based awards	(6,022)	(6)	(192,471)	63,996	-	(128,481)
Net loss	-	-	-	(452,864)	-	(452,864)
Balance at June 30, 2026	9,193,394	$9,194	$82,826,049	$(74,891,763)	$(9,020)	$7,934,460

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,739	$(5,545,781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,206,363	2,238,641
(Gain) loss on disposal of property and equipment	1,376	(9,674)
Credit loss expense	141,000	294,034
Inventory obsolescence	130,822	371,957
Share-based compensation	2,524,645	2,740,343
Noncash lease expense	166,356	359,758
Share of losses from equity method investments	896,155	339,090
Back-end fee	359,067	377,490
Paid-in-kind interest	-	995,244
Accretion of finance liabilities	53,160	86,541
Amortization and write-off of debt issuance costs	147,083	132,821
Changes in operating assets and liabilities:
Accounts receivable, net	(700,576)	125,086
Accounts receivable – related parties	-	31,485
Inventory, net	358,005	(1,130,775)
Prepaid and other assets	254,547	(76,285)
Accounts payable	(937,318)	(42,464)
Accounts payable – related parties	-	1,442
Accrued royalties and expenses	898,597	317,076
Accrued bonuses and commissions	(5,762,706)	(579,389)
Operating lease liabilities	(169,250)	(361,513)
Net cash provided by (used in) operating activities	(426,935)	665,127
Cash flows from investing activities:
Purchases of property and equipment	(49,052)	(3,484,008)
Proceeds from disposal of property and equipment	-	60,000
Purchases of intangible assets	-	(23,452)
Investment in equity securities	-	(3,538,217)
CarePICS Acquisition	-	(2,122,146)
Net cash used in investing activities	(49,052)	(9,107,823)
Cash flows from financing activities:
Loan proceeds, net of debt issuance costs of zero in 2026 and $228,183 in 2025	-	12,021,817
Pay off debt assumed in CarePICS Acquisition	-	(1,650,000)
Net settlement of equity-based awards	(525,700)	(692,672)
Cash payment of finance and earnout liabilities	(156,000)	(156,000)
Net cash provided by (used in) financing activities	(681,700)	9,523,145
Net increase (decrease) in cash and cash equivalents	(1,157,687)	1,080,449
Cash and cash equivalents, beginning of period	16,578,857	15,878,295
Cash and cash equivalents, end of period	$15,421,170	$16,958,744

Cash paid during the period for:
Interest	$3,050,346	$1,516,563
Taxes	48,716	52,984

Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$-	$2,084,278
Conversion of note receivable into equity method investment	-	1,101,478
Earnout liability generated by CarePICS Acquisition	-	1,355,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BACKGROUND

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

Discontinued Operations

During the third quarter of 2025, following authorization from the Board of Directors of the Company, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. Despite such efforts, by mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to discontinue THP’s operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures were incurred through June 30, 2026 and are expected to continue being incurred through the third quarter of 2026.

In accordance with generally accepted accounting principles in the United States (“GAAP”), the balance sheets and statements of operations of the THP segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the consolidated financial statements reflect only the positions and activity from continuing operations of Sanara Surgical unless otherwise noted. See Note 3 for additional information regarding discontinued operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash and cash equivalents, consisting of cash on hand, as well as a money market fund, which is highly liquid and readily convertible to cash, totaling $15,421,170 at June 30, 2026. The Company’s investment in the U.S. government money market fund was made in May 2026 and consists of low-risk U.S. government securities. The Company had cash and cash equivalents, including cash on hand, totaling $16,578,857 at December 31, 2025.

Income/Loss Per Share

The Company computes income/loss per share in accordance with ASC Topic 260, Earnings per Share, which requires the Company to present basic and diluted income/loss per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations of income/loss per share during the three months ended June 30, 2026 and the six months ended June 30, 2026 and 2025, as their inclusion would have been anti-dilutive due to the Company’s net loss from continuing operations during those periods.

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$(411,144)	$500,259	$(13,457)	$(120,307)
Net income (loss) from discontinued operations	(41,720)	(2,518,657)	19,196	(5,425,474)
Less: Net loss attributable to noncontrolling interests from continuing operations	-	(4,036)	(354)	(4,242)
Net income (loss) attributable to Sanara MedTech shareholders	$(452,864)	$(2,014,362)	$6,093	$(5,541,539)

Denominator:
Weighted average shares, basic	8,662,671	8,612,986	8,732,849	8,591,663
Dilutive effect of stock options	-	31,013	-	-
Dilutive effect of unvested shares	-	283,061	-	-
Weighted average shares, diluted	8,662,671	8,927,060	8,732,849	8,591,663

Net income (loss) per share, basic:
Continuing operations	$(0.05)	$0.06	$-	$(0.01)
Discontinued operations	-	(0.29)	-	(0.63)
Net income (loss) per share of common stock, basic	$(0.05)	$(0.23)	$-	$(0.64)

Net income (loss) per share, diluted:
Continuing operations	$(0.05)	$0.05	$-	$(0.01)
Discontinued operations	-	(0.28)	-	(0.63)
Net income (loss) per share of common stock, diluted	$(0.05)	$(0.23)	$-	$(0.64)

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share of common stock for the periods presented, as such shares would have had an anti-dilutive effect:

	June 30,
	2026	2025
Stock options (1)	10,218	31,013
Unvested restricted stock	411,210	260,377

(1)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022 (see Note 3).

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

Disaggregation of Revenue

Revenue streams from product sales are summarized below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Soft tissue repair products	$25,242,592	$22,661,457	$50,185,537	$43,193,897
Bone fusion products	2,894,165	3,142,795	5,749,754	6,044,451
Total Net Revenue	$28,136,757	$25,804,252	$55,935,291	$49,238,348

Revenue generated from the THP segment was zero and $26,582 for the three months ended June 30, 2026 and 2025, respectively, and $16,358 and $26,582 for the six months ended June 30, 2026 and 2025, respectively. The revenue from the THP segment is related to contracts acquired in the CarePICS Acquisition (defined in Note 4 below) and is included in net income (loss) from discontinued operations in the Consolidated Statements of Operations (see Note 3).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s accounts receivable balance, net was $12,572,651, $11,998,075 and $12,408,819 as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. The Company recorded credit loss expense of $66,000 and $115,000 during the three months ended June 30, 2026 and 2025, respectively, and $141,000 and $294,034 during the six months ended June 30, 2026 and 2025, respectively. The allowance for credit losses was $1,513,000 at June 30, 2026 and $1,372,000 at December 31, 2025. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $5,936 at June 30, 2026 and zero at December 31, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $68,022 and $172,679 during the three months ended June 30, 2026 and 2025, respectively, and $130,822 and $371,957 during the six months ended June 30, 2026 and 2025, respectively. The allowance for obsolete and slow-moving inventory had a balance of $490,441 at June 30, 2026 and $623,835 at December 31, 2025.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	June 30, 2026	December 31, 2025
Furniture and fixtures	5-10 years	$353,014	$377,011
Office equipment	3-7 years	290,489	270,621
Leasehold improvements	2-5 years	259,958	231,022
Computers	3-5 years	237,040	251,180
Property and equipment, gross		1,140,501	1,129,834
Less accumulated depreciation		(713,567)	(672,872)

Property and equipment, net		$426,934	$456,962

Depreciation expense related to property and equipment was $35,851 and $45,350 during the three months ended June 30, 2026 and 2025, respectively, and $77,704 and $91,608 for the six months ended June 30, 2026 and 2025, respectively.

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of June 30, 2026 and December 31, 2025, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded during the six months ended June 30, 2026 or 2025.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. No impairment was recorded during the six months ended June 30, 2026 or 2025.

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 6, as of June 30, 2026 and December 31, 2025, the Company had three investments that were recorded applying the equity method of accounting. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

The Company has reviewed the carrying value of its investments and has determined there was no impairment or observable price changes as of or for the six months ended June 30, 2026 and 2025.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of the contingent earnout considerations and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 4, 5 and 9 are based on Level 3 inputs. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could result in significant adjustments to fair value.

The liabilities for contingent consideration were measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. The liability for contingent consideration was comprised of the acquisition of assets from the Applied Asset Purchase (defined in Note 9 below) in August 2023.

Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that this transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase have resulted in adjustments to the contingent consideration liability and the intellectual property intangible asset, with cumulative catch-up amortization adjustments. Following the closing of the Applied Asset Purchase, the Company worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, the Company did not receive 510(k) clearance, a U.S. patent was not issued and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement (defined in Note 9 below). After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of the Company’s refocus in strategy to prioritize expanding existing product platforms, in March 2026, the Company determined not to renew the Petito Services Agreement. On April 20, 2026, the Company delivered written notice to Dr. George D. Petito that the Petito Services Agreement would not be renewed beyond its initial term. The Petito Services Agreement terminated effective August 1, 2026 pursuant to its terms. Since the contingent consideration liability relating to the Applied Asset Purchase is associated with the Petito Services Agreement, the Company determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero as of March 31, 2026.

The current year revaluation of earnout liabilities below is a result of the full write-down of the estimated liability established at the time of the Applied Asset Purchase. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout considerations:

Amount
Balance at December 31, 2025	$235,001
Revaluation of earnout liabilities	(235,001)
Balance at June 30, 2026	$-

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s borrowings under the CRG Term Loan (defined in Note 8 below) was $56.6 million as of June 30, 2026, compared to the carrying amount, net of debt issuance costs, of $46.5 million. The estimated fair value of the CRG Term Loan was $59.0 million as of December 31, 2025, compared to the carrying amount, net of debt issuance costs, of $46.0 million. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.

Income Taxes

Income taxes are accounted for under the asset and liability method; whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

NOTE 3 — DISCONTINUED OPERATIONS

During the third quarter of 2025, following authorization from the Board of Directors, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to dispose of THP and terminate a majority of the workforce related to THP operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures were incurred through June 30, 2026 and are expected to continue being incurred through the third quarter of 2026.

Discontinued operations comprise activities that were disposed of, discontinued, or held for sale at the end of the period, representing a strategic business shift having a major effect on the Company’s operations and financial results according to ASC 205, “Presentation of Financial Statements.” In accordance with GAAP, the statements of operations from THP are reported in net income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, and the related assets and liabilities are classified as discontinued operations as of June 30, 2026 and December 31, 2025 in the accompanying Consolidated Balance Sheets. Assets remaining in continuing operations consist of the Company’s cost method investment in Direct Dermatology, Inc. (“DirectDerm”) and computers.

At September 30, 2025, the Company recognized $26,472,407 of asset impairment charges in connection with the discontinuation of THP, which included $18,327,414 of intangible assets net of accumulated amortization, $3,772,146 of developed technology and $4,372,847 of internal use software. These assets were disposed of and written down to a zero basis, as attempts to sell or find investors in the assets failed and there is no salvage value for the individual assets if sold separately. The intangible assets were primarily related to the Pixalere and Precision Healing transactions described below.

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

Effective January 2, 2025, the Company entered into a series of agreements whereby Pixalere Canada redeemed the Company’s Pixalere Shares, and, in exchange, the Company received additional rights related to the Pixalere System to be utilized in the THP technology platform (the “Pixalere Redemption”). Specifically, the Company’s exclusive license agreement for the Pixalere System was amended to provide the Company (i) possession, control and ability to modify a copy of the source code used in the Pixalere System, (ii) the ability to use, license, sublicense or sell the licensed software in additional territories outside of the United States and (iii) all de-identified patient data owned by Pixalere Canada. In addition, as part of the Pixalere Redemption, Pixalere USA redeemed Pixalere Canada’s equity ownership in Pixalere USA.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised. There are 10,218 stock options remaining to be exercised as of June 30, 2026.

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

The following table provides the components of assets and liabilities related to discontinued operations that were included in the Company’s Consolidated Balance Sheets for the periods presented:

	June 30,	December 31,
	2026	2025
Current assets
Accounts receivable, net	$1,200	$16,200
Prepaids	4,003	51,663
Current assets related to discontinued operations	$5,203	$67,863

Current liabilities
Accrued bonuses and commissions (1)	$342,705	$1,125,371
Accrued royalties and expenses	2,880	108,107
Current liabilities related to discontinued operations	$345,585	$1,233,478

(1)	Accrued bonuses and commissions is comprised of severance for terminated THP employees.

The assets and liabilities included in discontinued operations represent balances that are expected to be collected and expenses to be paid as part of the winding down of THP.

The following table provides the operating results of discontinued operations that were included in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$-	$26,582	$16,358	$26,582

Operating expenses
Selling, general, and administrative	41,720	1,918,875	297,162	4,230,277
Research and development	-	200,679	-	364,458
Depreciation and amortization(1)	-	425,685	-	856,063
Total operating expenses	41,720	2,545,239	297,162	5,450,798

Operating loss	(41,720)	(2,518,657)	(280,804)	(5,424,216)

Other income (expense)
Other income(2)	-	-	300,000	-
Loss on disposal of property and equipment	-	-	-	(1,258)
Total other income (expense)	-	-	300,000	(1,258)

Net income (loss) from discontinued operations	$(41,720)	$(2,518,657)	$19,196	$(5,425,474)

(1)	Depreciation expense of $7,021 and $12,482 was reclassified as continuing operations in the three and six months ended June 30, 2025, respectively, and is therefore no longer reflected in discontinued operations.

(2)	Other income relates to due diligence payments received to compensate the Company for costs incurred to maintain limited operations of certain software, technology and cloud related services while an interested party conducted its due diligence. In March 2026, the due diligence period ended and was not extended.

The following table provides operating, investing and financing cash flow information for discontinued operations for the periods presented:

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Depreciation and amortization	$-	$856,063
Loss on disposal of property and equipment	-	1,258
Share-based compensation	-	155,802
Accounts receivable, net	15,000	(8,700)
Prepaid and other assets	47,660	(329,506)
Accrued royalties and expenses	(105,227)	277,836
Accrued bonuses and commissions	(782,666)	(337,607)
Investing Activities:
Purchases of property and equipment	$-	$(3,368,324)
CarePICS Acquisition	-	(2,122,146)
Financing Activities:
Payoff of debt assumed in CarePICS Acquisition	$-	$(1,650,000)
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$-	$2,084,278
Earnout liability generated by CarePICS Acquisition	-	1,355,603

NOTE 4 — CAREPICS ACQUISITION

On April 1, 2025 (the “CarePICS Closing Date”), the Company entered into a Unit Purchase Agreement (the “CarePICS Purchase Agreement”), by and among the Company, Tissue Health Plus, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Purchaser”), CarePICS, LLC (“CarePICS”), the holders of CarePICS’s outstanding units (each, a “Seller” and collectively, the “Sellers”) and Paul Schubert, in his capacity as the representative of the Sellers, pursuant to which the Purchaser purchased all of the issued and outstanding equity interests of CarePICS (the “Units”) from the Sellers (the “CarePICS Acquisition”). On the CarePICS Closing Date, the parties to the CarePICS Purchase Agreement completed the CarePICS Acquisition and CarePICS became an indirect wholly owned subsidiary of the Company.

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

NOTE 5 — GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2024	$3,601,781
Acquisitions	-
Balance as of December 31, 2025	3,601,781
Acquisitions	-
Balance as of June 30, 2026	$3,601,781

In connection with the change in reportable operating segments in the second quarter of 2024, the Company reassessed goodwill as the single segment is presented in this report. The Company’s assessment determined that these changes, or any other matters noted, including the decision to discontinue THP in mid-September 2025, did not alter the Company’s conclusion that goodwill was not impaired as of June 30, 2026.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$16,062,801	$(3,161,204)	$12,901,597	$16,297,802	$(2,663,001)	$13,634,801
Customer relationships and other	7,260,008	(4,193,579)	3,066,429	7,260,008	(3,676,205)	3,583,803
Licenses	2,750,000	(1,441,013)	1,308,987	2,750,000	(1,327,931)	1,422,069
Total	$26,072,809	$(8,795,796)	$17,277,013	$26,307,810	$(7,667,137)	$18,640,673

As of June 30, 2026, the weighted-average amortization period for finite-lived intangible assets was 12.5 years. Amortization expense related to intangible assets was $583,260 and $643,196 for the three months ended June 30, 2026 and 2025, respectively, and $1,128,659 and $1,290,970 for the six months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets included in discontinued operations was $425,685 and $856,063 for the three and six months ended June 30, 2025, respectively.

The estimated remaining amortization expense as of June 30, 2026 for finite-lived intangible assets is as follows:

Remainder of 2026	$1,160,217
2027	2,320,435
2028	2,320,435
2029	1,809,364
2030	1,298,292
2031	1,298,292
Thereafter	7,069,978
Total	$17,277,013

NOTE 6 — INVESTMENTS IN EQUITY SECURITIES

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

BMI

On January 16, 2025, the Company entered into a share subscription and shareholders’ agreement (the “Subscription Agreement”), pursuant to which the Company made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and the previously disclosed convertible loan to BMI of $1.1 million (€1.0 million), were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. The Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025. Subsequent to such date, additional ordinary shares of BMI were sold to other outside investors, thereby decreasing the Company’s ownership of BMI to approximately 11.945% as of June 30, 2026.

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

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ChemoMouthpiece, LLC (“CMp”), pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to approximately 6.59% as of June 30, 2026. CMp is a privately held medical device company that develops and commercializes proprietary oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis. In 2025, CMp applied for a Medicare reimbursement code for its Chemo Mouthpiece oral cryotherapy device, and the application was not approved. CMp has the option to re-apply for the reimbursement code in the future, which it plans to do in the next review cycle. The Company is evaluating the impact of not receiving approval for Medicare reimbursement and will continue to review this investment quarterly for indicators of impairment.

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

As a result of CMp’s failure in 2025 to obtain a Medicare reimbursement code, the Company and InfuSystem delivered written notice of termination of the Distribution Agreement to CMp, which agreement was terminated in July 2026, pursuant to its terms. Termination of the Distribution Agreement also terminated the Intellectual Property Rights Agreement. Also in July 2026, the Company delivered written notice to InfuSystem exercising its right to dissolve SI Technologies effective 180 days following receipt of the notice, pursuant to the terms of the entity’s limited liability company agreement.

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

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of DirectDerm, representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of June 30, 2026. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments — Equity Securities, this investment was reported at cost as of June 30, 2026. Shares of DirectDerm were previously held by THP. In connection with the discontinuation of THP’s operations and the Company’s strategic shift to focus exclusively on products for use in the surgical market, management concluded that ownership of DirectDerm continues to be an asset with ongoing value for the Company. The shares of DirectDerm were excluded from the discontinued THP assets.

The following table summarizes the Company’s investments for the periods presented:

	June 30, 2026		December 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
Biomimetic Innovations Limited	$8,004,716	11.95%	$8,741,389	12.50%
ChemoMouthpiece, LLC	4,688,613	6.59%	4,841,695	6.59%
SI Healthcare Technologies, LLC	37,374	50.00%	43,774	50.00%
Total Equity Method Investments	$12,730,703		$13,626,858

Cost Method Investment
Direct Dermatology Inc.	$1,000,000		$1,000,000
Total Cost Method Investment	$1,000,000		$1,000,000

Total Investments	$13,730,703		$14,626,858

The following table summarizes the Company’s share of losses from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity Method Investments
Biomimetic Innovations Limited	$(366,471)	$(122,303)	$(736,673)	$(191,879)
ChemoMouthpiece, LLC	(67,177)	(80,452)	(153,082)	(154,484)
SI Healthcare Technologies, LLC	-	7,273	(6,400)	7,273
Total	$(433,648)	$(195,482)	$(896,155)	$(339,090)

NOTE 7 — OPERATING LEASES

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

As of June 30, 2026, the Company had two material operating leases for office space. The leases had remaining lease terms of 57 and 26 months as of June 30, 2026, respectively. For practical expediency, the Company has elected not to recognize ROU assets and lease liabilities related to short-term leases and to not separate lease and non-lease components.

The present value of the Company’s operating lease liabilities is presented below:

Maturity of Operating Lease Liabilities

June 30, 2026
Remainder of 2026	$311,561
2027	631,286
2028	596,412
2029	514,160
2030	521,805
2031	131,885
Thereafter	-
Total lease payments	2,707,109
Less imputed interest	(654,427)
Present Value of Lease Liabilities	$2,052,682

Operating lease liabilities – current	$383,153
Operating lease liabilities – long-term	1,669,529
$2,052,682

Right of use assets – operating leases	$1,909,278

The Company recorded lease expense of $152,770 and $128,629 for the three months ended June 30, 2026 and 2025, respectively, and $305,541 and $260,197 for the six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $308,435 and $259,786 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 13.3%.

NOTE 8 — DEBT AND CREDIT FACILITIES

CRG Term Loan Agreement

On April 17, 2024 (the “Closing Date”), the Company entered into a term loan agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto from time to time (collectively, the “Guarantors”), CRG Servicing LLC as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “CRG Term Loan Agreement”), providing for a senior secured term loan of up to $55.0 million (the “CRG Term Loan”). The CRG Term Loan Agreement initially provided for (i) a $15.0 million senior secured term loan that was borrowed on the Closing Date (the “First Borrowing”) and (ii) up to an aggregate of $40.0 million available for borrowing in two subsequent borrowings, provided that each such borrowing must be at least $5.0 million and occur between the Closing Date and June 30, 2025, subject to the satisfaction of certain conditions, including the Agent having received certain fees. The Company used a portion of the proceeds of the First Borrowing under the CRG Term Loan to extinguish the remaining balance under its previous term loan with Cadence Bank.

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

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.00% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at the election of the Company, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. The Company is required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, the Company is required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. The Company is also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement.

The Company paid $1,533,599 and $3,050,346 of interest in cash for the three and six months ended June 30, 2026, respectively, and recorded no paid-in-kind interest related to the CRG Term Loan for the three and six months ended June 30, 2026, reflecting the Company’s election to pay interest in cash rather than capitalizing and increasing the balance of the CRG Term Loan. For the three months ended June 30, 2025, the Company paid $889,784 of interest in cash and recorded $583,920 of interest paid-in-kind related to the CRG Term Loan. For the six months ended June 30, 2025, the Company paid $1,516,563 of interest in cash and recorded $995,244 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest for the three and six months ended June 30, 2025 was applied to the principal balance of the CRG Term Loan. The Company recorded $177,123 and $359,067 for the three and six months ended June 30, 2026, respectively, to interest expense related to the back-end fee. The Company recorded $201,411 and $377,490 for the three and six months ended June 30, 2025, respectively, to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets.

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

The table below presents the components of the Company’s outstanding debt for the periods presented:

	June 30, 2026	December 31, 2025
CRG Term Loan	$42,750,000	$42,750,000
Paid-in-kind interest	3,038,578	3,038,578
Back-end fee	1,497,465	1,138,398
Total Debt	47,286,043	46,926,976

Less: unamortized debt issuance costs	(808,956)	(956,039)

Long-term debt	$46,477,087	$45,970,937

The table below presents the aggregate maturities of the Company’s outstanding debt as of June 30, 2026:

Year	Total
Remainder of 2026	$-
2027	-
2028	-
2029	47,286,043
2030	-
2031	-
Thereafter	-
Total debt	$47,286,043

In connection with the CRG Term Loan, the Company incurred zero and $228,183 of debt issuance costs during the six months ended June 30, 2026 and year ended December 31, 2025, respectively. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Operations over the life of the debt to which they pertain. Debt issuance costs are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $147,083 and $132,821 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Future commitments under the terms of the BIAKŌS License Agreement include:

●	The Company pays Rochal a royalty of 2-4% of net sales. The minimum annual royalty due to Rochal increased to $150,000 in 2025.

●	The Company may pay additional royalties annually based on specific net profit targets from sales of the licensed products, subject to a maximum of $1,000,000 during any calendar year.

Unless previously terminated by the parties, the BIAKŌS License Agreement expires with the related patents in December 2031.

Under this agreement, royalty expense, which is recorded in cost of goods sold in the accompanying Consolidated Statements of Operations, was $70,265 and $47,935 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, royalty expense under this agreement was $129,146 and $85,435, respectively. The Company’s Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors, Ann Beal Salamone, is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of June 30, 2026.

Debrider License Agreement

In May 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”). No commercial sales or royalties have been recognized under this agreement as of June 30, 2026. Unless terminated or extended by the parties, the Debrider License Agreement will expire in October 2034.

In the quarter ended December 31, 2025, management determined that the debrider was no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025. In connection with the strategic realignment to focus on the surgical business, the Company is in the process of terminating the Debrider License Agreement with Rochal in order to focus on developing and commercializing the Company’s surgical product portfolio.

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

Pursuant to the BMI License Agreement, the Company was appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the Products for trauma indications inside the United States and its territories for an initial five-year term, which term may be automatically renewed for successive two-year periods at the Company’s discretion, provided that the Company is in compliance with its obligations thereunder. From January 16, 2025 until October 13, 2025, the Company had an option to negotiate exclusive distribution rights for the Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement. On June 18, 2025, pursuant to the BMI License Agreement, the Company exercised its option for exclusive distribution rights of the BMI Products for sports medicine, spine, arthroplasty, and craniomaxillofacial indications within the United States and its territories. On October 1, 2025, the Company and BMI entered into a first amendment to the BMI License Agreement to extend the option period through May 31, 2026 to provide more time to negotiate and finalize the terms of the additional fields in the contract territory. On May 6, 2026, the Company and BMI entered into a second amendment to the BMI License Agreement to further extend the option period through January 31, 2027.

The BMI License Agreement requires that the Company pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, the Company and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires the Company to pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a product. No royalties have been paid under this agreement as of June 30, 2026.

Subscription Agreement

In connection with the BMI License Agreement, on January 16, 2025, the Company entered into the Subscription Agreement. See Note 6 for more information regarding the BMI Subscription Agreement.

Applied Asset Purchase

On August 1, 2023, the Company closed the acquisition of assets from The Hymed Group Corporation and Applied Nutritionals, LLC (the “Applied Asset Purchase”) for an initial aggregate purchase price of $15.25 million, consisting of $9.75 million in cash and 73,809 shares of the Company’s common stock with an agreed upon value of $3.0 million, and $2.5 million in cash to be paid in four equal installments of $625,000 on each of the next four anniversaries of the closing date. The first, second and third of four installment payments of $625,000 were made in August 2024, 2025 and 2026, respectively.

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

Following the closing of the Applied Asset Purchase, the Company worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, the Company did not receive 510(k) clearance, a U.S. patent was not issued, and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement. After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of the Company’s refocus in strategy to prioritize expanding existing product platforms, in March 2026, the Company determined not to renew the Petito Services Agreement. On April 20, 2026, the Company delivered written notice to Dr. Petito that the Petito Services Agreement would not be renewed beyond its initial term. The Petito Services Agreement terminated effective August 1, 2026 pursuant to its terms. Since the contingent consideration liability relating to the Applied Asset Purchase is associated with the Petito Services Agreement, the Company determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero as of March 31, 2026.

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP had exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP would pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties would be calculated at a rate of 1.5% or 3.0%, depending on the type of product or technology developed. SCP would pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP would pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There were no material accounting impacts and no royalties paid related to this arrangement as of June 30, 2026.

In connection with the shift in strategy to focus on developing and commercializing the Company’s surgical product portfolio, on March 12, 2026, the Company delivered written notice to Tufts that terminated the exclusive license agreement, effective April 20, 2026. In July 2026, the Company dissolved SCP and eliminated the 10% equity ownership interest in SCP held by Tufts.

NOTE 10 — SHAREHOLDERS’ EQUITY

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

On June 12, 2024, the Company’s shareholders approved the 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. For the six months ended June 30, 2026, a total of 272,668 shares had been issued under the 2024 LTIP, net of 257 shares forfeited under the 2014 LTIP and 6,997 shares forfeited under the 2024 LTIP. As of June 30, 2026, there were 531,635 shares available for issuance under the 2024 LTIP.

Restricted Stock Awards

During the six months ended June 30, 2026, the Company issued restricted stock awards under the 2024 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 272,668 shares under the 2024 LTIP, net of forfeitures, of restricted common stock to employees, directors and certain advisors of the Company during the six months ended June 30, 2026. The fair value of these awards was $5,165,475 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense was $1,496,310 and $1,409,045 during the three months ended June 30, 2026 and 2025, respectively, and $2,524,645 and $2,584,541 during the six months ended June 30, 2026 and 2025, respectively, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations. Share-based compensation expense related to THP was $26,394 and $155,802 during the three and six months ended June 30, 2025, respectively, and is recorded in discontinued operations in the accompanying Consolidated Statements of Operations.

At June 30, 2026, there was $8,333,709 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock activity is presented below:

	Six Months Ended June 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	257,989	$34.99
Granted	279,922	19.13
Vested	(119,447)	34.52
Forfeited	(7,254)	26.21
Nonvested at June 30, 2026	411,210	$24.49

Stock Options

A summary of the status of outstanding stock options and changes is presented below:

	Six Months Ended June 30, 2026
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	10,218	$10.13
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2026	10,218	$10.13	4.4	$137,492

Exercisable at June 30, 2026	10,218	$10.13	4.4	$137,492

NOTE 11 — RELATED PARTIES

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

In May 2020, the Company executed a product license agreement with Rochal, whereby the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes. In the quarter ended December 31, 2025, management determined that the debrider was no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025.

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

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were $653 and $10,000 for the three months ended June 30, 2026 and 2025, respectively, and $1,503 and $30,000 for the six months ended June 30, 2026 and 2025, respectively, and are recorded in selling, general and administrative in the accompanying Consolidated Statements of Operations.

In June 2026, in connection with the Company’s shift in strategy to focus on soft tissue repair and bone fusion products for the surgical market, the Company terminated the Catalyst Services Agreement with Catalyst effective June 2, 2026. The Company did not pay a fee or penalty in connection with the termination of the Catalyst Services Agreement.

NOTE 12 — SEGMENT REPORTING

On September 2, 2025, the Company announced that Seth Yon, its President and Chief Commercial Officer, was appointed to the position of President and Chief Executive Officer, effective September 15, 2025. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”). The CODM reviews operating results and makes decisions about resource allocation. As described in Note 1, the THP segment met the accounting requirements to be classified as discontinued operations at September 30, 2025, and the Company no longer reports the THP segment. Accordingly, the Company has one reportable segment. The determination that the Company operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the Company’s CODM.

Net income (loss) is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. In addition to net income (loss), the CODM also uses Adjusted EBITDA for purposes of assessing financial performance and resource allocation. Adjusted EBITDA is a non-GAAP measure and is defined as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, noncash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, gains/losses on the disposal of property and equipment, executive separation costs, and acquisition and other transaction related costs, as each is applicable to the periods presented. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The CODM also reviews budget-to-actual variances for expenses on a monthly basis when making decisions about allocating resources to the segment. The measure of segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segment and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$28,136,757	$25,804,252	$55,935,291	$49,238,348
Cost of goods sold	1,981,347	1,937,282	3,904,936	3,772,249
General and administrative	5,733,083	3,956,788	10,607,704	8,001,999
Sales and marketing(1)	16,868,607	15,677,531	33,875,506	30,761,528
Research and development	1,154,232	1,056,796	1,913,824	2,007,155
Depreciation and amortization(2)	619,111	688,546	1,206,363	1,382,578
Other expense(3)	2,191,521	1,987,050	4,440,415	3,433,146
Net income (loss) from continuing operations	$(411,144)	$500,259	$(13,457)	$(120,307)
Adjusted EBITDA	$5,010,778	$4,719,827	$9,272,946	$7,414,885

(1)	For the three and six months ended June 30, 2026 and 2025, sales and marketing included compensation and benefits, commissions, travel and other sales and marketing expenses.

(2)	Depreciation expense of $7,021 and $12,482 was reclassified as continuing operations in the three and six months ended June 30, 2025, respectively, and is therefore no longer reflected in discontinued operations.

(3)	For the three and six months ended June 30, 2026, other expense included interest expense, share of losses from equity method investments and loss on disposal of property and equipment, offset by interest income. For the three months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments. For the six months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(411,144)	$500,259	$(13,457)	$(120,307)
Adjustments:
Interest expense	1,810,311	1,791,568	3,609,656	3,108,660
Depreciation and amortization(1)	619,111	688,546	1,206,363	1,382,578
Noncash share-based compensation	1,496,310	1,278,871	2,524,645	2,454,367
Share of losses from equity method investments	433,648	195,482	896,155	339,090
(Gain) loss on disposal of property and equipment	1,376	-	1,376	(10,932)
Interest income	(53,814)	-	(66,772)	(3,672)
Executive separation costs(2)	-	260,275	-	260,275
Acquisition and other transaction related costs(3)	1,114,980	4,826	1,114,980	4,826
Adjusted EBITDA	$5,010,778	$4,719,827	$9,272,946	$7,414,885

(1)	Depreciation expense of $7,021 and $12,482 was reclassified as continuing operations in the three and six months ended June 30, 2025, respectively, and is therefore no longer reflected in discontinued operations.

(2)	Includes $130,174 of share-based compensation related to executive separation costs for the three and six months ended June 30, 2025.

(3)	Acquisition and other transaction related costs are comprised of legal and advisory services related to prospective acquisitions and corporate strategic initiatives.

NOTE 13 — SUBSEQUENT EVENTS

Agreement and Plan of Merger

On July 29, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, MiMedx Group, Inc., a Florida corporation (“Parent”), and Mustang Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Parent (“Merger Subsidiary”). Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

Merger Consideration

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than (i) shares held by a holder who is entitled to demand and properly demands appraisal of such shares in accordance with Chapter 10, Subchapter H of the Texas Business Organizations Code and (ii) shares held by the Company, Parent or any of their respective subsidiaries (each, an “Excluded Company Share”)), will be cancelled and converted into the right to receive $33.00 per share in cash, without interest (the “Per Share Cash Consideration”), and 0.4735 shares (the “Per Share Stock Consideration,” and together with the Per Share Cash Consideration, the “Merger Consideration”) of common stock, par value $0.001 per share, of Parent (the “Parent Common Stock”).

The shares of Parent Common Stock to be issued in connection with the Merger will be listed on the Nasdaq Stock Market. In connection with the issuance of Parent Common Stock as Merger Consideration, Parent will file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Registration Statement”), which will include the proxy statement of the Company for its shareholder meeting relating to the Merger and related transactions.

Treatment of Equity Awards

Pursuant to the Merger Agreement, immediately prior to the Effective Time, (i) each share of restricted company stock of the Company granted pursuant to the Sanara MedTech Inc. Restated 2014 Omnibus Long-Term Incentive Plan, the Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan, or otherwise, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time and which is subject to restrictions on transfer and/or forfeiture (the “Company Restricted Stock”), will automatically be canceled and converted automatically into the right to receive from the Company, at or promptly after the Effective Time, an amount (a) in cash (less applicable tax withholdings) equal to the Per Share Cash Consideration and (b) a number of shares of Parent Common Stock equal to the Per Share Stock Consideration (the “Restricted Stock Consideration”); and (ii) immediately prior to the Effective Time, each option that represents the right to acquire common stock of the Company that is outstanding as of immediately prior to the Effective Time (each, a “Company Option”) shall, by virtue of the Merger and without any action on the part of the Company, Parent or the holder of such Company Option, automatically be cancelled and converted automatically into the right to receive from the Company, at or promptly after the Effective Time, an amount in cash (less applicable taxes) equal to the Merger Consideration (with the Per Share Stock Consideration based on the closing price of the shares of Parent Common Stock on the last trading day prior to the closing date of the Merger) less the exercise price payable in respect of such Company Option.

Conditions to the Transactions

The closing of the Merger is subject to the satisfaction of various customary closing conditions, including, among others, the adoption and approval of the Merger Agreement by the Company’s shareholders, the Registration Statement being declared effective by the SEC and receipt of required regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Other Terms

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company’s business between the signing of the Merger Agreement and the completion of the Merger.

The Merger Agreement also contains customary termination provisions, including the right of either party to terminate the agreement under specified circumstances, including if the Merger is not consummated on or before July 29, 2027 (the “End Date”), provided that either the Company or Parent may extend the End Date to January 29, 2028 in the event that (i) the requisite antitrust approvals have not been obtained, (ii) required shareholder approval is not obtained, or (iii) certain closing conditions are not satisfied. In addition, upon termination of the Merger Agreement under specified circumstances, including if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company would be required to pay Parent a termination fee of $9,660,336. Furthermore, Parent will be required to pay to the Company a termination fee of $22,540,785 if the Company terminates the Merger Agreement because of a failure of Parent to consummate the Merger when required to do so by the Merger Agreement. In no event will either party be required to pay its applicable termination fee on more than one occasion.

If the Merger Agreement is consummated, the Company will become a private company and the Company’s common stock will be delisted from The Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934, as amended. No adjustments have been made to the accompanying financial statements related to the Merger transaction.

Voting Agreement

Concurrently with the execution of the Merger Agreement, Parent entered into a voting agreement (the “Voting Agreement”) with the Company and certain shareholders of the Company (the “Specified Shareholders”). Pursuant to the Voting Agreement, each of the Specified Shareholders agreed, among other things, to vote, or cause to be voted, all of the shares beneficially owned by such Specified Shareholder (the “Subject Shares”) in favor of the adoption of the Merger Agreement and against any alternative acquisition proposal, in each case, subject to certain conditions.

As of the date of the Merger Agreement, the Specified Shareholders collectively held approximately 38.9% of the total voting power of the Company. The Voting Agreement also contains customary termination provisions and restrictions on, among other things, the transfer of the Subject Shares held by the Specified Shareholders.

Termination of CMp Distribution and Intellectual Property Rights Agreements and Termination of SI Technologies

In July 2026, the Company and InfuSystem terminated the Distribution Agreement with CMp pursuant to its terms. Termination of the Distribution Agreement also terminated the Intellectual Property Rights Agreement. Also in July 2026, the Company delivered written notice to InfuSystem exercising its right to dissolve SI Technologies effective 180 days following receipt of the notice, pursuant to the terms of the entity’s limited liability company agreement. As a result, the Company wrote down the carrying value of its investment in SI Technologies to zero in July 2026.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance, including topics such as new products under development. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	shortfalls in forecasted revenue growth;

●	our ability to meet our future capital requirements;

●	our ability to maintain compliance with our debt obligations;

●	our ability to consummate the previously announced merger transaction with MiMedx Group, Inc. and realize the anticipated benefits and synergies expected from the Merger (as defined in Recent Developments below) once consummated;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules and regulations relating to the labeling, marketing and sale of our products, and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

Tufts University License Agreement

On December 20, 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP had exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP would pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties would be calculated at a rate of 1.5% or 3.0%, depending on the type of product or technology developed. SCP would pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP would pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There were no material accounting impacts and no royalties paid related to this arrangement as of June 30, 2026.

In connection with the shift in strategy to focus on developing and commercializing our surgical product portfolio, on March 12, 2026, we delivered written notice to Tufts that terminated the exclusive license agreement, effective April 20, 2026. In July 2026, we dissolved SCP and eliminated the 10% equity ownership interest in SCP held by Tufts.

RECENT DEVELOPMENTS

Vizient Innovative Technology Contract

On January 7, 2026, we announced that our BIASURGE product received an Innovative Technology contract from Vizient Inc. (“Vizient”), the nation’s largest provider-driven healthcare performance improvement company. The contract was awarded based on the recommendation of BIASURGE by hospital experts who serve on one of Vizient’s client-led councils, and it signifies to Vizient clients BIASURGE’s unique qualities that potentially bring improvement to the healthcare industry. The Innovative Technology contract offers Vizient’s extensive network of healthcare facility customers access to BIASURGE at contracted pricing and pre-negotiated terms, effective January 1, 2026.

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

Agreement and Plan of Merger

On July 29, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MiMedx Group, Inc., a Florida corporation (“Parent”), and Mustang Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Parent (“Merger Subsidiary”). Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The Merger is expected to close by the end of the year, subject to approval by our shareholders, the receipt of required regulatory approvals and other customary closing conditions.

At the effective time of the Merger, each issued and outstanding share of our common stock (other than certain excluded shares and shares held by shareholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $33.00 per share in cash, without interest (the “Per Share Cash Consideration”), and 0.4735 shares (the “Per Share Stock Consideration,” and together with the Per Share Cash Consideration, the “Merger Consideration”) of common stock, par value $0.001, of Parent (the “Parent Common Stock”). In addition, at or immediately prior to the effective time of the Merger, our outstanding restricted stock will be cancelled and converted into the right to receive the per share Merger Consideration and our outstanding stock options will be cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration (with the value of the Per Share Stock Consideration based on the closing price of the shares of Parent Common Stock on the last trading day prior to the closing date of the Merger) less the exercise price payable in respect of such stock option, in each case, subject to the terms of the Merger Agreement.

The closing of the Merger is subject to the satisfaction of various customary closing conditions, including, among others, the adoption and approval of the Merger Agreement by our shareholders, and a registration statement on Form S-4 being declared effective by the Securities and Exchange Commission (the “SEC”) and receipt of required regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Merger Agreement also contains customary termination provisions, including the right of either party to terminate the agreement under specified circumstances, including if the Merger is not consummated on or before July 29, 2027, subject to extension under certain conditions.

In addition, upon termination of the Merger Agreement under specified circumstances, including if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we would be required to pay Parent a termination fee of $9,660,336. Furthermore, Parent will be required to pay us a termination fee of $22,540,785 if we terminate the Merger Agreement because of a failure of Parent to consummate the Merger when required to do so by the Merger Agreement.

A copy of the Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K/A dated August 11, 2026. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

See Note 13, “Subsequent Events” in Item 1. of this Quarterly Report on Form 10-Q for further details regarding the pending Merger.

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

Revenue streams from product sales are summarized below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Soft tissue repair products	$25,242,592	$22,661,457	$50,185,537	$43,193,897
Bone fusion products	2,894,165	3,142,795	5,749,754	6,044,451
Total Net Revenue	$28,136,757	$25,804,252	$55,935,291	$49,238,348

Cost of Goods Sold

Cost of goods sold consists primarily of finished goods purchases, raw material costs for certain components sourced directly by us, shipping and handling and all related royalties due as a result of the sale of our products. Our gross profit represents total net revenue less the cost of goods sold, and gross margin represents gross profit expressed as a percentage of total revenue.

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

RESULTS OF OPERATIONS

The following table presents certain information about our results from continuing operations and Adjusted EBITDA (as described below) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$28,136,757	$25,804,252	$55,935,291	$49,238,348
Cost of goods sold	1,981,347	1,937,282	3,904,936	3,772,249
Selling, general and administrative	22,601,690	19,634,319	44,483,210	38,763,527
Research and development	1,154,232	1,056,796	1,913,824	2,007,155
Depreciation and amortization(1)	619,111	688,546	1,206,363	1,382,578
Other expense(2)	2,191,521	1,987,050	4,440,415	3,433,146
Net income (loss) from continuing operations	$(411,144)	$500,259	$(13,457)	$(120,307)
Adjusted EBITDA(3)	$5,010,778	$4,719,827	$9,272,946	$7,414,885

(1)	Depreciation expense of $7,021 and $12,482 was reclassified as continuing operations in the three and six months ended June 30, 2025, respectively, and is therefore no longer reflected in discontinued operations.

(2)	For the three and six months ended June 30, 2026, other expense included interest expense, share of losses from equity method investments and loss on disposal of property and equipment, offset by interest income. For the three months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments. For the six months ended June 30, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

(3)	Adjusted EBITDA is a non-GAAP financial measure. For more information, see the “Adjusted EBITDA” section below.

Net Revenue. For the three months ended June 30, 2026, we generated net revenue of $28.1 million compared to $25.8 million for the three months ended June 30, 2025, a 9% increase over the prior year period. For the six months ended June 30, 2026, we generated net revenue of $55.9 million compared to $49.2 million for the six months ended June 30, 2025, a 14% increase over the prior year period. Higher net revenue for the three months ended June 30, 2026 was driven by an increase of $2.6 million, or 11%, in sales of soft tissue repair products, including CellerateRX Surgical, BIASURGE and FORTIFY TRG, offset by a slight decrease of $0.2 million, or 8%, in sales of bone fusion products. Higher net revenue for the six months ended June 30, 2026 was driven by an increase of $7.0 million, or 16%, in sales of soft tissue repair products, including CellerateRX Surgical, BIASURGE and FORTIFY TRG, offset by a slight decrease of $0.3 million, or 5%, in sales of bone fusion products. These increases were supported by increased market penetration, geographic expansion and our strategy to continue expanding and developing our independent distribution network in both new and existing U.S. markets.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2026 was $2.0 million compared to $1.9 million for the three months ended June 30, 2025. Cost of goods sold for the six months ended June 30, 2026 was $3.9 million compared to $3.8 million for the six months ended June 30, 2025. Higher cost of goods sold in the three and six months ended June 30, 2026 was related to the increase in net revenue of CellerateRX Surgical.

Gross Profit. We generated gross profit of $26.2 million for the three months ended June 30, 2026 compared to $23.9 million for the three months ended June 30, 2025, a 10% increase over the prior year period. We generated gross profit of $52.0 million for the six months ended June 30, 2026 compared to $45.5 million for the six months ended June 30, 2025, a 14% increase over the prior year period. Gross margin was approximately 93% and 92% for the three and six months ended June 30, 2026 and 2025, respectively. Higher gross profit and margin for the three and six months ended June 30, 2026 was primarily due to the net revenue growth factors above and product mix.

Selling, general and administrative. SG&A for the three months ended June 30, 2026 was $22.6 million compared to $19.6 million for the three months ended June 30, 2025. SG&A for the six months ended June 30, 2026 was $44.5 million compared to $38.8 million for the six months ended June 30, 2025. Higher SG&A in the three months ended June 30, 2026 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $1.2 million of the increase, approximately $0.6 million related to compensation expense and approximately $1.1 million related to legal and advisory services associated with corporate strategic initiatives. Higher SG&A in the six months ended June 30, 2026 was primarily due to increased direct sales and marketing expenses, which accounted for approximately $3.1 million of the increase, approximately $1.1 million related to compensation expense, approximately $1.1 million related to legal and advisory services associated with corporate strategic initiatives and approximately $0.2 million related to contracted services.

Research and development. R&D for the three months ended June 30, 2026 was $1.2 million compared to $1.1 million for the three months ended June 30, 2025. R&D for the six months ended June 30, 2026 was $1.9 million compared to $2.0 million for the six months ended June 30, 2025. Higher R&D for the three months ended June 30, 2026 and lower R&D for the six months ended June 30, 2026 was primarily due to the timing of product enhancement initiatives associated with our soft tissue repair products when compared to the three and six months ended June 30, 2025.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2026 was $0.6 million compared to $0.7 million for the three months ended June 30, 2025. Depreciation and amortization for the six months ended June 30, 2026 was $1.2 million compared to $1.4 million for the six months ended June 30, 2025.

Other income (expense). Other expense for the three months ended June 30, 2026 was $2.2 million compared to $2.0 million for the three months ended June 30, 2025. Other expense for the six months ended June 30, 2026 was $4.4 million compared to $3.4 million for the six months ended June 30, 2025. The increase in other expense for the three and six months ended June 30, 2026 was primarily due to higher interest expense related to the CRG Term Loan and our share of losses from equity method investments.

Net income (loss) from continuing operations. For the three months ended June 30, 2026, we had a net loss from continuing operations of $0.4 million compared to net income from continuing operations of $0.5 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, we had a net loss from continuing operations of $13,457 compared to a net loss from continuing operations of $0.1 million for the six months ended June 30, 2025. Net loss from continuing operations for the three and six months ended June 30, 2026 was primarily due to higher SG&A, interest expense related to the CRG Term Loan and share of losses from equity method investments, partially offset by net revenue growth.

Net income (loss) from discontinued operations. As a result of our decision to discontinue THP, the operating results of THP are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Net loss from discontinued operations for the three months ended June 30, 2026 was $41,720 compared to a net loss from discontinued operations of $2.5 million for the three months ended June 30, 2025. Net income from discontinued operations for the six months ended June 30, 2026 was $19,196 compared to a net loss from discontinued operations of $5.4 million for the six months ended June 30, 2025.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, gains/losses on the disposal of property and equipment, executive separation costs, and acquisition and other transaction related costs, as each is applicable to the periods presented. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss) from continuing operations, cash flow and other measures of financial performance reported in accordance with GAAP.

We believe Adjusted EBITDA is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Accordingly, we adjust for certain items when calculating Adjusted EBITDA because we believe that such items are not related to our core business operations. We do not, nor do we suggest that investors should consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures are that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances. We present these non-GAAP financial measures to provide investors with information to evaluate our operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(411,144)	$500,259	$(13,457)	$(120,307)
Adjustments:
Interest expense	1,810,311	1,791,568	3,609,656	3,108,660
Depreciation and amortization(1)	619,111	688,546	1,206,363	1,382,578
Noncash share-based compensation	1,496,310	1,278,871	2,524,645	2,454,367
Share of losses from equity method investments	433,648	195,482	896,155	339,090
(Gain) loss on disposal of property and equipment	1,376	-	1,376	(10,932)
Interest income	(53,814)	-	(66,772)	(3,672)
Executive separation costs(2)	-	260,275	-	260,275
Acquisition and other transaction related costs(3)	1,114,980	4,826	1,114,980	4,826
Adjusted EBITDA	$5,010,778	$4,719,827	$9,272,946	$7,414,885

(1)	Depreciation expense of $7,021 and $12,482 was reclassified as continuing operations in the three and six months ended June 30, 2025, respectively, and is therefore no longer reflected in discontinued operations.

(2)	Includes $130,174 of share-based compensation related to executive separation costs for the three and six months ended June 30, 2025.

(3)	Acquisition and other transaction related costs are comprised of legal and advisory services related to prospective acquisitions and corporate strategic initiatives.

For the three months ended June 30, 2026, our Adjusted EBITDA was $5.0 million compared to $4.7 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, our Adjusted EBITDA was $9.3 million compared to $7.4 million for the six months ended June 30, 2025. Higher Adjusted EBITDA in 2026 was primarily due to net revenue growth offset by increases in SG&A.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2026 was $15.4 million, compared to $16.6 million at December 31, 2025. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. Based on our current plan of operations, we believe our cash and cash equivalents, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses and capital expenditures for at least the next 12 months.

We expect our future needs for cash to include further development of our product portfolio, clinical studies, and repayment of debt as it becomes due and for general corporate purposes.

Our cash outlay associated with winding down THP for the three and six months ended June 30, 2026 was $0.4 million and $0.8 million, respectively. We do not anticipate material cash spend related to winding down THP for the remainder of 2026.

Applied Asset Purchase

On August 1, 2023, we entered into an asset purchase agreement (the “Applied Purchase Agreement”) by and among the Company, Sanara MedTech Applied Technologies, LLC (“SMAT”), The Hymed Group Corporation and Applied Nutritionals, LLC (together with The Hymed Group Corporation, the “Applied Sellers”), and Dr. George D. Petito (the “Owner”), pursuant to which SMAT acquired certain assets of the Applied Sellers and the Owner, including, among others, the Applied Sellers’ and Owner’s intellectual property, manufacturing and related equipment, inventory, rights and claims, other than certain excluded assets (the “Applied Purchased Assets”) and assumed certain Assumed Liabilities (as defined in the Applied Purchase Agreement) upon the terms and subject to the conditions set forth in the Applied Purchase Agreement. The Applied Purchased Assets were purchased for an initial aggregate purchase price of $15.25 million, consisting of (i) $9.75 million in cash (the “Cash Closing Consideration”), (ii) 73,809 shares of our common stock, with an agreed upon value of $3.0 million (the “Stock Closing Consideration”) and (iii) $2.5 million in cash, to be paid in four equal installments on each of the four anniversaries following the Closing (the “Installment Payments”). The first, second and third of four Installment Payments of $625,000 were made in August 2024, 2025 and 2026, respectively.

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

Following the closing of the Applied Asset Purchase, we worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, we did not receive 510(k) clearance, a U.S. patent was not issued, and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement. After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of our refocus in strategy to prioritize expanding existing product platforms, on March 31, 2026, we determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero.

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

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.00% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing, $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing and $183,750 of upfront fees on March 31, 2025 related to the Third Borrowing. As of June 30, 2026, there was $46.5 million of principal outstanding under the CRG Term Loan. Although the CRG Term Loan permits certain interest to be paid-in-kind, we elected to pay all interest accrued during the three and six months ended June 30, 2026 in cash rather than adding such amount to the outstanding principal balance.

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

As of June 30, 2026, we were in compliance with all debt covenants.

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

Pursuant to the BMI License Agreement, we were appointed by BMI as the exclusive distributor to promote, market, offer to sell, transfer, distribute and sell the BMI Products for trauma indications inside the United States and its territories for an initial five-year term, which may be automatically renewed for successive two-year periods at our discretion, provided that we are in compliance with our obligations thereunder (the “BMI Term”). From January 16, 2025 until October 13, 2025, we had an option to negotiate exclusive distribution rights for the BMI Products in additional fields and/or additional territories on substantially the same terms as those set forth in the BMI License Agreement. On June 18, 2025, pursuant to the BMI License Agreement, we exercised our option for exclusive distribution rights of the BMI Products for sports medicine, spine, arthroplasty, and craniomaxillofacial indications within the United States and its territories. On October 1, 2025, we and BMI entered into a first amendment to the BMI License Agreement to extend the option period through May 31, 2026 to provide more time to negotiate and finalize the terms of the additional fields in the contract territory. On May 6, 2026, the Company and BMI entered into a second amendment to the BMI License Agreement to further extend the option period through January 31, 2027.

The BMI License Agreement requires that we pay BMI royalties of 3% of OsStic Net Sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires that we pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product (as defined in the agreement). No royalties have been paid under this agreement as of June 30, 2026.

In connection with the BMI License Agreement, on January 16, 2025, we entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), by and among us, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and our previously disclosed convertible loan to BMI of $1.1 million (€1.0 million) were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025. Subsequent to such date, additional ordinary shares of BMI were sold to other outside investors, thereby decreasing our ownership of BMI to approximately 11.945% as of June 30, 2026.

Cash Flow Analysis

For the six months ended June 30, 2026, net cash used in operating activities was $0.4 million compared to net cash provided by operating activities of $0.7 million for the six months ended June 30, 2025. The increase in net cash used in operating activities during the six months ended June 30, 2026 was primarily due to the timing of commissions payments, higher cash interest expense resulting from a larger outstanding debt balance compared to the prior-year period and the absence of paid-in-kind interest.

For the six months ended June 30, 2026, net cash used in investing activities was $49,052 compared to $9.1 million used in investing activities for the six months ended June 30, 2025. Cash used in investing activities during the six months ended June 30, 2026 related primarily to leasehold improvements and equipment.

For the six months ended June 30, 2026, net cash used in financing activities was $0.7 million compared to $9.5 million provided by financing activities for the six months ended June 30, 2025. Cash used in financing activities during the six months ended June 30, 2026 related primarily to net settlements of equity-based awards.

Refer to Note 3 to the consolidated financial statements, “Discontinued Operations,” for the operating, investing and financing cash flow information related to the discontinuation of THP.

MATERIAL TRANSACTIONS WITH RELATED PARTIES

Consulting Agreement

In July 2021, we entered into an asset purchase agreement with Rochal Industries, LLC (“Rochal”), a related party. Concurrent with the Rochal asset purchase, we entered into a consulting agreement with Ann Beal Salamone pursuant to which Ms. Salamone agreed to provide us with consulting services with respect to, among other things, writing new patents, conducting patent intelligence and participating in certain grant and contract reporting. In consideration of the consulting services to be provided to us, Ms. Salamone is entitled to receive an annual consulting fee of $177,697, with payments to be issued once per month. The consulting agreement had an initial term of three years. Effective July 13, 2024, the consulting agreement with Ms. Salamone was amended to provide that the initial term shall be automatically renewed for successive one-year terms for up to three successive years unless earlier terminated by either party without cause at any time, provided that the terminating party provides 90 days advance written notice of termination. Ms. Salamone is a director of the Company and is a significant shareholder and the current Chair of the board of directors of Rochal.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were $653 and $10,000 for the three months ended June 30, 2026 and 2025, respectively, and $1,503 and $30,000 for the six months ended June 30, 2026 and 2025, respectively.

In June 2026, in connection with the Company’s shift in strategy to focus on soft tissue repair and bone fusion products for the surgical market, the Company terminated the Catalyst Services Agreement with Catalyst effective June 2, 2026. The Company did not pay a fee or penalty in connection with the termination of the Catalyst Services Agreement.

Receivables and Payables

We had no outstanding related party receivables or related party payables at June 30, 2026 and December 31, 2025. The related party payables balance for December 31, 2025 has been reclassified and is included in accounts payable in the accompanying Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information concerning our risk factors, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

The Merger with MiMedx may not be consummated even if our shareholders approve the Merger.

The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring, even though our shareholders may have voted to approve the Merger. We cannot predict with certainty whether and when any of the conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Merger. In addition, we can agree with MiMedx not to consummate the Merger even if our shareholders approve the Merger and the conditions to the closing of the Merger are otherwise satisfied.

The announcement and pendency of the Merger and the other transactions contemplated by the Merger Agreement, whether or not completed, may adversely affect our business.

The announcement and pendency of the Merger may adversely affect the trading price of our common stock, our business or our relationships with our suppliers, agents, distributors, consultants and employees. Third parties may be unwilling to enter into material agreements with respect to our business in light of the proposed Merger. In addition, new or existing customers, suppliers and business partners of ours may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, our employees may become concerned about the future of our business and lose focus or seek other employment.

While the Merger Agreement with MiMedx is in effect, we may be limited in our ability to pursue attractive business opportunities.

While the Merger Agreement with MiMedx is in effect, we are prohibited from, without MiMedx’s consent, taking certain actions with respect to our business and financial affairs pending completion of the Merger or termination of the Merger Agreement. In addition, our management continues to devote substantial time and other resources to the Merger and related matters, which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, standalone projects and other transactions. If we are unable to pursue such other attractive business opportunities, our growth prospects and the long-term strategic position of our business could be adversely affected.

Furthermore, the uncertainty surrounding the approval of the Merger may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of the Merger may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

If the Merger with MiMedx does not occur, we will not benefit from the expenses we have incurred in the pursuit of the Merger.

The Merger with MiMedx may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur significant Merger-related expenses, consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Merger is not completed. In addition, if the Merger Agreement is terminated under specified circumstances, we will be required to pay certain Merger-related expenses of MiMedx.

We may be subject to class action lawsuits relating to the Merger, which could materially adversely affect our business, financial condition and operating results.

Our directors and officers may be subject to class action lawsuits relating to the Merger and other additional lawsuits that may be filed. Such litigation is very common in connection with dispositions of public companies, regardless of any merits related to the underlying disposition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any court or governmental entity of competent jurisdiction. Consequently, if any lawsuit is filed challenging the Merger and is successful in obtaining an injunction preventing the parties to the Merger

Agreement from consummating the Merger, such injunction may prevent the Merger from being completed in the expected time frame, or at all.

Failure to complete, or significant delays in completing, the Merger with MiMedx could negatively affect the trading prices of our common stock and our future business and financial results.

Completion of the Merger is not assured and is subject to risks, including the risks that approval of the Merger by our shareholders is not obtained or that other closing conditions are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

●	we may be liable for damages to MiMedx under the terms and conditions of the Merger Agreement, including payment of the $9,660,336 termination fee;
●	negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;
●	having to pay certain significant costs relating to the Merger; and
●	the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

The Merger with MiMedx is a taxable transaction and the resulting tax liability of a shareholder, if any, will depend on each such shareholder’s particular situation.

The receipt of MiMedx common stock, cash or a combination of MiMedx common stock and cash as Merger consideration in exchange for our common stock in the Merger will be treated as a taxable sale by such holders of such common stock for U.S. federal income tax purposes. The amount of gain or loss recognized by each shareholder in the Merger will vary depending on each shareholder’s particular situation, including the value of the MiMedx common stock and/or amount of cash received by each shareholder as Merger consideration in the Merger, the adjusted tax basis of the common stock exchanged by each shareholder in the Merger, and the amount of any suspended passive losses that may be available to a particular shareholder to offset a portion of the gain recognized by the shareholder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table summarizes our share repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2026	769	$18.63	-	-
May 1 - May 31, 2026	3,852	$21.06	-	-
June 1 - June 30, 2026	1,401	$23.59	-	-
Total	6,022		-	-

(1)	Shares purchased during the period were transferred to the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of restricted stock awards during the period. The Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan allows us to withhold the number of shares having the fair value equal to the tax withholding due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this report or incorporated herein by reference.

Exhibit No.	Description
2.1#	Asset Purchase Agreement, dated July 14, 2021, by and between Sanara MedTech Inc., as Purchaser, and Rochal Industries, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

2.2#	Agreement and Plan of Merger, dated April 1, 2022, by and among Sanara MedTech Inc., United Wound and Skin Solutions, LLC, Precision Healing Inc., PH Merger Sub I, Inc., PH Merger Sub II, LLC and Furneaux Capital Holdco, LLC (d/b/a BlueIO) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022).

2.3#	Membership Interest Purchase Agreement, dated July 1, 2022, by and among Sanara MedTech Inc., Scendia Biologics, LLC and Ryan Phillips (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

2.4#	Asset Purchase Agreement, dated August 1, 2023, by and among Sanara MedTech Inc., Sanara MedTech Applied Technologies, LLC, The Hymed Group Corporation, Applied Nutritionals, LLC and Dr. George D. Petito (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

2.5#	Unit Purchase Agreement, dated April 1, 2025, by and among Sanara MedTech Inc., Tissue Health Plus, LLC, CarePICS, LLC, the sellers listed on the signature pages thereto and Paul Schubert (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

2.6#	Agreement and Plan of Merger, dated as of July 29, 2026, by and among Sanara MedTech Inc., MiMedx Group, Inc., and Mustang Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 11, 2026).

3.1	Amended and Restated Certificate of Formation of Sanara MedTech Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

10.1#	Voting Agreement, dated as of July 29, 2026, by and among MiMedx Group, Inc., Sanara MedTech Inc., and certain stockholders identified in an exhibit thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 11, 2026).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Insider Trading Policy

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sanara MedTech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANARA MEDTECH INC.

August 11, 2026	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

