Form 10-Q
period 2026-09-30
Sanara MedTech Inc.
filed 2026-11-12
CIK 714256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, 9,182,824 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

SANARA MEDTECH INC.

Form 10-Q

Quarter Ended September 30, 2026

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,787,737	$16,578,857
Accounts receivable, net	13,889,078	11,998,075
Inventory, net	3,297,619	3,948,748
Convertible loan receivable	1,758,300	-
Prepaid and other assets	670,314	948,620
Current assets related to discontinued operations (Note 3)	1,635	67,863
Total current assets	36,404,683	33,542,163

Long-term assets
Intangible assets, net	16,696,904	18,640,673
Goodwill	3,601,781	3,601,781
Investment in equity securities	13,393,089	14,626,858
Right of use assets – operating leases	1,821,822	2,075,634
Property and equipment, net	316,869	456,962
Total long-term assets	35,830,465	39,401,908

Total assets	$72,235,148	$72,944,071

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,186,872	$2,338,761
Accrued bonuses and commissions	7,864,379	11,781,435
Accrued royalties and expenses	2,731,923	2,684,626
Operating lease liabilities – current	398,872	353,229
Earnout liabilities – current	-	235,001
Current liabilities related to discontinued operations (Note 3)	100,000	1,233,478
Total current liabilities	16,282,046	18,626,530

Long-term liabilities
Long-term debt	46,722,954	45,970,937
Operating lease liabilities – long-term	1,564,604	1,868,703
Other long-term liabilities	-	548,125
Total long-term liabilities	48,287,558	48,387,765

Total liabilities	64,569,604	67,014,295

Commitments and contingencies (Note 10)

Shareholders’ equity
Common Stock: $0.001 par value, 20,000,000 shares authorized; 9,182,927 issued and outstanding as of September 30, 2026 and 8,946,913 issued and outstanding as of December 31, 2025	9,184	8,948
Additional paid-in capital	83,968,702	81,232,536
Accumulated deficit	(76,312,342)	(75,303,042)
Total Sanara MedTech shareholders’ equity	7,665,544	5,938,442
Equity attributable to noncontrolling interest	-	(8,666)
Total shareholders’ equity	7,665,544	5,929,776
Total liabilities and shareholders’ equity	$72,235,148	$72,944,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenue	$28,430,158	$26,333,819	$84,365,449	$75,572,167

Cost of goods sold	2,104,917	1,874,214	6,009,853	5,646,463

Gross profit	26,325,241	24,459,605	78,355,596	69,925,704

Operating expenses
Selling, general and administrative	24,252,475	19,877,875	68,735,685	58,641,402
Research and development	723,717	1,029,591	2,637,541	3,036,746
Depreciation and amortization	613,044	610,899	1,819,407	1,993,477
Total operating expenses	25,589,236	21,518,365	73,192,633	63,671,625

Operating income	736,005	2,941,240	5,162,963	6,254,079

Other income (expense)
Interest expense	(1,812,764)	(1,818,105)	(5,422,420)	(4,926,765)
Share of losses from equity method investments	(442,984)	(288,642)	(1,339,139)	(627,732)
Interest income	146,494	-	213,266	3,672
Gain on disposal of investment	105,370	-	105,370	-
Gain (loss) on disposal of property and equipment	(19,107)	-	(20,483)	10,932
Total other income (expense)	(2,022,991)	(2,106,747)	(6,463,406)	(5,539,893)

Net income (loss) from continuing operations	(1,286,986)	834,493	(1,300,443)	714,186

Net loss from discontinued operations (including asset impairment charge of $26,472,407 in 2025) (Note 3)	(124,207)	(31,246,601)	(105,011)	(36,672,075)

Net loss	(1,411,193)	(30,412,108)	(1,405,454)	(35,957,889)

Less: Net income (loss) attributable to noncontrolling interest from continuing operations	354	(955)	-	(5,197)

Net loss attributable to Sanara MedTech shareholders	$(1,411,547)	$(30,411,153)	$(1,405,454)	$(35,952,692)

Net income (loss) per share, basic:
Continuing operations	$(0.15)	$0.10	$(0.15)	$0.08
Discontinued operations	(0.01)	(3.62)	(0.01)	(4.26)
Net income (loss) per share of common stock, basic	$(0.16)	$(3.52)	$(0.16)	$(4.18)

Net income (loss) per share, diluted:
Continuing operations	$(0.15)	$0.09	$(0.15)	$0.08
Discontinued operations	(0.01)	(3.49)	(0.01)	(4.12)
Net income (loss) per share of common stock, diluted	$(0.16)	$(3.40)	$(0.16)	$(4.04)

Weighted average number of common shares outstanding, basic	8,783,139	8,646,668	8,749,797	8,610,538

Weighted average number of common shares outstanding, diluted	8,783,139	8,940,734	8,749,797	8,907,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	8,753,773	$8,754	$77,179,211	$(37,784,392)	$(491,611)	$38,911,962
Share-based compensation	149,857	150	1,304,754	-	-	1,304,904
Change in noncontrolling interest	-	-	(510,292)	-	488,386	(21,906)
Net loss	-	-	-	(3,527,177)	(206)	(3,527,383)
Balance at March 31, 2025	8,903,630	8,904	77,973,673	(41,311,569)	(3,431)	36,667,577
Share-based compensation	20,985	21	1,435,418	-	-	1,435,439
Net settlement and retirement of equity-based awards	(20,953)	(21)	(731,010)	38,359	-	(692,672)
Net loss	-	-	-	(2,014,362)	(4,036)	(2,018,398)
Balance at June 30, 2025	8,903,662	8,904	78,678,081	(43,287,572)	(7,467)	35,391,946
Share-based compensation	29,462	29	1,232,416	-	-	1,232,445
Net settlement and retirement of equity-based awards	(2,324)	(2)	(76,626)	4,879	-	(71,749)
Net loss	-	-	-	(30,411,153)	(955)	(30,412,108)
Balance at September 30, 2025	8,930,800	$8,931	$79,833,871	$(73,693,846)	$(8,422)	$6,140,534

	Common Stock $0.001 par value		Additional Paid-In	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2025	8,946,913	$8,948	$81,232,536	$(75,303,042)	$(8,666)	$5,929,776
Share-based compensation	238,400	238	1,028,097	-	-	1,028,335
Net settlement and retirement of equity-based awards	(20,165)	(20)	(738,389)	341,190	-	(397,219)
Net income (loss)	-	-	-	458,957	(354)	458,603
Balance at March 31, 2026	9,165,148	9,166	81,522,244	(74,502,895)	(9,020)	7,019,495
Share-based compensation	34,268	34	1,496,276	-	-	1,496,310
Net settlement and retirement of equity-based awards	(6,022)	(6)	(192,471)	63,996	-	(128,481)
Net loss	-	-	-	(452,864)	-	(452,864)
Balance at June 30, 2026	9,193,394	9,194	82,826,049	(74,891,763)	(9,020)	7,934,460
Share-based compensation	(6,806)	(7)	1,270,821	-	-	1,270,814
Net settlement and retirement of equity-based awards	(3,661)	(3)	(128,168)	(366)	-	(128,537)
Change in noncontrolling interest	-	-	-	(8,666)	8,666	-
Net income (loss)	-	-	-	(1,411,547)	354	(1,411,193)
Balance at September 30, 2026	9,182,927	$9,184	$83,968,702	$(76,312,342)	$-	$7,665,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANARA MEDTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,405,454)	$(35,957,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,819,407	3,277,569
Share of losses from equity method investments	1,339,139	627,732
Gain on disposal of investment	(105,370)	-
(Gain) loss on disposal of property and equipment	20,483	(9,674)
Credit loss expense	212,200	459,233
Inventory obsolescence	353,839	489,572
Paid-in-kind interest	-	1,593,416
Back-end fee	531,393	578,901
Amortization and write-off of debt issuance costs	220,624	206,363
Share-based compensation	3,795,459	3,972,788
Noncash lease expense	253,812	446,285
Accretion of finance liabilities	69,605	120,022
Asset impairment charges	-	26,472,407
Changes in operating assets and liabilities:
Accounts receivable, net	(2,087,003)	(144,959)
Accounts receivable – related parties	-	40,566
Inventory, net	297,290	(1,122,497)
Prepaid and other assets	328,334	318,266
Accounts payable	2,848,111	(359,968)
Accounts payable – related parties	-	(3,575)
Accrued royalties and expenses	286,483	403,767
Accrued bonuses and commissions	(5,042,427)	1,879,615
Operating lease liabilities	(258,456)	(446,372)
Net cash provided by operating activities	3,477,469	2,841,568
Cash flows from investing activities:
Convertible loan receivable	(1,758,300)	-
Purchases of property and equipment	(49,052)	(4,543,491)
Investment in equity securities	-	(5,899,524)
CarePICS Acquisition	-	(2,122,146)
Proceeds from disposal of property and equipment	-	60,000
Purchases of intangible assets	-	(23,452)
Net cash used in investing activities	(1,807,352)	(12,528,613)
Cash flows from financing activities:
Cash payment of finance and earnout liabilities	(807,000)	(859,000)
Net settlement of equity-based awards	(654,237)	(764,421)
Loan proceeds, net of debt issuance costs of zero in 2026 and $228,183 in 2025	-	12,021,817
Pay off debt assumed in CarePICS Acquisition	-	(1,650,000)
Net cash provided by (used in) financing activities	(1,461,237)	8,748,396
Net increase (decrease) in cash and cash equivalents	208,880	(938,649)
Cash and cash equivalents, beginning of period	16,578,857	15,878,295
Cash and cash equivalents, end of period	$16,787,737	$14,939,646

Cash paid during the period for:
Interest	$3,050,346	$2,428,062
Taxes	49,695	52,984

Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$-	$2,084,278
Earnout liability generated by CarePICS Acquisition	-	1,355,603
Right of use assets obtained in exchange for lease obligations	-	1,153,099
Conversion of note receivable into equity method investment	-	1,101,478

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2025 and 2024, which are included in the Company’s most recent Annual Report on Form 10-K.

Agreement and Plan of Merger

On July 29, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, MiMedx Group, Inc., a Florida corporation (“MiMedx”), and Mustang Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of MiMedx (“Merger Subsidiary”). Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of MiMedx.

Merger Consideration

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than (i) shares held by a holder who is entitled to demand and properly demands appraisal of such shares in accordance with Chapter 10, Subchapter H of the Texas Business Organizations Code and (ii) shares held by the Company, MiMedx or any of their respective subsidiaries), will be cancelled and converted into the right to receive $33.00 per share in cash, without interest (the “Per Share Cash Consideration”), and 0.4735 shares (the “Per Share Stock Consideration,” and together with the Per Share Cash Consideration, the “Merger Consideration”) of common stock, par value $0.001 per share, of MiMedx (the “MiMedx Common Stock”).

The shares of MiMedx Common Stock to be issued in connection with the Merger will be listed on the Nasdaq Stock Market. In connection with the issuance of MiMedx Common Stock as Merger Consideration, MiMedx filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 on August 25, 2026 (the “Registration Statement”), which included the proxy statement of the Company for its shareholder meeting relating to the Merger and related transactions.

Treatment of Equity Awards

Pursuant to the Merger Agreement, immediately prior to the Effective Time, (i) each share of restricted common stock of the Company granted pursuant to the Sanara MedTech Inc. Restated 2014 Omnibus Long-Term Incentive Plan (the “2014 LTIP”), the Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan (the “2024 LTIP”), or otherwise, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time and which is subject to restrictions on transfer and/or forfeiture, will be canceled and converted into the right to receive from the Company, at or promptly after the Effective Time, an amount (a) in cash (less applicable tax withholdings) equal to the Per Share Cash Consideration and (b) a number of shares of MiMedx Common Stock equal to the Per Share Stock Consideration; and (ii) each option that represents the right to acquire common stock of the Company that is outstanding as of immediately prior to the Effective Time (each, a “Company Option”) shall, by virtue of the Merger and without any action on the part of the Company, MiMedx or the holder of such Company Option, automatically be cancelled and converted into the right to receive from the Company, at or promptly after the Effective Time, an amount in cash (less applicable taxes) equal to the Merger Consideration (with the Per Share Stock Consideration based on the closing price of the shares of MiMedx Common Stock on the last trading day prior to the closing date of the Merger) less the exercise price payable in respect of such Company Option.

Conditions to the Transactions

The closing of the Merger is subject to the satisfaction of various customary closing conditions, including, among others, the receipt of required regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

The Registration Statement was declared effective by the SEC on September 4, 2026. On September 30, 2026, the Company held a virtual special meeting of shareholders, and the Merger Agreement was adopted and approved by the Company’s shareholders. On October 15, 2026, the Company and MiMedx each received a request for additional information and documentary material (a “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after both MiMedx and the Company have substantially complied with the Second Request, unless that period is extended voluntarily by MiMedx and the Company or terminated earlier by the FTC. The Company has been working cooperatively with the FTC in connection with its informational requests and intends to continue to do so.

Other Terms

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company’s business between the signing of the Merger Agreement and the completion of the Merger.

The Merger Agreement also contains customary termination provisions, including the right of either party to terminate the agreement under specified circumstances, including if the Merger is not consummated on or before July 29, 2027 (the “End Date”), provided that either the Company or MiMedx may extend the End Date to January 29, 2028 in the event that (i) the requisite antitrust approvals have not been obtained, (ii) required shareholder approval was not obtained, or (iii) certain closing conditions are not satisfied. In addition, upon termination of the Merger Agreement under specified circumstances, including if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company would be required to pay MiMedx a termination fee of $9,660,336. Furthermore, MiMedx will be required to pay to the Company a termination fee of $22,540,785 if the Company terminates the Merger Agreement because of a failure of MiMedx to consummate the Merger when required to do so by the Merger Agreement. In no event will either party be required to pay its applicable termination fee on more than one occasion.

If the Merger Agreement is consummated, the Company will become a private company and the Company’s common stock will be delisted from The Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934, as amended.

For additional information relating to the Merger, refer to the Company’s Current Reports on Forms 8-K filed with the SEC.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Discontinued Operations

During the third quarter of 2025, following authorization from the Board of Directors of the Company, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. Despite such efforts, by mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to discontinue THP’s operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures were incurred during the nine months ended September 30, 2026. On October 6, 2026, the Company entered into an asset purchase agreement with Net Health Systems, Inc., a Pennsylvania corporation (“Net Health”), pursuant to which Net Health acquired all of the assets of THP. See Note 14 for additional information regarding the sale of THP assets to Net Health.

In accordance with GAAP, the balance sheets and statements of operations of the THP segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the consolidated financial statements reflect only the positions and activity from continuing operations of Sanara Surgical unless otherwise noted. See Note 3 for additional information regarding discontinued operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash and cash equivalents, consisting of cash on hand, as well as a money market fund, which is highly liquid and readily convertible to cash, totaling $16,787,737 at September 30, 2026. The Company’s investment in the U.S. government money market fund was made in May 2026 and consists of low-risk U.S. government securities. The Company had cash and cash equivalents, consisting of cash on hand, totaling $16,578,857 at December 31, 2025.

Income/Loss Per Share

The Company computes income/loss per share in accordance with ASC Topic 260, Earnings per Share, which requires the Company to present basic and diluted income/loss per share when the effect is dilutive. Basic income/loss per share is computed by dividing income/loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income/loss per share is computed similarly to basic income/loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. All common stock equivalents were excluded from the calculations of income/loss per share for the three and nine months ended September 30, 2026, as their inclusion would have been anti-dilutive due to the Company’s net loss from continuing operations during those periods.

The following table is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$(1,286,986)	$834,493	$(1,300,443)	$714,186
Net loss from discontinued operations	(124,207)	(31,246,601)	(105,011)	(36,672,075)
Less: Net income (loss) attributable to noncontrolling interests from continuing operations	354	(955)	-	(5,197)
Net loss attributable to Sanara MedTech shareholders	$(1,411,547)	$(30,411,153)	$(1,405,454)	$(35,952,692)

Denominator:
Weighted average shares, basic	8,783,139	8,646,668	8,749,797	8,610,538
Dilutive effect of stock options	-	31,013	-	31,013
Dilutive effect of unvested shares	-	263,053	-	266,014
Weighted average shares, diluted	8,783,139	8,940,734	8,749,797	8,907,565

Net income (loss) per share, basic:
Continuing operations	$(0.15)	$0.10	$(0.15)	$0.08
Discontinued operations	(0.01)	(3.62)	(0.01)	(4.26)
Net income (loss) per share of common stock, basic	$(0.16)	$(3.52)	$(0.16)	$(4.18)

Net income (loss) per share, diluted:
Continuing operations	$(0.15)	$0.09	$(0.15)	$0.08
Discontinued operations	(0.01)	(3.49)	(0.01)	(4.12)
Net income (loss) per share of common stock, diluted	$(0.16)	$(3.40)	$(0.16)	$(4.04)

The following table summarizes the shares of common stock that were potentially issuable but were excluded from the computation of diluted net loss per share of common stock for the period presented, as such shares would have had an anti-dilutive effect:

September 30,
2026
Stock options (1)	10,218
Unvested restricted stock	394,883

(1)	Shares underlying stock options assumed pursuant to the merger agreement with Precision Healing, Inc. (“Precision Healing”) in April 2022 (see Note 3).

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

Disaggregation of Revenue

Revenue streams from product sales are summarized below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Soft tissue repair products	$25,662,232	$23,424,126	$75,847,769	$66,618,023
Bone fusion products	2,767,926	2,909,693	8,517,680	8,954,144
Total Net Revenue	$28,430,158	$26,333,819	$84,365,449	$75,572,167

Revenue generated from the THP segment was zero and $35,376 for the three months ended September 30, 2026 and 2025, respectively, and $16,358 and $61,958 for the nine months ended September 30, 2026 and 2025, respectively. The revenue from the THP segment is related to contracts acquired in the CarePICS Acquisition (defined in Note 5 below) and is included in net loss from discontinued operations in the Consolidated Statements of Operations (see Note 3).

Accounts Receivable Allowances

Accounts receivable are typically due within 30 days of invoicing. The Company establishes an allowance for credit losses to provide for an estimate of accounts receivable which are not expected to be collectible. The Company bases the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable and will record its allowance based on the estimated credit losses. Credit loss reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s accounts receivable balance, net was $13,889,078, $11,998,075 and $12,408,819 as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. The Company recorded credit loss expense of $70,000 and $165,199 for the three months ended September 30, 2026 and 2025, respectively, and $211,000 and $459,233 for the nine months ended September 30, 2026 and 2025, respectively. Credit loss expense of $1,200 recorded during the three and nine months ended September 30, 2026 was related to discontinued operations. The allowance for credit losses was $1,583,000 at September 30, 2026 and $1,372,000 at December 31, 2025. The Company also establishes other allowances to provide for estimated customer rebates and other expected customer deductions. These allowances totaled $4,316 at September 30, 2026 and zero at December 31, 2025.

Concentrations

The Company had no customers that accounted for 10% or more of the Company’s net revenue for the nine months ended September 30, 2026 or 2025 or whose accounts receivable balance exceeded 10% of the respective quarter-end balances.

The Company’s principal revenue producing products are purchased from one manufacturer. If this supplier became unable to provide finished goods inventory in a timely manner, the Company’s business, operating results and financial condition could be materially adversely affected.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. Inventories consist primarily of finished goods and also include an immaterial amount of raw materials and related packaging components. The Company recorded inventory obsolescence expense of $223,017 and $117,615 for the three months ended September 30, 2026 and 2025, respectively, and $353,839 and $489,572 for the nine months ended September 30, 2026 and 2025, respectively. The allowance for obsolete and slow-moving inventory had a balance of $614,843 at September 30, 2026 and $623,835 at December 31, 2025.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Below is a summary of property and equipment for the periods presented:

	Useful Life	September 30, 2026	December 31, 2025
Furniture and fixtures	5-10 years	$353,014	$377,011
Leasehold improvements	2-5 years	259,958	231,022
Computers	3-5 years	237,040	251,180
Office equipment	3-7 years	192,019	270,621
Property and equipment, gross		1,042,031	1,129,834
Less accumulated depreciation		(725,162)	(672,872)
Property and equipment, net		$316,869	$456,962

Depreciation expense related to property and equipment was $32,935 and $41,557 for the three months ended September 30, 2026 and 2025, respectively, and $110,639 and $133,165 for the nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company sold office equipment with a total cost of $98,470 and accumulated depreciation of $21,341, for a non-cash vendor credit of $58,022, resulting in a loss on disposal of property and equipment of $19,107. During the nine months ended September 30, 2026, the Company disposed of furniture and fixtures, computers and office equipment with a total cost of $136,607 and accumulated depreciation of $58,102, for a non-cash vendor credit of $58,022, resulting in a loss on disposal of property and equipment of $20,483. During the nine months ended September 30, 2025, the Company sold property consisting primarily of computers and office equipment with a total cost of $158,238 and accumulated depreciation of $109,170, for proceeds of $60,000, resulting in a gain on disposal of property and equipment of $10,932. The Company recorded an asset impairment charge of $8,144,993 during the three and nine months ended September 30, 2025 related to THP developed technology and internal use software which is included in net loss from discontinued operations in the Consolidated Statements of Operations (See Note 3).

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

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. As of September 30, 2026 and December 31, 2025, all of the Company’s goodwill relates to the acquisition of Scendia Biologics, LLC. Goodwill has an indefinite useful life and is not amortized. Goodwill is tested annually as of December 31 for impairment, or more frequently if circumstances indicate impairment may have occurred. The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). No impairment was recorded for the three and nine months ended September 30, 2026 or 2025. See Note 6 for more information on goodwill.

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

Impairment of Long-Lived Assets

Long-lived assets, including certain identifiable intangibles held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated fair value less cost to sell. An asset impairment charge of zero and $26,472,407 was recorded for the three and nine months ended September 30, 2026 and 2025, respectively. The impairment charge in 2025 was attributable to the write-off of property, equipment and intangible assets associated with the THP segment, which was classified as discontinued operations as of September 30, 2025 (see Note 3).

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

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. As discussed further in Note 7, the Company had two investments that were recorded applying the equity method of accounting as of September 30, 2026 and three investments that were recorded applying the equity method of accounting as of December 31, 2025. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations. The Company’s equity method investments are adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from its equity method investments using the cumulative earnings approach in the Company’s Consolidated Statements of Cash Flows.

In July 2026, the Company and InfuSystem Holdings, Inc. (“InfuSystem”) terminated the Distribution Agreement (defined in Note 7) with ChemoMouthpiece, LLC (“CMp”) pursuant to its terms. Termination of the Distribution Agreement also terminated the Intellectual Property Rights Agreement. Also in July 2026, the Company delivered written notice to InfuSystem exercising its right to dissolve SI Healthcare Technologies, LLC (“SI Technologies”) effective 180 days following receipt of the notice, pursuant to the terms of the entity’s limited liability company agreement. As a result, the Company recognized a full impairment of its investment in SI Technologies in July 2026, writing the carrying value down to zero and recording a loss of $37,374, reflected in “Gain on disposal of investment” in the Consolidated Statements of Operations.

The Company has reviewed the carrying value of its remaining investments and has determined there was no impairment or observable price changes identified as of or for the nine months ended September 30, 2026 and 2025.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of the contingent earnout considerations and the acquisition date fair value of goodwill and intangibles related to the acquisitions discussed in Notes 5, 6 and 10 are based on Level 3 inputs. The estimates of fair value are uncertain, and changes in any of the estimated inputs used as of the date of this report could result in significant adjustments to fair value.

The liability for contingent consideration was measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. The liability for contingent consideration was comprised of the acquisition of assets from the Applied Asset Purchase (defined in Note 10 below) in August 2023.

Due to the Applied Asset Purchase being accounted for as an asset acquisition and given that this transaction did not include contingent shares, subsequent revaluations of contingent consideration for the Applied Asset Purchase resulted in adjustments to the contingent consideration liability and the intellectual property intangible asset, with cumulative catch-up amortization adjustments. Following the closing of the Applied Asset Purchase, the Company worked to advance the collagen product related to the incentive payment contemplated under the asset purchase agreement. Despite such efforts, the Company did not receive 510(k) clearance, a U.S. patent was not issued, and no net sales were collected for this product contemplated under the asset purchase agreement and the Petito Services Agreement (defined in Note 10 below). After a review of the status of such initiatives, related expenses and the substantial additional expense that would need to be incurred for an uncertain result, and in light of the Company’s refocus in strategy to prioritize expanding existing product platforms, in March 2026, the Company determined not to renew the Petito Services Agreement. On April 20, 2026, the Company delivered written notice to Dr. George D. Petito that the Petito Services Agreement would not be renewed beyond its initial term. The Petito Services Agreement terminated effective August 1, 2026 pursuant to its terms. Since the contingent consideration liability relating to the Applied Asset Purchase is associated with the Petito Services Agreement, the Company determined that the thresholds necessary to trigger a payment on the earnout would not be met and reduced the contingent consideration liability to zero as of March 31, 2026.

The current year revaluation of earnout liabilities below is a result of the full write-down of the estimated liability established at the time of the Applied Asset Purchase. The following table sets forth a summary of the changes in fair value for the Level 3 contingent earnout consideration:

Amount
Balance at December 31, 2025	$235,001
Revaluation of earnout liability	(235,001)
Balance at September 30, 2026	$-

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s borrowings under the CRG Term Loan (defined in Note 9 below) was $51.9 million as of September 30, 2026, compared to the carrying amount, net of debt issuance costs, of $46.7 million. The estimated fair value of the CRG Term Loan was $59.0 million as of December 31, 2025, compared to the carrying amount, net of debt issuance costs, of $46.0 million. The decrease in the estimated fair value of the CRG Term Loan is primarily due to the acceleration of repayment in the event the Merger is consummated. The estimate of fair value is generally based on the quoted market prices for similar issuances of long-term debt with the same maturities, which is classified as a Level 2 input.

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

NOTE 3 — DISCONTINUED OPERATIONS

During the third quarter of 2025, following authorization from the Board of Directors, management initiated a review of strategic options for THP. To facilitate this review, the Company engaged an investment bank to search for potential investors or purchasers. By mid-September 2025, the Company concluded that these efforts were unlikely to succeed and ended its engagement with the investment bank. Persistent losses in the THP segment and a lack of interest from investors led management and the Board of Directors to decide to dispose of THP and terminate a majority of the workforce related to THP operations as of mid-September 2025. In line with this decision, the THP segment met the accounting requirements to be classified under discontinued operations as of September 30, 2025. The process of winding down THP was substantially complete as of December 31, 2025. A minimal amount of costs related to the winding down procedures were incurred during the nine months ended September 30, 2026. On October 6, 2026, the Company entered into an asset purchase agreement with Net Health pursuant to which Net Health acquired all of the assets of THP. See Note 14 for additional information regarding the sale of THP assets to Net Health.

Discontinued operations comprise activities that were disposed of, discontinued, or held for sale at the end of the period, representing a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements. In accordance with GAAP, the statements of operations from THP are reported in net loss from discontinued operations in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, and the related assets and liabilities are classified as discontinued operations as of September 30, 2026 and December 31, 2025 in the accompanying Consolidated Balance Sheets. Assets remaining in continuing operations consist of the Company’s cost method investment in Direct Dermatology, Inc. (“DirectDerm”) and computers.

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

Upon the closing of the merger, the Precision Healing outstanding options previously granted under the Precision Healing Inc. 2020 Stock Option and Grant Plan (the “Precision Healing Plan”) converted, pursuant to their terms, into options to acquire an aggregate of 144,191 shares of Company common stock with a weighted average exercise price of $10.71 per share. These options expire between August 2030 and April 2031. In addition, outstanding and unexercised Precision Healing warrants converted into rights to receive warrants to purchase (i) 4,424 shares of the Company’s common stock with an initial exercise price of $7.32 per share and an expiration date of April 22, 2031, and (ii) 12,301 shares of the Company’s common stock with an initial exercise price of $12.05 per share and an expiration date of August 10, 2030. Concurrent with the assumption of the Precision Healing Plan, the Company terminated the ability to offer future awards under the Precision Healing Plan. As of December 31, 2024, all warrants to purchase shares of the Company’s common stock pursuant to the transaction with Precision Healing were exercised. There are 10,218 stock options remaining to be exercised as of September 30, 2026.

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

The following table provides the components of assets and liabilities related to discontinued operations that were included in the Company’s Consolidated Balance Sheets for the periods presented:

	September 30,	December 31,
	2026	2025
Current assets
Accounts receivable, net	$-	$16,200
Prepaids	1,635	51,663
Current assets related to discontinued operations	$1,635	$67,863

Current liabilities
Accrued bonuses and commissions(1)	$-	$1,125,371
Accrued royalties and expenses(2)	100,000	108,107
Current liabilities related to discontinued operations	$100,000	$1,233,478

(1)	Accrued bonuses and commissions is comprised of severance for terminated THP employees.

(2)	Accrued royalties and expenses is comprised of accrued legal fees related to the sale of THP assets in October 2026 (as described Note 14).

The assets and liabilities included in discontinued operations represent balances that are expected to be collected and expenses to be paid as part of the winding down of THP and the sale of THP assets in October 2026 (as described in Note 14).

The following table provides the operating results of discontinued operations that were included in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$-	$35,376	$16,358	$61,958

Operating expenses
Selling, general, and administrative	124,207	3,970,593	421,369	8,200,870
Research and development	-	410,948	-	775,406
Depreciation and amortization(1)	-	428,029	-	1,284,092
Asset impairment charges	-	26,472,407	-	26,472,407
Total operating expenses	124,207	31,281,977	421,369	36,732,775

Operating loss	(124,207)	(31,246,601)	(405,011)	(36,670,817)

Other income (expense)
Other income(2)	-	-	300,000	-
Loss on disposal of property and equipment	-	-	-	(1,258)
Total other income (expense)	-	-	300,000	(1,258)

Net loss from discontinued operations	$(124,207)	$(31,246,601)	$(105,011)	$(36,672,075)

(1)	Depreciation expense of $12,482 was reclassified as continuing operations in the nine months ended September 30, 2025, and is therefore no longer reflected in discontinued operations.

(2)	Other income relates to due diligence payments received to compensate the Company for costs incurred to maintain limited operations of certain software, technology and cloud related services while an interested party conducted its due diligence. In March 2026, the due diligence period ended and was not extended.

The following table provides operating, investing and financing cash flow information for discontinued operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Depreciation and amortization	$-	$1,284,092
Asset impairment charges	-	26,472,407
Loss on disposal of property and equipment	-	1,258
Share-based compensation	-	182,229
Accounts receivable, net	16,200	(8,700)
Prepaid and other assets	50,028	9,918
Accrued royalties and expenses	(8,107)	(46,675)
Accrued bonuses and commissions	(1,125,371)	1,087,997
Investing Activities:
Purchases of property and equipment	$-	$(4,372,847)
CarePICS Acquisition	-	(2,122,146)
Financing Activities:
Payoff of debt assumed in CarePICS Acquisition	$-	$(1,650,000)
Supplemental noncash investing and financing activities:
Non-monetary exchange to acquire intangible assets	$-	$2,084,278
Earnout liability generated by CarePICS Acquisition	-	1,355,603

NOTE 4 — CONVERTIBLE LOAN RECEIVABLE

In connection with the Company’s equity investment in Biomimetic Innovations Limited, a privately held medical device company headquartered in Shannon, Co. Clare, Ireland (“BMI”), the Company and certain unaffiliated participating parties (collectively, the “Lenders”) entered into a convertible loan agreement in August 2026 (the “BMI Closing”). Pursuant to the agreement, BMI received an aggregate loan facility of €5,368,000, of which the Company funded $1,758,300 (€1,500,000), one other unaffiliated participating party funded €1,500,000, and the remaining balance was funded by other unaffiliated participating parties. The Company’s portion of the loan facility is referred to herein as the “BMI Loan.” The BMI Loan matures on August 20, 2027 (the “BMI Term”) and bears interest at a fixed rate of 15% per annum, which was determined based on the then-current 12-month EURIBOR plus 12%. Under the convertible loan agreement, BMI may repay the BMI Loan, together with accrued interest, in full at any time during the first 180 days of the BMI Term, pursuant to certain conditions. If the BMI Loan is not repaid early, BMI is required to repay the BMI Loan, together with accrued interest, at the end of the BMI Term.

If the BMI Loan, together with accrued interest, is not repaid in full within 180 days following the BMI Closing, the Company and the unaffiliated participating party that funded the other €1,500,000 portion of the loan facility may each elect, in their sole discretion, to convert their respective loan receivable balances and accrued interest into shares of BMI at a fully diluted equity value based on a €30,000,000 pre-money valuation at any time prior to the end of the BMI Term. The remaining participating parties have agreed to support any required approvals and to either waive their rights to purchase the new shares or exercise such rights solely to facilitate the issuance of shares to the Company and the other converting lender at cost.

The BMI Loan is subject to certain covenants throughout the BMI Term, including: (i) BMI must promptly notify the Lenders of any default or potential default; (ii) proceeds are to be used for regulatory, dental, first-in-human activities, and pre-committed spend; (iii) BMI must maintain minimum cash balances (ranging from €1.2 million to €2.8 million, depending on the month) after any related-party or intercompany payments, with payments being prohibited if the balance falls below the threshold; (iv) BMI may not incur new debt or grant security interests over its assets without the Lenders’ consent; (v) BMI and certain shareholders must support all actions necessary to facilitate conversion of the loan into equity, including waiving pre-emption rights; and (vi) BMI must execute documents or take actions reasonably requested by the Lenders to implement the convertible loan agreement. Any failure by BMI to comply with the foregoing covenants would constitute an event of default, upon which the entire outstanding principal balance of the BMI Loan, together with all accrued and unpaid interest would become immediately due and payable.

The BMI Loan is recorded under the caption “Convertible loan receivable” on the Company’s Consolidated Balance Sheets, which was $1,758,300 as of September 30, 2026. Accrued interest receivable related to the BMI Loan of $29,397 is recorded in prepaids and other assets in the Company’s Consolidated Balance Sheets as of September 30, 2026.

The Company evaluates the collectability of its financial assets measured at amortized cost in accordance with ASC Topic 326, Financial Instruments — Credit Losses (“ASC 326”). The allowance for credit losses reflects management’s estimate of expected credit losses over the contractual term of the asset. ASC 326 permits entities to elect not to estimate credit losses on accrued interest when uncollectible accrued interest is written off in a timely manner. Management evaluated BMI’s financial condition, liquidity, recent financing activities, and other relevant factors in assessing expected credit losses. Based on this election and evaluation, the Company concluded that no allowance for credit losses on the BMI Loan or accrued interest receivable was necessary for the three and nine months ended September 30, 2026. The Company will continue to monitor the BMI Loan for credit losses each reporting period.

NOTE 5 — CAREPICS ACQUISITION

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

Based on guidance provided by ASC Topic 805, Business Combinations, the Company recorded the CarePICS Acquisition as an asset acquisition due to the determination that substantially all the fair value of the assets acquired was concentrated in the CarePICS developed technology.

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

NOTE 6 — GOODWILL AND INTANGIBLES, NET

The changes in the carrying amount of the Company’s goodwill were as follows:

Total
Balance as of December 31, 2024	$3,601,781
Acquisitions	-
Balance as of December 31, 2025	3,601,781
Acquisitions	-
Balance as of September 30, 2026	$3,601,781

In connection with the change in reportable operating segments in the second quarter of 2024, the Company reassessed goodwill as a single segment which is presented in this report. The Company’s assessment determined that these changes, or any other matters noted, including the decision to discontinue THP in mid-September 2025, did not alter the Company’s conclusion that goodwill was not impaired as of September 30, 2026.

The carrying values of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Patents and Other IP	$16,062,801	$(3,429,236)	$12,633,565	$16,297,802	$(2,663,001)	$13,634,801
Customer relationships and other	7,260,008	(4,449,115)	2,810,893	7,260,008	(3,676,205)	3,583,803
Licenses	2,750,000	(1,497,554)	1,252,446	2,750,000	(1,327,931)	1,422,069
Total	$26,072,809	$(9,375,905)	$16,696,904	$26,307,810	$(7,667,137)	$18,640,673

As of September 30, 2026, the weighted-average amortization period for finite-lived intangible assets was 12.5 years. Amortization expense related to intangible assets was $580,109 and $569,342 for the three months ended September 30, 2026 and 2025, respectively, and $1,708,768 and $1,860,312 for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense related to intangible assets included in discontinued operations was $428,029 and $1,284,092 for the three and nine months ended September 30, 2025, respectively. Intangible asset impairment charges related to THP discontinued operations were zero and $18,327,414 for the three and nine months ended September 30, 2026 and 2025, respectively.

The estimated remaining amortization expense as of September 30, 2026 for finite-lived intangible assets is as follows:

Remainder of 2026	$580,108
2027	2,320,435
2028	2,320,435
2029	1,809,364
2030	1,298,292
2031	1,298,292
Thereafter	7,069,978
Total	$16,696,904

NOTE 7 — INVESTMENTS IN EQUITY SECURITIES

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

BMI

On January 16, 2025, the Company entered into a share subscription and shareholders’ agreement (the “Subscription Agreement”), pursuant to which the Company made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and the previously disclosed convertible loan to BMI of $1.1 million (€1.0 million), were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. The Company also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain milestones expected to occur at various points during 2025 and 2026. In June 2025, BMI achieved two of such milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, the Company paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing the Company’s total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025. Subsequent to such date, additional ordinary shares of BMI were sold to other outside investors, thereby decreasing the Company’s ownership of BMI to approximately 11.945% as of September 30, 2026. As a result, the Company recorded a gain on its investment in BMI of $142,744 which is included in “Gain on disposal of investment” in the Consolidated Statements of Operations to recognize its share of proceeds on the sale of additional ordinary shares and the dilution of its share of losses.

The Company reviewed the characteristics of the Company’s investment in BMI in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”) and determined that the Company made a non-controlling investment in a limited liability company. According to the guidance provided in ASC 323-30-S99-1, investments in limited liability companies whereby an investor holds more than a 3% to 5% ownership interest would generally be accounted for under the equity method of accounting. Therefore, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. The Company’s share of the earnings or losses of BMI is recorded in “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations.

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

In August 2026, the Company entered into a convertible loan agreement with BMI. See Note 4 for more information regarding the BMI Loan.

ChemoMouthpiece

In September 2024, the Company, through its wholly owned subsidiary, Sanara CMP LLC (“Sanara CMP”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with CMp, pursuant to which Sanara CMP purchased 100,674.72 common units in CMp for an aggregate purchase price of $5.0 million, or $49.6649 per unit, which represented approximately 6.64% of the issued and outstanding membership interest of CMp immediately following such purchase. Subsequent to the Company’s initial investment in CMp, units of CMp were sold to other investors, thereby decreasing the Company’s ownership of CMp to approximately 6.59% as of September 30, 2026. CMp is a privately held medical device company that develops and commercializes proprietary oral cryotherapy products for cancer patients, including, among other things, CMp’s Chemo Mouthpiece oral cryotherapy device, which is a 510(k) cleared cryotherapy device designed to reduce the incidence and severity of chemotherapy induced oral mucositis. In 2025, CMp applied for a Medicare reimbursement code for its Chemo Mouthpiece oral cryotherapy device, and the application was not approved. CMp has the option to re-apply for the reimbursement code in the future, which it plans to do in the next review cycle. The Company is evaluating the impact of not receiving approval for a Medicare reimbursement code and will continue to review this investment quarterly for indicators of impairment.

The Company reviewed the characteristics of Sanara CMP’s investment in CMp in accordance with ASC 323 and determined that Sanara CMP made a non-controlling investment in a limited liability company. In accordance with ASC 323-30-S99-1, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost plus transaction costs. Sanara CMP’s share of the earnings or losses of CMp is recorded in “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations.

SI Technologies

In November 2022, the Company established a 50/50 strategic alliance, SI Technologies (formerly known as SI Wound Care, LLC), with InfuSystem. In connection with the Unit Purchase Agreement with CMp, the Company, CMp, certain subsidiaries of CMp, InfuSystem and SI Technologies, entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) pursuant to which SI Technologies was appointed as the sole and exclusive U.S. distributor of CMp’s Standard Chemo Regiment Kits. The parties to the Distribution Agreement also entered into an Intellectual Property Rights Agreement, pursuant to which SI Technologies was granted the exclusive right to use CMp’s intellectual property rights to permit resale and use of the CMp product in the United States.

As a result of CMp’s failure in 2025 to obtain a Medicare reimbursement code, the Company and InfuSystem delivered written notice of termination of the Distribution Agreement to CMp, which agreement was terminated in July 2026, pursuant to its terms. Termination of the Distribution Agreement also terminated the Intellectual Property Rights Agreement. Also in July 2026, the Company delivered written notice to InfuSystem exercising its right to dissolve SI Technologies effective 180 days following receipt of the notice, pursuant to the terms of the entity’s limited liability company agreement. As a result, the Company recognized a full impairment of its investment in SI Technologies in July 2026, writing the carrying value down to zero and recording a loss of $37,374, reflected in “Gain on disposal of investment” in the Company’s Consolidated Statements of Operations.

The Company reviewed the characteristics of the Company’s investment in SI Technologies in accordance with ASC 323 and determined that the Company made a non-controlling investment in a limited liability company. In accordance with ASC 323-30-S99-1, and prior to the termination of the Distribution and Intellectual Property Agreements in July 2026, the Company utilized the equity method of accounting for this investment and recorded its initial investment at cost. The Company’s share of the earnings or losses of SI Technologies is recorded in “Share of losses from equity method investments” in the Company’s Consolidated Statements of Operations.

DirectDerm

In July 2020, the Company made a $500,000 long-term investment to purchase certain nonmarketable securities consisting of 7,142,857 Series B-2 Preferred Shares of DirectDerm, representing approximately 2.9% ownership of DirectDerm at that time. Through this investment, the Company received exclusive rights to utilize DirectDerm’s technology in all acute and post-acute care settings such as skilled nursing facilities, home health and wound clinics. In 2021, the Company purchased an additional 3,571,430 shares of DirectDerm’s Series B-2 Preferred for $250,000. In March 2022, the Company purchased an additional 3,571,429 shares of DirectDerm’s Series B-2 Preferred for $250,000. The Company’s ownership of DirectDerm was approximately 8.1% as of September 30, 2026. The Company does not have the ability to exercise significant influence over DirectDerm’s operating and financial activities. In accordance with ASC Topic 321, Investments — Equity Securities, this investment was reported at cost as of September 30, 2026. Shares of DirectDerm were previously held by THP. In connection with the discontinuation of THP’s operations and the Company’s strategic shift to focus exclusively on products for use in the surgical market, management concluded that ownership of DirectDerm continues to be an asset with ongoing value for the Company. The shares of DirectDerm were excluded from the discontinued THP assets.

The following table summarizes the Company’s investments for the periods presented:

	September 30, 2026		December 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
Biomimetic Innovations Limited	$7,781,549	11.95%	$8,741,389	12.50%
ChemoMouthpiece, LLC	4,611,540	6.59%	4,841,695	6.59%
SI Healthcare Technologies, LLC	-	-%	43,774	50.00%
Total Equity Method Investments	$12,393,089		$13,626,858

Cost Method Investment
Direct Dermatology Inc.	$1,000,000		$1,000,000
Total Cost Method Investment	$1,000,000		$1,000,000

Total Investments	$13,393,089		$14,626,858

The following table summarizes the Company’s share of losses from equity method investments reflected in the Company’s Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity Method Investments
Biomimetic Innovations Limited	$(365,911)	$(199,111)	$(1,102,584)	$(390,990)
ChemoMouthpiece, LLC	(77,073)	(89,531)	(230,155)	(244,015)
SI Healthcare Technologies, LLC	-	-	(6,400)	7,273
Total	$(442,984)	$(288,642)	$(1,339,139)	$(627,732)

NOTE 8 — OPERATING LEASES

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

As of September 30, 2026, the Company had two material operating leases for office space. The leases had remaining lease terms of 54 and 23 months as of September 30, 2026, respectively. For practical expediency, the Company has elected not to recognize ROU assets and lease liabilities related to short-term leases and to not separate lease and non-lease components.

The present value of the Company’s operating lease liabilities is presented below:

Maturity of Operating Lease Liabilities

September 30, 2026
Remainder of 2026	$157,041
2027	631,286
2028	596,412
2029	514,160
2030	521,805
2031	131,885
Thereafter	-
Total lease payments	2,552,589
Less imputed interest	(589,113)
Present Value of Lease Liabilities	$1,963,476

Operating lease liabilities – current	$398,872
Operating lease liabilities – long-term	1,564,604
$1,963,476

Right of use assets – operating leases	$1,821,822

The Company recorded lease expense of $152,771 and $136,032 for the three months ended September 30, 2026 and 2025, respectively, and $458,312 and $396,229 for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $462,955 and $394,149 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 13.3%.

NOTE 9 — DEBT AND CREDIT FACILITIES

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

The Company paid zero and $3,050,346 of interest in cash for the three and nine months ended September 30, 2026, respectively, and recorded no paid-in-kind interest related to the CRG Term Loan for the three and nine months ended September 30, 2026, reflecting the Company’s election to pay interest in cash rather than capitalizing and increasing the balance of the CRG Term Loan. The scheduled interest payment for the quarter ended September 30, 2026 was processed on October 1, 2026 rather than September 30, 2026, causing the payment to be reflected in the fourth quarter of 2026 rather than the third quarter of 2026. For the three months ended September 30, 2025, the Company paid $911,499 of interest in cash and recorded $598,172 of interest paid-in-kind related to the CRG Term Loan. For the nine months ended September 30, 2025, the Company paid $2,428,062 of interest in cash and recorded $1,593,416 of interest paid-in-kind related to the CRG Term Loan. The paid-in-kind interest for the three and nine months ended September 30, 2025 was applied to the principal balance of the CRG Term Loan. The Company recorded $172,326 and $531,393 for the three and nine months ended September 30, 2026, respectively, to interest expense related to the back-end fee. The Company recorded $201,411 and $578,901 for the three and nine months ended September 30, 2025, respectively, to interest expense related to the back-end fee. The back-end fee is accreted and amortized to interest expense over the term of the CRG Term Loan. Paid-in-kind interest and the accreted back-end fee are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain asset sales and in the event of a change of control of the Company. In addition, the Company may make voluntary prepayments of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan that is being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

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

The CRG Term Loan Agreement contains representations and warranties of the Company and the Guarantors customary for financings of this type and also includes events of default customary for financings of this type, including, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, a material adverse change, bankruptcy and insolvency, material judgments and a change of control, in certain cases subject to customary periods to cure. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the CRG Term Loan Agreement.

The table below presents the components of the Company’s outstanding debt for the periods presented:

	September 30, 2026	December 31, 2025
CRG Term Loan	$42,750,000	$42,750,000
Paid-in-kind interest	3,038,578	3,038,578
Back-end fee	1,669,791	1,138,398
Total Debt	47,458,369	46,926,976
Less: unamortized debt issuance costs	(735,415)	(956,039)
Long-term debt	$46,722,954	$45,970,937

The table below presents the aggregate maturities of the Company’s outstanding debt as of September 30, 2026:

Year	Total
Remainder of 2026	$-
2027	-
2028	-
2029	47,458,369
2030	-
2031	-
Thereafter	-
Total debt	$47,458,369

In connection with the CRG Term Loan, the Company incurred zero and $228,183 of debt issuance costs during the nine months ended September 30, 2026 and year ended December 31, 2025, respectively. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Operations over the life of the debt to which they pertain. Debt issuance costs are included under the line item captioned “Long-term debt” in the Consolidated Balance Sheets. Amortization expense related to debt issuance costs was $220,624 and $206,363 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Under this agreement, royalty expense, which is recorded in cost of goods sold in the accompanying Consolidated Statements of Operations, was $74,121 and $55,689 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, royalty expense under this agreement was $203,267 and $141,124, respectively. The Company’s Chairman is a director of Rochal, and indirectly a significant shareholder of Rochal, and through the potential exercise of warrants, a majority shareholder of Rochal. Another one of the Company’s directors, Ann Beal Salamone, is also a director and significant shareholder of Rochal.

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

Unless previously terminated or extended by the parties, the ABF License Agreement will terminate upon expiration of the last U.S. patent in October 2033. No commercial sales or royalties have been recognized under this agreement as of September 30, 2026.

Debrider License Agreement

In May 2020, the Company executed a product license agreement with Rochal, pursuant to which the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes (the “Debrider License Agreement”). No commercial sales or royalties have been recognized under this agreement as of September 30, 2026.

In the quarter ended December 31, 2025, management determined that the debrider was no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025. In connection with the strategic realignment to focus on the surgical business, on September 3, 2026, the Company delivered notice to Rochal pursuant to which the Debrider License Agreement will terminate on the date that is six months following the date of such notice.

Exclusive License and Distribution Agreement With, and Minority Investment in, BMI

BMI License Agreement

On January 16, 2025, the Company entered into the BMI License Agreement, by and between the Company and BMI, a privately-held medical device company headquartered in Shannon, Co. Clare, Ireland, pursuant to which the Company acquired the exclusive U.S. marketing, sales and distribution rights to OsStic Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “Products”), for use in the treatment of an injury caused by a traumatic incident.

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

The BMI License Agreement requires that the Company pay BMI royalties of 3% of OsStic net sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, the Company and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires the Company to pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product. No royalties have been paid under this agreement as of September 30, 2026.

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

Other Commitments

On December 20, 2023, the Company signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, the Company formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP had exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP would pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties would be calculated at a rate of 1.5% or 3.0%, depending on the type of product or technology developed. SCP would pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP would pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There were no material accounting impacts and no royalties paid related to this arrangement as of September 30, 2026.

In connection with the shift in strategy to focus on developing and commercializing the Company’s surgical product portfolio, on March 12, 2026, the Company delivered written notice to Tufts that terminated the exclusive license agreement, effective April 20, 2026. In July 2026, the Company dissolved SCP and eliminated the 10% equity ownership interest in SCP held by Tufts and recorded a change in noncontrolling interest of $8,666 in the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

NOTE 11 — SHAREHOLDERS’ EQUITY

Common Stock

At the Company’s Annual Meeting of Shareholders held in July 2020, the Company approved the 2014 LTIP in which the Company’s directors, officers, employees and consultants are eligible to participate. The 2014 LTIP terminated as to future awards on September 3, 2024. Previously granted awards under the 2014 LTIP will remain outstanding until they expire by their terms or under the terms of the 2014 LTIP.

On June 12, 2024, the Company’s shareholders approved the 2024 LTIP, which went into effect upon shareholder approval. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2024 LTIP is 1,000,000, subject to increase by any awards under the 2014 LTIP (i) that were outstanding on or after June 12, 2024, and that, on or after such date, are forfeited, expire or are canceled, and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after June 12, 2024 (the “Prior LTIP Awards”). The 2024 LTIP also provides that, to the extent an award under the 2024 LTIP or a Prior LTIP Award is forfeited, expires or is canceled, in whole or in part, the shares subject to such forfeited, expired or canceled award may again be awarded under the 2024 LTIP. For the nine months ended September 30, 2026, a total of 265,862 shares had been issued under the 2024 LTIP, net of 1,138 shares forfeited under the 2014 LTIP and 12,922 shares forfeited under the 2024 LTIP. As of September 30, 2026, there were 538,441 shares available for issuance under the 2024 LTIP.

Restricted Stock Awards

During the nine months ended September 30, 2026, the Company issued restricted stock awards under the 2024 LTIP which are subject to certain vesting provisions and other terms and conditions set forth in each recipient’s respective restricted stock agreement. The Company issued 265,862 shares under the 2024 LTIP, net of forfeitures, of restricted common stock to employees, directors and certain advisors of the Company during the nine months ended September 30, 2026. The fair value of these awards was $5,006,547 based on the closing price of the Company’s common stock on the respective grant dates, which will be recognized as compensation expense on a straight-line basis over the vesting period of the awards.

Share-based compensation expense was $1,270,814 and $1,206,018 for the three months ended September 30, 2026 and 2025, respectively, and $3,795,459 and $3,790,559 for the nine months ended September 30, 2026 and 2025, respectively, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations. Share-based compensation expense related to THP was $26,427 and $182,229 for the three and nine months ended September 30, 2025, respectively, and is recorded in discontinued operations in the accompanying Consolidated Statements of Operations.

At September 30, 2026, there was $6,903,967 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of restricted stock activity is presented below:

	Nine Months Ended September 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	257,989	$34.99
Granted	279,922	19.13
Vested	(128,968)	34.55
Forfeited	(14,060)	24.83
Nonvested at September 30, 2026	394,883	$24.25

Stock Options

A summary of the status of outstanding stock options and changes is presented below:

	Nine Months Ended September 30, 2026
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at beginning of period	10,218	$10.13
Granted or assumed	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2026	10,218	$10.13	4.2	$255,510

Exercisable at September 30, 2026	10,218	$10.13	4.2	$255,510

NOTE 12 — RELATED PARTIES

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

In May 2020, the Company executed a product license agreement with Rochal, whereby the Company acquired an exclusive world-wide license to market, sell and further develop a debrider for human medical use to enhance skin condition or treat or relieve skin disorders, excluding uses primarily for beauty, cosmetic, or toiletry purposes. In the quarter ended December 31, 2025, management determined that the debrider was no longer expected to be used in the Company’s strategic plans and concluded that the carrying amount was not recoverable. An impairment charge of $1.2 million was recorded to reduce the carrying amount of the intangible asset to zero at December 31, 2025. On September 3, 2026, the Company delivered notice to Rochal pursuant to which the Debrider License Agreement will terminate on the date that is six months following the date of such notice.

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

Catalyst Transaction Advisory Services Agreement

In March 2023, the Company entered into a Transaction Advisory Services Agreement (the “Catalyst Services Agreement”) effective March 1, 2023 with The Catalyst Group (“Catalyst”), a related party. Pursuant to the Catalyst Services Agreement, Catalyst, by and through its directors, officers, employees and affiliates that are not simultaneously serving as directors, officers or employees of the Company (collectively, the “Covered Persons”), agreed to perform certain transaction advisory, business and organizational strategy, finance, marketing, operational and strategic planning, relationship access and corporate development services for the Company in connection with any merger, acquisition, recapitalization, divestiture, financing, refinancing, or other similar transaction in which the Company may be, or may consider becoming, involved, and any such additional services as mutually agreed upon in writing by and between Catalyst and the Company (the “Catalyst Services”).

Pursuant to the Catalyst Services Agreement, the Company agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of the Company’s Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were zero for the three months ended September 30, 2026 and 2025, and $1,503 and $2,338 for the nine months ended September 30, 2026 and 2025, respectively, and are recorded in selling, general and administrative in the accompanying Consolidated Statements of Operations.

In June 2026, in connection with the Company’s shift in strategy to focus on soft tissue repair and bone fusion products for the surgical market, the Company terminated the Catalyst Services Agreement with Catalyst effective June 2, 2026. The Company did not pay a fee or penalty in connection with the termination of the Catalyst Services Agreement.

NOTE 13 — SEGMENT REPORTING

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

Net income (loss) is the primary profitability measure used by the CODM for purposes of assessing financial performance and resource allocation. In addition to net income (loss), the CODM also uses Adjusted EBITDA for purposes of assessing financial performance and resource allocation. Adjusted EBITDA is a non-GAAP measure and is defined as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, noncash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, gain/loss on the disposal of property and equipment, gain on disposal of investment, executive separation costs, and acquisition and other transaction related costs, as each is applicable to the periods presented. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The CODM also reviews budget-to-actual variances for expenses on a monthly basis when making decisions about allocating resources to the segment. The measure of segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table reflects results of operations including significant segment expenses that are regularly provided to the CODM for the Company’s reportable segment and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$28,430,158	$26,333,819	$84,365,449	$75,572,167
Cost of goods sold	2,104,917	1,874,214	6,009,853	5,646,463
General and administrative	7,946,358	4,363,965	18,554,062	12,365,965
Sales and marketing(1)	16,306,117	15,513,910	50,181,623	46,275,437
Research and development	723,717	1,029,591	2,637,541	3,036,746
Depreciation and amortization(2)	613,044	610,899	1,819,407	1,993,477
Other expense(3)	2,022,991	2,106,747	6,463,406	5,539,893
Net income (loss) from continuing operations	$(1,286,986)	$834,493	$(1,300,443)	$714,186
Adjusted EBITDA	$5,623,421	$4,908,257	$14,896,367	$12,323,142

(1)	For the three and nine months ended September 30, 2026 and 2025, sales and marketing included compensation and benefits, commissions, travel and other sales and marketing expenses.

(2)	Depreciation expense of $12,482 was reclassified as continuing operations in the nine months ended September 30, 2025, and is therefore no longer reflected in discontinued operations.

(3)	For the three and nine months ended September 30, 2026, other expense included interest expense, share of losses from equity method investments and loss on disposal of property and equipment, offset by interest income and gain on disposal of investment. For the three months ended September 30, 2025, other expense included interest expense and share of losses from equity method investments. For the nine months ended September 30, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(1,286,986)	$834,493	$(1,300,443)	$714,186
Adjustments:
Interest expense	1,812,764	1,818,105	5,422,420	4,926,765
Depreciation and amortization(1)	613,044	610,899	1,819,407	1,993,477
Noncash share-based compensation	1,270,814	1,164,070	3,795,459	3,618,437
Share of losses from equity method investments	442,984	288,642	1,339,139	627,732
Gain on disposal of investment	(105,370)	-	(105,370)	-
(Gain) loss on disposal of property and equipment	19,107	-	20,483	(10,932)
Interest income	(146,494)	-	(213,266)	(3,672)
Executive separation costs(2)	-	172,048	-	432,323
Acquisition and other transaction related costs(3)	3,003,558	20,000	4,118,538	24,826
Adjusted EBITDA	$5,623,421	$4,908,257	$14,896,367	$12,323,142

(1)	Depreciation expense of $12,482 was reclassified as continuing operations in the nine months ended September 30, 2025, and is therefore no longer reflected in discontinued operations.

(2)	Includes $41,948 and $172,122 of share-based compensation related to executive separation costs for the three and nine months ended September 30, 2025, respectively.

(3)	Acquisition and other transaction related costs are comprised of legal and advisory services associated with prospective acquisitions in 2025 and with corporate strategic initiatives and the pending Merger in 2026.

NOTE 14 — SUBSEQUENT EVENTS

THP Sale to Net Health

On October 6, 2026, the Company entered into an asset purchase agreement with Net Health pursuant to which Net Health acquired all of the assets of THP for a purchase price of $2,007,222 less consulting costs of $7,222. In addition to the purchase price, Sanara is eligible to receive additional consideration in the form of two earnouts:

●	a CDS earnout, which is payable in tranches based on the number of wound care clinical decision support (“CDS”) licenses sold within three years of the CDS product’s general availability, with each tranche subject to adjustment if the average license fee is below $50 per user; and

●	a secondary assets earnout equal to 15% of net revenue from the commercialization of certain secondary assets for up to three years after those assets become commercially available.

Pursuant to the asset purchase agreement, Net Health assumed limited post-closing liabilities, including those arising under certain assigned contracts and 50% of any transfer taxes. All other liabilities, including pre-closing obligations, remain with the Company. The agreement also includes customary representations, warranties, restrictive covenants, transition assistance and indemnification provisions.

Merger Update

On October 15, 2026, the Company and MiMedx each received a Second Request from the FTC in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after both MiMedx and the Company have substantially complied with the Second Request, unless that period is extended voluntarily by MiMedx and the Company or terminated earlier by the FTC. The timing and outcome of the FTC review process, including the resolution of the Second Request, remain uncertain. Accordingly, management cannot reasonably estimate the financial effect, if any, of the proposed Merger on the Company’s financial position, results of operations, or cash flows as of the date these financial statements were issued. The Company has been working cooperatively with the FTC in connection with its informational requests and intends to continue to do so.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance, including topics such as new products under development. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	shortfalls in forecasted revenue growth;

●	our ability to meet our future capital requirements;

●	our ability to maintain compliance with our debt obligations;

●	our ability to consummate the previously announced merger transaction with MiMedx Group, Inc. (“MiMedx”) and realize the anticipated benefits and synergies expected from the transaction once consummated;

●	our ability to develop and commercialize new products and products under development, including the manufacturing, distribution, marketing and sale of such products;

●	our ability to retain and recruit key personnel;

●	the intense competition in the markets in which we operate and our ability to compete within our markets;

●	the failure of our products to obtain market acceptance;

●	the effect of security breaches and other disruptions;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to maintain and further grow clinical acceptance and adoption of our products;

●	the impact of competitors inventing products that are superior to ours;

●	disruptions of, or changes in, our distribution model, consumer base or the supply of our products;

●	the failure of third-party assessments to demonstrate desired outcomes in proposed endpoints;

●	our ability and the ability of our research and development partners to protect the proprietary rights to technologies used in certain of our products and the impact of any claim that we have infringed on intellectual property rights of others;

●	our dependence on technologies and products that we license from third parties;

●	the effects of current and future laws, rules and regulations relating to the labeling, marketing and sale of our products, and our ability to comply with the various laws, rules and regulations applicable to our business; and

●	the effect of defects, failures or quality issues associated with our products.

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

CellerateRX Surgical

CellerateRX Surgical is a Type I bovine hydrolyzed collagen indicated for the management of surgical, traumatic, and partial and full-thickness wounds as well as first- and second-degree burns. It is manufactured with a proprietary process. CellerateRX Surgical is sterilized, packaged, and designed specifically for use in the operating room. CellerateRX Surgical is primarily purchased by hospitals and ambulatory surgical centers for use by surgeons to treat surgical wounds, including those associated with orthopedic, spine and trauma procedures. Additional surgical wounds that often benefit from the use of CellerateRX Surgical include general, vascular, plastic/reconstructive, cardiovascular, gynecologic, and urologic related procedures.

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

BIASURGE

BIASURGE is a 510(k) cleared sterile no-rinse, advanced surgical solution used for wound irrigation. It contains an antimicrobial preservative effective against a broad spectrum of pathogenic microorganisms in the solution. BIASURGE is indicated for use in the mechanical cleansing and removal of debris, including microorganisms, from surgical wounds. In both in vitro testing of implant materials and ex vivo testing of dermal materials, BIASURGE was proven to eliminate biofilm-producing microbes and prevent them from attaching to the implant materials.

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

From the second quarter of 2024 until the third quarter of 2025, we managed our business on the basis of two operating and reportable segments: the Sanara Surgical segment and the THP segment.

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

Tufts University License Agreement

On December 20, 2023, we signed an exclusive license agreement with Tufts University (“Tufts”) to develop and commercialize patented technology covering 18 unique collagen peptides. As part of this agreement, we formed a new subsidiary, Sanara Collagen Peptides, LLC (“SCP”), and issued 10% of SCP’s outstanding units to Tufts. SCP had exclusive rights to develop and commercialize new products based on the licensed patents and patents pending. SCP would pay royalties to Tufts based on net sales of licensed products and technologies. Under the exclusive license agreement, royalties would be calculated at a rate of 1.5% or 3.0%, depending on the type of product or technology developed. SCP would pay Tufts a minimum annual royalty of $50,000 on January 1 of the year following the first anniversary of the first commercial sale of the licensed products or technologies. SCP would pay Tufts a $100,000 minimum annual royalty on January 1 of each subsequent year during the royalty term specified in the exclusive license agreement. There were no material accounting impacts and no royalties paid related to this arrangement as of September 30, 2026.

In connection with the shift in strategy to focus on developing and commercializing our surgical product portfolio, on March 12, 2026, we delivered written notice to Tufts that terminated the exclusive license agreement, effective April 20, 2026. In July 2026, we dissolved SCP and eliminated the 10% equity ownership interest in SCP held by Tufts and recorded a change in noncontrolling interest of $8,666 in our Consolidated Statements of Changes in Shareholders’ Equity.

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

Agreement and Plan of Merger

On July 29, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MiMedx and Mustang Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of MiMedx (“Merger Subsidiary”). Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Sanara (the “Merger”), with Sanara surviving the Merger as a wholly owned subsidiary of MiMedx. The Merger is subject to the receipt of required regulatory approvals and other customary closing conditions.

At the effective time of the Merger, each issued and outstanding share of our common stock (other than certain excluded shares and shares held by shareholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $33.00 per share in cash, without interest (the “Per Share Cash Consideration”), and 0.4735 shares (the “Per Share Stock Consideration,” and together with the Per Share Cash Consideration, the “Merger Consideration”) of common stock, par value $0.001, of MiMedx (the “MiMedx Common Stock”). In addition, at or immediately prior to the effective time of the Merger, our outstanding restricted stock will be cancelled and converted into the right to receive the per share Merger Consideration and our outstanding stock options will be cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration (with the value of the Per Share Stock Consideration based on the closing price of the shares of MiMedx Common Stock on the last trading day prior to the closing date of the Merger) less the exercise price payable in respect of such stock option, in each case, subject to the terms of the Merger Agreement.

The closing of the Merger is subject to the satisfaction of various customary closing conditions, including, among others, the receipt of required regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

The registration statement filed by MiMedx with the Securities and Exchange Commission (the “SEC”) was declared effective by the SEC on September 4, 2026. On September 30, 2026, we held a virtual special meeting of shareholders, and our shareholders adopted and approved the Merger Agreement. On October 15, 2026, Sanara and MiMedx each received a request for additional information and documentary material (a “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after both MiMedx and Sanara have substantially complied with the Second Request, unless that period is extended voluntarily by MiMedx and Sanara or terminated earlier by the FTC. We have been working cooperatively with the FTC in connection with its informational requests and intend to continue to do so.

The Merger Agreement also contains customary termination provisions, including the right of either party to terminate the agreement under specified circumstances, including if the Merger is not consummated on or before July 29, 2027, subject to extension under certain conditions.

In addition, upon termination of the Merger Agreement under specified circumstances, including if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we would be required to pay MiMedx a termination fee of $9,660,336. Furthermore, MiMedx will be required to pay us a termination fee of $22,540,785 if we terminate the Merger Agreement because of a failure of MiMedx to consummate the Merger when required to do so by the Merger Agreement.

See Note 2, “Summary of Significant Accounting Policies – Agreement and Plan of Merger” in Item 1. of this Quarterly Report on Form 10-Q for further details regarding the pending Merger.

Convertible Loan Receivable

In connection with our equity investment in Biomimetic Innovations Limited, a privately held medical device company headquartered in Shannon, Co. Clare, Ireland (“BMI”), we and certain unaffiliated participating parties (collectively, the “Lenders”) entered into a convertible loan agreement in August 2026 (the “BMI Closing”). Pursuant to the agreement, BMI received an aggregate loan facility of €5,368,000, of which we funded $1,758,300 (€1,500,000), one other unaffiliated participating party funded €1,500,000, and the remaining balance was funded by other unaffiliated participating parties. Our portion of the loan facility is referred to herein as the “BMI Loan.” The BMI Loan matures on August 20, 2027 (the “BMI Term”) and bears interest at a fixed rate of 15% per annum, which was determined based on the then-current 12-month EURIBOR plus 12%. Under the convertible loan agreement, BMI may repay the BMI Loan, together with accrued interest, in full at any time during the first 180 days of the BMI Term, pursuant to certain conditions. If the BMI Loan is not repaid early, BMI is required to repay the BMI Loan, together with accrued interest, at the end of the BMI Term.

If the BMI Loan, together with accrued interest, is not repaid in full within 180 days following the BMI Closing, we and the unaffiliated participating party that funded the other €1,500,000 portion of the loan facility may each elect, in our and its sole discretion, to convert their respective loan receivable balances and accrued interest into shares of BMI at a fully diluted equity value based on a €30,000,000 pre-money valuation at any time prior to the end of the BMI Term. The remaining participating parties have agreed to support any required approvals and to either waive their rights to purchase the new shares or exercise such rights solely to facilitate the issuance of shares to us and the other converting lender at cost.

The BMI Loan is subject to certain covenants throughout the BMI Term, including: (i) BMI must promptly notify the Lenders of any default or potential default; (ii) proceeds are to be used for regulatory, dental, first-in-human activities, and pre-committed spend; (iii) BMI must maintain minimum cash balances (ranging from €1.2 million to €2.8 million, depending on the month) after any related-party or intercompany payments, with payments being prohibited if the balance falls below the threshold; (iv) BMI may not incur new debt or grant security interests over its assets without the Lenders’ consent; (v) BMI and certain shareholders must support all actions necessary to facilitate conversion of the loan into equity, including waiving pre-emption rights; and (vi) BMI must execute documents or take actions reasonably requested by the Lenders to implement the convertible loan agreement. Any failure by BMI to comply with the foregoing covenants would constitute an event of default, upon which the entire outstanding principal balance of the BMI Loan, together with all accrued and unpaid interest would become immediately due and payable.

The BMI Loan is recorded under the caption “Convertible loan receivable” in our Consolidated Balance Sheets, which was $1,758,300 as of September 30, 2026. Accrued interest receivable related to the BMI Loan of $29,397 is recorded in prepaids and other assets in our Consolidated Balance Sheets as of September 30, 2026.

THP Sale to Net Health

On October 6, 2026, we entered into an asset purchase agreement with Net Health Systems, Inc., a Pennsylvania corporation (“Net Health”), pursuant to which Net Health acquired all of the assets of THP for a purchase price of $2,007,222 less consulting costs of $7,222. In addition to the purchase price, we are eligible to receive additional consideration in the form of two earnouts:

●	a CDS earnout, which is payable in tranches based on the number of wound care clinical decision support (“CDS”) licenses sold within three years of the CDS product’s general availability, with each tranche subject to adjustment if the average license fee is below $50 per user; and

●	a secondary assets earnout, equal to 15% of net revenue from the commercialization of certain secondary assets for up to three years after those assets become commercially available.

Pursuant to the asset purchase agreement, Net Health assumed limited post-closing liabilities, including those arising under certain assigned contracts and 50% of any transfer taxes. All other liabilities, including pre-closing obligations, remain with us. The agreement also includes customary representations, warranties, restrictive covenants, transition assistance and indemnification provisions.

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

Revenue streams from product sales are summarized below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Soft tissue repair products	$25,662,232	$23,424,126	$75,847,769	$66,618,023
Bone fusion products	2,767,926	2,909,693	8,517,680	8,954,144
Total Net Revenue	$28,430,158	$26,333,819	$84,365,449	$75,572,167

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

RESULTS OF OPERATIONS

The following table presents certain information about our results from continuing operations and Adjusted EBITDA (as described below) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$28,430,158	$26,333,819	$84,365,449	$75,572,167
Cost of goods sold	2,104,917	1,874,214	6,009,853	5,646,463
Selling, general and administrative	24,252,475	19,877,875	68,735,685	58,641,402
Research and development	723,717	1,029,591	2,637,541	3,036,746
Depreciation and amortization(1)	613,044	610,899	1,819,407	1,993,477
Other expense(2)	2,022,991	2,106,747	6,463,406	5,539,893
Net income (loss) from continuing operations	$(1,286,986)	$834,493	$(1,300,443)	$714,186
Adjusted EBITDA(3)	$5,623,421	$4,908,257	$14,896,367	$12,323,142

(1)	Depreciation expense of $12,482 was reclassified as continuing operations in the nine months ended September 30, 2025, and is therefore no longer reflected in discontinued operations.

(2)	For the three and nine months ended September 30, 2026, other expense included interest expense, share of losses from equity method investments and loss on disposal of property and equipment, offset by interest income and gain on disposal of investment. For the three months ended September 30, 2025, other expense included interest expense and share of losses from equity method investments. For the nine months ended September 30, 2025, other expense included interest expense and share of losses from equity method investments, offset by interest income and gain on disposal of property and equipment.

(3)	Adjusted EBITDA is a non-GAAP financial measure. For more information, see the “Adjusted EBITDA” section below.

Net Revenue. For the three months ended September 30, 2026, we generated net revenue of $28.4 million compared to $26.3 million for the three months ended September 30, 2025, an 8% increase over the prior year period. For the nine months ended September 30, 2026, we generated net revenue of $84.4 million compared to $75.6 million for the nine months ended September 30, 2025, a 12% increase over the prior year period. Higher net revenue for the three months ended September 30, 2026 was driven by an increase of $2.2 million, or 10%, in sales of soft tissue repair products, including CellerateRX Surgical and BIASURGE, offset by a slight decrease of $0.1 million, or 5%, in sales of bone fusion products. Higher net revenue for the nine months ended September 30, 2026 was driven by an increase of $9.2 million, or 14%, in sales of soft tissue repair products, including CellerateRX Surgical, BIASURGE and FORTIFY TRG, offset by a slight decrease of $0.4 million, or 5%, in sales of bone fusion products. The increases were supported by increased market penetration and our strategy to continue expanding and developing our independent distribution network in both new and existing U.S. markets.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2026 was $2.1 million compared to $1.9 million for the three months ended September 30, 2025. Cost of goods sold for the nine months ended September 30, 2026 was $6.0 million compared to $5.6 million for the nine months ended September 30, 2025. Higher cost of goods sold in the three months ended September 30, 2026 was primarily due to increases in inventory obsolescence and product sales. Higher cost of goods sold in the nine months ended September 30, 2026 was primarily due to increases in product sales, shipping and handling and BIASURGE royalty expense.

Gross Profit. We generated gross profit of $26.3 million for the three months ended September 30, 2026 compared to $24.5 million for the three months ended September 30, 2025, an 8% increase over the prior year period. We generated gross profit of $78.4 million for the nine months ended September 30, 2026 compared to $69.9 million for the nine months ended September 30, 2025, a 12% increase over the prior year period. Gross margin was approximately 93% for the three and nine months ended September 30, 2026 and 2025. Higher gross profit for the three and nine months ended September 30, 2026 was primarily due to the net revenue growth factors above and product mix.

Selling, general and administrative. SG&A for the three months ended September 30, 2026 was $24.3 million compared to $19.9 million for the three months ended September 30, 2025. SG&A for the nine months ended September 30, 2026 was $68.7 million compared to $58.6 million for the nine months ended September 30, 2025. Higher SG&A in the three months ended September 30, 2026 was primarily due to approximately $3.0 million in legal and advisory services associated with corporate strategic initiatives and the pending Merger, approximately $0.8 million of increased direct sales and marketing expenses, approximately $0.4 million related to legal and accounting expense and approximately $0.2 million related to compensation expense. Higher SG&A in the nine months ended September 30, 2026 was primarily due to approximately $4.1 million in legal and advisory services associated with corporate strategic initiatives and the pending Merger, approximately $3.9 million of increased direct sales and marketing expenses, approximately $1.3 million related to compensation expense and approximately $0.4 million related to legal and accounting expense.

Research and development. R&D for the three months ended September 30, 2026 was $0.7 million compared to $1.0 million for the three months ended September 30, 2025. R&D for the nine months ended September 30, 2026 was $2.6 million compared to $3.0 million for the nine months ended September 30, 2025. Lower R&D for the three and nine months ended September 30, 2026 was primarily due to the timing of product enhancement initiatives associated with our soft tissue repair products when compared to the three and nine months ended September 30, 2025.

Depreciation and amortization. Depreciation and amortization was $0.6 million for the three months ended September 30, 2026 and 2025. Depreciation and amortization for the nine months ended September 30, 2026 was $1.8 million compared to $2.0 million for the nine months ended September 30, 2025.

Other income (expense). Other expense for the three months ended September 30, 2026 was $2.0 million compared to $2.1 million for the three months ended September 30, 2025. Other expense for the nine months ended September 30, 2026 was $6.5 million compared to $5.5 million for the nine months ended September 30, 2025. The decrease in other expense for the three months ended September 30, 2026 was primarily due to interest income and gain on disposal of investment, offset by higher share of losses from equity method investments. The net gain on disposal of investment represents our proportionate share of proceeds from BMI’s issuance of additional ordinary shares, reduced by our diluted share of BMI losses and the write-off of our investment in SI Healthcare Technologies, LLC. The increase in other expense for the nine months ended September 30, 2026 was primarily due to higher interest expense related to the CRG Term Loan and our share of losses from equity method investments, offset by higher interest income and the gain on disposal of investment.

Net income (loss) from continuing operations. For the three months ended September 30, 2026, we had a net loss from continuing operations of $1.3 million compared to net income from continuing operations of $0.8 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we had a net loss from continuing operations of $1.3 million compared to net income from continuing operations of $0.7 million for the nine months ended September 30, 2025. Net loss from continuing operations for the three months ended September 30, 2026 was primarily due to higher SG&A, which included costs associated with the pending Merger, and higher share of losses from equity method investments, partially offset by net revenue growth. Net loss from continuing operations for the nine months ended September 30, 2026 was primarily due to higher SG&A, which included costs associated with the pending Merger, and higher interest expense related to the CRG Term Loan and share of losses from equity method investments, partially offset by net revenue growth.

Net loss from discontinued operations. As a result of our decision to discontinue THP, the operating results of THP are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Net loss from discontinued operations for the three months ended September 30, 2026 was $0.1 million compared to a net loss from discontinued operations of $31.2 million for the three months ended September 30, 2025. Net loss from discontinued operations for the nine months ended September 30, 2026 was $0.1 million compared to a net loss from discontinued operations of $36.7 million for the nine months ended September 30, 2025. Net loss from discontinued operations for the three and nine months ended September 30, 2026 includes legal expenses related to the sale of the THP assets in October 2026. For more information on the sale of the THP assets, see the “Recent Developments” section above.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest expense/income, provision/benefit for income taxes, depreciation and amortization, non-cash share-based compensation expense, change in fair value of earnout liabilities, asset impairment charges, share of losses from equity method investments, gain/loss on the disposal of property and equipment, gain on disposal of investment, executive separation costs, and acquisition and other transaction related costs, as each is applicable to the periods presented. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss) from continuing operations, cash flow and other measures of financial performance reported in accordance with GAAP.

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

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(1,286,986)	$834,493	$(1,300,443)	$714,186
Adjustments:
Interest expense	1,812,764	1,818,105	5,422,420	4,926,765
Depreciation and amortization(1)	613,044	610,899	1,819,407	1,993,477
Noncash share-based compensation	1,270,814	1,164,070	3,795,459	3,618,437
Share of losses from equity method investments	442,984	288,642	1,339,139	627,732
Gain on disposal of investment	(105,370)	-	(105,370)	-
(Gain) loss on disposal of property and equipment	19,107	-	20,483	(10,932)
Interest income	(146,494)	-	(213,266)	(3,672)
Executive separation costs(2)	-	172,048	-	432,323
Acquisition and other transaction related costs(3)	3,003,558	20,000	4,118,538	24,826
Adjusted EBITDA	$5,623,421	$4,908,257	$14,896,367	$12,323,142

(1)	Depreciation expense of $12,482 was reclassified as continuing operations in the nine months ended September 30, 2025, and is therefore no longer reflected in discontinued operations.

(2)	Includes $41,948 and $172,122 of share-based compensation related to executive separation costs for the three and nine months ended September 30, 2025, respectively.

(3)	Acquisition and other transaction related costs are comprised of legal and advisory services associated with prospective acquisitions in 2025 and with corporate strategic initiatives and the pending Merger in 2026.

For the three months ended September 30, 2026, our Adjusted EBITDA was $5.6 million compared to $4.9 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, our Adjusted EBITDA was $14.9 million compared to $12.3 million for the nine months ended September 30, 2025. Higher Adjusted EBITDA in 2026 was primarily due to net revenue growth offset by increases in SG&A.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2026 was $16.8 million, compared to $16.6 million at December 31, 2025. Historically, we have financed our operations primarily from borrowings under our credit facilities and the sale of equity securities. Based on our current plan of operations, we believe our cash and cash equivalents, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, merger-related transaction costs and capital expenditures for at least the next 12 months.

We expect our future needs for cash to include expenses related to the pending Merger, further development of our product portfolio, clinical studies, and repayment of debt as it becomes due and for general corporate purposes. We intend to continue to explore opportunities to reduce our expenses and streamline operations.

Our cash outlay associated with winding down THP for the three and nine months ended September 30, 2026 was $0.4 million and $1.2 million, respectively. Due to the sale of THP assets on October 6, 2026, we do not anticipate material cash spend related to THP for the remainder of 2026.

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

The CRG Term Loan bears interest at a per annum rate equal to 13.25% (subject to a 4.00% increase during an event of default), of which 8.00% must be paid in cash and 5.25% may, at our election, be deferred through the 19th quarterly Payment Date (defined below) by adding such amount to the aggregate principal loan amount, so long as no default or event of default under the CRG Term Loan Agreement has occurred and is continuing. We are required to make quarterly interest payments on the final business day of each calendar quarter following the Closing Date, commencing on the first such date to occur at least 30 days after the Closing Date (each, a “Payment Date”). Interest is payable on each Payment Date in arrears with respect to the time between each Payment Date and upon the payment or prepayment of the CRG Term Loan, ending on the Maturity Date. In addition, we are required to pay an upfront fee of 1.50% of the principal amount of the CRG Term Loan, which is payable as amounts are advanced under the CRG Term Loan on a pro rata basis. We are also required to pay a back-end fee equal to 7.00% of the aggregate principal amount advanced under the CRG Term Loan Agreement. We paid upfront fees of $225,000 on the Closing Date related to the First Borrowing, $232,500 of upfront fees on September 4, 2024 related to the Second Borrowing and $183,750 of upfront fees on March 31, 2025 related to the Third Borrowing. As of September 30, 2026, there was $46.7 million of principal outstanding under the CRG Term Loan. Although the CRG Term Loan permits certain interest to be paid-in-kind, we elected to pay all interest accrued during the three and nine months ended September 30, 2026 in cash rather than adding such amount to the outstanding principal balance.

Subject to certain exceptions, we are required to make mandatory prepayments of the CRG Term Loan with the proceeds of certain asset sales and in the event of a change of control of the Company. In addition, we may make voluntary prepayments of the CRG Term Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Term Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the date that is one year following the applicable borrowing (the “Borrowing Date”), an amount equal to 10.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid and (ii) if prepayment occurs one year after the applicable Borrowing Date and on or prior to two years following the applicable Borrowing Date, an amount equal to 5.0% of the aggregate outstanding principal amount of the CRG Term Loan being prepaid. No prepayment premium is due on any principal prepaid if prepayment occurs two years or more after the applicable Borrowing Date.

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

The CRG Term Loan Agreement contains representations and warranties of the Company and the Guarantors customary for financings of this type and also includes events of default customary for financings of this type, including, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, a material adverse change, bankruptcy and insolvency, material judgments and a change of control, in certain cases subject to customary periods to cure. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the CRG Term Loan Agreement.

As of September 30, 2026, we were in compliance with all debt covenants.

BMI Investment

On January 16, 2025, we entered into a Licensing and Distribution Agreement (the “BMI License Agreement”) with BMI, pursuant to which we acquired the exclusive U.S. marketing, sales and distribution rights to OsStic Synthetic Injectable Structural Bio-Adhesive Bone Void Filler (“OsStic”), as well as an adjunctive internal fixation technology featuring novel delivery to promote targeted application of OsStic (“ARC” and together with OsStic, the “Products”), for use in the treatment of a wound or injury caused by a traumatic incident.

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

The BMI License Agreement requires that we pay BMI royalties of 3% of OsStic Net Sales (as defined in the BMI License Agreement). Pursuant to the BMI License Agreement, we and BMI agreed to negotiate the applicable percentage of net sales for ARC at a future date. The BMI License Agreement also requires that we pay BMI annual minimum royalty payments of $100,000, $200,000, and $300,000 for the first, second and third years, respectively, following the receipt of first regulatory approval for the marketing and sale of a Product (as defined in the agreement). No royalties have been paid under this agreement as of September 30, 2026.

In connection with the BMI License Agreement, on January 16, 2025, we entered into a Share Subscription and Shareholders’ Agreement (the “Subscription Agreement”), by and among us, The Russell Revocable Living Trust, BMI and the existing shareholders of BMI, pursuant to which we made an initial cash investment in BMI totaling approximately $3.1 million (€3.0 million). The initial cash investment and our previously disclosed convertible loan to BMI of $1.1 million (€1.0 million) were converted into 8,230 ordinary shares of BMI, constituting approximately 6.67% of the outstanding equity of BMI as of January 16, 2025. Pursuant to the Subscription Agreement, we also agreed to contribute an additional €4.0 million to BMI through a series of capital contributions in exchange for 8,230 additional ordinary shares of BMI upon the achievement of certain development, clinical, and regulatory milestones expected to occur at various points during 2025 and 2026. As of June 30, 2025, BMI had achieved two of such milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on July 1, 2025 in exchange for 4,116 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 9.678% as of July 1, 2025. In September 2025, BMI achieved the final three milestones, and upon settlement, we paid BMI $2.4 million (€2.0 million) on October 2, 2025 in exchange for 4,114 additional ordinary shares of BMI, bringing our total ownership of BMI’s outstanding equity to approximately 12.499% for a total cash investment of $9.0 million (€8.0 million) as of October 2, 2025. Subsequent to such date, additional ordinary shares of BMI were sold to other outside investors, thereby decreasing our ownership of BMI to approximately 11.945% as of September 30, 2026. As a result, we recorded a gain on our investment in BMI of $142,744 which is included in “Share of losses from equity method investments” in the Consolidated Statements of Operations to recognize our share of proceeds on the sale of additional ordinary shares and the dilution of our share of losses.

In connection with our equity investment in BMI, we and certain unaffiliated participating parties entered into a convertible loan agreement in August 2026 as discussed further in “Recent Developments.”

Cash Flow Analysis

For the nine months ended September 30, 2026, net cash provided by operating activities was $3.5 million compared to net cash provided by operating activities of $2.8 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities during the nine months ended September 30, 2026 was primarily due to a reduction in net loss and decreased inventory expenditures. Additionally, a timing difference in the CRG Term Loan interest payment, which was remitted on October 1, 2026 rather than September 30, 2026, resulted in the payment being recognized in the fourth quarter of 2026, favorably affecting the September 30, 2026 cash balance by approximately $1.6 million. The increase in net cash provided by operating activities was partially offset by increased bonus and commission payments.

For the nine months ended September 30, 2026, net cash used in investing activities was $1.8 million compared to $12.5 million used in investing activities for the nine months ended September 30, 2025. Cash used in investing activities during the nine months ended September 30, 2026 related primarily to the BMI Loan and leasehold improvements and equipment.

For the nine months ended September 30, 2026, net cash used in financing activities was $1.5 million compared to $8.7 million provided by financing activities for the nine months ended September 30, 2025. Cash used in financing activities during the nine months ended September 30, 2026 related primarily to the Installment Payment associated with the Applied Purchase Agreement and net settlements of equity-based awards.

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

Pursuant to the Catalyst Services Agreement, we agreed to reimburse Catalyst for (i) compensation actually paid by Catalyst to any of the Covered Persons at a rate no more than a rate consistent with industry practice for the performance of services similar to the Catalyst Services, as documented in reasonably sufficient detail, and (ii) all reasonable out-of-pocket costs and expenses payable to unaffiliated third parties, as documented in customary expense reports, as each of (i) and (ii) is incurred in connection with the Catalyst Services rendered under the Catalyst Services Agreement, with all reimbursements being contingent upon the prior approval of the Audit Committee of our Board of Directors. Pursuant to the Catalyst Services Agreement, costs incurred were zero for the three months ended September 30, 2026 and 2025, and $1,503 and $2,338 for the nine months ended September 30, 2026 and 2025, respectively.

In June 2026, in connection with our shift in strategy to focus on soft tissue repair and bone fusion products for the surgical market, we terminated the Catalyst Services Agreement with Catalyst effective June 2, 2026. We did not pay a fee or penalty in connection with the termination of the Catalyst Services Agreement.

Receivables and Payables

We had no outstanding related party receivables or related party payables at September 30, 2026 and December 31, 2025. The related party payables balance for December 31, 2025 has been reclassified and is included in accounts payable in the accompanying Consolidated Balance Sheets.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation and changing prices have not had a material impact on our historical results of operations. We do not currently anticipate that inflation and changing prices, including the impacts of tariffs, will have a material impact on our future results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point in time. Changes in these estimates could materially affect our consolidated financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, the fair value measurement of assets and liabilities and the allocation of purchase price to the fair value of assets acquired. Our critical accounting estimates have not significantly changed since December 31, 2025 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to the Pending Merger with MiMedx

The Merger with MiMedx is subject to closing conditions, including the expiration or termination of the waiting period under the HSR Act, some of which are beyond the parties’ control and may not be satisfied on a timely basis or at all. Failure to complete, or significant delays in completing, the Merger could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the Merger is subject to a number of closing conditions that have not been satisfied, including, among others, certain regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On October 15, 2026, Sanara and MiMedx each received a request for additional information and documentary material (a “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the HSR Act until 30 days after both MiMedx and Sanara have substantially complied with the Second Request, unless that period is extended voluntarily by MiMedx and Sanara or terminated earlier by the FTC. While we have been working cooperatively with the FTC in connection with its informational requests and intend to continue to do so, the FTC may not complete its review of the Merger on a timely basis or provide regulatory authorization or consent at all.

Some of these conditions are beyond the parties’ control and, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring, even though our shareholders have approved the Merger. We cannot predict with certainty whether and when the remaining conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Merger. In addition, we can agree with MiMedx not to consummate the Merger even though our shareholders have approved the Merger and even if the conditions to the closing of the Merger are otherwise satisfied.

Before the Merger may be completed, any waiting period (or extension thereof) under the HSR Act must have expired or been terminated, and any authorizations or consents from governmental authorities are required in connection with the Merger. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental authorities may consider, among other factors, the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the authorizations or consents that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the business of MiMedx after the completion of the Mergers.

In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their authorization or consent to the Merger, and such conditions, terms, obligations or restrictions could delay completion of the Merger or impose additional material costs on or materially limit MiMedx’s revenues after the completion of the Merger or potentially lead to the abandonment of the Merger. The imposition of adverse conditions, terms, obligations or restrictions, or the failure to obtain required regulatory authorization or consent for the Merger could materially adversely affect our business or results of operations.

If the Merger is not completed, or if there are significant delays in completing the Merger, the trading price of our common stock and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

●	we may be liable for damages to MiMedx under the terms and conditions of the Merger Agreement, including payment of the $9,660,336 termination fee;
●	negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;
●	having to pay certain significant costs relating to the Merger; and
●	the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

The announcement and pendency of the Merger and the other transactions contemplated by the Merger Agreement, whether or not completed, may adversely affect our business.

The announcement and pendency of the Merger may adversely affect the trading price of our common stock, our business or our relationships with our suppliers, agents, distributors, consultants and employees. Third parties may be unwilling to enter into material agreements with respect to our business in light of the proposed Merger. In addition, new or existing customers, suppliers and business partners of ours may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, our employees may become concerned about the future of our business and lose focus or seek other employment. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have an adverse effect on our business or results of operations.

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

The Merger with MiMedx may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur significant Merger-related expenses, consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Merger is not completed. In addition, if the Merger Agreement is terminated under specified circumstances, we will be required to pay a termination fee and certain Merger-related expenses of MiMedx.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table summarizes our share repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2026	-	$-	-	-
August 1 - August 31, 2026	-	$-	-	-
September 1 - September 30, 2026	3,661	$35.11	-	-
Total	3,661		-	-

(1)	Shares purchased during the period were transferred to the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of restricted stock awards during the period. The Sanara MedTech Inc. 2024 Omnibus Long-Term Incentive Plan allows us to withhold the number of shares having the fair value equal to the tax withholding due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

SANARA MEDTECH INC.

November 12, 2026	By:	/s/ Elizabeth B. Taylor
Elizabeth B. Taylor
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

